Form 10-Q
period 2014-03-31
Sabre Corp
filed 2014-05-15
CIK 1597033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36422

Sabre Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-8647233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 Sabre Drive

Southlake, TX 76092

(Address, including zip code, of principal executive offices)

(682) 605-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2014, 264,531,659 shares of the Registrant’s Common Stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$755,410	$759,344
Cost of revenue (1) (2)	489,745	481,787
Selling, general and administrative (2)	198,877	199,829

Operating income	66,788	77,728
Other income (expense):
Interest expense, net	(63,944)	(82,530)
Loss on extinguishment of debt	(2,980)	(12,181)
Joint venture equity income	2,441	2,746
Other, net	(887)	5,126

Total other expense, net	(65,370)	(86,839)

Income (loss) from continuing operations before income taxes	1,418	(9,111)
Provision (benefit) for income taxes	2,417	(4,948)

Loss from continuing operations	(999)	(4,163)
Loss from discontinued operations, net of tax	(1,098)	(11,017)

Net loss	(2,097)	(15,180)
Net income attributable to noncontrolling interests	746	584

Net loss attributable to Sabre Corporation	(2,843)	(15,764)
Preferred stock dividends	9,146	8,972

Net loss attributable to common shareholders	$(11,989)	$(24,736)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	(0.01)	(0.06)
Basic and diluted loss per share attributable to common shareholders	(0.07)	(0.14)

Basic and diluted weighted average common shares outstanding	178,702	177,953

(1) Includes amortization of upfront incentive consideration	$11,047	$9,599
(2) Includes stock-based compensation as follows:
Cost of revenue	$1,506	$458
Selling, general and administrative	4,073	2,266

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(2,097)	$(15,180)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	897	449
Reclassification adjustment for realized (gains) losses on foreign CTA, net of tax	—	8,162

Net change in foreign CTA gains (losses) net of tax	897	8,611

Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $130 and $1,361 for the three months ended March 31, 2014 and 2013, respectively	(228)	(2,084)
Amortization of actuarial losses, net of taxes of $423 and $537 for the three months ended March 31, 2014 and 2013, respectively	744	822

Total retirement-related benefit plans	516	(1,262)

Derivatives:
Unrealized gains (losses) on derivatives, net of taxes of $167 and $605 for the three months ended March 31, 2014 and 2013, respectively	208	(2,108)
Reclassification adjustment for realized (gains) losses, net of taxes of $867 and $1,227 for the three months ended March 31, 2014 and 2013, respectively	646	1,753

Net change in unrealized gains (losses) on derivatives, net of tax	854	(355)

Other comprehensive income (loss)	2,267	6,994

Comprehensive income (loss)	170	(8,186)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(746)	(584)

Comprehensive loss attributable to Sabre Corporation	$(576)	$(8,770)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$286,356	$308,236
Restricted cash	706	2,359
Accounts receivable, net	459,962	434,288
Prepaid expenses and other current assets	56,077	53,378
Current deferred income taxes	49,873	41,431
Other receivables, net	31,309	29,511
Assets of discontinued operations	17,660	13,624

Total current assets	901,943	882,827
Property and equipment, net of accumulated depreciation of $749,014 and $722,916	502,543	498,523
Investments in joint ventures	134,523	132,082
Goodwill	2,138,223	2,138,175
Trademarks and brandnames, net of accumulated amortization of $544,845 and $545,597	316,786	323,035
Other intangible assets, net of accumulated amortization of $919,783 and $889,904	281,644	311,523
Other assets, net	474,746	469,543

Total assets	$4,750,408	$4,755,708

Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$123,047	$111,386
Travel supplier liabilities and related deferred revenue	184,086	213,504
Accrued compensation and related benefits	81,097	117,689
Accrued subscriber incentives	166,287	142,767
Deferred revenues	156,067	136,380
Litigation settlement liability and related deferred revenue	60,038	38,920
Other accrued liabilities	289,313	267,867
Current portion of debt	88,790	86,117
Liabilities of discontinued operations	32,864	41,788

Total current liabilities	1,181,589	1,156,418

Deferred income taxes	12,310	10,253
Other noncurrent liabilities	247,758	263,182
Long-term debt	3,621,680	3,643,548

Commitments and contingencies (Note 13)

Temporary equity
Series A Redeemable Preferred Stock: $0.01 par value; 225,000,000 authorized shares; 87,229,703 shares issued; 87,103,210 and 87,184,179 outstanding at March 31, 2014 and December 31, 2013, respectively	643,262	634,843

Stockholders’ deficit
Common Stock: $0.01 par value; 450,000,000 authorized shares; 179,395,390 and 178,633,409 shares issued, 179,013,221 and 178,491,568 outstanding at March 31, 2014 and December 31, 2013, respectively	1,794	1,786
Additional paid-in capital	890,309	880,619
Treasury Stock, at cost, 382,169 shares at March 31, 2014	(4,377)	—
Retained deficit	(1,797,543)	(1,785,554)
Accumulated other comprehensive loss	(47,628)	(49,895)
Noncontrolling interest	1,254	508

Total stockholders’ deficit	(956,191)	(952,536)

Total liabilities, temporary equity and stockholders’ deficit	$4,750,408	$4,755,708

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(2,097)	$(15,180)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	85,394	79,379
Amortization of upfront incentive consideration	11,047	9,599
Litigation related (gains) charges, net	(519)	2,040
Stock-based compensation for employees	5,579	2,724
Allowance for doubtful accounts	1,664	2,713
Deferred income taxes	(5,641)	(15,312)
Joint venture equity income	(2,441)	(2,746)
Amortization of debt issuance costs	1,682	1,671
Third-party fees expensed in connection with the debt modification	3,290	14,003
Loss on extinguishment of debt	2,980	12,181
Other	7,779	1,518
Loss from discontinued operations	1,098	11,017
Changes in operating assets and liabilities:
Accounts and other receivables	(30,315)	(94,391)
Prepaid expenses and other current assets	(1,844)	1,016
Capitalized implementation costs	(7,653)	(22,029)
Upfront incentive consideration	(17,250)	(11,977)
Other assets	(7,826)	(6,333)
Accrued compensation and related benefits	(36,916)	(30,074)
Accounts payable and other accrued liabilities	64,187	152,564

Cash provided by operating activities	72,198	92,383

Investing Activities
Additions to property and equipment	(51,639)	(52,701)
Other investing activities	—	(179)

Cash used in investing activities	(51,639)	(52,880)

Financing Activities
Proceeds of borrowings from lenders	148,307	2,190,063
Payments on borrowings from lenders	(169,847)	(2,198,204)
Debt issuance costs	(3,290)	(16,365)
Proceeds from exercise of stock options	1,152	381
Decrease in restricted cash	1,653	473
Other financing activities	(6,577)	(2,415)

Cash used in financing activities	(28,602)	(26,067)

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(14,057)	1,769
Net cash provided by investing activities	—	8,801

Net cash (used in) provided by discontinued operations	(14,057)	10,570

Effect of exchange rate changes on cash and cash equivalents	220	(468)

(Decrease) increase in cash and cash equivalents	(21,880)	23,538
Cash and cash equivalents at beginning of period	308,236	126,695

Cash and cash equivalents at end of period	$286,356	$150,233

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General Information

Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL Inc. or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre”, the “Company”, “we”, “our”, “ours” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires. On April 23, 2014, we closed our initial public offering of our common stock (see Note 15, Subsequent Events).

We are a leading technology solutions provider to the global travel and tourism industry. We operate through three business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, (ii) Airline and Hospitality Solutions, an extensive suite of travel industry leading software solutions primarily for airlines and hotel properties, and (iii) Travelocity, our portfolio of online consumer travel e-commerce businesses through which we provide travel content and booking functionality primarily for leisure travelers.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2014. The accompanying interim financial statements should be read in conjunction with our annual audited financial statements and related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. Other than as discussed in the following paragraphs, no other entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions.

Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, amounts for future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software development, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, assumptions made in the calculation of restructuring liabilities and the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. These policies are discussed in our annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

2. Discontinued Operations and Dispositions

During the periods presented, we disposed of or discontinued certain businesses or operations in order to further align Travelocity with its core strategies of focusing on product and customer experiences in profitable locations, and displaying and promoting highly relevant content. We believe these decisions will allow us to reduce our technological complexity by reducing the number of supported business platforms and operations.

Discontinued Operations

The results for the following Travelocity operations are presented in loss from discontinued operations in our consolidated statements of operations:

Holiday Autos—On June 25, 2013, we sold certain assets of our Holiday Autos operations to a third party and, in November 2013, completed the closing of the remainder of the Holiday Autos operations such that it represented a discontinued operation. Holiday Autos was a leisure car hire broker that offered pre-paid, low-cost car rental in various markets, largely in Europe. In the second quarter of 2013, we recognized an $11 million loss, net of tax, on the sale of Holiday Autos. The loss includes the write-off of $39 million of goodwill and intangible assets attributed to Holiday Autos, with the goodwill portion determined based on Holiday Autos’ relative fair value to the Travelocity Europe reporting unit. The sale provides for us to receive two earn-out payments measured 12 and 24 months following the date of the sale, totaling up to $12 million, based upon the purchaser exceeding certain booking thresholds as defined in the sale agreement. We recognized $6 million relative to these earn-out provisions and the resulting receivable is reviewed for recovery on a periodic basis. Any earn-out payments received in excess of the $6 million recognized will be recorded as a gain in the period received.

Zuji—In December 2012, we entered into an agreement to sell our shares of Zuji Properties A.V.V. and Zuji Pte Ltd along with its operating subsidiaries (collectively “Zuji”), a Travelocity Asia Pacific-based Online Travel Agency (“OTA”). At that time, the assets were recorded at the lower of the carrying amount or fair value less cost to sell. We recorded an estimated loss on the sale of approximately $14 million, net of tax during 2012. We sold Zuji on March 21, 2013 and recorded an additional $11 million loss on sale, net of tax during the three months ended March 31, 2013. We have continuing cash flows from Zuji due to reciprocal agreements between us and Zuji to provide hotel reservations services over a three year period. The agreements include commissions to be paid to the respective party based on qualifying bookings. The continuing cash flows associated with Zuji were not material to our results of operations for the year ended March 31, 2014.

Results of Discontinued Operations—We have reported the results of operations of Holiday Autos and Zuji as discontinued operations. The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$98	$18,452
Cost of revenue	446	4,334
Selling, general and administrative	1,030	13,280

Operating (loss) income	(1,378)	838

Other income (expense):
Interest expense, net	(1,161)	$(605)
Loss on sale of businesses, net	—	(10,829)
Other, net	1,058	(104)

Total other expense, net	(103)	(11,538)

Loss from discontinuing operations before income taxes	(1,481)	(10,700)
(Benefit) provision for income taxes	(383)	317

Net loss from discontinued operations	$(1,098)	$(11,017)

Dispositions

Disposition of Certain Assets of Travelocity—In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in upfront proceeds. Pursuant to the sale agreement, we will receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeds certain revenue thresholds during the calendar years ending December 31, 2014 and 2015. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer and will be providing services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds have been deferred, based on fair value of the TSA services. We recognized a loss on the disposition of $3 million, prior to considering the potential earn-out payments. We recognized a $3 million receivable for earn-out proceeds, which offset the loss from disposition utilizing the loss recovery method and resulted in no net impact to operating income for the disposition. The earn-out receivable is reviewed for recovery on a periodic basis and a charge will be recorded to operating income if it is determined that we will receive less than $3 million of earn-out proceeds. Any proceeds received in excess of $3 million will be recognized as operating income in the period collected.

On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third party. TBiz provides managed corporate travel services for corporate customers. In the second quarter of 2013, we recognized a pre-tax gain on the sale of TBiz of $1 million, or a loss of $3 million, net of tax, which included proceeds of $10 million and the write-off of $9 million of goodwill attributed to TBiz based on the relative fair value to the Travelocity North America reporting unit.

3. Restructuring Charges

Travelocity Restructuring—In the third quarter of 2013, we initiated plans to restructure Travelocity, shifting Travelocity in the United States and Canada away from a fixed-cost model to a lower-cost, performance-based shared revenue structure. On August 22, 2013 we entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”), in which Expedia will power the technology platforms for Travelocity’s existing U.S. and Canadian websites, as well as provide Travelocity with access to Expedia’s supply and customer service platforms. On March 6, 2014, we amended and restated the Expedia SMA to reflect changes in certain commercial terms and also agreed to a separate put/call agreement (“Put/Call Agreement”) that supersedes the previous put/call arrangement, the term of which is consistent with the Expedia SMA. The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and provide our customers with the benefit of Expedia’s long term investment in its technology platform as well as its supply and customer service platforms, which we expect to increase conversion and operational efficiency and allows us to shift our focus to Travelocity’s marketing strengths. Both parties began development and implementation after signing the Expedia SMA. As of March 31, 2014, the majority of the online hotel and air offering has been migrated to the Expedia platform, and a launch of the remainder of the online hotel and air offering is expected during the second quarter of 2014. Based on the terms of the Expedia SMA, Expedia earned an incentive payment of $8 million in January 2014 and an additional $3 million in March 2014. We are amortizing these payments over the non-cancellable term of the Expedia SMA as a reduction to revenue.

Under the terms of the Expedia SMA, Expedia pays us a performance-based marketing fee that varies based on the amount of travel booked through Travelocity-branded websites powered by Expedia under this collaborative arrangement. The marketing fee we receive is recorded as marketing fee revenue and the cost we incur to promote the Travelocity brand and for marketing is recorded as selling, general and administrative expense in our results of operations. Correspondingly, we are winding down certain internal processes, including back office functions, as transactions move from our technology platforms to those of Expedia.

Pursuant to the Put/Call Agreement, Expedia may acquire, or we may sell to Expedia, assets relating to the Travelocity-branded portions of our Travelocity business, which primarily include the assets subject to the Expedia SMA. Our put right may be exercised during the first 24 months of the Expedia SMA only upon the occurrence of certain triggering events primarily relating to implementation, which are outside of our control. The occurrence of such events is not considered probable. During this period, the exercise price of the put right is fixed. After the initial 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value as defined in the Put/Call Agreement. The call right held by Expedia is exercisable at any time during the term of the Put/Call Agreement. If the call right is exercised, although we expect the amount paid will be fair value, the call right provides for a floor for a limited time that may be higher than fair value and a ceiling for the duration of the Put/Call Agreement that may be lower than fair value.

In the fourth quarter of 2013, we also initiated a plan to restructure the European portion of the Travelocity business. This plan involves establishing Travelocity Europe as a stand-alone operation, separating processes from the North America operations, while adding efficiencies to streamline the European operations. Travelocity will continue to be managed as one reportable segment.

We did not record material restructuring charges in our results of operations during the three months ended March 31, 2014. We recorded adjustments to our original estimates of employee termination benefits which reduced our restructuring liability by $3 million as the result of certain employees transferring to the acquirer of the TPN business in February 2014 without a required severance payment. We estimate that we will incur additional charges of approximately $11 million in the remainder of 2014 consisting of $6 million in contract termination costs, $2 million in employee termination benefits, and $3 million of other related costs.

Technology Restructuring—Our corporate expenses include a technology organization that provides development and support activities to our business segments. Costs associated with our technology organization are charged to the business segments primarily based on its usage of development resources. For the year ended December 31, 2013, the majority of costs associated with the technology organization were incurred by Travel Network and Airline and Hospitality Solutions. In the fourth quarter of 2013, we initiated a restructuring plan to simplify our technology organization, better align costs with our current business, reduce our spend on third-party resources, and increase focus on product development. The majority of this plan will be completed in 2014. As a part of this restructuring plan, we will reduce our employee base by approximately 350 employees. We do not expect to record material charges in 2014 related to this action.

The change in our restructuring accruals, included in other current liabilities, is as follows (in thousands):

	Employee Termination Benefits
	Travelocity	Technology Organization	Total

Balance as of December 31, 2013	$17,731	$8,163	$25,894
Charges	505	—	505
Adjustments	(2,762)	(333)	(3,095)
Payments	(3,263)	(3,301)	(6,564)

Balance as of March 31, 2014	$12,211	$4,529	$16,740

The charges included in our restructuring accruals do not include items charged directly to expense (e.g. asset impairments) and other periodic costs recognized as incurred, as those items are not reflected in our restructuring reserve in our consolidated balance sheet. Restructuring charges are not allocated to the segments for segment reporting purposes (see Note 14, Segment Information).

4. Equity Method Investments

We have an investment in Abacus International PTE Ltd (“Abacus”) and have entered into a service agreement with them relative to data processing services, development labor and other services as requested. The primary revenue generated from Abacus is data processing fees associated with bookings on the Sabre GDS. Development labor and ancillary services are provided upon request. Additionally, in accordance with an agreement with Abacus, we collect booking fees on behalf of Abacus and record a payable, or economic benefit transfer, to them for amounts collected but unremitted at any period end, net of any associated costs we incur.

A summary of Abacus’ income statement information is as follows (in thousands):

	Three months ended March 31,
	2014	2013

Revenue	$79,814	$75,454
Operating income	11,419	9,993
Net income	13,458	10,344

5. Pension and Other Postretirement Benefit Plans

We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits are accrued after that date. We also sponsor a defined benefit pension plan for certain employees in Canada.

We provide retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidize a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. In February 2009, we amended our retiree medical plan to reduce the subsidies received by participants by 20% per year over five years, with no further subsidies beginning January 1, 2014. This amendment resulted in $57 million of prior service credit recorded in other comprehensive income that was amortized to operating expense over the remaining term which concluded in December 2013. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Pension Benefits	2014	2013

Interest cost	$4,900	$4,500
Expected return on plan assets	(6,025)	(5,950)
Amortization of prior service credit	(358)	(358)
Amortization of actuarial loss	1,200	1,840

Net periodic (credit) cost	$(283)	$32

	Three Months Ended March 31,
Other Benefits	2014	2013

Interest cost	$2	$10
Amortization of prior service credit	—	(3,087)
Amortization of actuarial gain	(33)	(481)

Net periodic credit	$(31)	$(3,558)

We made no contributions during the three months ended March 31, 2014 and 2013 to fund the LPP. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make $11 million in contributions to our defined benefit pension plans in 2014.

6. Income Taxes

Our effective tax rates for the three months ended March 31, 2014 and 2013 were 170% and 54%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the impact of recording losses for which no tax benefit can be recognized in the current period, the amount of these non-deductible losses relative to the amount of pre-tax income, and the impact of other discrete items.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions and the impact of losses for which no tax benefit can be recognized.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $62 million and $61 million as of March 31, 2014 and December 31, 2013, respectively.

Immediately prior to the closing of our initial public offering in April 2014, we entered into an income tax receivable agreement (see Note 15, Subsequent Events).

7. Debt

In April 2014, we completed an initial public offering of our common stock and utilized the proceeds to repay a portion of our outstanding debt (see Note 15, Subsequent Events). As of March 31, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,710 million and $3,730 million, respectively, net of unamortized discounts of $18 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2014 and December 31, 2013 (in thousands):

	Rate	Maturity	March 31, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L+3.25%	February 2019	$1,752,813	$1,757,250
Incremental term loan facility	L+3.50%	February 2019	348,250	349,125
Term Loan C	L+3.00%	December 2017	345,313	361,250
Revolver, $370 million	L+3.00%	February 2019	—	—
Revolver, $35 million	L+3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.350%	March 2016	400,000	400,000
Senior secured notes due 2019	8.500%	May 2019	800,000	800,000
Mortgage facility	5.800%	March 2017	82,996	83,286

Face value of total debt outstanding			$3,729,372	$3,750,911
Less current portion of debt outstanding			(88,790)	(86,117)

Face value of long-term debt outstanding			$3,640,582	$3,664,794

Senior Secured Credit Facilities

On February 19, 2013, Sabre GLBL Inc. entered into an agreement that amended and restated its existing senior secured credit facilities (the “Amended and Restated Credit Agreement”). The new agreement replaced (i) the existing initial term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolver with a new revolver of $352 million (the “Revolver”).

On September 30, 2013, we entered into an agreement for an incremental term loan facility to Term Loan B (the “Incremental Term Loan Facility”), having a face value of $350 million and providing total net proceeds of $350 million. We have used a portion, and intend to use the remainder of the proceeds of the Incremental Term Loan Facility, for working capital, general corporate purposes and ongoing and future strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and bears interest at a rate equal to the LIBOR rate, subject to a 1.00% floor, plus 3.50% per annum. It includes a provision for increases in interest rates to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancing of amounts under the Amended and Restated Credit Agreement.

On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (the “Repricing Amendments”) the first of which reduced the Term Loan B’s applicable margin for Eurocurrency and Base rate borrowings to 3.25% and 2.25%, respectively, with a step down to 3.00% and 2.00%, respectively, if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. It also reduced the Eurocurrency rate floor to 1.00% and the Base rate floor to 2.00%. The repriced Term Loan B includes a 1% repricing premium if we pay off or refinance all or a portion of the Term Loan B within six months of February 20, 2014.

The Repricing Amendments extended the maturity date of $317 million of the $352 million Revolver to February 19, 2019. The Repricing Amendments also provided for an incremental revolving commitment due February 19, 2019 of $53 million, increasing the Revolver from $352 million to $405 million. The extended and incremental revolving commitments, totaling $370 million (the “Extended Revolver”), reduced the applicable margins to 3.00% for Eurocurrency and 2.00% for Base rate borrowings, with a step down to 2.75% and 1.75%, respectively, if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. There were no changes in the maturity date and applicable margins of the unextended revolving commitments of $35 million (“Unextended Revolver”). The Unextended Revolver also includes an accelerated maturity date of November 19, 2018 if, as of that date, borrowings under the Term Loan B (or permitted refinancing thereof) remain outstanding and mature before February 18, 2020.

Sabre GLBL Inc.’s obligations under the Amended and Restated Credit Agreement are guaranteed by Sabre Holdings and each of Sabre GLBL Inc.’s wholly-owned material domestic subsidiaries, except unrestricted subsidiaries. We refer to these guarantors together with Sabre GLBL Inc., as the Loan Parties. The Amended and Restated Credit Agreement is secured by (i) a first priority security interest on the equity interests in Sabre GLBL Inc. and each other Loan Party that is a direct subsidiary of Sabre GLBL Inc. or another Loan Party, (ii) 65% of the issued and outstanding voting (and 100% of the non-voting) equity interests of each wholly-owned material foreign subsidiary of Sabre GLBL Inc. that is a direct subsidiary of Sabre GLBL Inc. or another Loan Party, and (iii) a blanket lien on substantially all of the tangible and intangible assets of the Loan Parties.

Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.5 to 1.0 for 2013 and is 5.0 to 1.0 for 2014. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of March 31, 2014, we are in compliance with all covenants under the Amended and Restated Agreement.

As of March 31, 2014 and December 31, 2013, we had no outstanding balance under the Revolver. As of March 31, 2014, we had outstanding letters of credit totaling $67 million, which reduces our overall credit capacity under the Revolver. As of December 31, 2013, we had outstanding letters of credit totaling $67 million, of which $66 million reduced our overall credit capacity under the Revolver and $1 million was collateralized with restricted cash.

Principal Payments

Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017 and requires principal payments in equal quarterly installments of 3.75% in 2014, increasing to 4.375%, 5.625% and 7.5% in 2015, 2016 and 2017, respectively. The Extended Revolver matures on February 19, 2019 and the Unextended Revolver matures on February 19, 2018. For the year ended December 31, 2013, we made $82 million of scheduled quarterly principal payments. We are scheduled to make $88 million in principal payments over the next twelve months. See Note 15, Subsequent Events.

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. As a result of the Amended and Restated Credit Agreement, no excess cash flow payment was required in 2013 with respect to our results for the year ended December 31, 2012.

Additionally, based on our results for the year ended December 31, 2013, we are not required to make an excess cash flow payment in 2014. In the event of certain asset sales or borrowings, the Amended and Restated Credit Agreement requires that we pay down the term loans with the resulting proceeds. Subject to the repricing premium discussed above, we may repay the indebtedness at any time prior to the maturity dates without penalty.

Interest

Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) a LIBOR rate plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor.

	Eurocurrency borrowings		Base rate borrowings
	Applicable Margin	Floor	Applicable Margin	Floor

Term Loan B, prior to Repricing Amendments	4.00%	1.25%	3.00%	2.25%
Term Loan B, subsequent to Repricing Amendments	3.25%	1.00%	2.25%	2.00%
Incremental term loan facility	3.50%	1.00%	2.50%	2.00%
Term Loan C	3.00%	1.00%	2.00%	2.00%
Revolver, $370 million	3.00%	N/A	2.00%	N/A
Revolver, $35 million	3.75%	N/A	2.75%	N/A

Applicable margins for Term Loan B and the Extended Revolver step down 25 basis points for any quarter if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. Applicable margins for all other borrowings under the Amended and Restated Credit Facility step down by 50 basis points for any quarter if the Senior Secured Leverage Ratio is less than or equal to 3.0 to 1.0. Applicable margins increase to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancings. In addition, we are required to pay a quarterly commitment fee of 0.375% per annum for unused revolving commitments. The commitment fee may increase to 0.500% per annum if the Senior Secured Leverage Ratio is greater than 4.0 to 1.0.

We have elected the three-month LIBOR as the floating interest rate on all $2,446 million of our outstanding term loans. As of March 31, 2014, the interest rate, including applicable margin, is 4.25% for the Term Loan B of $1,753 million; 4.5% for the Incremental Term Loan Facility of $348 million; and 4% for the Term Loan C of $345 million. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 8, Derivatives).

As a result of the Repricing Amendments, we incurred costs totaling $3 million which were recorded to interest expense and recognized a loss on extinguishment of debt of $3 million for the three months ended March 31, 2014. In 2013, we incurred costs totaling $19 million associated with the Amended and Restated Credit Agreement and the Incremental Term Loan Facility. We charged $14 million to interest expense during the first quarter of 2013, and capitalized $3 million and $2 million as debt issuance costs during the first and third quarter of 2013, respectively. We also recognized a loss on extinguishment of debt of $12 million for the three months ended March 31, 2013 as a result of the Amended and Restated Credit Agreement. As of March 31, 2014, we had $28 million of unamortized debt issuance costs included in other assets in our consolidated balance sheets associated with all debt transactions under the Amended and Restated Credit Agreement and the previous credit agreement. These costs are being amortized to interest expense over the maturity period of the Amended and Restated Credit Agreement.

Our effective interest rates for the three months ended March 31, 2014 and 2013, inclusive of amounts charged to interest expense as described above, are as follows:

	Three Months Ended March 31,
	2014	2013
Including the impact of interest rate swaps	6.14%	8.99%
Excluding the impact of interest rate swaps	5.50%	8.32%

Senior Unsecured Notes

As of March 31, 2014, we have, at face value, $400 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions and entering into mergers, consolidations or a transfer of substantially all its assets. As of March 31, 2014, we are in compliance with all covenants under the 2016 Notes.

We are obligated to pay $33 million in interest per year until 2016. Payments are due in March and September each year.

Senior Secured Notes

We have, at face value, $800 million in senior secured notes bearing interest at a rate of 8.50% and maturing on May 15, 2019 (“2019 Notes”). The 2019 Notes include certain non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. These covenants are similar in nature to those existing on the Credit Agreement. As of March 31, 2014, we are in compliance with all covenants under the 2019 Notes.

We are obligated to pay $68 million in interest per year until 2019. Payments are due in May and November each year. Additionally, capitalized costs related to the 2019 Notes are being amortized to interest expense over the 2019 Notes maturity period. See Note 15, Subsequent Events.

The indenture to the senior secured notes allows the Company, at its option, to redeem up to 40% of the principal amount of the notes outstanding in the event of an equity offering, such as an initial public offering, until May 15, 2015. The contingent call option is at a price of 108.50%, plus accrued and unpaid interest, if any, to the date of redemption. In order to exercise the contingent call option, at least 50% of the aggregate principal originally issued must remain outstanding after the option is exercised, and the redemption must occur within 120 days of the equity offering closing date. The fair value of the contingent call option that met the definition of an embedded derivative was $2 million at March 31, 2014 and December 31, 2013. The call option is recorded as a component of long term debt. See Note 8, Derivatives, Note 9, Fair Value Measurements and Note 15, Subsequent Events.

Mortgage Facility

We have $83 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing its business, forgiving debt, changing its principal place of business and transferring the property. As of March 31, 2014, we are in compliance with all covenants under the mortgage facility.

We are obligated to pay $6 million in debt service (inclusive of interest and principal) per year until 2017, with payments due monthly.

Aggregate Maturities

As of March 31, 2014, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Nine months ending December 31, 2014	$64,578
2015	96,810
2016	518,118
2017	228,491
2018	21,250
Thereafter	2,800,125

Total	$3,729,372

See Note 15, Subsequent Events.

8. Derivatives

Hedging Objectives—We are exposed to certain risks relating to ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on operational exposure denominated in foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with our floating-rate borrowings. In accordance with authoritative guidance on accounting for derivatives and hedging, we designate foreign currency forward contracts as cash flow hedges on operational exposure and interest rate swaps as cash flow hedges of floating-rate borrowings.

Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales over the next year, we have instituted a foreign currency cash flow hedging program. We hedge portions of our expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

We enter into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements modify our exposure to interest rate risk by converting floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and net earnings. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion) or hedge components excluded from the assessment of effectiveness, are recognized in the consolidated statements of operations during the current period.

Our interest rate swaps are not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February of 2013 (see Note 7, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in the consolidated statement of operations.

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 1, 2015. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forwards during the three months ended March 31, 2014 and 2013. As the outstanding contracts settle, it is estimated that $4 million in gains will be reclassified from other comprehensive income (loss) to earnings. We have also entered into short-term forward contracts to hedge a portion of our foreign currency exposure related to travel supplier liability payments. As part of our risk management strategy, these derivatives were not designated for hedge accounting at inception; therefore, the change in fair value of these contracts is recorded in our consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

March 31, 2014 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate

US Dollar	Australian Dollar	5,750	$5,151	0.8958
Euro	US Dollar	16,350	22,054	1.3489
British Pound Sterling	US Dollar	20,300	32,729	1.6123
Indian Rupee	US Dollar	1,266,000	19,647	0.0155
Polish Zloty	US Dollar	115,750	36,181	0.3126

December 31, 2013 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate

US Dollar	Australian Dollar	5,625	$5,041	0.8962
Australian Dollar	US Dollar	975	996	1.0215
Euro	US Dollar	12,800	16,624	1.2988
British Pound Sterling	US Dollar	18,450	28,908	1.5668
Indian Rupee	US Dollar	1,174,000	18,593	0.0158
Polish Zloty	US Dollar	170,400	52,748	0.3096

Interest Rate Swap Contracts—In April 2007, in connection with our then existing senior secured credit facilities, we entered into six interest rate swaps. Under the terms of the swaps, the interest rate payments and receipts are quarterly on the last day of January, April, July and October. The reset dates on the swaps are also the last day of January, April, July and October each year until maturity.

The table below includes the outstanding interest rate swaps as of March 31, 2014. No interest rate swaps matured during the three months ended March 31, 2014 and 2013.

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date

Outstanding:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014

	$750 million

The objective of the swaps is to hedge the interest payments associated with floating-rate liabilities on the notional amounts of a portion of our senior secured debt as summarized in the table above. Our interest rate swaps are not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February of 2013 (see Note 7, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in the consolidated statement of operations.

The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2014 and December 31, 2013 are provided below (in thousands):

	Derivative Assets (Liabilities)
Derivatives designated as hedging instruments		Fair Value as of
	Balance Sheet Location	March 31, 2014	December 31, 2013

Foreign exchange contracts	Prepaid expenses	$3,609	$5,374

The effects of derivative instruments, net of taxes, on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2014 and 2013 are provided below (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2014	2013

Foreign exchange contracts	$208	$(2,108)

Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31,
		2014	2013

Foreign exchange contracts	Cost of revenue	$1,683	$577

As described in Note 7, Debt, on February 19, 2013 we entered into an agreement that amended and restated our existing senior secured credit facilities. As a result, a critical term of the interest rate swap agreements no longer matched the senior secured debt, and we no longer qualified for hedge accounting as of January 1, 2013. For the three months ended March 31, 2014, we reclassified $4 million, or $2 million, net of tax, from OCI to interest expense related to the derivatives that no longer qualify for hedge accounting. As of March 31, 2014, the estimated fair value of interest rate swaps not designated as hedging instruments was an $8 million liability and included in other accrued liabilities in our consolidated balance sheet. The accumulated unrealized loss related to these derivatives was $7 million at March 31, 2014 and will be amortized from other comprehensive income (loss) into interest expense through the maturity date of the respective swap agreements. The adjustment to fair value of these interest rate swap agreements for the three months ended March 31, 2014 was not material to our results of operations. We had no other derivatives not designated as hedging instruments as of March 31, 2014 and 2013. See “—Forward Contracts” for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Embedded Derivative Related to Senior Secured Notes—The 2019 Notes (see Note 7, Debt) include a contingent call option to redeem up to 40% of the notes in the event of an equity offering at a rate of 108.50%, until May 15, 2015. This contingent call option is not clearly and closely related to the hybrid indenture and therefore requires separate accounting. The change in fair value of the option was not material for the three months ended March 31, 2014 and 2013.

9. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. Guidance on fair value measurements and disclosures establishes a valuation hierarchy for disclosure of inputs used in measuring fair value defined as follows:

Level 1—Inputs are unadjusted quoted prices that are available in active markets for identical assets or liabilities.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets and quoted prices in non-active markets, inputs other than quoted prices that are observable, and inputs that are not directly observable, but are corroborated by observable market data.

Level 3—Inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment.

A financial asset’s or liability’s classification within the hierarchy is determined based on the least reliable level of input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We also consider the counterparty and our own non-performance risk in our assessment of fair value.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Foreign Currency Forward Contracts—The fair value of the foreign currency forward contracts were estimated based upon pricing models that utilize Level 2 inputs derived from or corroborated by observable market data such as currency spot and forward rates.

Interest Rate Swaps—The fair value of our interest rate swaps were estimated using a combined income and market-based valuation methodology based upon Level 2 inputs including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

Contingent Consideration—On August 1, 2012, we acquired all of the outstanding stock and ownership interest of PRISM. Included in the purchase price is contingent consideration, based on management’s best estimate of fair value and future performance results on the acquisition date and is to be paid in 24 months following the acquisition date. Fair value of this payment was estimated considering the timing of the payments and discounted at 4.75%, representing our short-term borrowing rate based on our revolving credit facility at the time of the acquisition, a Level 3 input. For the three months ended March 31, 2014 and March 31, 2013, the expense recognized related to the change in fair value was not material. A 1% increase or decrease in our discount rate would not result in a material change in fair value.

Embedded Derivative—As part of the 2019 Notes, we acquired a contingent call option to redeem a portion of the 2019 Notes in the event of an equity offering (see Note 7, Debt). We determined the fair value of this call option by evaluating the difference in fair value of the hybrid instrument with and without the call option requiring separate accounting. We calculated the fair value using Level 3 unobservable inputs such as management’s estimate of the probability of an equity offering, credit spreads and the expected future volatility of interest rates based on historical trends. When other inputs are held constant, the higher our expectation of future interest rate volatility, the lower the fair value of the call option. Changes to the unobservable inputs could result in a significantly higher or lower fair value measurement.

The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2014	Level 1	Level 2	Level 3

Contingent consideration	$(26,601)	$—	$—	$(26,601)
Derivatives
Foreign currency forward contracts (see Note 8)	3,609	—	3,609	—
Interest rate swap contracts (see Note 8)	(7,658)	—	(7,658)	—
Contingent call option, 2019 Notes (see Note 7)	1,657	—	—	1,657

Total derivatives	(2,392)	—	(4,049)	1,657

Total	$(28,993)	$—	$(4,049)	$(24,944)

		Fair Value at Reporting Date Using
	December 31, 2013	Level 1	Level 2	Level 3

Contingent consideration	$(26,303)	$—	$—	$(26,303)
Derivatives
Foreign currency forward contracts (see Note 8)	5,374	—	5,374	—
Interest rate swap contracts (see Note 8)	(11,533)	—	(11,533)	—
Contingent call option, 2019 Notes (see Note 7)	1,657	—	—	1,657

Total derivatives	(4,502)	—	(6,159)	1,657

Total	$(30,805)	$—	$(6,159)	$(24,646)

Other Financial Instruments

Notes Payable—The fair value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of March 31, 2014 and December 31, 2013. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement as of March 31, 2014 and December 31, 2013:

Financial Instrument	Fair Value at March 31, 2014	Carrying Value at March 31, 2014
$400 million 2016 notes	$447 million	$390 million
$800 million 2019 notes	$888 million	$800 million
$1,775 million Term Loan B	$1,754 million	$1,744 million
$350 million Incremental Term Facility	$349 million	$348 million
$425 million Term Loan C	$347 million	$345 million

Financial Instrument	Fair Value at December 31, 2013	Carrying Value at December 31, 2013
$400 million 2016 notes	$448 million	$389 million
$800 million 2019 notes	$886 million	$800 million
$1,775 million Term Loan B	$1,777 million	$1,747 million
$350 million Incremental Term Facility	$349 million	$349 million
$425 million Term Loan C	$363 million	$360 million

10. Comprehensive Income (Loss)

At March 31, 2014 and December 31, 2013, the components of accumulated other comprehensive income (loss), net of related deferred income taxes were as follows (in thousands):

	March 31,	December 31,
	2014	2013

Retirement-related benefit plans	$(63,246)	$(63,762)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(1,830)	(2,684)
Unrealized foreign currency translation gain	15,947	15,050
Other	1,501	1,501

Total accumulated other comprehensive loss, net of tax	$(47,628)	$(49,895)

In the three months ended March 31, 2013, we reclassified $8 million, net of tax, of foreign currency translation losses from accumulated other comprehensive income into loss from discontinued operations as a result of the disposition of Zuji (see Note 2, Discontinued Operations and Dispositions). The amortization of actuarial (gains) losses and periodic service (credits) costs associated with our retirement-related benefit plans are included selling, general and administrative expenses. See Note 8, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

11. Redeemable Preferred Stock

As of March 31, 2014, our authorized preferred stock consists of 225 million shares with a par value of $0.01 per share of which 87.5 million shares of preferred stock have been designated as Series A Cumulative Preferred Stock with a stated value of $5.7468681218772 per share. As of March 31, 2014 and December 31, 2013 there were 87,229,703 preferred shares issued and 87,103,210 and 87,184,179 preferred shares outstanding, respectively, all of which were Series A Cumulative Preferred Stock. On April 23, 2014, following an amendment to our Certificate of Incorporation, all of our Series A Cumulative Preferred Stock was redeemed in exchange for shares of our common stock (see Note 15, Subsequent Events).

12. Earnings Per Share

The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended March 31,
	2014	2013

Loss from continuing operations	$(999)	$(4,163)

Net income attributable to noncontrolling interests	746	584
Preferred stock dividends	9,146	8,972

Net loss from continuing operations available to common shareholders	$(10,891)	$(13,719)

Basic and diluted weighted-average number of shares outstanding	178,702	177,953

Basic and diluted loss per share from continuing operations available to common shareholders	$(0.06)	$(0.08)

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended March 31, 2014 and 2013, we had 22 million and 21 million common stock equivalents, respectively, primarily associated with our stock-options. As we recorded net losses for each period presented, all common stock equivalents were excluded from the calculation of diluted earnings per share as its inclusion would have been antidilutive. As a result, basic and diluted earnings per share are equal for each period.

Tandem stock appreciation rights (“Tandem SARs”) issued with respect to Travelocity Holdings, Inc. and Travelocity.com LLC under the Sovereign Holdings Inc. Stock Incentive Plan—Stock Settled SARs with Respect to Travelocity Equity (“Travelocity Equity 2012 plan”) may be settled in shares of the underlying stock and units, interests in Sabre Corporation or any successor to Sabre Corporation, Travelocity Holdings, Inc. or Travelocity.com LLC, or in cash. If we elect to settle in shares of Sabre Corporation, the quantity issued is based on the intrinsic value of the Tandem SARs at the time of settlement and the fair value of Sabre Corporation shares at the time of settlement. For the three months ended March 31, 2014 and 2013, no shares were issuable under this calculation and therefore, there were no common stock equivalents associated with the Tandem SARs (see Note 15, Subsequent Events).

13. Contingencies

Value Added Tax Receivables

We generate Value Added Tax (“VAT”) refund claims, recorded as receivables, in multiple jurisdictions through the normal course of our business. Audits related to these claims are in various stages of investigation. If the results of certain audits or litigation were to become unfavorable or if some of the countries owing a VAT refund default on their obligation due to deterioration in their credit, the uncollectible amounts could be material to our results of operations. In previous years, the right to recover certain VAT receivables associated with our European businesses has been questioned by tax authorities. We believe that our claims are valid under applicable law and as such we will continue to pursue collection, possibly through litigation. Our VAT receivables, net of reserves, totaled $25 million and $23 million as of March 31, 2014 and December 31, 2013, respectively, and is included in other receivables in our consolidated balance sheets. Although we believe these amounts are collectable, several European countries have recently experienced significantly weakening credit which could impact our future collections from these countries. We continue to assess VAT receivables for collectability and may be required to record additional reserves in the future.

In addition to the normal course of business receivables, substantial sums of VAT are due in respect of cross border supplies of rental cars by Holiday Autos, a discontinued operation (see Note 2, Discontinued Operations and Dispositions), from the period 2004 to 2009. A number of European Community countries challenged these claims and litigation has been ongoing for several years. Due to significant delays and other factors impacting our settlement of these claims, we have recorded an allowance for losses relating to such events in assets of discontinued operations in our consolidated balance sheets. The allowances recorded as of March 31, 2014 and December 31, 2013 were $4 million. On June 18, 2013, the Court of Appeal in France ruled against us in respect of outstanding VAT refund claims of $4 million made for the periods 2007 through 2009. We believe the merits of our VAT claims are valid and have appealed the decision to the Supreme Court. These amounts are included in our reserves for VAT receivables. Our VAT receivables, net of reserves, associated with Holiday Autos totaled $7 million and $6 million as of March 31, 2014 and December 31, 2013, respectively, and is included in assets of discontinued operations in our consolidated balance sheets.

Legal Proceedings

While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

Over the past nine years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether Travelocity and other OTAs owe sales or occupancy taxes on some or all of the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel accommodations taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to the sales or occupancy tax at issue based on the construction of the language in the ordinance. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California,

Kentucky, Florida and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually for nuisance value and, with respect to such settlements, have reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in California and Montana. On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. This marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the Cities of Anaheim and Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has not yet indicated whether it will appeal the decision.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the three months ended March 31, 2014 and 2013. As of March 31, 2014, our reserve for these cases totaled $6 million and is included in other accrued liabilities in our consolidated balance sheets.

On November 21, 2013, the New York State Court of Appeals ruled against Travelocity and other OTAs, holding that New York City’s hotel occupancy tax, which was amended in 2009 to capture revenue from fees charged to customers by third-party travel companies, is constitutional because such fees constitute rent as they are a condition of occupancy. Travelocity had been collecting and remitting taxes under the statute, so the ruling did not impact its financial results in that regard.

On June 21, 2013, a state trial court in Cook County, Illinois granted summary judgment in favor of the City of Chicago and against Travelocity and other OTAs, ruling that the City’s hotel tax applies to the fees retained by the OTAs because, according to the trial court, OTAs act as hotel “managers” when facilitating hotel reservations. The court has not addressed damages. After final judgment is entered, Travelocity intends to appeal the court’s decision.

On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to city hotel occupancy taxes and that the OTAs have a duty to assess, collect and remit these taxes. We disagree with the jury’s finding that we “control” hotels, and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit.

We believe the Fifth Circuit’s resolution of the San Antonio appeal may be affected by a separate Texas state appellate court decision in our favor. On October 26, 2011, the Fourteenth Court of Appeals of Texas affirmed a trial court’s summary judgment ruling in favor of the OTAs in a case brought by the City of Houston and the Harris County-Houston Sports Authority on a similarly worded tax ordinance as the one at issue in the San Antonio case. The Texas Supreme Court denied the City of Houston’s petition to review the case. We believe this decision should provide persuasive authority to the Fifth Circuit in its review of the San Antonio case.

In late 2012, the Tax Appeal Court of the State of Hawaii granted summary judgment in favor of Travelocity and other OTAs on the issue of whether Hawaii’s hotel occupancy tax applies to the merchant revenue model. However, in January 2013, the same court granted summary judgment in favor of the State of Hawaii and against Travelocity and other OTAs on the issue of whether the state’s general excise tax, which is assessed on all business activity in the state, applies to the merchant revenue model for the period from 2002 to 2011.

We expensed $1 million and $14 million in cost of revenue for the three months ended March 31, 2014 and 2013, respectively, which represents the amount we would owe to the State of Hawaii, prior to appealing the Tax Appeal Court’s ruling, in back excise taxes, penalties and interest based on the court’s interpretation of the statute. In 2014, we made a negligible amount of payments and maintained an accrued liability of $8 million as of March 31, 2014. Payment of such amount is not an admission that we believe we are subject to the taxes in question.

Travelocity has appealed the Tax Appeal Court’s determination that we are subject to general excise tax, as we believe the decision is incorrect and inconsistent with the same court’s prior rulings. If any such taxes are in fact owed (which we dispute), we believe the correct amount would be under $10 million. The ultimate resolution of these contingencies may differ from the liabilities recorded. To the extent our appeal is successful in reducing or eliminating the assessed amounts, the State of Hawaii would be required to refund such amounts, plus interest. On May 20, 2013, the State of Hawaii issued an additional general excise tax assessment for the calendar year 2012. Travelocity has appealed this recent assessment to the Tax Appeal Court, and this assessment has been stayed pending a final appellate decision on the original assessment.

On December 9, 2013, the State of Hawaii also issued assessments of general excise tax for merchant rental car bookings facilitated by Travelocity and other OTAs for the period 2001 to 2012 for which we recorded a $2 million reserve in the fourth quarter of 2013. Travelocity intends to appeal the assessment to the Tax Appeal Court and does not believe the excise tax is applicable.

As of March 31, 2014, we have a remaining reserve of $19 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel sales, occupancy or excise taxes, which includes the $10 million liability for the remaining payments to the State of Hawaii. As of December 31, 2013, the reserve for litigation involving hotel sales, occupancy or excise taxes was $18 million. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

In addition to the actions by the tax authorities, four consumer class action lawsuits have been filed against us and other OTAs in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity and the other OTAs provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits was dismissed by the Texas Supreme Court and such dismissal was subsequently affirmed; one was voluntarily dismissed by the plaintiffs; one is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the last is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate.

In addition to the lawsuits, a number of state and local governments have initiated inquiries, audits and other administrative proceedings that could result in an assessment of sales or occupancy taxes on fees. If we do not to prevail at the administrative level, those cases could lead to formal litigation proceedings.

Pursuant to our Expedia SMA, we continue to be liable for fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform operated by Travelocity prior to the full implementation of the Expedia SMA. However, fees, charges, costs and settlements relating to litigation from hotels booked subsequent to the Expedia SMA will be shared with Expedia according to the terms of the Expedia SMA. Under the Expedia SMA, we are also required to guarantee Travelocity’s indemnification obligations to Expedia for any liabilities arising out of historical claims with respect to this type of litigation.

US Airways Antitrust Litigation, and DoJ Investigation

US Airways Antitrust Litigation

In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1(anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with airlines, especially US Airways itself, which US Airways says contain anticompetitive content-related provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to implement US Airways’ preferred system of distributing its Choice Seats product. We strongly deny all of the allegations made by US Airways. In September 2013, US Airways issued a report in which it purported to quantify its damages at either $281 million or $425 million (before trebling), depending on certain assumptions. We believe both estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts.

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014, with full briefing of those motions to be completed in May 2014. All court settings are subject to change. No trial date has been set and we anticipate the most likely trial date would be in September or October 2014, assuming no delays with the court’s schedule and that we do not prevail completely with our summary judgment motions.

We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing through the issuance of additional equity or from private or public financing. Additionally, US Airways can and has sought injunctive relief, though we believe injunctive relief for US Airways is precluded by the settlement agreement we reached with American Airlines in 2012, which covers affiliates, including through merger, of American Airlines. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Department of Justice Investigation

On May 19, 2011, we received a civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs, and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations.

Insurance Carriers

We have disputes against two of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and would be entitled to 18% interest on such amounts. To date, settlement discussions have been unsuccessful. The court has not scheduled a trial date though we anticipate trial to begin in the latter part of 2014.

Hotel Related Antitrust Proceedings

On August 20, 2012, two individuals alleging to represent a putative class of bookers of online hotel reservations filed a complaint against Sabre Holdings, Travelocity.com LP, and several other online travel companies and hotel chains in the U.S. District Court for the Northern District of California, alleging federal and state antitrust and related claims. The complaint alleges generally that the defendants conspired to enter into illegal agreements relating to the price of hotel rooms. Over 30 copycat suits were filed in various courts in the United States. In December 2012, the Judicial Panel on Multi-District Litigation centralized these cases in the U.S. District Court in the Northern District of Texas, which subsequently consolidated them. The proposed class period is January 1, 2003 through May 1, 2013. On June 15, 2013, the court granted Travelocity’s motion to compel arbitration of claims involving Travelocity bookings made on or after February 4, 2010. While all claims from February 4, 2010 through May 1, 2013 are now excluded from the lawsuit and must be arbitrated if pursued at all, the lawsuit still covers claims from January 1, 2003 through February 3, 2010. Together with the other defendants, Travelocity and Sabre filed a motion to dismiss. On February 18, 2014, the court granted the motion and dismissed the plaintiff’s claims without prejudice. The plaintiffs have moved for leave to file an amended complaint and the defendants have opposed this motion. We are awaiting the court’s ruling. We deny any conspiracy or any anti-competitive actions and we intend to aggressively defend against the claims.

Even if we are ultimately successful in defending ourselves in this matter, we are likely to incur significant fees, costs and expenses for as long as it is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is difficult to predict the outcome of any particular matter. If favorable resolution of the matter is not reached, we could be subject to monetary damages, including treble damages under the antitrust laws, as well as injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our Travelocity business is operated and potentially force changes to the existing business model. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to Value Added Tax Receivables

In the United Kingdom, the Commissioners for Her Majesty’s Revenue & Customs (“HMRC”) have asserted that our subsidiary, Secret Hotels2 Limited (formerly Med Hotels Limited), failed to account for United Kingdom Value Added Tax (“VAT”) on margins earned from hotels located within the European Union (“EU”). This business was sold in February 2009 to a third-party and we account for it as a discontinued operation. Because the sale was structured as an asset sale and we retained the company (Secret Hotels2 Limited) with all potential tax liabilities in respect of the same. HMRC issued assessments of tax totaling approximately $11 million for the period October 1, 2004 to September 30, 2007. We appealed the assessments and in March 2010 the VAT and Duties Tribunal (“First Tribunal”) denied the appeal. We then appealed to the Upper Tribunal (Finance and Tax Chamber) and in July 2011 were successful overturning HMRC’s original assessment. HMRC appealed this decision to the Court of Appeal who on December 3, 2012 found against Secret Hotels2 Limited upholding the decision of the First Tribunal in favor of HMRC. Based upon this Court of Appeal judgment and the limited ability to obtain leave to appeal, we accrued $17 million of expense included in discontinued operations in the fourth quarter of 2012. Secret Hotels2 Limited successfully obtained leave to appeal the Court of Appeal decision to the Supreme Court in 2013, which is the final court of appeal in the United Kingdom, and on March 5, 2014 judgment was given in favor of Secret Hotels2 Limited. We therefore reversed our reserve in 2013 in discontinued operations. Any further opportunities to appeal this decision through the European courts are considered remote.

Additionally, HMRC had begun a review of other parts of our lastminute.com business in the United Kingdom. Following the favorable judgment in March 2014 associated with Secret Hotels2 Limited, HMRC ceased its review activity and withdrew its VAT claims against lastminute.com.

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period totaling $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the plaintiff’s patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS has appealed that decision and the Federal Circuit heard the appeal on May 5, 2014. We expect the Federal Circuit to issue a decision by the end of third quarter of 2014.

Indian Income Tax Litigation

We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. We appealed the tax assessments and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal, or the ITAT. The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set.

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $27 million as of March 31, 2014, which could have a material adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

14. Segment Information

Our reportable segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business has three reportable segments: Travel Network, Airline and Hospitality Solutions, and Travelocity. Airline and Hospitality Solutions aggregates the Airline Solutions and Hospitality Solutions operating segments as these operating segments have similar economic characteristics, generate revenues on transaction-based fees, incur the same types of expenses and use our SaaS based and hosted applications and platforms to market to the travel industry.

Our CODM utilizes Adjusted Gross Margin and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Segment results do not include unallocated expenses or interest expenses which are centrally managed costs. Benefits expense, including pension expense, postretirement benefits, medical insurance and workers’ compensation are allocated to the segments based on headcount. Depreciation expense on the corporate headquarters building and related facilities costs are allocated to the segments through a facility fee based on headcount. Corporate includes certain shared expenses such as accounting, human resources, legal, corporate systems, and other shared technology costs. Corporate also includes all amortization of intangible assets and any related impairments that originate from purchase accounting, as well as stock based compensation expense, restructuring charges, legal reserves, occupancy taxes and other items not identifiable with one of our segments.

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Travel Network, consisting mainly of incentive consideration provided, net of data processing fees incurred, by Travel Network to Travelocity for transactions processed through the Sabre GDS, transaction fees paid by Travelocity to Travel Network for transactions facilitated through the Sabre GDS in which the travel supplier pays Travelocity directly, and fees paid by Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Airline and Hospitality Solutions pay fees to Travelocity for airline trips booked through the Travelocity online booking technology.

Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.

The performance of our segments is evaluated primarily on Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We define Adjusted Revenue as revenue adjusted for the amortization of Expedia SMA incentive payments, which are recorded as a reduction to revenue and are being amortized over the non-cancellable term of the Expedia SMA (see Note 3, Restructuring Charges). We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairments, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, amortization of Expedia SMA incentive payments, amortization of upfront incentive consideration and depreciation and amortization. The definition of Adjusted Gross Margin has been revised in the current period to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior year period has been recast to conform to our revised definition. We define Adjusted EBITDA as income (loss) from continuing operations adjusted for impairment, acquisition related amortization expense, gain (loss) on sale of business and assets, gain (loss) on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments, depreciation of fixed assets, non-acquisition related amortization, amortization of upfront incentive consideration, interest expense, and income taxes.

Segment information for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Adjusted Revenue
Travel Network	$491,726	$475,305
Airline and Hospitality Solutions	176,717	162,448
Travelocity	96,102	142,771
Eliminations	(7,260)	(21,180)

Total Adjusted Revenue	757,285	759,344
Amortization of Expedia SMA incentive payments	(1,875)	—

Total revenue	$755,410	$759,344

Adjusted Gross Margin (a)
Travel Network	$236,648	$230,657
Airline and Hospitality Solutions	65,540	54,953
Travelocity	55,516	77,892
Eliminations	(109)	(213)
Corporate	(14,873)	(10,724)

Total	$342,722	$352,565

Adjusted EBITDA (b)
Travel Network	$214,843	$210,303
Airline and Hospitality Solutions	53,460	40,870
Travelocity	(25,196)	(8,945)

Total segments	243,107	242,228
Corporate	(59,390)	(49,725)

Total	$183,717	$192,503

Depreciation and amortization
Travel Network	$16,037	$12,258
Airline and Hospitality Solutions	26,998	18,215
Travelocity	1,492	6,968

Total segments	44,527	37,441
Corporate	40,867	41,938

Total	$85,394	$79,379

Adjusted capital expenditures (c)
Travel Network	$15,313	$15,270
Airline and Hospitality Solutions	38,400	49,030
Travelocity	1,981	5,155

Total segments	55,694	69,455
Corporate	3,598	5,275

Total	$59,292	$74,730

(a)	The following tables set forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2014	2013

Adjusted Gross Margin	$342,722	$352,565
Less Adjustments:
Selling, general and administrative	198,877	199,829
Cost of revenue adjustments:
Depreciation and amortization(1)	60,807	52,512
Amortization of upfront incentive consideration(2)	11,047	9,599
Restructuring and other costs (4)	1,216	591
Litigation and taxes, including penalties(5)	606	11,848
Stock-based compensation	1,506	458
Amortization of Expedia SMA incentive payments	1,875	—

Operating income	$66,788	$77,728

(b)	The following tables set forth the reconciliation of Adjusted EBITDA to loss from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2014	2013

Adjusted EBITDA	$183,717	$192,503
Less Adjustments:
Depreciation and amortization of property and equipment(1a)	41,581	33,347
Amortization of capitalized implementation costs(1b)	9,136	10,881
Amortization of upfront incentive payments(2)	11,047	9,599
Interest expense, net	63,944	82,530
Acquisition related amortization(1c)	35,478	35,952
Loss on extinguishment of debt	2,980	12,181
Other, net (3)	887	(5,126)
Restructuring and other costs (4)	2,708	2,166
Litigation and taxes, including penalties(5)	5,152	14,638
Stock-based compensation	5,579	2,724
Management fees(6)	1,932	2,722
Amortization of Expedia SMA incentive payments	1,875	—
Provision (benefit) for income taxes	2,417	(4,948)

Loss from continuing operations	$(999)	$(4,163)

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment represents depreciation of property and equipment, including software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

c.

Acquisition related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

(2)

Our Travel Network business at times makes upfront cash payments or other consideration to travel agency subscribers at inception or modification of a service contract which are capitalized and amortized over an average expected life of the service contract to cost of revenue, generally over three to five years. Such payments are made with the objective of increasing the number of clients, or to ensure or improve customer loyalty. Such service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. Such service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront payments if those objectives are not met.

(3)

Other, net primarily represents foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)

Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)

Litigation and taxes, including penalties represents charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes (see Note 13, Contingencies).

(6)

We have been paying an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company, LLC (“Silver Lake”) in an amount equal to the lesser of (i) 1% of our Adjusted EBITDA, as defined by the management services agreement, and (ii) $7 million. This also includes reimbursement of certain costs incurred by TPG and Silver Lake. The management services agreement was terminated in connection with our initial public offering.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013

Additions to property and equipment	$51,639	$52,701
Capitalized implementation costs	7,653	22,029

Adjusted capital expenditures	$59,292	$74,730

15. Subsequent Events

Initial Public Offering

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $677 million of net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of our Term Loan C and (ii) $320 million aggregate principal amount of our 2019 Notes at a redemption price of 108.5% of the principal amount, which represents the maximum amount of the contingent call option exercisable in the event of an equity offering (see Note 7, Debt). The Term Loan C prepayment occurred in two installments, the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our 2019 Notes occurred on May 7, 2014. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the 2019 Notes. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG and Silver Lake pursuant to a management services agreement, which was thereafter terminated.

Redemption of Preferred Stock

Prior to the closing of our initial public offering, we amended our Certificate of Incorporation and exercised our right to redeem all of our Series A Cumulative Preferred Stock. The amendment to our Certificate of Incorporation modified the redemption feature of the Series A Cumulative Preferred Stock to allow for settlement using cash, shares of our common stock or a mix of cash and shares of our common stock. On April 23, 2014, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock in exchange for 40,343,529 shares of our common stock, which were delivered pro rata to the holders thereof concurrently with the closing of our initial public offering.

2014 Omnibus Incentive Plan

On March 20, 2014, our board of directors adopted the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), which permits the grant of cash and equity and equity-based incentive awards. Our employees and the non-employee members of our board of directors and those of our subsidiaries are eligible to receive awards under the 2014 Omnibus Plan. On the effective date of our initial public offering, under the 2014 Omnibus Plan, we granted time-based options to purchase 1,541,627 shares of common stock at an exercise price of $16.68 per share and a total of 2,298,478 shares of performance-based and time-based restricted stock units.

Cancellation of Stock-Based Awards

In April 2014, we cancelled all outstanding stock-based awards issued under the Travelocity.com LLC Stock Option Grant Agreements, the Travelocity Equity 2012 plan and the Sovereign Holdings, Inc. Amended and Restated Stock Incentive Plan for Travelocity’s CEO—Stock Settled SARs with Respect to Travelocity Equity, terminated all related plans and award agreements, and recorded stock compensation expense of $7 million, representing the remaining unrecognized compensation expense of the awards at the cancellation date.

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”) that provides those stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Existing Stockholders”) the right to receive future payments from us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Upon the effective date of the TRA, we expect to recognize a liability of between $310 million and $350 million after considering the valuation allowance of approximately $72 million recorded against the Pre-IPO Tax Assets. The TRA will be accounted for as a reduction to additional paid-in capital and an increase to other noncurrent liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about future trends, events, uncertainties and our plans and expectations of what may happen in the future. Any statements that are not historical or current facts are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Sabre Corporation’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”) on April 17, 2014. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, Sabre Corporation undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Overview

We are a leading technology solutions provider to the global travel and tourism industry. We span the breadth of a highly complex global travel ecosystem through three business segments: (i) Travel Network, our global B2B travel marketplace for travel suppliers and travel buyers, (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hotel properties, and (iii) Travelocity, our portfolio of online consumer travel e-commerce businesses through which we provide travel content and booking functionality primarily for leisure travelers. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analysis.

Through our Travel Network business, we process hundreds of millions of transactions annually, connecting the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We offer efficient, global distribution of travel content from approximately 125,000 travel suppliers to approximately 400,000 online and offline travel agents. To those agents, we offer a platform to shop, price, book and ticket comprehensive travel content in a transparent and efficient workflow. We also offer value-added solutions that enable our customers to better manage and analyze their businesses. Through our Airline and Hospitality Solutions business, we offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to high-value marketing and operations solutions, such as planning airline crew schedules, re-accommodating passengers during irregular flight operations and managing day-to-day hotel operations. These solutions allow our customers to market, distribute and sell their products more efficiently, manage their core operations, and deliver an enhanced travel experience. Through our complementary Travel Network and Airline and Hospitality Solutions businesses, we believe we offer the broadest, end-to-end portfolio of technology solutions to the travel industry.

A significant portion of our revenue is generated through transaction based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our global distribution system (“GDS”); for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our software-as-a-service (“SaaS”) and hosted systems, as well as implementation fees and consulting fees. Items that are not allocated to our business segments are identified as corporate and include primarily certain shared technology costs as well as stock-based compensation expense, litigation costs related to occupancy or other taxes and other items that are not identifiable with one of our segments.

Factors Affecting our Results and Comparability

A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. There have been no material changes to the Factors Affecting our Results previously disclosed in our prospectus.

Travelocity Restructuring—We initiated plans in the third quarter of 2013 to shift our Travelocity business in the United States and Canada away from a high fixed-cost model to a lower-cost, performance-based revenue structure. On August 22, 2013, Travelocity entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”). Under the Expedia SMA, Expedia will power the technology platforms for Travelocity’s existing U.S. and Canadian websites as well as provide Travelocity with access to Expedia’s supply and customer service platforms. On March 6, 2014, we amended and restated the Expedia SMA to reflect changes in certain commercial terms and also agreed to a separate put/call agreement (“Put/Call Agreement”) that supersedes the previous put/call arrangement. The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and to provide our customers with the benefit of Expedia’s long-term investment in its technology platform as well as its supply and customer service platforms, which we expect to increase conversion and operational efficiency and allows us to shift our focus to Travelocity’s marketing strengths. Both parties began development and implementation of this arrangement after signing the Expedia SMA. As of March 31, 2014, the majority of the online hotel and air offering has been migrated to the Expedia platform, and a launch of the remainder of the online hotel and air offering is expected during the second quarter of 2014.

Under the terms of the Expedia SMA, Expedia pays us a performance-based marketing fee that varies based on the amount of travel booked through Travelocity-branded websites powered by Expedia. The marketing fee we receive is recorded as marketing fee revenue and the cost we incur to promote the Travelocity brand and for marketing is recorded as selling, general and administrative expense in our results of operations. As a result of transactions being processed through Expedia’s platform instead of the Travelocity platform, the revenue we derive from the merchant, agency and media revenue models has declined. In connection with this migration, we are no longer considered the merchant of record for merchant transactions, and therefore we no longer collect cash from consumers, receive transaction fees and commissions directly from travel suppliers, receive service fees or insurance related revenue directly from customers or directly market or receive media revenue from advertisers on our websites. We instead collect the marketing fee revenue from Expedia, which is net of costs incurred by Expedia in connection with these activities. Additionally, Travelocity no longer receives incentive consideration from Travel Network as intersegment revenue, and we do not expect that Expedia will use Travel Network for shopping and booking of a portion of non-air travel for Travelocity.com and Travelocity.ca after the launch of the Expedia SMA. In addition, Expedia may choose to use another intermediary for shopping and booking of a portion or all of the air travel booked through Travelocity.com and Travelocity.ca beginning in 2019, subject to earlier termination under certain circumstances.

In the fourth quarter of 2013, we also initiated a plan to restructure the European portion of the Travelocity business. This plan involves establishing Travelocity Europe as a stand-alone operation, separating processes from the North America operations, while adding efficiencies to streamline the European operations. Travelocity will continue to be managed as one reportable segment.

In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer and will be providing services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs. The proceeds to be received under the sale agreement and the TSA were allocated across these multiple agreements based on a relative fair value allocation which resulted in no gain or loss on the sale.

As a result of the Expedia SMA and the sale of our TPN business, we expect the revenue contribution from the Travelocity segment to be in the range of 55% to 65% of 2013 levels after the Expedia SMA is fully implemented, which we expect to occur by the end of 2014. Due to the elimination of the intersegment revenue between Travelocity and Travel Network, we expect intersegment eliminations to substantially decrease in connection with the Expedia SMA. See “— Components of Revenues and Expenses—Intersegment Transactions.” Correspondingly, we will wind down certain internal processes, including back office functions, associated with our Travelocity-branded technology platforms and TPN business, which we expect to complete by the end of 2014. Once completed, we expect our costs from the Travelocity segment to significantly decrease and to be in the range of 45% to 55% of 2013 levels. Ongoing costs in our Travelocity business in the United States and Canada will primarily consist of marketing the Travelocity website, marketing staff and support staff. Under the Expedia SMA, we have committed to continue investing in the marketing of the Travelocity-branded websites in a manner that is consistent with past practice.

As a result, we expect our plan to result in improved margins and profitability for our Travelocity segment.

Our success is dependent on many factors, including:

•	improved conversion through better site performance and user experience using the Expedia platform and technology;

•	improved cost structure by reducing operational complexity; and

•	profitable results from our marketing efforts.

We cannot be certain that this plan will be successful.

We did not record any material restructuring charges in our results of operations during the three months ended March 31, 2014 in connection with these transactions. We estimate that we will incur additional charges of approximately $11 million in the remainder of 2014 consisting of $6 million in contract termination costs, $2 million in employee termination benefits, and $3 million of other related costs. Contract termination costs represent an estimate of costs we may incur as we negotiate with our vendors to terminate contracts and costs for contracts we are unable to renegotiate and receive no future benefit. The actual amount incurred may differ significantly from this estimate.

Pursuant to the Put/Call Agreement, Expedia may acquire, or we may sell to Expedia, assets relating to the Travelocity-branded portions of our Travelocity business, which primarily include the assets subject to the Expedia SMA. Our put right may be exercised during the first 24 months of the Expedia Put/Call only upon the occurrence of certain triggering events primarily relating to implementation, which are outside of our control. The occurrence of such events is not considered probable. During this period, the amount of the put right is fixed. After the initial 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value as defined in the Put/Call Agreement. The call right held by Expedia is exercisable at any time during the term of the Put/Call Agreement. If the call right is exercised, although we expect the amount paid will be fair value, the call right provides for a floor for a limited time that may be higher than fair value and a ceiling for the duration of the Put/Call Agreement that may be lower than fair value.

The term of the amended and restated Expedia SMA is nine years and automatically renews under certain conditions.

Disposition of Assets—On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third-party, which reduced revenue and expenses for Travelocity for the three months ended March 31, 2014 when compared to 2013. TBiz provides managed corporate travel services for corporate customers.

Revenue Models

We employ several revenue models across our businesses with some revenue models employed in multiple businesses. Travel Network primarily employs the transaction revenue model. Airline and Hospitality Solutions primarily employs the SaaS and hosted and consulting revenue models, as well as the software licensing fee model to a lesser extent. Travelocity primarily employed two revenue models: (i) the merchant revenue model or our “Net Rate Program” (applicable to a majority of our hotel net rate revenues) and (ii) the agency revenue model (applicable to most of our airline, car and cruise commission revenues and a small portion of hotel commission revenues). In connection with the Expedia SMA, Travelocity has begun to employ the marketing fee revenue model (applicable to revenue generated through Travelocity-branded websites operated by Expedia). Travel Network and, historically, Travelocity also, employ the media revenue model (applicable to advertising revenues). We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Transaction Revenue Model—This model accounts for substantially all of Travel Network’s revenue. We define a “Direct Billable Booking” as any booking that generates a fee directly to Travel Network. These include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. Under this model, a transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and transaction fees paid by travel agency subscribers related to their use of our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.

Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of transaction fee reserves for estimated future cancellations. Transaction revenue for car rental, hotel bookings and other travel services is recognized at the time the reservation is used by the customer.

SaaS and Hosted Revenue Model—The SaaS and hosted revenue model is the primary revenue model employed by Airline and Hospitality Solutions. This revenue model applies to situations where we host software solutions on our own secure platforms or deploy it through our SaaS solutions, and we maintain the software as well as the infrastructure it employs. Our customers pay us an implementation fee and a recurring usage-based fee for the use of such software pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements. This usage-based fee arrangement allows our customers to pay for software normally on a monthly basis to the extent that it is used. Similar contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis. Revenue from implementation fees is generally recognized over the term of the agreement. The amount of periodic usage fees is typically based on a metric relevant to the software purchased. We recognize revenue from recurring usage-based fees in the period earned. Over the last several years, our customers have shifted toward the SaaS and hosted revenue model as license fee contracts expire, and we expect to continue to facilitate the shift from license fee contracts to the SaaS and hosted revenue model going forward.

Consulting Revenue Model—Airline and Hospitality Solutions offerings that utilize the SaaS and hosted revenue model are sometimes sold as part of multiple-element agreements for which we also provide professional services. Our professional services consist primarily of consulting services focused on helping customers achieve better utilization of and return on their software investment. Often, we provide consulting services during the implementation phase of our SaaS solutions. We account for consulting service revenue separately from implementation and recurring usage-based fees, with value assigned to each element based on its relative selling price to the total selling price. We perform a market analysis on a periodic basis to determine the range of selling prices for each product and service. The revenue for consulting services is generally recognized over the period the consulting services are performed.

Software Licensing Fee Revenue Model—The software licensing fee revenue model is also utilized by Airline and Hospitality Solutions. Under this model, we generate revenue by charging customers for the installation and use of our software products. Some contracts under this model generate additional revenue for the maintenance of the software product. When software is sold without associated customization or implementation services, revenue from software licensing fees is recognized when all of the following are met: (i) the software is delivered, (ii) fees are fixed or determinable, (iii) no undelivered elements are essential to the functionality of delivered software, and (iv) collection is probable. When software is sold with customization or implementation services, revenue from software licensing fees is recognized based on the percentage of completion of the customization and implementation services. Fees for software maintenance are recognized ratably over the life of the contract. We are unable to determine vendor-specific objective evidence of fair value for software maintenance fees. Therefore, when fees for software maintenance are included in software license agreements, revenue from the software license, customization, implementation and the maintenance are recognized ratably over the related contract term.

Marketing Fee Revenue Model—With the implementation of Expedia’s technology for our U.S. and Canadian websites beginning late in 2013, Expedia pays us a performance-based marketing fee that varies based on the amount of travel booked through Travelocity-branded websites powered by Expedia. The marketing fee we receive is recorded as revenue and the costs we incur for marketing and to promote the Travelocity brand is recorded as selling, general and administrative expense in our results of operations. See “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

Merchant Revenue Model—The merchant revenue model or the “Net Rate Program” is utilized by Travelocity, except to the extent the marketing fee revenue model applies. We primarily use this model for revenue from hotel reservations and dynamically packaged combinations of travel components. Pursuant to this model, we are the merchant of record for credit card processing for travel accommodations. Even though we are the merchant of record for these transactions, we do not purchase and resell travel accommodations, and we do not have any obligations with respect to the travel accommodations we offer online that we do not sell. Instead, we act as an intermediary by entering into agreements with travel suppliers for the right to market their products, services and other offerings at pre-determined net rates. We market net rate offerings to travelers at prices that include an amount sufficient to pay the travel supplier for providing the travel accommodations and any occupancy and other local taxes, as well as additional amounts representing our service fees, which is how we generate revenue under this model. Under this revenue model, we require prepayment by the traveler at the time of booking.

Travelocity recognizes net rate revenue for stand-alone air travel at the time the travel is booked with a reserve for estimated future canceled bookings. Revenues from vacation packages and car rentals as well as hotel net rate revenues are recognized at the time the reservation is used by the consumer.

For net rate and dynamically packaged combinations sold through Travelocity, we record net rate revenues based on the total amount paid by the customer for products and services, net of our payment to the travel supplier. At the time a customer makes and prepays a reservation, we accrue a supplier liability based on the amount we expect to be billed by our travel suppliers. In some cases, a portion of Travelocity’s prepaid net rate and travel package transactions goes unused by the traveler. In such circumstances, Travelocity may not be billed the full amount of the accrued supplier liability. Therefore, we reduce the accrued supplier liability for amounts aged more than six months after the reservation goes unused and record the aged amount as revenue if certain conditions are met. Our process for determining when aged amounts may be recognized as revenue includes consideration of key factors such as the age of the supplier liability, historical billing and payment information, among others. See “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

Agency Revenue Model—This model is employed by Travelocity, except to the extent the marketing fee revenue model applies, and applies to revenues generated via commissions from travel suppliers for reservations made by travelers through our websites. Under this model, we act as an agent in the transaction by passing reservations booked by travelers to the relevant airline, hotel, car rental company, cruise line or other travel supplier, while the travel supplier serves as merchant of record and processes the payment from the traveler.

Under the agency revenue model, Travelocity recognizes commission revenue for stand-alone air travel at the time the travel is booked with a reserve for estimated future canceled bookings. Commissions from car and hotel travel suppliers are recognized upon the scheduled date of travel consumption. We record car and hotel commission revenue net of an estimated reserve for cancellations, no-shows and uncollectable commissions.

See “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

Media Revenue Model—The media revenue model is used to record advertising revenue from entities that advertise products on Travelocity’s websites, except to the extent the marketing fee revenue model applies, and, to a lesser extent, on our GDS. Advertisers use two types of advertising metrics: (i) display advertising and (ii) action advertising. In display advertising, advertisers usually pay based on the number of customers who view the advertisement, and are charged based on cost per thousand impressions. In action advertising, advertisers usually pay based on the number of customers who perform a specific action, such as click on the advertisement, and are charged based on the cost per action. Advertising revenues are recognized in the period that the advertising impressions are delivered or the click-through or other specific action occurs.

See “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

Components of Revenues and Expenses

Revenues

Travel Network

Travel Network primarily generates revenues from the transaction revenue model, as well as revenue from certain services we provide our joint ventures and the sale of aggregated bookings data to carriers. See “—Revenue Models.”

Airline and Hospitality Solutions

Airline and Hospitality Solutions primarily generates revenue from the SaaS and hosted revenue model, the consulting revenue model, as well as the software licensing fee model to a lesser extent. Over the last several years, our customers have shifted toward the SaaS and hosted revenue model as license fee contracts expire, and we expect to continue to facilitate the shift from license fee contracts to the SaaS and hosted revenue model going forward. See “—Revenue Models.”

Travelocity

Travelocity generates transaction revenue through the merchant revenue model and the agency revenue model, and non-transaction revenue, in each case, except to the extent the marketing fee model applies. See “Factors Affecting our Results and Comparability —Travelocity Restructuring.” Transaction revenue is comprised of (i) stand-alone air transaction revenue (i.e., revenue from the sale of air travel without any other products) and (ii) other transaction revenue (i.e., revenue from hotel suppliers, packages which include multiple travel products, lifestyle products such as theatre tickets and services).

Except to the extent the marketing fee model applies, Travelocity also generates revenues from fees from offline (e.g., call center agent transacted) bookings for air and packages and insurance revenues from third-party insurance providers whose air, total trip and cruise insurance we offer on our websites.

Additionally, Travelocity generates intersegment transaction revenue from Travel Network, consisting of incentive consideration earned for Travelocity transactions processed through our GDS and fees paid by Travel Network and Airline and Hospitality Solutions for corporate trips booked through the Travelocity online booking technology. For the three months ended March 31, 2014, intersegment revenue has substantially decreased in connection with the Expedia SMA. Intersegment transaction revenue is eliminated in consolidation.

Non-transaction revenue consists of advertising revenue from the media revenue model, paper ticket fees and services, and change and reissue fees.

Cost of Revenue

Travel Network

Travel Network cost of revenues consists primarily of:

•

Incentive Consideration—payments or other consideration to travel agencies for reservations made on our GDS which have accrued on a monthly basis. Incentive consideration is provided in two ways, according to the terms of the contract: (i) on a periodic basis over the term of the contract and (ii) in some cases, upfront at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract. The amortized portion of the upfront incentive consideration is recorded to cost of revenue. Travel Network provides incentive consideration to Travelocity for Travelocity transactions processed through our GDS, although we expect intersegment revenue to substantially decrease in connection with the Expedia SMA. Intersegment expense is eliminated in consolidation. See “—Components of Revenues and Expenses—Intersegment Transactions.”

•	Technology Expenses—data processing, data center management, application hosting, applications development and maintenance and related charges.

•	Labor Expenses—salaries and benefits paid to employees supporting the operations of the business.

•	Other Expenses—includes services purchased, facilities and corporate overhead.

Airline and Hospitality Solutions

Airline and Hospitality Solutions cost of revenues consists primarily of:

•	Labor Expenses—salaries and benefits paid to employees for the development, delivery and implementation of software.

•	Technology Expenses—data processing, data center management, application hosting, applications development and maintenance and related charges resulting from the hosting of our solutions.

•	Other Expenses—includes services purchased, facilities and other costs.

Travelocity

Except as described below, Travelocity cost of revenue consists primarily of:

•	Volume Related Expenses—customer service costs; credit card fees and technology fees; charges related to fraudulent bookings and compensation to customers, i.e., for service related issues.

•	Technology Expenses—data processing, data center management, applications development, maintenance and related charges.

•	Labor Expenses—salaries and benefits paid to employees supporting the operations of the business.

•	Other Expenses—includes services purchased, facilities and other costs.

In connection with the Expedia SMA, Travelocity will no longer incur significant cost of revenues with respect to Travelocity’s existing websites in the United States and Canada.

Corporate

Corporate cost of revenue includes certain shared technology costs as well as stock-based compensation expense, litigation expenses associated with occupancy or other taxes and other items that are not identifiable with one of our segments.

Depreciation and amortization

Cost of revenue includes depreciation and amortization associated with property and equipment and software developed for internal use that supports our revenue, businesses and systems. Depreciation and amortization also includes amortization of contract implementation costs and intangible assets for technology purchased through acquisitions or established with our take-private transaction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses for employees that sell our services to new customers and administratively support the business, commission payments made to travel agency and distribution partners of Travelocity, advertising and promotional costs primarily for Travelocity, certain settlement costs and costs to defend legal disputes, bad debt expense, depreciation and amortization and other costs. In connection with the Expedia SMA, Travelocity will no longer incur significant non-marketing related expenses; instead, the marketing fee we receive under the Expedia SMA is net of costs incurred by Expedia in connection with these activities. The marketing costs we incur to promote the Travelocity brand is recorded as selling, general and administrative expenses.

Intersegment Transactions

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Travel Network, consisting mainly of accruals for incentive consideration, net of data processing fees incurred, by Travel Network to Travelocity for transactions processed through our GDS, transaction fees paid by Travelocity to Travel Network for transactions facilitated through our GDS in which the travel supplier pays Travelocity directly, and fees paid by Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. In addition, Airline and Hospitality Solutions pays fees to Travel Network for airline trips booked through our GDS. Due to the elimination of the intersegment revenue between Travelocity.com and Travel Network with the Expedia SMA, intersegment eliminations have substantially decreased for the three months ended March 31, 2014 compared to the prior year. See Note 14, Segment Information, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Metrics

“Direct Billable Bookings” and “Passengers boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. Passengers boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and Hosted revenue from recurring usage-based fees. The following table sets forth our key metrics (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013
Travel Network
Direct Billable Bookings - Air	89,045	85,246	4.5%
Direct Billable Bookings - Non-Air	13,569	13,047	4.0%
Total Direct Billable Bookings	102,614	98,293	4.4%
Airline Solutions Passengers Boarded	117,616	107,525	9.4%

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures.

We define Adjusted Revenue as revenue adjusted for the amortization of Expedia SMA incentive payments, which are recorded as a reduction to revenue and are being amortized over the non-cancellable term of the Expedia SMA contract (see Note 3, Restructuring Charges, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairments, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, amortization of Expedia SMA incentive payments, amortization of upfront incentive consideration and depreciation and amortization. The definition of Adjusted Gross Margin has been revised in the current period to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior year period has been recast to conform to our revised definition.

We define Adjusted Net Income as income (loss) from continuing operations adjusted for impairment, acquisition related amortization expense, loss (gain) on sale of business and assets, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments and tax impact of net income adjustments.

We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, and remaining (benefit) provision for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities”, which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP EBITDA and EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.

We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the period presented.

We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment. We define Adjusted Free Cash Flow as Free Cash Flow plus the cash flow effect of restructuring and other costs, litigation settlement and tax payments for certain items, other litigation costs, management fees and the working capital impact from the Expedia SMA and the sale of TPN (see “Factors Affecting our Results and Comparability —Travelocity Restructuring”).

Adjusted Gross Margin and Adjusted EBITDA are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that Adjusted Revenue Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures and Adjusted Free Cash Flow are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. Adjusted Capital Expenditures includes cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We also believe that Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Adjusted Free Cash Flow and ratios based on these financial measures have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Free Cash Flow and ratios based on these financial measures exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, and Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Margin and Adjusted EBITDA do not reflect cash requirements for such replacements;

•	Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Free Cash Flow and Adjusted Free Cash Flow do not reflect the cash requirements necessary to service the principal payments on our indebtedness;

•	Free Cash Flow and Adjusted Free Cash Flow do not reflect payments related to restructuring, litigation, management fees and Travelocity working capital which reduced the cash available to us;

•	Free Cash Flow and Adjusted Free Cash Flow remove the impact of accrual-basis accounting on asset accounts and non-debt liability accounts; and

•

other companies, including companies in our industry, may calculate Adjusted Revenue, Adjusted Net Income, Adjusted EBITDA, Free Cash Flow or Adjusted Free Cash Flow differently, which reduces its usefulness as a comparative measure.

The following table sets forth the reconciliation of Adjusted Revenue to revenue (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenue	$755,410	$759,344
Amortization of Expedia SMA incentive payments	1,875	—

Adjusted Revenue	$757,285	$759,344

The following table sets forth the reconciliation of Adjusted Net Income and Adjusted EBITDA to net loss attributable to Sabre Corporation, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2014	2013
Reconciliation of net income (loss) to Adjusted Net Income and to Adjusted EBITDA:
Net loss attributable to Sabre Corporation	$(2,843)	$(15,764)
Net loss from discontinued operations, net of tax	1,098	11,017
Net income attributable to noncontrolling interests(1)	746	584

Loss from continuing operations	(999)	(4,163)
Adjustments:
Acquisition related amortization expense(2a)	35,478	35,952
Loss on extinguishment of debt	2,980	12,181
Other, net (3)	887	(5,126)
Restructuring and other costs (4)	2,708	2,166
Litigation and taxes, including penalties(5)	5,152	14,638
Stock-based compensation	5,579	2,724
Management fees(6)	1,932	2,722
Amortization of Expedia SMA incentive payments	1,875	—
Tax impact of net income adjustments	(22,071)	(17,139)

Adjusted Net Income from continuing operations	$33,521	$43,955

Adjusted Net Income from continuing operations per share	$0.18	$0.24
Weighted-average shares outstanding adjusted for assumed inclusion of common stock equivalents	187,727	184,400

Adjusted Net Income from continuing operations	$33,521	$43,955
Adjustments:
Depreciation and amortization of property and equipment(2b)	41,581	33,347
Amortization of capitalized implementation costs(2c)	9,136	10,881
Amortization of upfront incentive consideration(7)	11,047	9,599
Interest expense, net	63,944	82,530
Remaining provision (benefit) for income taxes	24,488	12,191

Adjusted EBITDA	$183,717	$192,503

As we recorded GAAP net losses for each period presented, all common stock equivalents were excluded from the calculation of GAAP diluted earnings per share as its inclusion would have been antidilutive. The following table sets forth the reconciliation of GAAP basic and diluted weighted-average common shares outstanding to the adjusted weighted-average shares outstanding for the assumed inclusion of common stock equivalents (in thousands):

	Three Months Ended March 31,
	2014	2013

GAAP basic and diluted weighted-average common shares outstanding	178,702	177,953
Dilutive effect of stock-options and restricted stock awards	9,025	6,447

Weighted-average common shares outstanding adjusted for assumed inclusion of common stock equivalents	187,727	184,400

The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended March 31, 2014
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total

Operating income (loss)	$184,517	$26,462	$(28,563)	$—	$(115,628)	$66,788
Add back:
Selling, general and administrative	25,672	12,395	80,712	(109)	80,207	198,877
Cost of revenue adjustments:
Depreciation and amortization(2)	15,412	26,683	1,492	—	17,220	60,807
Restructuring and other costs (4)	—	—	—	—	1,216	1,216
Stock-based compensation	—	—	—	—	1,506	1,506
Litigation and taxes, including penalties(5)	—	—	—	—	606	606
Amortization of upfront incentive consideration(7)	11,047	—	—	—	—	11,047
Amortization of Expedia SMA incentive payments	—	—	1,875	—	—	1,875

Adjusted Gross Margin	236,648	65,540	55,516	(109)	(14,873)	342,722
Selling, general and administrative	(25,672)	(12,395)	(80,712)	109	(80,207)	(198,877)
Joint venture equity income	2,441	—	—	—	—	2,441
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	625	315	—	—	23,647	24,587
Restructuring and other costs (4)	—	—	—	—	1,492	1,492
Stock-based compensation	—	—	—	—	4,073	4,073
Litigation and taxes, including penalties(5)	—	—	—	—	4,546	4,546
Management fees(6)	—	—	—	—	1,932	1,932

Adjusted EBITDA	$214,843	$53,460	$(25,196)	$—	$(59,390)	$183,717

	Three Months Ended March 31, 2013
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total

Operating income (loss)	$184,899	$22,655	$(15,913)	$—	$(113,913)	$77,728
Add back:
Selling, general and administrative	24,350	14,329	88,148	(213)	73,215	199,829
Cost of revenue adjustments:
Depreciation and amortization(2)	11,809	17,969	5,657	—	17,077	52,512
Restructuring and other costs (4)	—	—	—	—	591	591
Stock-based compensation	—	—	—	—	458	458
Litigation and taxes, including penalties(5)	—	—	—	—	11,848	11,848
Amortization of upfront incentive consideration(7)	9,599	—	—	—	—	9,599

Adjusted Gross Margin	230,657	54,953	77,892	(213)	(10,724)	352,565
Selling, general and administrative	(24,350)	(14,329)	(88,148)	213	(73,215)	(199,829)
Joint venture equity income	2,746	—	—	—	—	2,746
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	449	246	1,311	—	24,861	26,867
Restructuring and other costs (4)	—	—	—	—	1,575	1,575
Stock-based compensation	—	—	—	—	2,266	2,266
Litigation and taxes, including penalties(5)	—	—	—	—	2,790	2,790
Management fees(6)	—	—	—	—	2,722	2,722

Adjusted EBITDA	$210,303	$40,870	$(8,945)	$—	$(49,725)	$192,503

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended March 31,
	2014	2013

Additions to property and equipment	$51,639	$52,701
Capitalized implementation costs	7,653	22,029

Adjusted capital expenditures	$59,292	$74,730

The following tables present information from out statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2014	2013

Cash provided by operating activities	$72,198	$92,383
Cash used in investing activities	(51,639)	(52,880)
Cash used in financing activities	(28,602)	(26,067)

	Three Months Ended March 31,
	2014	2013

Cash provided by operating activities	$72,198	$92,383
Additions to property and equipment	(51,639)	(52,701)

Free Cash Flow	20,559	39,682
Adjustments:
Restructuring and other costs(4) (9)	11,862	2,166
Litigation settlement and tax payments for certain unusual items(5) (10)	4,706	3,869
Other litigiation costs(5) (9)	4,428	612
Management fees(6) (9)	1,932	2,722
Travelocity working capital as impacted by the Expedia SMA and TPN(8)	24,466	—

Adjusted Free Cash Flow	$67,953	$49,051

(1)

Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interest held in Sabre Travel Network Middle East of 40% for all periods presented.

(2)	Depreciation and amortization expenses:

a.

Acquisition related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

b.	Depreciation and amortization of property and equipment represents depreciation of property and equipment, including software developed for internal use.

c.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

(3)

Other, net primarily represents foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)

Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Represents charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes.

(6)

We have been paying an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, as defined in the MSA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provides for the reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in connection with our initial public offering.

(7)

Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to five years. Such consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. Such service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided upfront. Such service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

(8)

Represents the impact of the Expedia SMA and TPN on working capital for the three months ended March 31, 2014, which is primarily attributable to the migration of bookings from our technology platform to Expedia’s platform and wind down activities associated with TPN (see “Factors Affecting our Results and Comparability—Travelocity Restructuring”).

(9)

The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(10)

Includes payment credits totaling $5 million and $4 million used by American Airlines to pay for purchases of our technology services during the three months ended March 31, 2014 and 2013, respectively. The payment credits were provided by us as part of our litigation settlement with American Airlines.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)
Revenue	$755,410	$759,344
Cost of revenue	489,745	481,787
Selling, general and administrative	198,877	199,829

Operating income	66,788	77,728
Interest expense, net	(63,944)	(82,530)
Loss on extinguishment of debt	(2,980)	(12,181)
Joint venture equity income	2,441	2,746
Other, net	(887)	5,126

Income (loss) from continuing operations before income taxes	1,418	(9,111)
Provision (benefit) for income taxes	2,417	(4,948)

Loss from continuing operations	$(999)	$(4,163)

Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)
Revenue by Segment
Travel Network	$491,726	$475,305	$16,421	3%
Airline and Hospitality Solutions	176,717	162,448	14,269	9%
Travelocity	96,102	142,771	(46,669)	(33)%
Eliminations	(7,260)	(21,180)	13,920	66%

Total Adjusted Revenue	757,285	759,344	(2,059)	(0)%
Amortization of Expedia SMA incentive payments	(1,875)	—	(1,875)	** %

Total revenue	$755,410	$759,344	$(3,934)	(1)%

**	not meaningful

Revenue decreased $4 million, or 1%, for the three months ended March 31, 2014 compared to the same period in the prior year.

Travel Network—Revenue increased $16 million, or 3%, for the three months ended March 31, 2014 compared to the same period in the prior year. Transaction-based revenue increased by $14 million to $439 million for the three months ended March 31, 2014 compared to the same period in the prior year. We processed 103 million Direct Billable Bookings in the three months ended March 31, 2014, representing an increase of 4 million Direct Billable Bookings, or 4%, compared to same period in the prior year. This increase was offset by a 1% decrease in the average booking fee, primarily due to the resolution of a billing dispute with US Airways that arose in connection with its merger with American Airlines and the unfavorable political and economic environment in Venezuela. See “Liquidity and Capital Resources—Political and Economic Environment in Venezuela” for a description of the impact of the environment in Venezuela to our business. Revenue associated with media and marketing services provided to our suppliers increased by $2 million in the three months ended March 31, 2014 compared to the prior year.

Airline and Hospitality Solutions—Revenue increased $14 million, or 9%, for the three months ended March 31, 2014 compared to the same period in the prior year.

This $14 million increase in revenue primarily resulted from:

•

a $5 million, or 7%, increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the the three months ended March 31, 2014 compared to the same period in the prior year. The increase in revenue was due to an increase of 10 million, or 9%, in processed reservations for PBs to 118 million for the three months ended March 31, 2014 which was driven by growth from existing customers. The increase was partially offset by a decrease in revenue from professional services;

•

a $5 million increase in Airline Solutions’ commercial and operations solutions revenue primarily the result of broad-based growth across multiple products, combined with higher revenue from professional services; and

•	a $3 million increase in Hospitality Solutions revenue for the three months ended March 31, 2014 compared to the same period in the prior year driven by an increase in CRS transactions.

Travelocity—Revenue decreased $47 million, or 33%, for the three months ended March 31, 2014 compared to the same period in the prior year. The decrease in revenue was primarily due to a $29 million decrease as a result of the restructuring of our Travelocity business in the U.S. and Canada where we shifted from the merchant revenue model to the marketing fee revenue model in connection with the Expedia SMA. In addition, revenue decreased $17 million as a result of the sale of both Travelocity’s TPN business in February of 2014 and TBiz in June of 2013.

Eliminations—Intersegment eliminations decreased $14 million, or 66%, for the three months ended March 31, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)
Cost of revenue
Travel Network	$255,079	$244,650	$10,429	4%
Airline and Hospitality Solutions	111,177	107,491	3,686	3%
Travelocity	40,585	64,935	(24,350)	(37)%
Eliminations	(7,152)	(20,967)	13,815	66%

Total segment cost of revenue	399,689	396,109	3,580	1%

Corporate	29,248	33,166	(3,918)	(12)%
Depreciation and amortization	60,808	52,512	8,296	16%

Total cost of revenue	$489,745	$481,787	$7,958	2%

Cost of revenue increased by $8 million, or 2%, for the three months ended March 31, 2014 compared to the same period in the prior year.

Travel Network—Cost of revenue increased $10 million, or 4%, for the three months ended March 31, 2014 compared to the same period in the prior year. The increase primarily resulted from an $11 million increase in incentive consideration in line with higher Direct Billable Transactions.

Airline and Hospitality Solutions—Cost of revenue increased $4 million, or 3%, for the three months ended March 31, 2014 compared to the same period in the prior year which was primarily the result of an increase in technology-related expenses, driven by higher transaction volumes.

Travelocity—Cost of revenue decreased $24 million, or 37%, for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to the impact of the Expedia SMA and the sale of our TPN and Tbiz businesses. The decrease primarily consisted of $10 million in lower transaction-related and credit card fees, $8 million in reduced labor costs and a $3 million decrease in call center costs.

Eliminations—Intersegment eliminations has decreased $14 million, or 66%, for the three months ended March 31, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $4 million, or 12%, for the three months ended March 31, 2014 compared to the same period in the prior year. The decrease is primarily due to $11 million in back excise taxes, penalties and interest recognized in the three months ended March 31, 2013 mainly in connection with general excise tax litigation with the State of Hawaii and a $2 million decrease in facilities-related costs, partially offset by a $7 million increase in unallocated labor costs.

Depreciation and amortization—Depreciation and amortization increased $8 million, or 16%, for the three months ended March 31, 2014 compared to the same period in the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of capitalized implementation costs.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Personnel	$64,193	$70,663	$(6,470)	(9)%
Advertising and promotion	50,450	45,088	5,362	12%
Commission payments to affiliates	12,000	16,207	(4,207)	(26)%
Allowance for bad debt	1,650	2,103	(453)	(22)%
Other	45,997	38,901	7,096	18%
Depreciation and amortization	24,587	26,867	(2,280)	(8)%

Total selling, general and administrative	$198,877	$199,829	$(952)	(0)%

Selling, general and administrative expenses decreased by $1 million, or less than 1%, for the three months ended March 31, 2014 compared to the same period in the prior year. The slight decrease in selling, general and administrative expenses was primarily the result of a decrease of $6 million in personnel costs primarily in Travelocity due to our restructuring activities as well as a reduction to our restructuring liability due to lower employee termination benefits than originally estimated, and a decrease of $4 million in commission payments to affiliates as a result of the sale of our TPN business in February 2014. These decreases were partially offset by a $6 million increase in professional services expenses, partly associated with preparations for our initial public offering, and a $5 million increase in advertising and promotion in our Travelocity business in the U.S. and Canada in conjunction with the Expedia SMA.

Interest expense, net

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Interest expense	$63,944	$82,530	$(18,586)	(23)%

Interest expense, net, decreased $19 million, or 23%, for the three months ended March 31, 2014 compared to the same period in the prior year. The decrease is primarily the result of an $11 million decrease in debt modification expenses and a $3 million decrease in imputed interest expense related to our litigation settlement payable. In addition, interest expense decreased by $1 million due to lower effective interest as a result of our repricing amendments completed in February 2014, partially offset by the impact of higher borrowings during the three months ended March 31, 2014 compared to the same period in the prior year.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Loss on Extinguishment of Debt	$2,980	$12,181	$(9,201)	(76)%

We recognized a loss on extinguishment of debt of $3 million for the three months ended March 31, 2014 as a result of the repricing of our Term Loan B completed in February 2014 and a loss on extinguishment of debt of $12 million for the three months ended March 31, 2013 as a result of our Amended and Restated Credit Agreement (see “Liquidity and Capital Resources—Senior Secured Credit Facilities”).

Joint venture equity income

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Joint venture equity income	$2,441	$2,746	$(305)	(11)%

Joint venture equity income was flat for the three months ended March 31, 2014 compared to the same period in the prior year.

Other expenses (income), net

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Other expenses (income), net	$887	$(5,126)	$6,013	**	%

**	not meaningful

Other expenses, net, increased $6 million for the three months ended March 31, 2014 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange losses.

Provision (benefit) for income taxes

	Three Months Ended March 31,
	2014	2013	Change
	(Amounts in thousands)

Provision (benefit) for income taxes	$2,417	$(4,948)	$7,365	**	%

**	not meaningful

Our effective tax rates for the three months ended March 31, 2014 and 2013 were 170% and 54%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the impact of recording losses for which no tax benefit can be recognized in the current period, the amount of these non-deductible losses relative to the amount of pre-tax income, and the impact of other discrete items.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions and the impact of losses for which no tax benefit can be recognized.

Liquidity and Capital Resources

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $677 million of net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of our Term Loan C (see “—Senior Secured Credit Facilities”) and (ii) $320 million aggregate principal amount of our senior secured notes due 2019 at a redemption price of 108.5% of the principal amount. The Term Loan C prepayment occurred in two installments, the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our senior secured notes due 2019 occurred on May 7, 2014. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the 2019 Notes. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG and Silver Lake pursuant to a management services agreement, which was thereafter terminated.

Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2014 and December 31, 2013, our cash and cash equivalents, restricted cash, Revolver, outstanding letters of credit and restricted cash collateral were as follows (in thousands):

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$286,356	$308,236
Restricted cash	706	2,359
Revolver outstanding balance	—	—
Outstanding letters of credit	66,834	67,139
Restricted cash collateral	194	810
Available balance under the Revolver	338,196	285,671

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities.

We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows.

We held no short-term investments as of March 31, 2014 and December 31, 2013.

Utilization

We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, and service our debt and other long-term liabilities. For the year ended December 31, 2013, we used a portion of our cash and cash equivalents to make a $100 million litigation settlement payment to American Airlines in the fourth quarter of 2013. We have used $24 million of our cash and cash equivalents to pay travel suppliers as described above under “Factors Affecting our Results and Comparability—Travelocity Restructuring” and expect to pay $30 million of contingent consideration related to the acquisition of PRISM when due in August 2014.

Ability to Generate Cash in the Future

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures and dividends will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

Senior Secured Credit Facilities

On February 19, 2013, Sabre GLBL Inc. entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017 and amortizes in equal quarterly installments of 3.75% in 2013 and 2014, increasing to equal quarterly installments of 4.375%, 5.625% and 7.5% in 2015, 2016 and 2017, respectively. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL Inc. entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). Sabre GLBL Inc. has used a portion, and intends to use the remainder, of the proceeds of the Incremental Term Loan Facility for working capital and one-time costs associated with the Expedia SMA and sale of TPN, including the payment of travel suppliers for travel consumed that originated on our technology platforms and for general corporate purposes. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% commencing with the last business day of December 2013. We are scheduled to make $85 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of

November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.

In April 2014, we made partial prepayments totaling $296 million of our outstanding indebtedness under the Term Loan C portion of our senior secured credit facilities using proceeds from our initial public offering.

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum senior secured leverage ratio, which applies if our revolver utilization exceeds certain thresholds. This ratio is calculated as senior secured debt (net of cash) to EBITDA, as defined by the credit agreement. This ratio was 5.5 to 1.0 for 2013 and is 5.0 to 1.0 for 2014. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives.

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.

We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. From a long-term perspective, we may need to supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our senior unsecured notes due in 2016, if we decide not to refinance this indebtedness.

Contingent Consideration on PRISM Acquisition

On August 1, 2012, we acquired PRISM for a purchase price of approximately $116 million. Included in the purchase price are future payments totaling $60 million, due 12 and 24 months following the acquisition date. The first installment of $30 million was paid in August 2013. The second installment of $30 million, due in August 2014, is contingent primarily on contractual performance measures which have been met.

Redemption of Preferred Stock

Prior to the closing of our initial public offering, we amended our Certificate of Incorporation and exercised our right to redeem all of our Series A Cumulative Preferred Stock. The amendment to our Certificate of Incorporation modified the redemption feature of the Series A Cumulative Preferred Stock to allow for settlement using cash, shares of our common stock or a mix of cash and shares of our common stock. On April 23, 2014, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock in exchange for 40,343,529 shares of our common stock, which was delivered pro rata to the holders thereof concurrently with the closing of our initial public offering.

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”) (see Note 15, Subsequent Events, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, (i) we expect that future payments under the TRA could aggregate to between $330 million and $380 million over the next six years (assuming no changes to current limitations on our ability to utilize our NOLs under Section 382 of the Code), which we estimate will represent approximately 85% to 95% of the total payments we will be required to make under the TRA and (ii) we do not expect material payments to occur before 2016. Payments to the recipients under the TRA are not conditioned upon the recipient continuing to be an equity holder in the Company.

Political and Economic Environment in Venezuela

Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. We collected approximately $5 million of accounts receivable due to us during the three months ended March 31, 2014 and have $5 million of accounts receivable outstanding as of March 31, 2014, which will be recognized as revenue when cash is received. In addition, in January 2014, Venezuela announced a dual-foreign exchange rate system, which has effectively devalued the local currency and subjected airlines to an exchange rate for U.S. dollars available at auctions that has been significantly higher than the official exchange rate. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. As a result, we expect our revenues derived from our Venezuelan operations in 2014 to be reduced as compared to our revenues for 2013. During the year ended December 31, 2013, we derived 1% of our total revenue from our airline customers operating in Venezuela.

Financing Arrangements

Our financing arrangements include our senior secured credit facilities, senior secured notes due 2019, senior unsecured notes due 2016 and a mortgage facility. As of March 31, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,710 million and $3,730 million, respectively, net of unamortized discounts of $18 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2014 and December, 2013 (in thousands):

	Rate	Maturity	March 31, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L+3.25%	February 2019	$1,752,813	$1,757,250
Incremental term loan facility	L+3.50%	February 2019	348,250	349,125
Term Loan C	L+3.00%	December 2017	345,313	361,250
Revolver, $370 million	L+3.00%	February 2019	—	—
Revolver, $35 million	L+3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.350%	March 2016	400,000	400,000
Senior secured notes due 2019	8.500%	May 2019	800,000	800,000
Mortgage facility	5.800%	March 2017	82,996	83,286

Face value of total debt outstanding			$3,729,372	$3,750,911
Less current portion of debt outstanding			(88,790)	(86,117)

Face value of long-term debt outstanding			$3,640,582	$3,664,794

*	“L” refers to LIBOR.

The above table does not reflect partial prepayments made subsequent to March 31, 2014 on certain amounts of our long-term debt. On April 23, 2014, we completed our initial public offering of our common stock and used the net proceeds from our offering to repay (i) $296 million aggregate principal amount of our Term Loan C and (ii) $320 million aggregate principal amount of our senior secured notes due 2019 at a redemption price of 108.5% of the principal amount. The Term Loan C prepayment occurred in two installments, the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our senior secured notes due 2019 occurred on May 7, 2014.

Future Minimum Contractual Obligations

On February 20, 2014, we entered into the Repricing Amendments, one of which reduced the Term Loan B’s applicable margin for Eurocurrency and Base rate borrowings to 3.25% and 2.25%, respectively, with a step down to 3.00% and 2.00%, respectively, if the senior secured leverage ratio is less than or equal to 3.25 to 1.00. It also reduced the Eurocurrency rate floor to 1.00% and the Base rate floor to 2.00%. As of March 31, 2014, future minimum payments required under our senior secured credit facilities, senior unsecured notes due 2016 and senior secured notes due 2019 were as follows (in thousands):

Total Debt Payments (1)
Nine months ending December 31, 2014	$234,874
2015	298,484
2016	701,671
2017	315,548
2018	184,399
Thereafter	2,847,189

Total	$4,582,165

(1)

Excludes the impact of the partial prepayments of $296 million on our Term Loan C and $320 million on our senior secured notes due 2019 which occurred in April and May 2014, respectively. Excludes all interest and principal related to our mortgage facility. Includes all interest and principal related to the senior unsecured notes due 2016 and the senior secured notes due 2019. Also includes all interest and principal related to borrowings under the senior secured credit facility, the Term Loan C portion of which will mature in 2018, the Term Loan B portion of which will mature in 2019 and the Incremental Term Loan Facility portion of which will mature in 2019. Under certain circumstances, we may be required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus an applicable margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 7, Debt, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

As of March 31, 2014, purchase orders for the next twelve months totaled $152 million and were not material in the years thereafter. There were no other material changes to our future minimum contractual obligations as of December 31, 2013 as previously disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)

Cash provided by operating activities	$72,198	$92,383
Cash used in investing activities	(51,639)	(52,880)
Cash used in financing activities	(28,602)	(26,067)
Cash (used in) provided by discontinued operations	(14,057)	10,570
Effect of exchange rate changes on cash and cash equivalents	220	(468)

(Decrease) increase in cash and cash equivalents	$(21,880)	$23,538

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 was $72 million and consisted of net loss of $2 million, adjustments for non-cash and other items of $112 million and a decrease in cash from changes in operating assets and liabilities of $38 million. The adjustments for non-cash and other items consist primarily of $85 million of depreciation and amortization and $11 million in amortization of upfront incentive consideration, partially offset by $6 million of deferred income taxes and $2 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities of $38 million was primarily the result of a $37 million decrease in accrued compensation and related benefits, a $30 million increase in accounts receivable due to seasonality and the timing of collections, $17 million used for upfront incentive consideration, and $8 million used for capitalized implementation costs. These items are partially offset by a $64 million increase in accounts payable and accrued liabilities due primarily to increases in accrued subscriber incentive consideration and travel supplier liabilities in Europe due to seasonality, deferred revenue due to timing of payments from customers, the accrual of the Expedia SMA incentives payments of $11 million, and liabilities recorded associated with the TSA agreement entered into with the acquirer of the TPN business, offset by a reduction in travel supplier liabilities for Travelocity North America of $24 million due to the transition of bookings under the Expedia SMA.

Cash provided by operating activities for the three months ended March 31, 2013 was $92 million and consisted of net loss of $15 million, adjustments for non-cash and other items of $119 million and a decrease in cash of $11 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $79 million of depreciation and amortization, $10 million in amortization of upfront incentive consideration, $14 million of third party fees expensed in connection with debt modification, $12 million of loss on extinguishment of debt and $11 million of losses from discontinued operations, partially offset by $15 million of deferred taxes. The decrease in cash of $11 million from changes in operating assets and liabilities was primarily the result of a decrease of $94 million associated with an increase in accounts receivables in all of our segments due to seasonality, $22 million used for capitalized implementation costs and $30 million used for accrued compensation and related benefits. These decreases were partially offset by an increase of $153 million in accounts payable and accrued liabilities primarily due to seasonality for Travelocity and Travel Network.

Investing Activities

For the three months ended March 31, 2014, we used cash of $52 million on capital expenditures, including $48 million related to software developed for internal use and $4 million related to purchases of property, plant and equipment.

For the three months ended March 31, 2013, we used cash of $53 million on capital expenditures, including $46 million related to software developed for internal use and $7 million related to purchases of property, plant and equipment.

Financing Activities

For the three months ended March 31, 2014, we used $29 million for financing activities. Significant highlights of our financing activities included:

•

we entered into the Repricing Amendments which required proceeds of $148 million from new lenders to repay prior lenders. There was no net change in our outstanding indebtedness as a result of the Repricing Amendments;

•	we paid down $21 million of the term loan outstanding as part of quarterly principal repayments; and

•	we incurred $3 million in debt modification costs.

For the three months ended March 31, 2013, we used $26 million for financing activities. Significant highlights of our investing activities included:

•	we raised $2,190 million through the issuance of the Term Loan B and Term Loan C;

•	we utilized $2,178 million of the Term Loan B and Term Loan C proceeds to pay down term loans under our prior senior credit facility;

•	we incurred $16 million in debt issuance and third-party debt modification costs; and

•	we paid down $20 million of the term loan outstanding as part of quarterly principal repayments.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2014 and year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The standard is effective for annual and interim reporting periods beginning in 2015. We do not believe that the adoption will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income (“OCI”) to net income. The standard requires companies to disclose the individual income statement line items in which the accumulated other comprehensive income amounts have been reclassified. Additionally, a tabular reconciliation of amounts recorded to other comprehensive income for the period is required. We have incorporated the new disclosure guidance on the reclassification of accumulated other comprehensive income into the footnotes to our consolidated financial statements.

In January 2013, the FASB issued updated guidance on when it is appropriate to reclassify currency translation adjustments (“CTA”) into earnings. This guidance is intended to reduce the diversity in practice in accounting for CTA when an entity ceases to have a controlling interest in a subsidiary group or group of assets that is a business within a foreign entity and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition. The standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. We do not believe that the adoption will have a material impact on our consolidated financial statements.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from these estimates, and our reported financial condition and results of operations could vary under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, revolving credit facility, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and travel supplier liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2013 as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 13, Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risks associated with our business, financial condition and results of operations as previously disclosed under “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the quarter ended March 31, 2014, we issued 220,377 shares of our common stock upon exercise of vested options by certain of our employees for aggregate consideration of $1,152,265 under our equity compensation plans.

Use of Proceeds from Initial Public Offering of Common Stock

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares pursuant to a Registration Statement on Form S-1 (Registration No. 333-193438), which was declared effective by the Securities and Exchange Commission on April 16, 2014. On April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $677 million of net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses of approximately $45 million payable by us.

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of the Term Loan C portion of our senior secured credit facilities and (ii) $320 million aggregate principal amount of our senior secured notes due 2019 at a redemption price of 108.5% of the principal amount. The Term Loan C prepayment occurred in two installments, the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our senior secured notes due 2019 occurred on May 7, 2014. We also used the net proceeds from this offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the 2019 Notes. We used the remaining portion of the net proceeds from this offering to pay a $21 million fee, in the aggregate, to TPG and Silver Lake pursuant to a management services agreement, which was thereafter terminated.

Morgan Stanley & Co. LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book runners for our initial public offering. In addition, Evercore Group L.L.C., Jefferies LLC, TPG Capital BD, LLC, Cowen and Company, LP, Sanford C. Bernstein & Co., LLC, William Blair & Company LLC, Mizuho Securities USA Inc., Natixis Securities Americas LLC and The Williams Capital Group, L.P. acted as co-managers for our initial public offering.

Affiliates of TPG Capital BD, LLC, one of the underwriters in our initial public offering, own more than 10% of our outstanding capital stock. We paid an underwriting discount of approximately $1,682,986 to TPG Capital BD, LLC in connection with the sale of our common stock in our initial public offering.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

2.1

Put-Call Acquisition Agreement, dated as of March 6, 2014 by and among Expedia, Inc., and Travelocity.com LP and Sabre GLBL Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2014).

3.1	Form of Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 22, 2014).

3.2	Form of Second Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 22, 2014).

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Lenders thereto (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2014).

10.2

First Revolver Extension Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Revolving Credit Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2014).

10.3

First Incremental Revolving Credit Facility Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Revolving Credit Lenders thereto (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)

Date: May 15, 2014	By:	/s/ RICHARD A. SIMONSON
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)