Form 10-Q
period 2014-06-30
Sabre Corp
filed 2014-08-07
CIK 1597033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 4, 2014, 264,759,541 shares of the Registrant’s Common Stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$717,573	$768,232	$1,472,983	$1,527,576
Cost of revenue (1) (2)	444,276	467,365	934,021	949,152
Selling, general and administrative (2)	205,152	212,364	404,029	412,193
Impairment	—	135,598	—	135,598
Operating income (loss)	68,145	(47,095)	134,933	30,633
Other income (expense):
Interest expense, net	(53,235)	(63,669)	(117,179)	(146,199)
Loss on extinguishment of debt	(30,558)	—	(33,538)	(12,181)
Joint venture equity income	4,059	3,286	6,500	6,032
Other, net	1,082	(3,796)	195	1,330
Total other expense, net	(78,652)	(64,179)	(144,022)	(151,018)
Loss from continuing operations before income taxes	(10,507)	(111,274)	(9,089)	(120,385)
Benefit for income taxes	(5,495)	(8,142)	(3,078)	(13,090)
Loss from continuing operations	(5,012)	(103,132)	(6,011)	(107,295)
Loss from discontinued operations, net of tax	(5,183)	(12,893)	(6,281)	(23,910)
Net loss	(10,195)	(116,025)	(12,292)	(131,205)
Net income attributable to noncontrolling interests	702	837	1,448	1,421
Net loss attributable to Sabre Corporation	(10,897)	(116,862)	(13,740)	(132,626)
Preferred stock dividends	2,235	9,005	11,381	17,977
Net loss attributable to common shareholders	$(13,132)	$(125,867)	$(25,121)	$(150,603)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.63)	$(0.09)	$(0.71)
Discontinued operations	(0.02)	(0.07)	(0.03)	(0.13)
Basic and diluted loss per share attributable to common shareholders	(0.05)	(0.71)	(0.12)	(0.85)

Basic and diluted weighted average common shares outstanding	243,801	178,060	211,431	178,007

(1) Includes amortization of upfront incentive consideration	$11,742	$9,752	$22,789	$19,351
(2) Includes stock-based compensation as follows:
Cost of revenue	$1,940	$(186)	$3,446	$272
Selling, general and administrative	9,443	222	13,516	2,488

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(10,195)	$(116,025)	$(12,292)	$(131,205)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	1,292	(113)	2,188	336
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	—	—	8,162
Net change in foreign CTA gains (losses), net of tax	1,292	(113)	2,188	8,498
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129 and $1,337 for the three months ended June 30, 2014 and 2013, respectively, and $258 and $2,700 for the six months ended June 30, 2014 and 2013, respectively	(229)	(2,108)	(458)	(4,190)
Amortization of actuarial losses, net of taxes of $(423) and $(532) for the three months ended June 30, 2014 and 2013, respectively, and $(844) and $(1,069) for the six months ended June 30, 2014 and 2013, respectively	745	838	1,491	1,659
Total retirement-related benefit plans	516	(1,270)	1,033	(2,531)
Derivatives:
Unrealized gains (losses), net of taxes of $(263) and $222 for the three months ended June 30, 2014 and 2013, respectively, and $(430) and $827 for the six months ended June 30, 2014 and 2013, respectively	410	(80)	618	(2,188)
Reclassification adjustment for realized losses, net of taxes of $(684) and $(1,241) for the three months ended June 30, 2014 and 2013, respectively, and $(1,552) and $(2,469) for the six months ended June 30, 2014 and 2013, respectively	417	1,856	1,062	3,609
Net change in unrealized gains on derivatives, net of tax	827	1,776	1,680	1,421
Share of other comprehensive income of joint venture	3,420	—	3,420	—
Other comprehensive income	6,055	393	8,321	7,388
Comprehensive loss	(4,140)	(115,632)	(3,971)	(123,817)
Less: Comprehensive income attributable to noncontrolling interests	(702)	(837)	(1,448)	(1,421)
Comprehensive loss attributable to Sabre Corporation	$(4,842)	$(116,469)	$(5,419)	$(125,238)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$252,380	$308,236
Restricted cash	1,052	2,359
Accounts receivable, net	456,674	434,288
Prepaid expenses and other current assets	46,435	53,378
Current deferred income taxes	40,504	41,431
Other receivables, net	31,202	29,511
Assets of discontinued operations	10,953	13,624
Total current assets	839,200	882,827
Property and equipment, net of accumulated depreciation of $792,330 and $722,916	512,262	498,523
Investments in joint ventures	142,003	132,082
Goodwill	2,138,263	2,138,175
Trademarks and brandnames, net of accumulated amortization of $549,566 and $545,597	312,066	323,035
Other intangible assets, net of accumulated amortization of $938,233 and $889,904	263,204	311,523
Other assets, net	508,707	469,543
Total assets	$4,715,705	$4,755,708

Liabilities, temporary equity and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$131,409	$111,386
Travel supplier liabilities and related deferred revenue	141,803	213,504
Accrued compensation and related benefits	72,537	117,689
Accrued subscriber incentives	168,756	142,767
Deferred revenues	169,756	136,380
Litigation settlement liability and related deferred revenue	48,263	38,920
Other accrued liabilities	238,589	267,867
Current portion of debt	22,401	86,117
Liabilities of discontinued operations	24,797	41,788
Total current liabilities	1,018,311	1,156,418
Deferred income taxes	10,090	10,253
Other noncurrent liabilities	567,327	263,182
Long-term debt	3,069,502	3,643,548
Commitments and contingencies (Note 13)
Temporary equity
Series A Redeemable Preferred Stock: $0.01 par value; 225,000,000 authorized shares; no shares issued and outstanding at June 30, 2014; 87,229,703 shares issued and 87,184,179 outstanding at December 31, 2013	—	634,843
Stockholders’ equity (deficit)
Common Stock: $0.01 par value; 450,000,000 authorized shares; 265,186,666 and 178,633,409 shares issued, 264,749,280 and 178,491,568 outstanding at June 30, 2014 and December 31, 2013, respectively	2,652	1,786
Additional paid-in capital	1,906,031	880,619
Treasury Stock, at cost, 437,386 shares at June 30, 2014	(5,297)	—
Retained deficit	(1,810,675)	(1,785,554)
Accumulated other comprehensive loss	(41,573)	(49,895)
Noncontrolling interest	(663)	508
Total stockholders’ equity (deficit)	50,475	(952,536)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$4,715,705	$4,755,708

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(12,292)	$(131,205)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	158,748	153,910
Impairment	—	135,598
Amortization of upfront incentive consideration	22,789	19,351
Litigation related charges, net	33	4,078
Stock-based compensation expense	16,962	2,760
Allowance for doubtful accounts	3,652	6,531
Deferred income taxes	(17,508)	(19,550)
Joint venture equity income	(6,500)	(6,032)
Amortization of debt issuance costs	3,243	3,637
Debt modification costs	3,290	14,003
Loss on extinguishment of debt	33,538	12,181
Other	8,583	(4,243)
Loss from discontinued operations	6,281	23,910
Changes in operating assets and liabilities:
Accounts and other receivables	(35,593)	(76,995)
Prepaid expenses and other current assets	1,300	6,529
Capitalized implementation costs	(17,597)	(38,663)
Upfront incentive consideration	(25,936)	(18,686)
Other assets	(13,050)	(19,621)
Accrued compensation and related benefits	(45,436)	(28,126)
Accounts payable and other accrued liabilities	(4,899)	131,689
Pension and other postretirement benefits	(2,100)	—
Cash provided by operating activities	77,508	171,056
Investing Activities
Additions to property and equipment	(110,583)	(111,487)
Proceeds from sale of business	—	10,000
Other investing activities	235	(3,475)
Cash used in investing activities	(110,348)	(104,962)
Financing Activities
Proceeds of borrowings from lenders	148,307	2,190,063
Payments on borrowings from lenders	(791,427)	(2,218,908)
Proceeds from issuance of common stock in initial public offering, net	672,645	—
Prepayment fee and debt modification and issuance costs	(30,490)	(17,199)
Other financing activities	(2,616)	(4,123)
Cash used in financing activities	(3,581)	(50,167)
Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(24,360)	24,295
Net cash provided by investing activities	3,760	20,502
Net cash (used in) provided by discontinued operations	(20,600)	44,797
Effect of exchange rate changes on cash and cash equivalents	1,165	(1,407)
(Decrease) increase in cash and cash equivalents	(55,856)	59,317
Cash and cash equivalents at beginning of period	308,236	126,695
Cash and cash equivalents at end of period	$252,380	$186,012

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

Initial Public Offering and Share-based Compensation—On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares, and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $673 million of net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses. Upon closing of our initial public offering, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock in exchange for 40,343,529 shares of our common stock.

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of our term loans and (ii) $320 million aggregate principal amount of our senior secured notes due in 2019 at a redemption price of 108.5% of the principal amount, which represents the maximum amount of the contingent call option exercisable in the event of an equity offering (see Note 7, Debt). The term loan prepayment occurred in two installments: the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our senior secured notes due in 2019 occurred on May 7, 2014. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the senior secured notes due in 2019. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) pursuant to a management services agreement (the “MSA”), which was thereafter terminated.

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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2014. The accompanying interim financial statements should be read in conjunction with our annual audited financial statements and related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

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

2. Discontinued Operations and Dispositions

We have disposed of or discontinued certain businesses or operations in order to further align Travelocity with its core strategies of focusing on product and customer experiences in profitable locations, and displaying and promoting highly relevant content. We believe these decisions will allow us to reduce our technological complexity by reducing the number of supported business platforms and operations.

Discontinued Operations

The results for the following Travelocity operations are presented in loss from discontinued operations in our consolidated statements of operations:

Holiday Autos—On June 25, 2013, we sold certain assets of our Holiday Autos operations to a third party and, in November 2013, completed the closing of the remainder of the Holiday Autos operations such that it represented a discontinued operation. Holiday Autos was a leisure car hire broker that offered pre-paid, low-cost car rentals in various markets, largely in Europe. In the second quarter of 2013, we recognized an $11 million loss, net of tax, on the sale of Holiday Autos. The loss includes the write-off of $39 million of goodwill and intangible assets attributed to Holiday Autos, with the goodwill portion determined based on Holiday Autos’ relative fair value to the Travelocity Europe reporting unit. The sale provides for us to receive two earn-out payments measured during the 12 month periods ending September 30, 2014 and 2015, totaling up to $12 million, based upon the purchaser exceeding certain booking thresholds as defined in the sale agreement. We recognized $6 million relative to these earn-out provisions and the resulting receivable is reviewed for recovery on a periodic basis. Any earn-out payments received in excess of the $6 million recognized will be recorded as a gain in the period received.

Zuji—In December 2012, we entered into an agreement to sell our shares of Zuji Properties A.V.V. and Zuji Pte Ltd along with its operating subsidiaries (collectively “Zuji”), a Travelocity Asia Pacific-based Online Travel Agency (“OTA”). At that time, the assets were recorded at the lower of the carrying amount or fair value less cost to sell. We recorded an estimated loss on the sale of approximately $14 million, net of tax during 2012. We sold Zuji on March 21, 2013 and recorded an additional $11 million loss on sale, net of tax during the three months ended March 31, 2013. We have continuing cash flows from Zuji due to reciprocal agreements between us and Zuji to provide hotel reservations services over a three year period. The agreements include commissions to be paid to the respective party based on qualifying bookings. The continuing cash flows associated with Zuji were not material to our results of operations for the six months ended June 30, 2014.

Results of Discontinued Operations—We have reported the results of operations of Holiday Autos and Zuji as discontinued operations. The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$17,291	$—	$35,743
Cost of revenue	763	7,452	1,111	11,786
Selling, general and administrative	1,313	17,281	2,343	30,562
Operating loss	(2,076)	(7,442)	(3,454)	(6,605)

Other income (expense):
Interest expense, net	(2,197)	(1,515)	(3,358)	(2,120)
Loss on sale of businesses, net	—	(16,879)	—	(27,708)
Other, net	(2,710)	3,507	(1,652)	3,404
Total other expense, net	(4,907)	(14,887)	(5,010)	(26,424)
Loss from discontinuing operations before income taxes	(6,983)	(22,329)	(8,464)	(33,029)
Benefit for income taxes	(1,800)	(9,436)	(2,183)	(9,119)
Net loss from discontinued operations	$(5,183)	$(12,893)	$(6,281)	$(23,910)

Dispositions

Disposition of Certain Assets of Travelocity—In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in upfront proceeds. Pursuant to the sale agreement, we will receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeds certain revenue thresholds during the calendar years ending December 31, 2014 and 2015. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds have been deferred, based on fair value of the TSA services. We recognized a loss on the disposition of $3 million, prior to considering the potential earn-out payments. We recognized a $3 million receivable for earn-out proceeds, which offset the loss from disposition utilizing the loss recovery method and resulted in no net impact to operating income for the disposition. The earn-out receivable is reviewed for recovery on a periodic basis and a charge will be recorded to operating income if it is determined that we will receive less than $3 million of earn-out proceeds. Any proceeds received in excess of $3 million will be recognized as operating income in the period collected.

On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third party for proceeds of $10 million. TBiz provided managed travel services for corporate customers. In the second quarter of 2013, we recognized a pre-tax gain on the sale of TBiz of $1 million which included the write-off of $9 million of goodwill attributed to TBiz based on the relative fair value to the Travelocity North America reporting unit. On an after tax basis, we recognized a loss of $3 million on the sale of TBiz.

3. Restructuring Charges

Travelocity Restructuring—In the third quarter of 2013, we initiated plans to restructure Travelocity, shifting Travelocity in the United States and Canada away from a fixed-cost model to a lower-cost, performance-based shared revenue structure. On August 22, 2013 we entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”), in which Expedia will power the technology platforms for Travelocity’s existing U.S. and Canadian websites, as well as provide Travelocity with access to Expedia’s supply and customer service platforms. On March 6, 2014, we amended and restated the Expedia SMA to reflect changes in certain commercial terms and also agreed to a separate put/call agreement (“Put/Call Agreement”) that supersedes the previous put/call arrangement, the term of which is consistent with the Expedia SMA. The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and provide our customers with the benefit of Expedia’s long term investment in its technology platform as well as its supply and customer service platforms, which we expect to increase conversion and operational efficiency and allows us to shift our focus to Travelocity’s marketing strengths. Both parties began development and implementation after signing the Expedia SMA. As of June 30, 2014, substantially all supplier offerings have been migrated to the Expedia platform. Based on the terms of the Expedia SMA, Expedia earned an incentive payment of $8 million in January 2014 and an additional $3 million in March 2014. We are amortizing these payments over the non-cancellable term of the Expedia SMA as a reduction to revenue.

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

Pursuant to the Put/Call Agreement, Expedia may acquire, or we may sell to Expedia, assets relating to the Travelocity-branded portions of our Travelocity business, which primarily include the assets subject to the Expedia SMA. Our put right may be exercised during the first 24 months of the Expedia SMA only upon the occurrence of certain triggering events primarily relating to implementation, which are outside of our control. The occurrence of these events is not considered probable. During this period, the exercise price of the put right is fixed. After the initial 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value as defined in the Put/Call Agreement. The call right held by Expedia is exercisable at any time during the term of the Put/Call Agreement. If the call right is exercised, although we expect the amount paid will be fair value, the call right provides for a floor for a limited time that may be higher than fair value and a ceiling for the duration of the Put/Call Agreement that may be lower than fair value.

In the fourth quarter of 2013, we also initiated a plan to restructure the European portion of the Travelocity business. This plan involves establishing Travelocity Europe as a stand-alone operation and separating processes from the North America operations, while adding efficiencies to streamline the European operations. Travelocity will continue to be managed as one reportable segment.

We recorded restructuring charges of $1 million in our results of operations during the three and six months ended June 30, 2014. In addition, we recorded adjustments to our original estimates of employee termination benefits of $1 million and $4 million during the three and six months ended June 30, 2014, respectively, primarily as the result of certain employees transferring to the acquirer of the TPN business without a required severance payment. We estimate that we will incur additional charges in 2014 of approximately $9 million consisting of $6 million in contract termination costs and $3 million of other related costs.

Technology Restructuring—Our corporate expenses include a technology organization that provides development and support activities to our business segments. Costs associated with our technology organization are charged to the business segments primarily based on its usage of development resources. For the year ended December 31, 2013, the majority of costs associated with the technology organization were incurred by Travel Network and Airline and Hospitality Solutions. In the fourth quarter of 2013, we initiated a restructuring plan to simplify our technology organization, better align costs with our current business, reduce our spending on third-party resources, increase focus on product development and reduce our employee base by approximately 350 employees. The majority of this plan has been completed as of June 30, 2014 and we do not expect to record material charges in 2014 related to this action.

The change in our restructuring accruals, included in other current liabilities, is as follows (in thousands):

	Employee Termination Benefits
	Travelocity	Technology Organization	Total
Balance as of December 31, 2013	$17,731	$8,163	$25,894
Charges	1,000	—	1,000
Adjustments	(3,445)	(915)	(4,360)
Payments	(7,496)	(5,996)	(13,492)
Balance as of June 30, 2014	$7,790	$1,252	$9,042

The charges included in our restructuring accruals do not include items charged directly to expense (e.g., asset impairments) and other periodic costs recognized as incurred, as those items are not reflected in the restructuring reserve in our consolidated balance sheet. Restructuring charges are not allocated to the segments for segment reporting purposes (see Note 14, Segment Information).

4. Equity Method Investments

We have an investment in Abacus International PTE Ltd (“Abacus”) and have entered into a service agreement with Abacus related to data processing services, development labor and other services as requested. The primary revenue generated from Abacus is data processing fees associated with bookings on the Sabre GDS. Development labor and ancillary services are provided upon request. Additionally, in accordance with an agreement with Abacus, we collect booking fees on behalf of Abacus and record a payable, or economic benefit transfer, to Abacus for amounts collected but unremitted at any period end, net of any associated costs we incur.

A summary of Abacus’ income statement information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$96,683	$90,123	$176,497	$165,577
Operating income	18,666	15,744	30,085	25,737
Net income	14,360	11,595	24,070	21,688

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

We previously provided retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidized a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. In February 2009, we amended our retiree medical plan to reduce the subsidies received by participants by 20% per year over five years, with no further subsidies beginning January 1, 2014. This amendment resulted in $57 million of prior service credit recorded in other comprehensive income that was amortized to operating expense over the remaining term which concluded in December 2013. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension Benefits:
Interest cost	$4,900	$4,465	$9,800	$8,965
Expected return on plan assets	(6,025)	(5,868)	(12,050)	(11,818)
Amortization of prior service credit	(358)	(358)	(716)	(716)
Amortization of actuarial loss	1,200	1,851	2,400	3,691
Net periodic (credit) cost	$(283)	$90	$(566)	$122
Other Benefits:
Interest cost	$—	$10	$2	$21
Amortization of prior service credit	—	(3,087)	—	(6,174)
Amortization of actuarial gain	(33)	(481)	(66)	(963)
Net periodic credit	$(33)	$(3,558)	$(64)	$(7,116)

We made contributions of $2 million to fund our defined benefit pension plans during the six months ended June 30, 2014 and no contributions during the six months ended June 30, 2013. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make $9 million in contributions to our defined benefit pension plans for the remainder of 2014.

6. Income Taxes

Our effective tax rates for the six months ended June 30, 2014 and 2013 were 34% and 11%, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the impairment of nondeductible goodwill in the prior year, the amount of current year losses for which no tax benefit can be recognized relative to the amount of pre-tax income, the reduction of a portion of our valuation allowances in the current year and the impact of other discrete items.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $67 million and $61 million as of June 30, 2014 and December 31, 2013, respectively.

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”) that provides those stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Existing Stockholders”) the right to receive future payments from us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). We recognized a liability of $321 million after considering the valuation allowance of $66 million recorded against the Pre-IPO Tax Assets. The TRA liability was recorded as a reduction to additional paid-in capital and an increase to other noncurrent liabilities. No payments have been made under the TRA during the six months ended June 30, 2014 and we do not expect material payments to occur prior to 2017. Any payments made under the TRA will be classified as a financing activity in our statement of cash flows.

7. Debt

In April 2014, we completed an initial public offering of our common stock and utilized the net proceeds to repay (i) $296 million aggregate principal amount of our Term Loan C (as defined below) and (ii) $320 million aggregate principal amount of our 2019 Notes (as defined below) at a redemption price of 108.5% of the principal amount, which represents the maximum amount of the contingent call option exercisable in the event of an equity offering. As a result of the prepayments on Term Loan C and the 2019 Notes, we recorded an extinguishment loss of $31 million which includes a $27 million redemption premium on the 2019 Notes.

As of June 30, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,092 million and $3,730 million, respectively, net of unamortized discounts of $16 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2014 and December 31, 2013 (in thousands):

	Rate	Maturity	June 30, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L + 3.25%	February 2019	$1,748,375	$1,757,250
Incremental term loan facility	L + 3.50%	February 2019	347,375	349,125
Term Loan C	L + 3.00%	December 2017	49,313	361,250
Revolver, $370 million	L + 3.00%	February 2019	—	—
Revolver, $35 million	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	800,000
Mortgage facility	5.80%	March 2017	82,729	83,286
Face value of total debt outstanding			3,107,792	3,750,911
Less current portion of debt outstanding			(22,401)	(86,117)
Face value of long-term debt outstanding			$3,085,391	$3,664,794

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

On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (the “Repricing Amendments”) the first of which reduced the Term Loan B’s applicable margin for Eurocurrency and Base rate borrowings to 3.25%

and 2.25%, respectively, with a step down to 3.00% and 2.00%, respectively, if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 3.25 to 1.00. It also reduced the Eurocurrency rate floor to 1.00% and the Base rate floor to 2.00%. The repriced Term Loan B includes a 1% repricing premium if we pay off or refinance all or a portion of the Term Loan B within six months of February 20, 2014.

The Repricing Amendments extended the maturity date of $317 million of the $352 million Revolver to February 19, 2019. The Repricing Amendments also provided for an incremental revolving commitment due February 19, 2019 of $53 million, increasing the Revolver from $352 million to $405 million. The extended and incremental revolving commitments, totaling $370 million (the “Extended Revolver”), reduced the applicable margins to 3.00% for Eurocurrency and 2.00% for Base rate borrowings, with a step down to 2.75% and 1.75%, respectively, if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. There were no changes in the maturity date and applicable margins of the unextended revolving commitments of $35 million (“Unextended Revolver”). The Extended Revolver also includes an accelerated maturity date of November 19, 2018 if, as of that date, borrowings under the Term Loan B (or permitted refinancing thereof) remain outstanding and mature before February 18, 2020.

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

Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.5 to 1.0 for 2013 and is 5.0 to 1.0 for 2014. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of June 30, 2014, we are in compliance with all covenants under the Amended and Restated Credit Agreement.

As of June 30, 2014 and December 31, 2013, we had no outstanding balance under the Extended and Unextended Revolver. As of June 30, 2014, we had outstanding letters of credit totaling $65 million, which reduces our overall credit capacity under the Revolver. As of December 31, 2013, we had outstanding letters of credit totaling $67 million, of which $66 million reduced our overall credit capacity under the Revolver and $1 million was collateralized with restricted cash.

Principal Payments

Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. The Extended Revolver matures on February 19, 2019 and the Unextended Revolver matures on February 19, 2018. For the six months ended June 30, 2014, we made $323 million of principal payments of which $296 million was the prepayment on Term Loan C. We are scheduled to make $21 million in principal payments over the next twelve months.

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

Interest

Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor.

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

Applicable margins for Term Loan B and the Extended Revolver step down 25 basis points for any quarter if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. Applicable margins for all other borrowings under the Amended and Restated Credit Agreement step down by 50 basis points for any quarter if the Senior Secured Leverage Ratio is less than or equal to 3.0 to 1.0. Applicable margins increase to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancings. In addition, we are required to pay a quarterly commitment fee of 0.375% per annum for unused revolving commitments. The commitment fee may increase to 0.5% per annum if the Senior Secured Leverage Ratio is greater than 4.0 to 1.0.

We have elected the three-month LIBOR as the floating interest rate on all $2,145 million of our outstanding term loans. As of June 30, 2014, the interest rate, including applicable margin, is 4.25% for the Term Loan B of $1,748 million; 4.5% for the Incremental Term Loan Facility of $347 million; and 4% for the Term Loan C of $49 million. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 8, Derivatives).

In connection with the prepayment on Term Loan C and the Repricing Amendments, we recognized losses on extinguishment of debt of $1 million and $3 million, respectively. In addition, we incurred costs totaling $3 million as a result of the Repricing Amendments which were recorded as interest expense. In 2013, we incurred costs totaling $19 million associated with the Amended and Restated Credit Agreement and the Incremental Term Loan Facility. We charged $14 million to interest expense during the first quarter of 2013, and capitalized $3 million and $2 million as debt issuance costs during the first and third quarter of 2013, respectively. We also recognized a loss on extinguishment of debt of $12 million for the six months ended June 30, 2013 as a result of the Amended and Restated Credit Agreement. As of June 30, 2014, we had $26 million of unamortized debt issuance costs included in other assets in our consolidated balance sheets associated with all debt transactions under the Amended and Restated Credit Agreement and the previous senior secured credit agreement. These costs are being amortized to interest expense over the maturity period of the Amended and Restated Credit Agreement. Our effective interest rates for the three and six months ended June 30, 2014 and 2013, inclusive of amounts charged to interest expense as described above, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Including the impact of interest rate swaps	5.46%	6.18%	5.82%	7.59%
Excluding the impact of interest rate swaps	4.73%	5.45%	5.14%	6.89%

Senior Unsecured Notes

As of June 30, 2014, we have, at face value, $400 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions and entering into mergers, consolidations or a transfer of substantially all our assets. As of June 30, 2014, we are in compliance with all covenants under the 2016 Notes. We are obligated to pay $33 million in interest per year until 2016. Payments are due in March and September each year.

Senior Secured Notes

We have, at face value, $480 million in senior secured notes bearing interest at a rate of 8.50% and maturing on May 15, 2019 (“2019 Notes”). The 2019 Notes include certain non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. These covenants are similar in nature to those existing in the Amended and Restated Credit Agreement. As of June 30, 2014, we are in compliance with all covenants under the 2019 Notes. We are obligated to pay $41 million in interest per year until 2019. Payments are due in May and November each year.

The indenture to the 2019 Notes allowed us, at our option, to redeem up to 40% of the principal amount of the notes outstanding in the event of an equity offering, such as an initial public offering, until May 15, 2015. The contingent call option was at a price of 108.50%, plus accrued and unpaid interest, if any, to the date of redemption. In May 2014, we exercised our contingent call option and prepaid $320 million, or 40%, of the outstanding principal on the 2019 Notes at the redemption price of 108.5% of the principal amount. As a result of the prepayment, we recognized a loss on extinguishment of $30 million, which included the $27 million redemption premium.

Mortgage Facility

We have $83 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of June 30, 2014, we are in compliance with all covenants under the mortgage facility. We are obligated to pay $6 million in debt service (inclusive of interest and principal) per year until 2017, with payments due monthly.

Aggregate Maturities

As of June 30, 2014, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Six months ending December 31, 2014	$11,185
2015	22,435
2016	422,493
2017	150,303
2018	21,250
Thereafter	2,480,126
Total	$3,107,792

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

Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows, we have instituted a foreign currency cash flow hedging program. We hedge portions of our expenses denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in the consolidated statements of operations during the current period.

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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 1, 2015. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2014 and 2013. As the outstanding contracts settle, it is estimated that $2 million in gains will be reclassified from other comprehensive income (loss) to earnings. We have also entered into short-term forward contracts to hedge a portion of our foreign currency exposure related to travel supplier liability payments. As part of our risk management strategy, these derivatives were not designated for hedge accounting at inception; therefore, the change in fair value of these contracts is recorded in our consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

June 30, 2014 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,475	$5,837	0.9015
Euro	US Dollar	16,950	23,190	1.3681
British Pound Sterling	US Dollar	20,100	33,258	1.6546
Indian Rupee	US Dollar	1,143,000	17,640	0.0154
Polish Zloty	US Dollar	184,700	59,542	0.3224

December 31, 2013 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	5,625	$5,041	0.8962
Australian Dollar	US Dollar	975	996	1.0215
Euro	US Dollar	12,800	16,624	1.2988
British Pound Sterling	US Dollar	18,450	28,908	1.5668
Indian Rupee	US Dollar	1,174,000	18,593	0.0158
Polish Zloty	US Dollar	170,400	52,748	0.3096

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

The table below includes the outstanding interest rate swaps as of June 30, 2014. No interest rate swaps matured during the three and six months ended June 30, 2014 and 2013.

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
	$750 million

The objective of the swaps is to hedge the interest payments associated with floating-rate liabilities on the notional amounts of a portion of our senior secured debt as summarized in the table above. Our interest rate swaps are not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013 (see Note 7, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations.

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign exchange contracts	Prepaid expenses	$1,730	$5,374

The effects of derivative instruments, net of taxes, on other comprehensive income (loss) (“OCI”) for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Foreign exchange contracts	$410	$(80)	$618	$(2,188)

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location	2014	2013	2014	2013
Foreign exchange contracts	Cost of revenue	$1,914	$478	$3,597	$1,055

As described in Note 7, Debt, on February 19, 2013 we entered into an agreement that amended and restated our existing senior secured credit facilities. As a result, a critical term of the interest rate swap agreements no longer matched the senior secured debt, and we no longer qualified for hedge accounting as of January 1, 2013. For the three and six months ended June 30, 2014, we reclassified $4 million ($2 million, net of tax) and $7 million ($5 million, net of tax), respectively from OCI to interest expense related to the derivatives that no longer qualify for hedge accounting. As of June 30, 2014, the estimated fair value of interest rate swaps not designated as hedging instruments was a $4 million liability and included in other accrued liabilities in our consolidated balance sheet. The accumulated unrealized loss related to these derivatives was $4 million at June 30, 2014 and is being amortized from other comprehensive income (loss) into interest expense through the maturity date of the respective swap agreements. The adjustment to fair value of these interest rate swap agreements for the three and six months ended June 30, 2014 was not material to our results of operations. We had no other derivatives not designated as hedging instruments as of June 30, 2014 and 2013. See “—Forward Contracts” for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Embedded Derivative Related to Senior Secured Notes—The 2019 Notes included a contingent call option to redeem up to 40% of the notes in the event of an equity offering at a rate of 108.50%, until May 15, 2015. This contingent call option was not clearly and closely related to the hybrid indenture and therefore required separate accounting. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes. In conjunction with the prepayment, the fair value of the contingent call option of $2 million was charged to loss on debt extinguishment for the six months ended June 30, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Foreign Currency Forward Contracts—The fair value of the foreign currency forward contracts was estimated based upon pricing models that utilize Level 2 inputs derived from or corroborated by observable market data such as currency spot and forward rates.

Interest Rate Swaps—The fair value of our interest rate swaps was estimated using a combined income and market-based valuation methodology based upon Level 2 inputs including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

Contingent Consideration—On August 1, 2012, we acquired all of the outstanding stock and ownership interest of PRISM. Included in the purchase price is contingent consideration, based on management’s best estimate of fair value and future performance results on the acquisition date and is to be paid in 24 months following the acquisition date. Fair value of this payment was estimated considering the timing of the payments and discounted at 4.75%, representing our short-term borrowing rate based on our revolving credit facility at the time of the acquisition, a Level 3 input. For the three and six months ended June 30, 2014 and 2013, the expense recognized related to the change in fair value was not material. A 1% increase or decrease in our discount rate would not result in a material change in fair value.

Embedded Derivative—As part of the 2019 Notes, we acquired a contingent call option to redeem a portion of the 2019 Notes in the event of an equity offering (see Note 7, Debt). We determined the fair value of this call option by evaluating the difference in fair value of the hybrid instrument with and without the call option requiring separate accounting. We calculated the fair value using Level 3 unobservable inputs such as management’s estimate of the probability of an equity offering, credit spreads and the expected future volatility of interest rates based on historical trends. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes.

The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2014	Level 1	Level 2	Level 3
Contingent consideration	$(26,900)	$—	$—	$(26,900)
Derivatives
Foreign currency forward contracts (see Note 8)	1,730	—	1,730	—
Interest rate swap contracts (see Note 8)	(4,009)	—	(4,009)	—
Total derivatives	(2,279)	—	(2,279)	—
Total	$(29,179)	$—	$(2,279)	$(26,900)

		Fair Value at Reporting Date Using
	December 31, 2013	Level 1	Level 2	Level 3
Contingent consideration	$(26,303)	$—	$—	$(26,303)
Derivatives
Foreign currency forward contracts (see Note 8)	5,374	—	5,374	—
Interest rate swap contracts (see Note 8)	(11,533)	—	(11,533)	—
Contingent call option, 2019 Notes (see Note 7)	1,657	—	—	1,657
Total derivatives	(4,502)	—	(6,159)	1,657
Total	$(30,805)	$—	$(6,159)	$(24,646)

Other Financial Instruments

Notes Payable—The fair values of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of June 30, 2014 and December 31, 2013. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Term Loan B	$1,755,018	$1,777,107	$1,740,141	$1,747,378
Incremental term loan facility	349,320	349,334	347,375	349,125
Term Loan C	49,377	363,056	49,043	360,477
Senior unsecured notes due 2016	443,760	448,320	391,591	389,321
Senior secured notes due 2019	533,088	886,000	480,815	799,823

10. Comprehensive Income (Loss)

At June 30, 2014 and December 31, 2013, the components of accumulated other comprehensive income (loss), net of related deferred income taxes were as follows (in thousands):

	June 30, 2014	December 31, 2013
Retirement-related benefit plans	$(62,729)	$(63,762)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(1,003)	(2,684)
Unrealized foreign currency translation gain	17,238	15,050
Other (1)	4,921	1,501
Total accumulated other comprehensive loss, net of tax	$(41,573)	$(49,895)

____________________________________________________________

(1)	Primarily relates to our share of Abacus’ accumulated other comprehensive income. See Note 4, Equity Method Investments.

In the six months ended June 30, 2013, we reclassified $8 million, net of tax, of foreign currency translation losses from accumulated other comprehensive income into loss from discontinued operations as a result of the disposition of Zuji (see Note 2, Discontinued Operations and Dispositions). The amortization of actuarial (gains) losses and periodic service (credits) costs associated with our retirement-related benefit plans are included in selling, general and administrative expenses. See Note 8, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

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

12. Earnings Per Share

The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss from continuing operations	$(5,012)	$(103,132)	$(6,011)	$(107,295)
Net income attributable to noncontrolling interests	702	837	1,448	1,421
Preferred stock dividends	2,235	9,005	11,381	17,977
Net loss from continuing operations available to common shareholders	$(7,949)	$(112,974)	$(18,840)	$(126,693)

Basic and diluted weighted-average number of shares outstanding	243,801	178,060	211,431	178,007

Basic and diluted loss per share from continuing operations available to common shareholders	$(0.03)	$(0.63)	$(0.09)	$(0.71)

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. For the three months ended June 30, 2014 and 2013, we had 24 million and 22 million common stock equivalents, respectively, primarily associated with our stock options. For the six months ended June 30, 2014 and 2013, we had 23 million and 21 million common stock equivalents, respectively, primarily associated with our stock-options. As we recorded net losses for each period presented, all common stock equivalents were excluded from the calculation of diluted earnings per share as its inclusion would have been antidilutive. As a result, basic and diluted earnings per share are equal for each period.

13. Contingencies

Value Added Tax Receivables

We generate Value Added Tax (“VAT”) refund claims, recorded as receivables, in multiple jurisdictions through the normal course of our business. Audits related to these claims are in various stages of investigation. If the results of the audit or litigation were to become unfavorable, the uncollectible amounts could be material to our results of operations. In previous years, the right to recover certain VAT receivables associated with our European businesses has been questioned by tax authorities. We believe that our claims are valid under applicable law and as such we will continue to pursue collection, possibly through litigation. Our VAT receivables totaled $27 million and $23 million as of June 30, 2014 and December 31, 2013, respectively, and are included in other receivables in our consolidated balance sheets. We assess VAT receivables for collectability and may be required to record reserves in the future.

Litigation Relating to Value Added Tax Receivables

In addition to the normal course of business receivables, substantial sums of VAT are due in respect of cross border supplies of rental cars by Holiday Autos, a discontinued operation (see Note 2, Discontinued Operations and Dispositions), from the period 2007 to 2009. Due to litigation, significant delays and other factors impacting our settlement of these claims, we have recorded an allowance for losses relating to such events in assets of discontinued operations in our consolidated balance sheets. The allowances recorded as of June 30, 2014 and December 31, 2013 were $4 million. On June 18, 2013, the Court of Appeal in France ruled against us in respect of outstanding VAT refund claims of $4 million made for the periods 2007 through 2009. We believe the merits of our VAT claims are valid and have appealed the decision to the Supreme Court in France. These amounts are included in our reserves for VAT receivables. Our VAT receivables, net of reserves, associated with Holiday Autos totaled $5 million and $6 million as of June 30, 2014 and December 31, 2013, respectively, and is included in assets of discontinued operations in our consolidated balance sheets.

In the United Kingdom, the Commissioners for Her Majesty’s Revenue & Customs (“HMRC”) had asserted that our subsidiary, Secret Hotels2 Limited (formerly Med Hotels Limited), failed to account for United Kingdom VAT on margins relating to hotels located within the European Union (“EU”). This business was sold in February 2009 to a third-party and we account for it as a discontinued operation. Because the sale was structured as an asset sale, we retained the potential tax liabilities of Secret Hotels2 Limited. HMRC issued assessments of tax totaling approximately $11 million. We appealed the assessments and as a result of an unfavorable ruling against us in the penultimate appeal court, we accrued $17 million of expense included in discontinued operations in the fourth quarter of 2012. On March 5, 2014 judgment was given in favor of Secret Hotels2 Limited. This judgment cannot be further appealed. We therefore reversed our reserve in 2013 in discontinued operations.

HMRC had started a review of other parts of our lastminute.com business in the United Kingdom. Following the favorable judgment in March 2014 associated with Secret Hotels2 Limited, HMRC ceased its review activity and withdrew its VAT claims against lastminute.com.

Legal Proceedings

While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether Travelocity and other OTAs owe sales or occupancy taxes on some or all of the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel accommodations taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to the sales or occupancy tax at issue based on the construction of the language in the ordinance. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for nuisance value, and with respect to these settlements, have reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in California, Montana, Arizona and Colorado. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities in Arizona, including Phoenix, Scottsdale, Tempe, and Tucson. On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. This marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has appealed the decision. On July 3, 2014, the Colorado Court of Appeals agreed that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. We anticipate the City of Denver will appeal the decision.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, our reserve for these cases totaled $6 million and is included in other accrued liabilities in our consolidated balance sheets.

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

On June 21, 2013, a state trial court in Cook County, Illinois granted summary judgment in favor of the City of Chicago and against Travelocity and other OTAs, ruling that Chicago’s hotel tax applies to the fees retained by the OTAs because, according to the trial court, OTAs act as hotel “managers” when facilitating hotel reservations. The court has not addressed damages. After final judgment is entered, Travelocity intends to appeal the court’s decision.

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

We recorded charges of $1 million and $15 million in cost of revenue for the six months ended June 30, 2014 and 2013, respectively, which represents the amount we would owe to the State of Hawaii, prior to appealing the Tax Appeal Court’s ruling, in back excise taxes, penalties and interest based on the court’s interpretation of the statute. As of June 30, 2014, we maintained an accrued liability of $8 million for this case and have not made material payments in the six months ended June 30, 2014. Payment of such amount is not an admission that we believe we are subject to the taxes in question.

The State of Hawaii has appealed the Tax Appeal Court’s decision that Travelocity is not subject to hotel occupancy tax, and Travelocity has likewise appealed the Tax Appeal Court’s determination that we are subject to general excise tax, as we believe the decision is incorrect and inconsistent with the same court’s prior rulings. If any excise tax is in fact owed (which we dispute), we believe the correct amount would be under $10 million. The ultimate resolution of these contingencies may differ from the liabilities recorded. To the extent our appeal is successful in reducing or eliminating the assessed excise tax amounts, the State of Hawaii would be required to refund such amounts, plus interest. On May 20, 2013, the State of Hawaii issued additional assessments of general excise tax and hotel occupancy tax for the calendar year 2012. Travelocity has appealed these assessments to the Tax Appeal Court, and these assessments have been stayed pending a final appellate decision on the original assessments.

On December 9, 2013, the State of Hawaii also issued assessments of general excise tax for merchant rental car bookings facilitated by Travelocity and other OTAs for the period 2001 to 2012 for which we recorded a $2 million reserve in the fourth quarter of 2013. Travelocity has appealed the assessment to the Tax Appeal Court, which ordered a stay of the assessment pending a final appellate decision on the original assessments.

On June 17, 2014, the State of Hawaii also issued proposed additional assessments of general excise tax and hotel occupancy tax for the calendar year 2013.  Travelocity intends to protest these proposed assessments and, assuming final assessments are issued, intends to appeal those assessments to the Tax Appeal Court and to request a stay of the assessments pending a final appellate decision on the original assessments.

As of June 30, 2014, we have a reserve of $20 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel sales, occupancy or excise taxes, which includes the $11 million liability for the remaining payments to the State of Hawaii. As of December 31, 2013, the reserve for litigation involving hotel sales, occupancy or excise taxes was $18 million. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

In addition to the actions by the tax authorities, four consumer class action lawsuits have been filed against us and other OTAs in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity and the other OTAs provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits was dismissed by the Texas Supreme Court and this dismissal was subsequently affirmed; one was voluntarily dismissed by the plaintiffs; one is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the last is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate.

In addition to the lawsuits, a number of state and local governments have initiated inquiries, audits and other administrative proceedings that could result in an assessment of sales or occupancy taxes on fees. If we do not prevail at the administrative level, those cases could lead to formal litigation proceedings.

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

US Airways Antitrust Litigation and DOJ Investigation

US Airways Antitrust Litigation

In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with airlines, especially US Airways itself, which US Airways says contain anticompetitive content-related provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to implement US Airways’ preferred system of distributing its Choice Seats product. We strongly deny all of the allegations made by US Airways. US Airways quantifies its damages at either $255 million or $420 million (before trebling), depending on certain assumptions. We believe both estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts.

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and are awaiting ruling which is unlikely to occur prior to September 2014. No trial date has been set and we anticipate the most likely trial date would be in the first half of 2015, assuming no delays with the court’s schedule and that we do not prevail completely with our summary judgment motions.

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

Insurance Carriers

We have disputes against two of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and would be entitled to 18% interest on such amounts. To date, settlement discussions have been unsuccessful, and we do not expect to reach a settlement agreement prior to trial. The court has not yet scheduled a trial date though we anticipate trial to begin in the first half of 2015.

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

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period which totaled $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the CEATS’ patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS appealed that decision and the Federal Circuit heard the appeal on May 5, 2014, and subsequently denied the appeal. On July 22, 2014, CEATs filed a motion for rehearing en banc before the Federal Circuit.

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

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $27 million as of June 30, 2014, which could have a material adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

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

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Travel Network, consisting mainly of incentive consideration provided, net of data processing fees incurred, by Travel Network to Travelocity for transactions processed through the Sabre GDS, transaction fees paid by Travelocity to Travel Network for transactions facilitated through the Sabre GDS in which the travel supplier pays Travelocity directly, and fees paid by Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. During the second quarter of 2014, Travel Network charged Travelocity a fee of approximately $7 million for not meeting certain minimum booking level requirements. This fee was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation. In addition, Airline and Hospitality Solutions pay fees to Travel Network for airline trips booked through our GDS.

Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment. Our CODM uses Adjusted Capital Expenditures in making product investment decisions and determining development resource requirements.

The performance of our segments is evaluated primarily on Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We define Adjusted Revenue as revenue adjusted for the amortization of Expedia SMA incentive payments, which are recorded as a reduction to revenue and are being amortized over the non-cancellable term of the Expedia SMA (see Note 3, Restructuring Charges). We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairments, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation and amortization of Expedia SMA incentive payments. The definition of Adjusted Gross Margin was revised in the first quarter of 2014 to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior year period has been recast to conform to our revised definition. We define Adjusted EBITDA as income (loss) from continuing operations adjusted for impairment, depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments and income taxes. We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Revenue
Travel Network	$462,337	$456,238	$954,064	$931,544
Airline and Hospitality Solutions	186,573	177,841	363,290	340,288
Travelocity	83,893	153,936	179,994	296,707
Eliminations	(12,355)	(19,783)	(19,615)	(40,963)
Total Adjusted Revenue	720,448	768,232	1,477,733	1,527,576
Amortization of Expedia SMA incentive payments	(2,875)	—	(4,750)	—
Total revenue	$717,573	$768,232	$1,472,983	$1,527,576

Adjusted Gross Margin (a)
Travel Network	$217,161	$214,405	$453,809	$445,062
Airline and Hospitality Solutions	75,259	63,744	140,799	118,698
Travelocity	62,921	97,349	118,111	175,185
Eliminations	(7,348)	(178)	(7,457)	(391)
Corporate	(4,993)	(12,400)	(19,540)	(23,073)
Total	$343,000	$362,920	$685,722	$715,481

Adjusted EBITDA (b)
Travel Network	$197,971	$188,237	$412,814	$398,540
Airline and Hospitality Solutions	62,554	47,675	116,015	88,545
Travelocity	(8,875)	9,070	(34,070)	125
Total segments	251,650	244,982	494,759	487,210
Corporate	(47,943)	(54,871)	(107,336)	(104,595)
Total	$203,707	$190,111	$387,423	$382,615

Depreciation and amortization
Travel Network	$15,772	$12,327	$31,809	$24,585
Airline and Hospitality Solutions	26,835	19,157	53,833	37,372
Travelocity	971	626	2,464	7,600
Total segments	43,578	32,110	88,106	69,557
Corporate	29,777	42,422	70,642	84,353
Total	$73,355	$74,532	$158,748	$153,910

Adjusted Capital Expenditures (c)
Travel Network	$15,307	$16,781	$30,620	$32,052
Airline and Hospitality Solutions	39,390	44,540	77,790	93,570
Travelocity	2,144	5,641	4,125	10,795
Total segments	56,841	66,962	112,535	136,417
Corporate	12,047	8,458	15,645	13,733
Total	$68,888	$75,420	$128,180	$150,150

(a)	The following tables set forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Gross Margin	$343,000	$362,920	$685,722	$715,481
Less adjustments:
Selling, general and administrative	205,152	212,364	404,029	412,193
Impairment	—	135,598	—	135,598
Cost of revenue adjustments:
Depreciation and amortization(1)	49,087	48,512	109,894	101,020
Amortization of upfront incentive consideration(2)	11,742	9,752	22,789	19,351
Restructuring and other costs (4)	3,726	1,348	4,942	1,939
Litigation and taxes, including penalties(5)	333	2,627	939	14,475
Stock-based compensation	1,940	(186)	3,446	272
Amortization of Expedia SMA incentive payments	2,875	—	4,750	—
Operating income (loss)	$68,145	$(47,095)	$134,933	$30,633
(b)	The following tables set forth the reconciliation of Adjusted EBITDA to loss from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$203,707	$190,111	$387,423	$382,615
Less adjustments:
Impairment	—	135,598	—	135,598
Depreciation and amortization of property and equipment(1a)	41,304	31,404	82,884	64,751
Amortization of capitalized implementation costs(1b)	8,891	7,720	18,027	18,601
Acquisition related amortization(1c)	23,961	36,209	59,439	72,160
Amortization of upfront incentive consideration(2)	11,742	9,752	22,789	19,351
Interest expense, net	53,235	63,669	117,179	146,199
Loss on extinguishment of debt	30,558	—	33,538	12,181
Other, net (3)	(1,082)	3,796	(195)	(1,330)
Restructuring and other costs (4)	6,867	2,376	9,574	4,542
Litigation and taxes, including penalties(5)	2,904	8,326	8,057	22,966
Stock-based compensation	11,383	36	16,962	2,760
Management fees(6)	21,576	2,499	23,508	5,221
Amortization of Expedia SMA incentive payments	2,875	—	4,750	—
Benefit for income taxes	(5,495)	(8,142)	(3,078)	(13,090)
Loss from continuing operations	$(5,012)	$(103,132)	$(6,011)	$(107,295)
(1)	Depreciation and amortization expenses:
a.	Depreciation and amortization of property and equipment includes software developed for internal use.
b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
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

(6)

We have been paying an annual management fee to TPG and Silver Lake in an amount equal to the lesser of (i) 1% of our Adjusted EBITDA, as defined by the MSA, and (ii) $7 million. This also includes reimbursement of certain costs incurred by TPG and Silver Lake. The MSA was terminated in connection with our initial public offering.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Additions to property and equipment	$58,944	$58,786	$110,583	$111,487
Capitalized implementation costs	9,944	16,634	17,597	38,663
Adjusted Capital Expenditures	$68,888	$75,420	$128,180	$150,150

15. Subsequent Events

On August 6, 2014, our board of directors declared an initial cash dividend of $0.09 per share of our common stock, payable on September 16, 2014, to shareholders of record as of September 1, 2014. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about future trends, events, uncertainties and our plans and expectations of what may happen in the future. Any statements that are not historical or current facts are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Sabre Corporation’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), on April 17, 2014. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, Sabre Corporation undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.

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

Travelocity Restructuring—We initiated plans in the third quarter of 2013 to shift our Travelocity business in the United States and Canada away from a high fixed-cost model to a lower-cost, performance-based revenue structure. On August 22, 2013, Travelocity entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”). Under the Expedia SMA, Expedia will power the technology platforms for Travelocity’s existing U.S. and Canadian websites as well as provide Travelocity with access to Expedia’s supply and customer service platforms. On March 6, 2014, we amended and restated the Expedia SMA to reflect changes in certain commercial terms and also agreed to a separate put/call agreement (“Put/Call Agreement”) that supersedes the previous put/call arrangement. The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and to provide our customers with the benefit of Expedia’s long-term investment in its technology platform as well as its supply and customer service platforms, which we expect to increase conversion and operational efficiency and allows us to shift our focus to Travelocity’s marketing strengths. Both parties began development and implementation of this arrangement after signing the Expedia SMA. As of June 30, 2014, substantially all supplier offerings have been migrated to the Expedia platform.

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

In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs. The proceeds to be received under the sale agreement and the TSA were allocated across these multiple agreements based on a relative fair value allocation which resulted in no gain or loss on the sale.

As a result of the Expedia SMA and the sale of our TPN business, we expect the revenue contribution from the Travelocity segment to be in the range of 55% to 65% of 2013 levels after the Expedia SMA is fully implemented, which we expect to occur by the end of 2014. Due to the elimination of the intersegment revenue between Travelocity and Travel Network, we expect intersegment eliminations to substantially decrease in connection with the Expedia SMA. See “—Components of Revenues and Expenses—Intersegment Transactions.” Correspondingly, we will wind down certain internal processes, including back office functions, associated with our Travelocity-branded technology platforms and TPN business, which we expect to complete by the end of 2014. Once completed, we expect our costs from the Travelocity segment to significantly decrease and to be in the range of 45% to 55% of 2013 levels. Ongoing costs in our Travelocity business in the United States and Canada will primarily consist of marketing the Travelocity website, marketing staff and support staff. Under the Expedia SMA, we have committed to continue investing in the marketing of the Travelocity-branded websites in a manner that is consistent with past practice.

As a result, we expect our plan to result in improved margins and profitability for our Travelocity segment.

Our success is dependent on many factors, including:

—	improved conversion through better site performance and user experience using the Expedia platform and technology;
—	improved cost structure by reducing operational complexity; and
—	profitable results from our marketing efforts.

We cannot be certain that this plan will be successful.

We did not record any material restructuring charges in our results of operations during the three and six months ended June 30, 2014 in connection with these transactions. We estimate that we will incur additional charges in 2014 of approximately $9 million consisting of $6 million in contract termination costs and $3 million of other related costs. Contract termination costs represent an estimate of costs we may incur as we negotiate with our vendors to terminate contracts and costs for contracts we are unable to renegotiate and receive no future benefit. The actual amount incurred may differ significantly from this estimate.

Pursuant to the Put/Call Agreement, Expedia may acquire, or we may sell to Expedia, assets relating to the Travelocity-branded portions of our Travelocity business, which primarily include the assets subject to the Expedia SMA. Our put right may be exercised during the first 24 months of the Expedia Put/Call only upon the occurrence of certain triggering events primarily relating to implementation, which are outside of our control. The occurrence of these events is not considered probable. During this period, the amount of the put right is fixed. After the initial 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value as defined in the Put/Call Agreement. The call right held by Expedia is exercisable at any time during the term of the Put/Call Agreement. If the call right is exercised, although we expect the amount paid will be fair value, the call right provides for a floor for a limited time that may be higher than fair value and a ceiling for the duration of the Put/Call Agreement that may be lower than fair value.

The term of the amended and restated Expedia SMA is nine years and automatically renews under certain conditions.

Disposition of Assets—On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third-party, which reduced revenue and expenses for Travelocity for the three and six months ended June 30, 2014 compared to 2013. TBiz provided managed corporate travel services for corporate customers.

Revenue Models

We employ several revenue models across our businesses with some revenue models employed in multiple businesses. Travel Network primarily employs the transaction revenue model. Airline and Hospitality Solutions primarily employs the SaaS and hosted and consulting revenue models, as well as the software licensing fee model to a lesser extent. Travelocity primarily employed two revenue models: (i) the merchant revenue model or our “Net Rate Program” (applicable to a majority of our hotel net rate revenues) and (ii) the agency revenue model (applicable to most of our airline, car and cruise commission revenues and a small portion of hotel commission revenues). In connection with the Expedia SMA, Travelocity has begun to employ the marketing fee revenue model (applicable to revenue generated through Travelocity-branded websites operated by Expedia). Travel Network and, historically, Travelocity employ the media revenue model (applicable to advertising revenues). We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

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

For net rate and dynamically packaged combinations sold through Travelocity, we record net rate revenues based on the total amount paid by the customer for products and services, net of our payment to the travel supplier. At the time a customer makes and prepays a reservation, we accrue a supplier liability based on the amount we expect to be billed by our travel suppliers. In some cases, a portion of Travelocity’s prepaid net rate and travel package transactions goes unused by the traveler. In these circumstances, Travelocity may not be billed the full amount of the accrued supplier liability. Therefore, we reduce the accrued supplier liability for amounts aged more than six months after the reservation goes unused and record the aged amount as revenue if certain conditions are met. Our process for determining when aged amounts may be recognized as revenue includes consideration of key factors such as the age of the supplier liability, historical billing and payment information, among others. See “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

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

Additionally, Travelocity generates intersegment transaction revenue from Travel Network, consisting of incentive consideration earned for Travelocity transactions processed through our GDS and fees paid by Travel Network and Airline and Hospitality Solutions for corporate trips booked through the Travelocity online booking technology. For the six months ended June 30, 2014, intersegment revenue has substantially decreased in connection with the Expedia SMA. Intersegment transaction revenue is eliminated in consolidation.

Non-transaction revenue consists of advertising revenue from the media revenue model, paper ticket fees and services, and change and reissue fees.

Cost of Revenue

Travel Network

Travel Network cost of revenues consists primarily of:

—

Incentive Consideration—payments or other consideration to travel agencies for reservations made on our GDS which have accrued on a monthly basis. Incentive consideration, when provided on a periodic basis over the term of the contract, is recorded to cost of revenue. Travel Network provides incentive consideration to Travelocity for Travelocity transactions processed through our GDS, although we expect intersegment revenue to substantially decrease in connection with the Expedia SMA. Intersegment expense is eliminated in consolidation. See “—Components of Revenues and Expenses—Intersegment Transactions.”

—	Technology Expenses—data processing, data center management, application hosting, applications development and maintenance and related charges.
—	Labor Expenses—salaries and benefits paid to employees supporting the operations of the business.
—	Other Expenses—includes services purchased, facilities and corporate overhead.

Airline and Hospitality Solutions

Airline and Hospitality Solutions cost of revenues consists primarily of:

—	Labor Expenses—salaries and benefits paid to employees for the development, delivery and implementation of software.
—	Technology Expenses—data processing, data center management, application hosting, applications development and maintenance and related charges resulting from the hosting of our solutions.

—	Other Expenses—includes services purchased, facilities and other costs.

Travelocity

Except as described below, Travelocity cost of revenue consists primarily of:

—	Volume Related Expenses—customer service costs; credit card fees and technology fees; charges related to fraudulent bookings and compensation to customers, i.e., for service related issues.
—	Technology Expenses—data processing, data center management, applications development, maintenance and related charges.
—	Labor Expenses—salaries and benefits paid to employees supporting the operations of the business.
—	Other Expenses—includes services purchased, facilities and other costs.

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

Depreciation and amortization

Cost of revenue includes depreciation and amortization associated with property and equipment; software developed for internal use that supports our revenue, businesses and systems; amortization of contract implementation costs which relates to Airlines and Hospitality Solutions; and intangible assets for technology purchased through acquisitions or established with our take-private transaction.

Amortization of upfront incentive consideration

We provide upfront payments or other consideration to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses for employees that sell our services to new customers and administratively support the business, commission payments made to travel agency and distribution partners of Travelocity, advertising and promotional costs primarily for Travelocity, certain settlement costs and costs to defend legal disputes, bad debt expense, depreciation and amortization and other costs. In connection with the Expedia SMA, Travelocity will no longer incur significant non-marketing related expenses; instead, the marketing fee we receive under the Expedia SMA is net of costs incurred by Expedia in connection with these activities. The marketing costs we incur to promote the Travelocity brand are recorded as selling, general and administrative expenses.

Intersegment Transactions

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Travel Network, consisting mainly of accruals for incentive consideration, net of data processing fees incurred, by Travel Network to Travelocity for transactions processed through our GDS, transaction fees paid by Travelocity to Travel Network for transactions facilitated through our GDS in which the travel supplier pays Travelocity directly, and fees paid by Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. During the second quarter of 2014, Travel Network charged Travelocity a fee of approximately $7 million for not meeting certain minimum booking level requirements. This fee was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation. In addition, Airline and Hospitality Solutions pays fees to Travel Network for airline trips booked through our GDS. Due to the elimination of the intersegment revenue between Travelocity and Travel Network with the Expedia SMA, intersegment eliminations have substantially decreased for the three and six months ended June 30, 2014 compared to the prior year. See Note 14, Segment Information, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Travel Network
Direct Billable Bookings - Air	81,053	80,708	0.4%	170,098	165,954	2.5%
Direct Billable Bookings - Non-Air	13,861	13,986	(0.9)%	27,460	27,033	1.6%
Total Direct Billable Bookings	94,914	94,694	0.2%	197,558	192,987	2.4%
Airline Solutions Passengers Boarded	131,450	124,359	5.7%	249,066	231,884	7.4%

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

We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairments, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation and amortization of Expedia SMA incentive payments. The definition of Adjusted Gross Margin was revised in the first quarter of 2014 to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

We define Adjusted Net Income as income (loss) from continuing operations adjusted for impairment, acquisition related amortization expense, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments and tax impact of net income adjustments.

We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, and remaining (benefit) provision for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP EBITDA and EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.

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

Adjusted Gross Margin and Adjusted EBITDA are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. Adjusted Capital Expenditures includes cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We believe that Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow and Adjusted Free Cash Flow are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. We also believe that Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Margin and Adjusted EBITDA do not reflect cash requirements for such replacements;

—	Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
—	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
—	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
—	Free Cash Flow and Adjusted Free Cash Flow do not reflect the cash requirements necessary to service the principal payments on our indebtedness;
—	Free Cash Flow and Adjusted Free Cash Flow do not reflect payments related to restructuring, litigation, management fees and Travelocity working capital which reduced the cash available to us;
—	Free Cash Flow and Adjusted Free Cash Flow remove the impact of accrual-basis accounting on asset accounts and non-debt liability accounts; and
—

other companies, including companies in our industry, may calculate Adjusted Revenue, Adjusted Net Income, Adjusted EBITDA, Free Cash Flow or Adjusted Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of Adjusted Revenue to revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$717,573	$768,232	$1,472,983	$1,527,576
Amortization of Expedia SMA incentive payments	2,875	—	4,750	—
Adjusted Revenue	$720,448	$768,232	$1,477,733	$1,527,576

The following table sets forth the reconciliation of net loss attributable to common shareholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common shareholders	$(13,132)	$(125,867)	$(25,121)	$(150,603)
Net loss from discontinued operations, net of tax	5,183	12,893	6,281	23,910
Net income attributable to noncontrolling interests(1)	702	837	1,448	1,421
Preferred stock dividends	2,235	9,005	11,381	17,977
Loss from continuing operations	(5,012)	(103,132)	(6,011)	(107,295)
Adjustments:
Impairment	—	135,598	—	135,598
Acquisition related amortization(2a)	23,961	36,209	59,439	72,160
Loss on extinguishment of debt	30,558	—	33,538	12,181
Other, net (4)	(1,082)	3,796	(195)	(1,330)
Restructuring and other costs (5)	6,867	2,376	9,574	4,542
Litigation and taxes, including penalties(6)	2,904	8,326	8,057	22,966
Stock-based compensation	11,383	36	16,962	2,760
Management fees(7)	21,576	2,499	23,508	5,221
Amortization of Expedia SMA incentive payments	2,875	—	4,750	—
Tax impact of net income adjustments	(38,649)	(33,703)	(60,720)	(50,842)
Adjusted Net Income from continuing operations	$55,381	$52,005	$88,902	$95,961
Adjusted Net Income from continuing operations per share	$0.22	$0.28	$0.40	$0.52
Weighted-average shares outstanding adjusted for assumed inclusion of common stock equivalents	252,336	184,849	219,969	184,298

Adjusted Net Income from continuing operations	$55,381	$52,005	$88,902	$95,961
Adjustments:
Depreciation and amortization of property and equipment(2b)	41,304	31,404	82,884	64,751
Amortization of capitalized implementation costs(2c)	8,891	7,720	18,027	18,601
Amortization of upfront incentive consideration(3)	11,742	9,752	22,789	19,351
Interest expense, net	53,235	63,669	117,179	146,199
Remaining provision (benefit) for income taxes	33,154	25,561	57,642	37,752
Adjusted EBITDA	$203,707	$190,111	$387,423	$382,615

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP basic and diluted weighted-average common shares outstanding	243,801	178,060	211,431	178,007
Dilutive effect of stock-options and restricted stock awards	8,535	6,789	8,538	6,291
Weighted-average common shares outstanding adjusted for assumed inclusion of common stock equivalents	252,336	184,849	219,969	184,298

The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended June 30, 2014
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$165,597	$35,855	$(12,721)	$—	$(120,586)	$68,145
Add back:
Selling, general and administrative	24,555	12,924	71,796	(7,348)	103,225	205,152
Cost of revenue adjustments:
Depreciation and amortization(2)	15,267	26,480	971	—	6,369	49,087
Amortization of upfront incentive consideration(3)	11,742	—	—	—	—	11,742
Restructuring and other costs (5)	—	—	—	—	3,726	3,726
Litigation and taxes, including penalties(6)	—	—	—	—	333	333
Stock-based compensation	—	—	—	—	1,940	1,940
Amortization of Expedia SMA incentive payments	—	—	2,875	—	—	2,875
Adjusted Gross Margin	217,161	75,259	62,921	(7,348)	(4,993)	343,000
Selling, general and administrative	(24,555)	(12,924)	(71,796)	7,348	(103,225)	(205,152)
Joint venture equity income	4,059	—	—	—	—	4,059
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	505	219	—	—	23,544	24,268
Restructuring and other costs (5)	—	—	—	—	3,141	3,141
Litigation and taxes, including penalties(6)	—	—	—	—	2,571	2,571
Stock-based compensation	—	—	—	—	9,443	9,443
Management fees(7)	—	—	—	—	21,576	21,576
Adjusted EBITDA	$197,971	$62,554	$(8,875)	$—	$(47,943)	$203,707

	Three Months Ended June 30, 2013
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$162,071	$28,518	8,449	$—	$(246,133)	$(47,095)
Add back:
Selling, general and administrative	30,830	16,301	88,335	(178)	77,076	212,364
Impairment	—	—	—	—	135,598	135,598
Cost of revenue adjustments:
Depreciation and amortization(2)	11,752	18,925	565	—	17,270	48,512
Amortization of upfront incentive consideration(3)	9,752	—	—	—	—	9,752
Restructuring and other costs (5)	—	—	—	—	1,348	1,348
Litigation and taxes, including penalties(6)	—	—	—	—	2,627	2,627
Stock-based compensation	—	—	—	—	(186)	(186)
Adjusted gross margin	214,405	63,744	97,349	(178)	(12,400)	362,920
Selling, general and administrative	(30,830)	(16,301)	(88,335)	178	(77,076)	(212,364)
Joint venture equity income	3,286	—	—	—	—	3,286
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	575	232	56	—	25,157	26,020
Restructuring and other costs (5)	—	—	—	—	1,028	1,028
Litigation and taxes, including penalties(6)	—	—	—	—	5,699	5,699
Stock-based compensation	—	—	—	—	222	222
Management fees(7)	—	—	—	—	2,499	2,499
Adjusted EBITDA	$188,237	$47,675	$9,070	$—	$(54,871)	$190,111

	Six Months Ended June 30, 2014
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$350,114	$62,317	$(41,283)	$—	$(236,215)	$134,933
Add back:
Selling, general and administrative	50,227	25,319	152,181	(7,457)	183,759	404,029
Cost of revenue adjustments:
Depreciation and amortization(2)	30,679	53,163	2,463	—	23,589	109,894
Amortization of upfront incentive consideration(3)	22,789	—	—	—	—	22,789
Restructuring and other costs (5)	—	—	—	—	4,942	4,942
Litigation and taxes, including penalties(6)	—	—	—	—	939	939
Stock-based compensation	—	—	—	—	3,446	3,446
Amortization of Expedia SMA incentive payments	—	—	4,750	—	—	4,750
Adjusted Gross Margin	453,809	140,799	118,111	(7,457)	(19,540)	685,722
Selling, general and administrative	(50,227)	(25,319)	(152,181)	7,457	(183,759)	(404,029)
Joint venture equity income	6,500	—	—	—	—	6,500
Joint venture intangible amortization(2a)	1,602	—	—	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,130	535	—	—	47,189	48,854
Restructuring and other costs (5)	—	—	—	—	4,632	4,632
Litigation and taxes, including penalties(6)	—	—	—	—	7,118	7,118
Stock-based compensation	—	—	—	—	13,516	13,516
Management fees(7)	—	—	—	—	23,508	23,508
Adjusted EBITDA	$412,814	$116,015	$(34,070)	$—	$(107,336)	$387,423

	Six Months Ended June 30, 2013
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$346,970	$51,173	$(7,464)	$—	$(360,046)	$30,633
Add back:
Selling, general and administrative	55,180	30,631	176,427	(391)	150,346	412,193
Impairment	—	—	—	—	135,598	135,598
Cost of revenue adjustments:
Depreciation and amortization(2)	23,561	36,894	6,222	—	34,343	101,020
Amortization of upfront incentive consideration(3)	19,351	—	—	—	—	19,351
Restructuring and other costs (5)	—	—	—	—	1,939	1,939
Litigation and taxes, including penalties(6)	—	—	—	—	14,475	14,475
Stock-based compensation	—	—	—	—	272	272
Adjusted gross margin	445,062	118,698	175,185	(391)	(23,073)	715,481
Selling, general and administrative	(55,180)	(30,631)	(176,427)	391	(150,346)	(412,193)
Joint venture equity income	6,032	—	—	—	—	6,032
Joint venture intangible amortization(2a)	1,602	—	—	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,024	478	1,367		50,021	52,890
Restructuring and other costs (5)	—	—	—	—	2,603	2,603
Litigation and taxes, including penalties(6)	—	—	—	—	8,491	8,491
Stock-based compensation	—	—	—	—	2,488	2,488
Management fees(7)	—	—	—	—	5,221	5,221
Adjusted EBITDA	$398,540	$88,545	$125	$—	$(104,595)	$382,615

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Additions to property and equipment	$58,944	$58,786	$110,583	$111,487
Capitalized implementation costs	9,944	16,634	17,597	38,663
Adjusted Capital Expenditures	$68,888	$75,420	$128,180	$150,150

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$77,508	$171,056
Cash used in investing activities	(110,348)	(104,962)
Cash used in financing activities	(3,581)	(50,167)

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$77,508	$171,056
Additions to property and equipment	(110,583)	(111,487)
Free Cash Flow	(33,075)	59,569
Adjustments:
Restructuring and other costs(5) (9)	26,426	4,542
Litigation settlement and tax payments for certain items(6) (10)	11,744	30,215
Other litigation costs(6) (9)	6,934	7,740
Management fees(7) (9)	23,508	5,221
Travelocity working capital as impacted by the Expedia SMA and TPN(8)	95,635	—
Adjusted Free Cash Flow	$131,172	$107,287

(1)

Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interests held in Sabre Travel Network Middle East of 40% for all periods presented and in Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014 for the three and six months ended June 30, 2014.

(2)	Depreciation and amortization expenses:
a.

Acquisition related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

b.	Depreciation and amortization of property and equipment includes software developed for internal use.
c.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
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

(4)

Other, net primarily represents foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)

Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)	Represents charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes.
(7)

We have been paying an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, as defined in the management services agreement (the “MSA”), earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provides for the reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in connection with our initial public offering.

(8)

Represents the impact of the Expedia SMA and TPN on working capital for the six months ended June 30, 2014, which is primarily attributable to the migration of bookings from our technology platform to Expedia’s platform and wind down activities associated with TPN (see “Factors Affecting our Results and Comparability—Travelocity Restructuring”).

(9)

The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(10)

Includes payment credits used by American Airlines to pay for purchases of our technology services during the six months ended June 30, 2014 and 2013. The payment credits were provided by us as part of our litigation settlement with American Airlines.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenue	$717,573	$768,232	$1,472,983	$1,527,576
Cost of revenue	444,276	467,365	934,021	949,152
Selling, general and administrative	205,152	212,364	404,029	412,193
Impairment	—	135,598	—	135,598
Operating income (loss)	68,145	(47,095)	134,933	30,633
Interest expense, net	(53,235)	(63,669)	(117,179)	(146,199)
Loss on extinguishment of debt	(30,558)	—	(33,538)	(12,181)
Joint venture equity income	4,059	3,286	6,500	6,032
Other, net	1,082	(3,796)	195	1,330
Loss from continuing operations before income taxes	(10,507)	(111,274)	(9,089)	(120,385)
Benefit for income taxes	(5,495)	(8,142)	(3,078)	(13,090)
Loss from continuing operations	$(5,012)	$(103,132)	$(6,011)	$(107,295)

Three Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Revenue by Segment
Travel Network	$462,337	$456,238	$6,099	1%
Airline and Hospitality Solutions	186,573	177,841	8,732	5%
Travelocity	83,893	153,936	(70,043)	(46)%
Eliminations	(12,355)	(19,783)	7,428	38%
Total Adjusted Revenue	720,448	768,232	(47,784)	(6)%
Amortization of Expedia SMA incentive payments	(2,875)	—	(2,875)	** %
Total revenue	$717,573	$768,232	$(50,659)	(7)%

**  not meaningful

Revenue decreased $51 million, or 7%, for the three months ended June 30, 2014 compared to the same period in the prior year.

Travel Network—Revenue increased $6 million, or 1%, for the three months ended June 30, 2014 compared to the same period in the prior year.

The $6 million increase in revenue primarily resulted from:

—

a $4 million decrease in transaction-based revenue to $397 million as a result of a 1% decrease in the average booking fee, primarily due to the impact on our average booking fee from the US Airways merger with American Airlines and the unfavorable political and economic environment in Venezuela. See “Liquidity and Capital Resources—Political and Economic Environment in Venezuela” for a description of the impact of the environment in Venezuela to our business. The decrease in the average booking fee was partially offset by a slight increase of less than 1% of Direct Billable Bookings to 95 million in the three months ended June 30, 2014;

—	a $3 million increase in other revenue related to media and marketing services and also certain services we provide to our joint ventures; and
—

a $7 million increase due to an intersegment fee charged by Travel Network to Travelocity for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels. This fee, which we do not expect to reoccur in subsequent periods, was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation.

Airline and Hospitality Solutions—Revenue increased $9 million, or 5%, for the three months ended June 30, 2014 compared to the same period in the prior year.

The $9 million increase in revenue primarily resulted from:

—

a $2 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended June 30, 2014 compared to the same period in the prior year. The increase in revenue was due to an increase of 7 million, or 6%, in processed reservations for PBs to 131 million for the three months ended June 30, 2014 which was driven by growth from existing customers. The increase was partially offset by a decrease in revenue from professional services provided to SabreSonic CSS customers;

—	a $3 million increase in Airline Solutions’ commercial and operations solutions revenue primarily the result of higher revenue from professional services; and
—

a $4 million increase in Hospitality Solutions revenue for the three months ended June 30, 2014 compared to the same period in the prior year driven by an increase in Central Reservation System (“CRS”)  transactions.

Travelocity—Revenue decreased $70 million, or 46%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease in revenue was primarily due to a $36 million decrease as a result of the restructuring of our Travelocity business in the U.S. and Canada where we shifted from the merchant revenue model to the marketing fee revenue model in connection with the Expedia SMA. In addition, revenue decreased $34 million due to the sale of both Travelocity’s TPN business in February 2014 and TBiz in June 2013.

Eliminations—Intersegment eliminations decreased $7 million, or 38%, for the three months ended June 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019. The reduction in incentive consideration payable was partially offset by the $7 million fee Travel Network charged to Travelocity discussed above.

Cost of revenue

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Cost of revenue
Travel Network	$245,176	$241,790	$3,386	1%
Airline and Hospitality Solutions	111,315	114,096	(2,781)	(2)%
Travelocity	20,971	56,587	(35,616)	(63)%
Eliminations	(5,007)	(19,606)	14,599	74%
Total segment cost of revenue	372,455	392,867	(20,412)	(5)%
Corporate	10,992	16,235	(5,243)	(32)%
Depreciation and amortization	49,087	48,511	576	1%
Amortization of upfront incentive consideration	11,742	9,752	1,990	20%
Total cost of revenue	$444,276	$467,365	$(23,089)	(5)%

Cost of revenue decreased by $23 million, or 5%, for the three months ended June 30, 2014 compared to the same period in the prior year.

Travel Network—Cost of revenue increased $3 million, or 1%, for the three months ended June 30, 2014 compared to the same period in the prior year. The increase primarily resulted from a $7 million increase in incentive consideration, partially offset by a decrease in technology-related and other expenses.

Airline and Hospitality Solutions—Cost of revenue decreased $3 million, or 2%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease is the result of a $6 million decrease in labor costs, partially offset by a $3 million increase in other costs primarily associated with technology and transaction-related expenses driven by higher transaction volumes.

Travelocity—Cost of revenue decreased $36 million, or 63%, for the three months ended June 30, 2014 compared to the same period in the prior year primarily due to the impact of the Expedia SMA and the sale of our TPN and TBiz businesses. The decrease in cost of revenue is primarily driven by reduced labor and call center costs, lower transaction-related expenses including credit card fees and lower data processing costs.

Eliminations—Intersegment eliminations decreased $15 million, or 74%, for the three months ended June 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $5 million, or 32%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease is primarily due to a $5 million decrease in unallocated labor costs.

Depreciation and amortization—Depreciation and amortization increased $1 million, or 1%, for the three months ended June 30, 2014 compared to the same period in the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $2 million, or 20%, for the three months ended June 30, 2014 compared to the same period in the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the three months ended June 30, 2014 compared to the prior year.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Personnel	$65,320	$71,412	$(6,092)	(9)%
Advertising and promotion	48,511	41,743	6,768	16%
Commission payments to affiliates	5,292	20,344	(15,052)	(74)%
Bad debt	1,994	5,153	(3,159)	(61)%
Management fees	21,576	2,499	19,077	763%
Other	45,431	45,193	238	1%
Depreciation and amortization	24,268	26,020	(1,752)	(7)%
Eliminations	(7,240)	—	(7,240)	** %
Total selling, general and administrative	$205,152	$212,364	$(7,212)	(3)%

**  not meaningful

Selling, general and administrative expenses decreased by $7 million, or 3%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease was primarily due to a decrease of $15 million in commission payments to affiliates mainly as a result of the sale of our TPN business in February 2014, a decrease of $6 million of other expenses associated with litigation and hotel occupancy and excise tax disputes, a decrease of $6 million in personnel costs primarily in Travelocity due to our restructuring activities and a $3 million decrease in bad debt expenses. These decreases were partially offset by a $19 million increase in management fees paid to TPG and Silver Lake related to our initial public offering, a $7 million increase in advertising and promotion primarily in our Travelocity business in the U.S. and Canada in conjunction with the Expedia SMA and a $7 million increase in other expenses due to the intersegment fee Travel Network charged to Travelocity discussed above, which is eliminated in consolidation.

Impairment

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Impairment	$—	$135,598	$(135,598)	**	%

**  not meaningful

In connection with the disposals of TBiz and Holiday Autos in the second quarter of 2013, we initiated an impairment analysis of goodwill in the Travelocity segment which resulted in impairment charges of $96 million associated with Travelocity—North America and $40 million associated with Travelocity—Europe. As a result of the impairment charges, the Travelocity segment had no remaining goodwill.

Interest expense, net

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Interest expense, net	$53,235	$63,669	$(10,434)	(16)%

Interest expense, net, decreased $10 million, or 16%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease is primarily the result of the prepayments on our 2019 Notes and Term Loan C and a lower effective interest rate as a result of the Repricing Amendments completed in February 2014.

Loss on extinguishment of debt

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$30,558	$—	$30,558	**	%

**  not meaningful

We recognized a loss on extinguishment of debt of $31 million for the three months ended June 30, 2014 as a result of prepayments on our Term Loan C and 2019 Notes, which included a $27 million prepayment fee on the 2019 Notes.

Joint venture equity income

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Joint venture equity income	$4,059	$3,286	$773	24%

Joint venture equity income increased by $1 million for the three months ended June 30, 2014 compared to the same period in the prior year.

Other (income) expenses, net

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Other (income) expenses, net	$(1,082)	$3,796	$(4,878)	**	%

**  not meaningful

Other (income) expenses, net, increased $5 million for the three months ended June 30, 2014 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange gains.

Benefit for income taxes

	Three Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Benefit for income taxes	$5,495	$8,142	$(2,647)	**	%

**  not meaningful

Our effective tax rates for the three months ended June 30, 2014 and 2013 were 52% and 7%, respectively. The increase in the effective tax rate is primarily due to the impairment of nondeductible goodwill in the prior year, the amount of current year losses for which no tax benefit can be recognized relative to the amount of pre-tax income, the reduction of a portion of our valuation allowances in the current year and the impact of other discrete items.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Six Months Ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Revenue by Segment
Travel Network	$954,064	$931,544	$22,520	2%
Airline and Hospitality Solutions	363,290	340,288	23,002	7%
Travelocity	179,994	296,707	(116,713)	(39)%
Eliminations	(19,615)	(40,963)	21,348	52%
Total Adjusted Revenue	1,477,733	1,527,576	(49,843)	(3)%
Amortization of Expedia SMA incentive payments	(4,750)	—	(4,750)	** %
Total revenue	$1,472,983	$1,527,576	$(54,593)	(4)%

**  not meaningful

Revenue decreased $55 million, or 4%, for the six months ended June 30, 2014 compared to the same period in the prior year.

Travel Network—Revenue increased $23 million, or 2%, for the six months ended June 30, 2014 compared to the same period in the prior year.

The $23 million increase in revenue primarily resulted from:

—

a $10 million increase in transaction-based revenue to $836 million as a result of a 5 million increase in Direct Billable Bookings, or 2%, to 198 million for the six months ended June 30, 2014. This increase was offset by a 1% decrease in the average booking fee primarily due to the resolution of a billing dispute with US Airways, the impact on our average booking fee from US Airways merger with American Airlines and the unfavorable political and economic environment in Venezuela. See “Liquidity and Capital Resources—Political and Economic Environment in Venezuela” for a description of the impact of the environment in Venezuela to our business;

—	a $5 million increase in other revenue related to media and marketing services and also certain services we provide to our joint ventures; and
—

a $7 million increase due to an intersegment fee charged by Travel Network to Travelocity for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels. This fee, which we do not expect to reoccur in subsequent periods, was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation.

Airline and Hospitality Solutions—Revenue increased $23 million, or 7%, for the six months ended June 30, 2014 compared to the same period in the prior year.

The $23 million increase in revenue primarily resulted from:

—

a $7 million increase in Airline Solutions’ SabreSonic CSS revenue for the six months ended June 30, 2014 compared to the same period in the prior year. The increase in revenue was due to an increase of 17 million, or 7%, in processed reservations for PBs to 249 million for the six months ended June 30, 2014 which was driven by growth from existing customers. The increase was partially offset by a decrease in revenue from professional services;

—

a $9 million increase in Airline Solutions’ commercial and operations solutions revenue primarily the result of higher revenue from professional services combined with growth in operations solutions; and

—	a $7 million increase in Hospitality Solutions revenue for the six months ended June 30, 2014 compared to the same period in the prior year driven by an increase in CRS transactions.

Travelocity—Revenue decreased $117 million, or 39%, for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease in revenue was primarily due to a $65 million decrease as a result of the restructuring of our Travelocity business discussed above, as well as a decrease of $51 million due to the sale of both Travelocity’s TPN business in February of 2014 and TBiz in June of 2013.

Eliminations—Intersegment eliminations decreased $21 million, or 52%, for the six months ended June 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019. The reduction in incentive consideration payable was partially offset by the $7 million fee Travel Network charged to Travelocity discussed above.

Cost of revenue

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Cost of revenue
Travel Network	$500,254	$486,440	$13,814	3%
Airline and Hospitality Solutions	222,492	221,587	905	0%
Travelocity	61,556	121,522	(59,966)	(49)%
Eliminations	(12,248)	(40,572)	28,324	70%
Total segment cost of revenue	772,054	788,977	(16,923)	(2)%
Corporate	29,284	39,804	(10,520)	(26)%
Depreciation and amortization	109,894	101,020	8,874	9%
Amortization of upfront incentive consideration	22,789	19,351	3,438	18%
Total cost of revenue	$934,021	$949,152	$(15,131)	(2)%

Cost of revenue decreased by $15 million, or 2%, for the six months ended June 30, 2014 compared to the same period in the prior year.

Travel Network—Cost of revenue increased $14 million, or 3%, for the six months ended June 30, 2014 compared to the same period in the prior year. The increase primarily resulted from an $18 million increase in incentive consideration, partially offset by a decrease in labor and other costs.

Airline and Hospitality Solutions—Cost of revenue increased $1 million, or less than 1%, for the six months ended June 30, 2014 compared to the same period in the prior year. The increase is the result of $7 million in higher costs primarily associated with technology and transaction-related expenses driven by increased transaction volumes, partially offset by a decrease in labor costs.

Travelocity—Cost of revenue decreased $60 million, or 49%, for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to the impact of the Expedia SMA and the sale of our TPN and TBiz businesses. The decrease in cost of revenue is primarily driven by reduced labor and call center costs, lower transaction-related expenses including credit card fees and lower data processing costs.

Eliminations—Intersegment eliminations decreased $28 million, or 70%, for the six months ended June 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the transition of Travelocity-branded websites to Expedia’s platform under the Expedia SMA. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $11 million, or 26%, for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease is primarily due to a $13 million decrease in expenses associated with the general excise tax litigation with the State of Hawaii.

Depreciation and amortization—Depreciation and amortization increased $9 million, or 9%, for the six months ended June 30, 2014 compared to the same period in the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $3 million, or 18%, for the six months ended June 30, 2014 compared to the same period in the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the six months ended June 30, 2014 compared to the prior year.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Personnel	$129,513	$142,075	$(12,562)	(9)%
Advertising and promotion	98,961	86,831	12,130	14%
Commission payments to affiliates	17,291	36,479	(19,188)	(53)%
Bad debt	3,644	7,255	(3,611)	(50)%
Management fees	23,508	5,221	18,287	350%
Other	89,498	81,442	8,056	10%
Depreciation and amortization	48,854	52,890	(4,036)	(8)%
Eliminations	(7,240)	—	(7,240)	** %
Total selling, general and administrative	$404,029	$412,193	$(8,164)	(2)%

**  not meaningful

Selling, general and administrative expenses decreased by $8 million, or 2%, for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease is primarily due to a decrease of $19 million in commission payments to affiliates mainly as a result of the sale of our TPN business in February 2014, a decrease of $13 million in personnel costs primarily in Travelocity due to our restructuring activities, a $4 million decrease in depreciation and amortization and a $4 million decrease in bad debt expense. These decreases were partially offset by an $18 million increase in management fees paid to TPG and Silver Lake related to our initial public offering, a $12 million increase in advertising and promotion primarily in our Travelocity business in the U.S. and Canada in conjunction with the Expedia SMA and a $7 million increase in other expenses due to the intersegment fee Travel Network charged to Travelocity discussed above, which is eliminated in consolidation.

Impairment

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Impairment	$—	$135,598	$(135,598)	**	%

**  not meaningful

In connection with the disposals of TBiz and Holiday Autos in the second quarter of 2013, we initiated an impairment analysis of goodwill in the Travelocity segment which resulted in impairment charges of $96 million associated with Travelocity—North America and $40 million associated with Travelocity—Europe. As a result of the impairment charges, the Travelocity segment had no remaining goodwill.

Interest expense, net

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Interest expense, net	$117,179	$146,199	$(29,020)	(20)%

Interest expense, net, decreased $29 million, or 20%, for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease is primarily due to the prepayments on our 2019 Notes and Term Loan C and a lower effective interest rate as a result of our repricing amendments completed in February 2014. In addition, interest expense decreased by $11 million due to lower modification expenses and $4 million as a result of lower imputed interest expense related to payments made in the fourth quarter of 2013 for our litigation settlement payable to American Airlines.

Loss on extinguishment of debt

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,538	$12,181	$21,357	**	%

** not meaningful

During the six months ended June 30, 2014, we recognized losses on extinguishment of debt of $31 million in connection with the prepayments on our 2019 Notes and Term Loan C and $3 million related to the repricing of our Term Loan B completed in February 2014. During the six months ended June 30, 2013, we recognized a loss on extinguishment of debt of $12 million as a result of our Amended and Restated Credit Agreement (see “Liquidity and Capital Resources—Senior Secured Credit Facilities”).

Joint venture equity income

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Joint venture equity income	$6,500	$6,032	$468	8%

Joint venture equity income increased by less than $1 million for the six months ended June 30, 2014 compared to the same period in the prior year.

Other income, net

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Other income, net	$195	$1,330	$(1,135)	**	%

**  not meaningful

Other income, net, decreased $1 million for the six months ended June 30, 2014 compared to the prior year. The decrease was driven primarily by unrealized foreign currency exchange losses.

Benefit for income taxes

	Six Months Ended June 30,
	2014	2013	Change
	(Amounts in thousands)
Benefit for income taxes	$3,078	$13,090	$(10,012)	**	%

**  not meaningful

Our effective tax rates for the six months ended June 30, 2014 and 2013 were 34% and 11%, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the impairment of nondeductible goodwill in the prior year, the amount of current year losses for which no tax benefit can be recognized relative to the amount of pre-tax income, the reduction of a portion of our valuation allowances in the current year and the impact of other discrete items.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares, and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $673 million of net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

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

Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2014 and December 31, 2013, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$252,380	$308,236
Revolver outstanding balance	—	—
Available balance under the Revolver	340,589	285,671
Outstanding letters of credit	(64,574)	(67,949)

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

We held no short-term investments as of June 30, 2014 and December 31, 2013.

Utilization

We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, and service our debt and other long-term liabilities. We will pay a cash dividend on our common stock in the third quarter of 2014 (see “—Dividends”). For the year ended December 31, 2013, we used a portion of our cash and cash equivalents to make a $100 million litigation settlement payment to American Airlines in the fourth quarter of 2013. In the third quarter of 2014, we made a $50 million payment to American Airlines in conjunction with the new Airline Solutions contract, which will be amortized against revenue over the contract term. This payment reduces non-cash payment credits originally offered to American Airlines as a part of the litigation settlement in 2012, contingent upon the signature of a new reservation agreement, which were extended to include the combined American Airlines and US Airways reservation contract. The non-cash payment credits would have been utilized for future billings under the new agreement. For the six months ended June 30, 2014, we have used $96 million of our cash and cash equivalents to wind down working capital in Travelocity impacted by the Expedia SMA and the sale of TPN as described under “Factors Affecting our Results and Comparability—Travelocity Restructuring.” In addition, in August 2014, we paid $30 million of contingent consideration related to the acquisition of PRISM.

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

Senior Secured Credit Facilities

On February 19, 2013, Sabre GLBL Inc. entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL Inc. entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). Sabre GLBL Inc. has used a portion, and intends to use the remainder, of the proceeds of the Incremental Term Loan Facility for working capital and one-time costs associated with the Expedia SMA and sale of TPN, including the payment of travel suppliers for travel consumed that originated on our technology platforms and for general corporate purposes. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% commencing with the last business day of December 2013. We are scheduled to make $21 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.

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

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. No excess cash flow payment is required in 2014 with respect to our results for the year ended December 31, 2013. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.

Liquidity Outlook

We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. From a long-term perspective, we may need to supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016, if we decide not to refinance this indebtedness.

Contingent Consideration on PRISM Acquisition

On August 1, 2012, we acquired PRISM for a purchase price of approximately $116 million. Included in the purchase price are future payments totaling $60 million, due 12 and 24 months following the acquisition date. The first installment of $30 million was paid in August 2013 and the second installment of $30 million was paid in August 2014.

Dividends

We will pay a cash dividend on our common stock in the third quarter of 2014 and expect to pay quarterly cash dividends thereafter. Our board of directors has declared an initial cash dividend of $0.09 per share of our common stock, payable on September 16, 2014, to shareholders of record as of September 1, 2014. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

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

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, (i) we expect that future payments under the TRA could aggregate to between $330 million and $380 million over the next six years (assuming no changes to current limitations on our ability to utilize our NOLs under Section 382 of the Internal Revenue Code), which we estimate will represent approximately 85% to 95% of the total payments we will be required to make under the TRA and (ii) we do not expect material payments to occur before 2017. Payments to the recipients under the TRA are not conditioned upon the recipient continuing to be an equity holder in the Company.

Political and Economic Environment in Venezuela

Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. We collected approximately $3 million and $6 million of accounts receivable due to us during the three and six months ended June 30, 2014, respectively, and have $10 million of accounts receivable outstanding as of June 30, 2014, which will be recognized as revenue when cash is received. We collected an additional $6 million of accounts receivable due to us during July 2014. In January 2014, Venezuela announced a dual-foreign exchange rate system, which has effectively devalued the local currency and subjected airlines to an exchange rate for U.S. dollars available at auctions that has been significantly higher than the official exchange rate. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. As a result, we expect our revenues derived from our Venezuelan operations in 2014 to be reduced as compared to our revenues for 2013. During the year ended December 31, 2013, we derived 1% of our total revenue from our airline customers operating in Venezuela.

Financing Arrangements

Our financing arrangements include our senior secured credit facilities, senior secured notes due 2019, senior unsecured notes due 2016 and a mortgage facility. As of June 30, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,092 million and $3,730 million, respectively, net of unamortized discounts of $16 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2014 and December 31, 2013 (in thousands):

	Rate	Maturity	June 30, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L + 3.25%	February 2019	$1,748,375	$1,757,250
Incremental term loan facility	L + 3.50%	February 2019	347,375	349,125
Term Loan C	L + 3.00%	December 2017	49,313	361,250
Revolver, $370 million	L + 3.00%	February 2019	—	—
Revolver, $35 million	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	800,000
Mortgage facility	5.80%	March 2017	82,729	83,286
Face value of total debt outstanding			3,107,792	3,750,911
Less current portion of debt outstanding			(22,401)	(86,117)
Face value of long-term debt outstanding			$3,085,391	$3,664,794

*	“L” refers to LIBOR.

Future Minimum Contractual Obligations

On February 20, 2014, we entered into the Repricing Amendments, one of which reduced the Term Loan B’s applicable margin for Eurocurrency and Base rate borrowings to 3.25% and 2.25%, respectively, with a step down to 3.00% and 2.00%, respectively, if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. It also reduced the Eurocurrency rate floor to 1.00% and the Base rate floor to 2.00%. As of June 30, 2014, future minimum payments required under our senior secured credit facilities, senior unsecured notes due 2016 and senior secured notes due 2019 were as follows (in thousands):

Total Debt Payments (1)
Six months ending December 31, 2014	$98,654
2015	187,826
2016	578,604
2017	225,890
2018	182,792
Thereafter	2,516,816
Total	$3,790,582

(1)

Excludes all interest and principal related to our mortgage facility. Includes all interest and principal related to the senior unsecured notes due 2016 and the senior secured notes due 2019. Also includes all interest and principal related to borrowings under the senior secured credit facility, the Term Loan C portion of which will mature in 2018, the Term Loan B portion of which will mature in 2019 and the Incremental Term Loan Facility portion of which will mature in 2019. Under certain circumstances, we may be required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on LIBOR plus an applicable margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 7, Debt, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, (i) we expect that future payments under the TRA could aggregate to between $330 million and $380 million over the next six years (assuming no changes to current limitations on our ability to utilize our NOLs under Section 382 of the Code), which we estimate will represent approximately 85% to 95% of the total payments we will be required to make under the TRA and (ii) we do not expect material payments to occur before 2017. Payments to the recipients under the TRA are not conditioned upon the recipient continuing to be an equity holder in the Company.

As of June 30, 2014, purchase orders for the next twelve months totaled $187 million and were not material in the years thereafter. There were no other material changes to our future minimum contractual obligations as of December 31, 2013 as previously disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Cash provided by operating activities	$77,508	$171,056
Cash used in investing activities	(110,348)	(104,962)
Cash used in financing activities	(3,581)	(50,167)
Cash (used in) provided by discontinued operations	(20,600)	44,797
Effect of exchange rate changes on cash and cash equivalents	1,165	(1,407)
(Decrease) increase in cash and cash equivalents	$(55,856)	$59,317

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was $78 million and consisted of net loss of $12 million, adjustments for non-cash and other items of $233 million and a decrease in cash from changes in operating assets and liabilities of $143 million. The adjustments for non-cash and other items consist primarily of $159 million of depreciation and amortization, $34 million loss on extinguishment of debt, $23 million in amortization of upfront incentive consideration and $17 million stock-based compensation expense, partially offset by $18 million of deferred income taxes and $7 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities of $143 million was primarily the result of a $45 million decrease in accrued compensation and related benefits, a $36 million increase in accounts receivable due to seasonality, $26 million used for upfront incentive consideration, $18 million used for capitalized implementation costs, a $13 million increase in other assets due to increases in deferred customer discounts and a $5 million decrease in accounts payable and other accrued liabilities. The decrease in accounts payable and other accrued liabilities was due to the payment of travel supplier liabilities for Travelocity North America of $94 million which was partially offset by an increase in travel supplier liabilities for Travelocity Europe.

Cash provided by operating activities for the six months ended June 30, 2013 was $171 million and consisted of net loss of $131 million, adjustments for non-cash and other items of $346 million and a decrease in cash of $44 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $154 million of depreciation and amortization, $136 million of goodwill impairment charges, $19 million in amortization of upfront incentive consideration, $14 million of debt modification costs, $12 million of loss on extinguishment of debt and $24 million of losses from discontinued operations, partially offset by $20 million of deferred taxes. The decrease in cash of $44 million from changes in operating assets and liabilities was primarily the result of a decrease of $77 million associated with an increase in accounts receivables in all of our segments due to seasonality, $39 million used for capitalized implementation costs, $28 million used for accrued compensation and related benefits and $19 million used for upfront incentive consideration. These decreases were partially offset by an increase of $132 million in accounts payable and accrued liabilities primarily due to seasonality for Travelocity.

Investing Activities

For the six months ended June 30, 2014, we used cash of $111 million on capital expenditures, including $96 million related to software developed for internal use and $15 million related to purchases of property, plant and equipment.

For the six months ended June 30, 2013, we used cash of $111 million on capital expenditures, including $95 million related to software developed for internal use and $16 million related to purchases of property, plant and equipment. In addition, we received $10 million in proceeds from the sale of TBiz.

Financing Activities

For the six months ended June 30, 2014, we used $4 million for financing activities. Significant highlights of our financing activities include:

—

we entered into the Repricing Amendments which resulted in proceeds of $148 million from new lenders which were utilized to repay prior lenders. There was no net change in our outstanding indebtedness as a result of the Repricing Amendments;

—

we raised $673 million net proceeds from our initial public offering and utilized the net proceeds to repay $296 million aggregate principal amount of our Term Loan C and $320 million aggregate principal amount of our 2019 Notes;

—	we paid down $27 million of the term loan outstanding as part of quarterly principal repayments; and
—	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes.

For the six months ended June 30, 2013, we used $50 million for financing activities. Significant highlights of our investing activities included:

—	we raised $2,190 million through the issuance of the Term Loan B and Term Loan C;
—	we utilized $2,178 million of the Term Loan B and Term Loan C proceeds to pay down term loans under our prior senior credit facility;
—	we incurred $17 million in debt issuance and third-party debt modification costs; and
—	we paid down $41 million of the term loan outstanding as part of quarterly principal repayments.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended June 30, 2014 and year ended December 31, 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued final guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance was issued to resolve diversity in practice. The standard is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe that the adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In April 2014, the FASB issued updated guidance that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The standard is effective for annual and interim reporting periods beginning in 2015. We do not believe that the adoption will have a material impact on our consolidated financial statements.

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

In January 2013, the FASB issued updated guidance on when it is appropriate to reclassify currency translation adjustments (“CTA”) into earnings. This guidance is intended to reduce the diversity in practice in accounting for CTA when an entity ceases to have a controlling interest in a subsidiary group or group of assets that is a business within a foreign entity and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition. The standard is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Sales of Unregistered Securities

On April 14, 2014, we issued 624 shares of our common stock upon exercise of vested options by certain of our employees for aggregate consideration of $6,221 under our equity compensation plans.

Prior to the closing of our initial public offering, we amended our Certificate of Incorporation and exercised our right to redeem all of our Series A Cumulative Preferred Stock. The amendment to our Certificate of Incorporation modified the redemption feature of the Series A Cumulative Preferred Stock to allow for settlement using cash, shares of our common stock or a mix of cash and shares of our common stock. On April 23, 2014, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock in exchange for 40,343,529 shares of our common stock, which were delivered pro rata to the holders thereof concurrently with the closing of our initial public offering

Use of Proceeds from Initial Public Offering of Common Stock

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares pursuant to a Registration Statement on Form S-1 (Registration No. 333-193438), which was declared effective by the Securities and Exchange Commission on April 16, 2014. On April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $673 million of net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses of $49 million.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
3.1	Form Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 22, 2014).
3.2	Form of Second Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 22, 2014).
4.1

Amended and Restated Registration Rights Agreement, dated April 23, 2014 by and among Sabre Corporation and certain stockholders (incorporate by reference to Exhibit 4.1 to Form 8-K filed on April 23, 2014).

10.1

Income Tax Receivable Agreement, dated April 23, 2014 between Sabre Corporation and Sovereign Manager Co-Invest, LLC, as representative of the Existing Stockholders (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 23, 2014).

10.2

Amended and Restated Stockholders’ Agreement, dated April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 23, 2014).

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

SABRE CORPORATION
(Registrant)
Date: August 7, 2014	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)