Form 10-Q
period 2014-09-30
Sabre Corp
filed 2014-11-12
CIK 1597033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 10, 2014, 265,364,515 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$756,303	$775,823	$2,229,286	$2,303,399
Cost of revenue (1) (2)	465,689	474,090	1,399,919	1,423,242
Selling, general and administrative (2)	169,183	208,033	575,413	620,226
Impairment	—	2,837	—	138,435
Restructuring charges	4,735	15,889	2,325	15,889
Operating income	116,696	74,974	251,629	105,607
Other income (expense):
Interest expense, net	(50,153)	(63,454)	(167,332)	(209,653)
Loss on extinguishment of debt	—	—	(33,538)	(12,181)
Joint venture equity income	2,867	1,841	9,367	7,873
Other, net	565	(2,429)	760	(1,099)
Total other expense, net	(46,721)	(64,042)	(190,743)	(215,060)
Income (loss) from continuing operations before income taxes	69,975	10,932	60,886	(109,453)
Provision (benefit) for income taxes	30,956	7,861	27,878	(5,229)
Income (loss) from continuing operations	39,019	3,071	33,008	(104,224)
(Loss) income from discontinued operations, net of tax	(1,736)	3,015	(8,017)	(20,895)
Net income (loss)	37,283	6,086	24,991	(125,119)
Net income attributable to noncontrolling interests	720	714	2,168	2,135
Net income (loss) attributable to Sabre Corporation	36,563	5,372	22,823	(127,254)
Preferred stock dividends	—	9,242	11,381	27,219
Net income (loss) attributable to common shareholders	$36,563	$(3,870)	$11,442	$(154,473)

Basic net income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations	$0.14	$(0.04)	$0.08	$(0.75)
(Loss) income from discontinued operations	(0.01)	0.02	(0.03)	(0.12)
Net income (loss) per common share	$0.14	$(0.02)	$0.05	$(0.87)
Diluted net income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations	$0.14	$(0.04)	$0.08	$(0.75)
(Loss) income from discontinued operations	(0.01)	0.02	(0.03)	(0.12)
Net income (loss) per common share	$0.13	$(0.02)	$0.05	$(0.87)
Weighted average common shares outstanding:
Basic	264,768	178,140	229,405	178,051
Diluted	273,330	178,140	237,994	178,051

Dividends per common share	$0.09	$—	$0.09	$—

(1) Includes amortization of upfront incentive consideration	$10,388	$9,385	$33,177	$28,736
(2) Includes stock-based compensation as follows:
Cost of revenue	$2,172	$544	$5,618	$816
Selling, general and administrative	3,300	2,142	16,816	4,630

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$37,283	$6,086	$24,991	$(125,119)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	1,522	(612)	3,711	(276)
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	—	—	8,162
Net change in foreign CTA gains (losses), net of tax	1,522	(612)	3,711	7,886
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129 and $1,041 for the three months ended September 30, 2014 and 2013, respectively, and $386 and $3,740 for the nine months ended September 30, 2014 and 2013, respectively	(229)	(2,405)	(686)	(6,596)
Amortization of actuarial losses, net of taxes of $(454) and $(414) for the three months ended September 30, 2014 and 2013, respectively, and $(1,299) and $(1,482) for the nine months ended September 30, 2014 and 2013, respectively	803	955	2,292	2,615
Total retirement-related benefit plans	574	(1,450)	1,606	(3,981)
Derivatives:
Unrealized gains (losses), net of taxes of $1,096 and $(1,311) for the three months ended September 30, 2014 and 2013, respectively, and $666 and $(484) for the nine months ended September 30, 2014 and 2013, respectively	(3,799)	2,752	(3,181)	564
Reclassification adjustment for realized losses, net of taxes of $(1,057) and $(1,615) for the three months ended September 30, 2014 and 2013, respectively, and $(2,607) and $(4,079) for the nine months ended September 30, 2014 and 2013, respectively	1,684	2,703	2,747	6,312
Net change in unrealized (losses) gains on derivatives, net of tax	(2,115)	5,455	(434)	6,876
Share of other comprehensive income of joint venture	—	—	3,420	—
Other comprehensive (loss) income	(19)	3,393	8,303	10,781
Comprehensive income (loss)	37,264	9,479	33,294	(114,338)
Less: Comprehensive income attributable to noncontrolling interests	(720)	(714)	(2,168)	(2,135)
Comprehensive income (loss) attributable to Sabre Corporation	$36,544	$8,765	$31,126	$(116,473)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$157,747	$308,236
Restricted cash	755	2,359
Accounts receivable, net	466,753	434,288
Prepaid expenses and other current assets	56,315	53,378
Current deferred income taxes	39,184	41,431
Other receivables, net	28,902	29,511
Assets of discontinued operations	9,364	13,624
Total current assets	759,020	882,827
Property and equipment, net of accumulated depreciation of $824,146 and $722,916	526,722	498,523
Investments in joint ventures	142,639	132,082
Goodwill	2,152,590	2,138,175
Trademarks and brandnames, net of accumulated amortization of $554,286 and $545,597	307,445	323,035
Other intangible assets, net of accumulated amortization of $956,606 and $889,904	261,581	311,523
Other assets, net	522,397	469,543
Total assets	$4,672,394	$4,755,708

Liabilities, temporary equity and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$129,555	$111,386
Travel supplier liabilities and related deferred revenue	107,409	213,504
Accrued compensation and related benefits	91,700	117,689
Accrued subscriber incentives	168,019	142,767
Deferred revenues	176,990	136,380
Litigation settlement liability and related deferred revenue	75,409	38,920
Other accrued liabilities	210,196	267,867
Current portion of debt	22,418	86,117
Liabilities of discontinued operations	23,881	41,788
Total current liabilities	1,005,577	1,156,418
Deferred income taxes	8,601	10,253
Other noncurrent liabilities	523,728	263,182
Long-term debt	3,065,440	3,643,548
Commitments and contingencies (Note 14)
Temporary equity
Series A Redeemable Preferred Stock: $0.01 par value; 225,000,000 authorized shares; no shares issued and outstanding at September 30, 2014; 87,229,703 shares issued and 87,184,179 outstanding at December 31, 2013	—	634,843
Stockholders’ equity (deficit)
Common Stock: $0.01 par value; 450,000,000 authorized shares; 265,224,958 and 178,633,409 shares issued, 264,787,572 and 178,491,568 outstanding at September 30, 2014 and December 31, 2013, respectively	2,652	1,786
Additional paid-in capital	1,911,172	880,619
Treasury Stock, at cost, 437,386 shares at September 30, 2014	(5,297)	—
Retained deficit	(1,797,944)	(1,785,554)
Accumulated other comprehensive loss	(41,592)	(49,895)
Noncontrolling interest	57	508
Total stockholders’ equity (deficit)	69,048	(952,536)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$4,672,394	$4,755,708

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income (loss)	$24,991	$(125,119)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	230,461	230,277
Impairment	—	138,435
Restructuring charges	3,247	4,089
Amortization of upfront incentive consideration	33,177	28,736
Litigation related (gains) charges	(6,132)	6,117
Stock-based compensation expense	22,434	5,446
Allowance for doubtful accounts	6,371	7,583
Deferred income taxes	6,232	(19,357)
Joint venture equity income	(9,367)	(7,873)
Dividends received from joint venture investments	2,205	—
Amortization of debt issuance costs	4,779	5,323
Debt modification costs	3,290	14,003
Loss on extinguishment of debt	33,538	12,181
Other	3,658	(10,210)
Loss from discontinued operations	8,017	20,895
Changes in operating assets and liabilities:
Accounts and other receivables	(58,435)	(46,394)
Prepaid expenses and other current assets	(10,612)	7,314
Capitalized implementation costs	(27,602)	(48,686)
Upfront incentive consideration	(31,633)	(26,634)
Other assets	(58,120)	(63,389)
Accrued compensation and related benefits	(23,104)	7,361
Accounts payable and other accrued liabilities	(31,516)	109,778
Pension and other postretirement benefits	(4,200)	2,186
Cash provided by operating activities	121,679	252,062
Investing Activities
Additions to property and equipment	(160,385)	(168,744)
Acquisition, net of cash acquired	(31,799)	(30,476)
Proceeds from sale of business	—	10,000
Other investing activities	235	—
Cash used in investing activities	(191,949)	(189,220)
Financing Activities
Proceeds of borrowings from lenders	148,307	2,540,063
Payments on borrowings from lenders	(797,028)	(2,239,538)
Proceeds from issuance of common stock in initial public offering, net	672,137	—
Prepayment fee and debt modification and issuance costs	(30,490)	(19,116)
Acquisition-related contingent consideration paid	(27,000)	—
Dividends paid to common shareholders	(23,831)	—
Other financing activities	(1,384)	(6,692)
Cash (used in) provided by financing activities	(59,289)	274,717
Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(25,424)	6,352
Net cash provided by investing activities	3,760	20,502
Net cash (used in) provided by discontinued operations	(21,664)	26,854
Effect of exchange rate changes on cash and cash equivalents	734	480
(Decrease) increase in cash and cash equivalents	(150,489)	364,893
Cash and cash equivalents at beginning of period	308,236	126,695
Cash and cash equivalents at end of period	$157,747	$491,588

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

Initial Public Offering and Share-based Compensation—On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares, and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $672 million of net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses. Upon closing of our initial public offering, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock in exchange for 40,343,529 shares of our common stock.

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of our term loans and (ii) $320 million aggregate principal amount of our senior secured notes due in 2019 at a redemption price of 108.5% of the principal amount, which represents the maximum amount of the contingent call option exercisable in the event of an equity offering (see Note 8, Debt). The term loan prepayment occurred in two installments: the first prepayment of $207 million occurred on April 24, 2014 and the second prepayment of $90 million occurred on April 29, 2014. The redemption of $320 million of our senior secured notes due in 2019 occurred on May 7, 2014. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the senior secured notes due in 2019. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) pursuant to a management services agreement (the “MSA”), which was thereafter terminated.

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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2014. The accompanying interim financial statements should be read in conjunction with our annual audited financial statements and related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

We consolidate all of our majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are currently consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.

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

2. Acquisitions

On September 11, 2014, we acquired certain assets and liabilities of Genares Worldwide Reservation Services, Ltd. (“Genares”), a provider of central reservation systems, revenue management and marketing solutions to more than 2,300 independent and chain hotel properties worldwide. Under the transaction, we acquired the assets of Genares for cash consideration of $32 million. The operating results of Genares have been included in our consolidated statement of operations and results of operations of our Airline and Hospitality Solutions segment from the date of the acquisition. The assets acquired and liabilities assumed have been recorded in our consolidated balance sheet based on preliminary fair value estimates. The final allocation of the purchase price will be based on a complete evaluation of the assets acquired and liabilities assumed. Accordingly, the information presented in our consolidated balance sheet and elsewhere in this report may differ from the final purchase price allocation. The preliminary allocation of the purchase price includes $14 million to goodwill, which is deductible for tax purposes, $17 million to other intangible assets and $1 million to net assets acquired. The other intangible assets consist primarily of $14 million of acquired customer relationships with a useful life of ten years and $2 million of non-compete agreements with a useful life of five years.

3. Discontinued Operations and Dispositions

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

Discontinued Operations

The results for the following Travelocity operations are presented in (loss) income from discontinued operations in our consolidated statements of operations:

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

Zuji—In December 2012, we entered into an agreement to sell our shares of Zuji Properties A.V.V. and Zuji Pte Ltd along with its operating subsidiaries (collectively “Zuji”), a Travelocity Asia Pacific-based Online Travel Agency (“OTA”). At that time, the assets were recorded at the lower of the carrying amount or fair value less cost to sell. We recorded an estimated loss on the sale of approximately $14 million, net of tax during 2012. We sold Zuji on March 21, 2013 and recorded an additional $11 million loss on sale, net of tax during the three months ended March 31, 2013. We have continuing cash flows from Zuji due to reciprocal agreements between us and Zuji to provide hotel reservations services over a three year period. The agreements include commissions to be paid to the respective party based on qualifying bookings. The continuing cash flows associated with Zuji were not material to our results of operations for the nine months ended September 30, 2014.

Results of Discontinued Operations—We have reported the results of operations of Holiday Autos and Zuji as discontinued operations. As part of the Zuji sale agreement, we had retained the rights to receive refunds of certain disputed income taxes outstanding as of the sale date. During the third quarter of 2014, we received a $2 million tax refund associated with the operations of Zuji prior to its disposal which is included in (benefit) provision for income taxes of discontinued operations. The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$12,806	$—	$48,549
Cost of revenue	146	2,882	1,257	14,668
Selling, general and administrative	680	469	3,023	31,030
Operating (loss) income	(826)	9,455	(4,280)	2,851
Other income (expense):
Interest expense, net	(2,559)	3,613	(5,917)	1,493
Loss on sale of businesses, net	—	—	—	(27,708)
Other, net	(392)	(4,283)	(2,044)	(880)
Total other expense, net	(2,951)	(670)	(7,961)	(27,095)
(Loss) income from discontinuing operations before income taxes	(3,777)	8,785	(12,241)	(24,244)
(Benefit) provision for income taxes	(2,041)	5,770	(4,224)	(3,349)
Net (loss) income from discontinued operations	$(1,736)	$3,015	$(8,017)	$(20,895)

Dispositions

Disposition of Certain Assets of Travelocity—In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in upfront proceeds. Pursuant to the sale agreement, we will receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeds certain revenue thresholds during the calendar years ending December 31, 2014 and 2015. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds have been deferred, based on fair value of the TSA services. At the time of sale, we recognized no net gain or loss which was comprised of a $3 million loss on disposition, offset by a $3 million receivable for earn-out proceeds. During the third quarter of 2014, we determined that receipt of the earn-out proceeds was no longer probable and therefore fully impaired the receivable. The $3 million loss is included in restructuring charges for the three and nine months ended September 30, 2014 in our consolidated statements of operations.

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

4. Restructuring Charges

Travelocity Restructuring—In the third quarter of 2013, we initiated plans to restructure Travelocity, shifting Travelocity in the United States and Canada away from a fixed-cost model to a lower-cost, performance-based shared revenue structure. On August 22, 2013 we entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”), in which Expedia powers the technology platforms for Travelocity’s existing U.S. and Canadian websites, as well as provides Travelocity with access to Expedia’s supply and customer service platforms. In connection with the Expedia SMA, we also entered into a put/call agreement with Expedia (the “Put/Call Agreement”). The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and provide our customers with the benefit of Expedia’s long term investment in its technology platform as well as its supply and customer service platforms. Both parties began development and implementation after signing the Expedia SMA. Substantially all supplier offerings have been migrated to the Expedia platform which has resulted in increased conversion and operational efficiency and has allowed us to shift our focus to Travelocity’s marketing strengths. Based on the terms of the Expedia SMA, Expedia earned an incentive payment of $8 million in January 2014 and an additional $3 million in March 2014. We are amortizing these payments over the non-cancellable term of the Expedia SMA as a reduction to revenue.

Expedia pays us a performance-based marketing fee that varies based on the amount of travel booked through Travelocity-branded websites powered by Expedia under this collaborative arrangement. The marketing fee we receive is recorded as marketing fee revenue and the cost we incur to promote the Travelocity brand and for marketing is recorded as selling, general and administrative expense in our results of operations. Correspondingly, we are winding down certain internal processes, including back office functions, as substantially all transactions have moved from our technology platforms to those of Expedia.

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

In the fourth quarter of 2013, we also initiated a plan to restructure lastminute.com, the European portion of the Travelocity business. This plan involved establishing lastminute.com as a stand-alone operation, separating processes from the North America operations, while adding efficiencies to streamline the European operations. Travelocity continues to be managed as one reportable segment.

During the three months ended September 30, 2014, we recorded restructuring charges of $5 million which includes a $3 million loss on the sale of TPN, $1 million in additional severance costs and $1 million in other costs. During the nine months ended September 30, 2014, we recorded restructuring charges of $2 million which includes a $3 million loss on the sale of TPN, $2 million in additional severance costs and $2 million in other costs, net of adjustments to our original estimates of employee termination benefits of $4 million. The adjustments to our original estimates are primarily the result of certain employees transferring to the acquirer of the TPN business without a required severance payment. We estimate that we will incur additional charges for the remainder of 2014 of approximately $3 million consisting of contract termination and other related costs.

Technology Restructuring—Our corporate expenses include a technology organization that provides development and support activities to our business segments. Costs associated with our technology organization are charged to the business segments primarily based on its usage of development resources. For the year ended December 31, 2013, the majority of costs associated with the technology organization were incurred by Travel Network and Airline and Hospitality Solutions. In the fourth quarter of 2013, we initiated a restructuring plan to simplify our technology organization, better align costs with our current business, reduce our spending on third-party resources, increase focus on product development and reduce our employee base by approximately 350 employees. The majority of this plan was completed in the first half of 2014 and we do not expect to record material charges in 2014 related to this action.

The change in our restructuring accruals, included in other current liabilities, is as follows (in thousands):

	Employee Termination Benefits
	Travelocity	Technology Organization	Total
Balance as of December 31, 2013	$17,731	$8,163	$25,894
Charges	2,102	—	2,102
Adjustments	(3,938)	(914)	(4,852)
Payments	(9,261)	(6,877)	(16,138)
Balance as of September 30, 2014	$6,634	$372	$7,006

The charges included in our restructuring accruals do not include items charged directly to expense (e.g., asset impairments) and other periodic costs recognized as incurred, as those items are not reflected in the restructuring reserve in our consolidated balance sheet. Restructuring charges are not allocated to the segments for segment reporting purposes (see Note 15, Segment Information).

5. Equity Method Investments

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

A summary of Abacus’ income statement information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$87,039	$83,237	$263,536	$248,814
Operating income	12,876	15,946	42,961	41,683
Net income	10,793	8,887	34,863	30,575

6. Pension and Other Postretirement Benefit Plans

We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits are accrued after that date. We also sponsor a defined benefit pension plan for certain employees in Canada.

We previously provided retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidized a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. In February 2009, we amended our retiree medical plan to reduce the subsidies received by participants by 20% per year over five years, with no further subsidies beginning January 1, 2014. This amendment resulted in $57 million of prior service credit recorded in other comprehensive income that was amortized to operating expense over the remaining term which concluded in December 2013. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension Benefits:
Interest cost	$4,886	$4,483	$14,686	$13,448
Expected return on plan assets	(5,909)	(5,908)	(17,959)	(17,726)
Amortization of prior service credit	(358)	(359)	(1,074)	(1,075)
Amortization of actuarial loss	1,290	1,846	3,690	5,537
Net periodic (credit) cost	$(91)	$62	$(657)	$184
Other Benefits:
Interest cost	—	10	2	30
Amortization of prior service credit	—	(3,087)	—	(9,261)
Amortization of actuarial gain	(33)	(477)	(99)	(1,439)
Net periodic credit	$(33)	$(3,554)	$(97)	$(10,670)

We made contributions of $4 million to fund our defined benefit pension plans during the nine months ended September 30, 2014. No contributions were made during the nine months ended September 30, 2013. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we do not expect to make additional contributions to our defined benefit pension plans for the remainder of 2014.

7. Income Taxes

Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 46% and 5%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the impairment of nondeductible goodwill in the prior year, the amount of current year losses for which no tax benefit can be recognized relative to the amount of pre-tax income and the impact of other discrete items, partially offset by the increase in forecasted earnings in lower tax jurisdictions.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $69 million and $61 million as of September 30, 2014 and December 31, 2013, respectively.

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into an income tax receivable agreement (“TRA”) that provides those stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Existing Stockholders”) the right to receive future payments from us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). We recognized an initial liability of $321 million after considering the valuation allowance of $66 million recorded against the Pre-IPO Tax Assets. The TRA liability was recorded as a reduction to additional paid-in capital and an increase to other noncurrent liabilities. No payments have been made under the TRA during the nine months ended September 30, 2014 and we do not expect material payments to occur prior to 2016. Any payments made under the TRA will be classified as a financing activity in our statement of cash flows.

8. Debt

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

As of September 30, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,088 million and $3,730 million, respectively, net of unamortized discounts of $15 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2014 and December 31, 2013 (in thousands):

	Rate	Maturity	September 30, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L + 3.00%	February 2019	$1,743,938	$1,757,250
Incremental term loan facility	L + 3.00%	February 2019	346,500	349,125
Term Loan C	L + 2.50%	December 2017	49,313	361,250
Revolver, $370 million	L + 2.75%	February 2019	—	—
Revolver, $35 million	L + 3.25%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	800,000
Mortgage facility	5.80%	March 2017	82,457	83,286
Face value of total debt outstanding			3,102,208	3,750,911
Less current portion of debt outstanding			(22,418)	(86,117)
Face value of long-term debt outstanding			$3,079,790	$3,664,794

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

On September 30, 2013, we entered into an agreement for an incremental term loan facility to Term Loan B (the “Incremental Term Loan Facility”), having a face value of $350 million and providing total net proceeds of $350 million. We have used a portion, and intend to use the remainder of the proceeds of the Incremental Term Loan Facility, for working capital, general corporate purposes and ongoing and future strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and initially bore interest at a rate equal to the LIBOR rate, subject to a 1.00% floor, plus 3.50% per annum. It includes a provision for increases in interest rates to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancing of amounts under the Amended and Restated Credit Agreement.

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

Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.5 to 1.0 for 2013 and is 5.0 to 1.0 for 2014. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of September 30, 2014, we are in compliance with all covenants under the Amended and Restated Credit Agreement.

As of September 30, 2014 and December 31, 2013, we had no outstanding balance under the Extended and Unextended Revolver. As of September 30, 2014, we had outstanding letters of credit totaling $60 million, which reduces our overall credit capacity under the Revolver. As of December 31, 2013, we had outstanding letters of credit totaling $67 million, of which $66 million reduced our overall credit capacity under the Revolver and $1 million was collateralized with restricted cash.

Principal Payments

Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. The Extended Revolver matures on February 19, 2019 and the Unextended Revolver matures on February 19, 2018. For the nine months ended September 30, 2014, we made $328 million of principal payments of which $296 million was the prepayment on Term Loan C. We are scheduled to make $22 million in principal payments over the next twelve months.

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

	Eurocurrency borrowings		Base rate borrowings
	Applicable Margin (1)	Floor	Applicable Margin (1)	Floor
Term Loan B, prior to Repricing Amendments	4.00%	1.25%	3.00%	2.25%
Term Loan B, subsequent to Repricing Amendments	3.25%	1.00%	2.25%	2.00%
Incremental term loan facility	3.50%	1.00%	2.50%	2.00%
Term Loan C	3.00%	1.00%	2.00%	2.00%
Revolver, $370 million	3.00%	N/A	2.00%	N/A
Revolver, $35 million	3.75%	N/A	2.75%	N/A

____________________________________________________________

(1)	Applicable margins do not reflect potential step downs which are determined by the Senior Secured Leverage Ratio. See below for additional information.

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

We have elected the three-month LIBOR as the floating interest rate on all $2,140 million of our outstanding term loans. As of September 30, 2014, the interest rate, including applicable margin, is 4.0% for the Term Loan B of $1,744 million; 4.0% for the Incremental Term Loan Facility of $347 million; and 3.5% for the Term Loan C of $49 million. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 9, Derivatives).

In connection with the prepayment on Term Loan C and the Repricing Amendments, we recognized losses on extinguishment of debt of $1 million and $3 million, respectively. In addition, we incurred costs totaling $3 million as a result of the Repricing Amendments which were recorded as interest expense. In 2013, we incurred costs totaling $19 million associated with the Amended and Restated Credit Agreement and the Incremental Term Loan Facility. We charged $14 million to interest expense during the first quarter of 2013, and capitalized $3 million and $2 million as debt issuance costs during the first and third quarter of 2013, respectively. We also recognized a loss on extinguishment of debt of $12 million for the nine months ended September 30, 2013 as a result of the Amended and Restated Credit Agreement. As of September 30, 2014, we had $24 million of unamortized debt issuance costs included in other assets in our consolidated balance sheets associated with all debt transactions under the Amended and Restated Credit Agreement and the previous senior secured credit agreement. These costs are being amortized to interest expense over the maturity period of the Amended and Restated Credit Agreement. Our effective interest rates for the three and nine months ended September 30, 2014 and 2013, inclusive of amounts charged to interest expense as described above, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Including the impact of interest rate swaps	5.25%	6.26%	5.64%	7.15%
Excluding the impact of interest rate swaps	4.50%	5.51%	4.94%	6.43%

Senior Unsecured Notes

As of September 30, 2014, we have, at face value, $400 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions and entering into mergers, consolidations or a transfer of substantially all our assets. As of September 30, 2014, we are in compliance with all covenants under the 2016 Notes.

Senior Secured Notes

We have, at face value, $480 million in senior secured notes bearing interest at a rate of 8.50% and maturing on May 15, 2019 (“2019 Notes”). The 2019 Notes include certain non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. These covenants are similar in nature to those existing in the Amended and Restated Credit Agreement. As of September 30, 2014, we are in compliance with all covenants under the 2019 Notes.

The indenture to the 2019 Notes allowed us, at our option, to redeem up to 40% of the principal amount of the notes outstanding in the event of an equity offering, such as an initial public offering, until May 15, 2015. The contingent call option was at a price of 108.50%, plus accrued and unpaid interest, if any, to the date of redemption. In May 2014, we exercised our contingent call option and prepaid $320 million, or 40%, of the outstanding principal on the 2019 Notes at the redemption price of 108.5% of the principal amount. As a result of the prepayment, we recognized a loss on extinguishment of $31 million, which included the $27 million redemption premium.

Mortgage Facility

We have $82 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of September 30, 2014, we are in compliance with all covenants under the mortgage facility.

Aggregate Maturities

As of September 30, 2014, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Three months ending December 31, 2014	$5,601
2015	22,435
2016	422,493
2017	150,303
2018	21,250
Thereafter	2,480,125
Total	$3,102,208

9. Derivatives

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

Our interest rate swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February of 2013 (see Note 8, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in the consolidated statement of operations.

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2015. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2014 and 2013. As the outstanding contracts settle, it is estimated that $4 million in losses will be reclassified from other comprehensive income (loss) to earnings. We have also entered into short-term forward contracts to hedge a portion of our foreign currency exposure related to travel supplier liability payments. As part of our risk management strategy, these derivatives were not designated for hedge accounting at inception; therefore, the change in fair value of these contracts is recorded in our consolidated statements of operations. The adjustments to fair value of our foreign currency forward contracts for the three and nine months ended September 30, 2014 were not material to our results of operations.

As of September 30, 2014 and December 31, 2013, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

September 30, 2014 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,950	$6,195	0.8914
Euro	US Dollar	22,750	30,323	1.3329
British Pound Sterling	US Dollar	21,950	36,239	1.6510
Indian Rupee	US Dollar	1,074,000	16,680	0.0155
Polish Zloty	US Dollar	193,800	61,376	0.3167

December 31, 2013 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	5,625	$5,041	0.8962
Australian Dollar	US Dollar	975	996	1.0215
Euro	US Dollar	12,800	16,624	1.2988
British Pound Sterling	US Dollar	18,450	28,908	1.5668
Indian Rupee	US Dollar	1,174,000	18,593	0.0158
Polish Zloty	US Dollar	170,400	52,748	0.3096

Interest Rate Swap Contracts—In April 2007, in connection with our then existing senior secured credit facilities, we entered into six interest rate swaps, four of which matured prior to 2013. The table below sets forth the remaining two interest rate swaps which matured on September 30, 2014.

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
$750 million

The objective of the swaps was to hedge the interest payments associated with floating-rate liabilities on the notional amounts of a portion of our senior secured debt as summarized in the table above. Our interest rate swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013 (see Note 8, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our interest rate swap agreements for the three and nine months ended September 30, 2014 were not material to our results of operations.

The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign exchange contracts	Prepaid expenses	$—	$5,374
	Other accrued liabilities	$(4,079)	$—

The effects of derivative instruments, net of taxes, on other comprehensive income (loss) (“OCI”) for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Foreign exchange contracts	$(3,799)	$2,752	$(3,181)	$564

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location	2014	2013	2014	2013
Foreign exchange contracts	Cost of revenue	$646	$(370)	$4,242	$685

As described in Note 8, Debt, on February 19, 2013 we entered into an agreement that amended and restated our existing senior secured credit facilities. As a result, a critical term of the interest rate swap agreements no longer matched the senior secured debt, and we no longer qualified for hedge accounting as of January 1, 2013. For the three and nine months ended September 30, 2014, we reclassified $4 million ($2 million, net of tax) and $11 million ($7 million, net of tax), respectively, from OCI to interest expense related to the derivatives that no longer qualify for hedge accounting. The interest rate swaps matured on September 30, 2014.

Embedded Derivative Related to Senior Secured Notes—The 2019 Notes included a contingent call option to redeem up to 40% of the notes in the event of an equity offering at a rate of 108.50%, until May 15, 2015. This contingent call option was not clearly and closely related to the hybrid indenture and therefore required separate accounting. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes. In conjunction with the prepayment, the fair value of the contingent call option of $2 million was charged to loss on debt extinguishment for the nine months ended September 30, 2014.

10. Fair Value Measurements

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

Interest Rate Swaps—The fair value of our interest rate swaps was estimated using a combined income and market-based valuation methodology based upon Level 2 inputs including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes. Our outstanding interest rate swaps matured during the third quarter of 2014 and we had no interest rate swaps outstanding as of September 30, 2014.

Contingent Consideration—On August 1, 2012, we acquired all of the outstanding stock and ownership interest of PRISM. Included in the purchase price is contingent consideration, based on management’s best estimate of fair value and future performance results on the acquisition date and is to be paid in 24 months following the acquisition date. Fair value of this payment was estimated considering the timing of the payments and discounted at 4.75%, representing our short-term borrowing rate based on our revolving credit facility at the time of the acquisition, a Level 3 input. For the three and nine months ended September 30, 2014 and 2013, the expense recognized related to the change in fair value was not material. In August 2014, we paid the remaining contingent consideration and contingent employment payments associated with our acquisition of PRISM which totaled $30 million.

Embedded Derivative—As part of the 2019 Notes, we acquired a contingent call option to redeem a portion of the 2019 Notes in the event of an equity offering (see Note 8, Debt). We determined the fair value of this call option by evaluating the difference in fair value of the hybrid instrument with and without the call option requiring separate accounting. We calculated the fair value using Level 3 unobservable inputs such as management’s estimate of the probability of an equity offering, credit spreads and the expected future volatility of interest rates based on historical trends. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes.

As of September 30, 2014, we had $4 million of liabilities associated with foreign currency forward contracts classified as Level 2. We had no other assets or liabilities required to be measured at fair value on a recurring basis as of September 30, 2014.

The following table presents the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2013	Level 1	Level 2	Level 3
Contingent consideration	$(26,303)	$—	$—	$(26,303)
Derivatives
Foreign currency forward contracts (see Note 9)	5,374	—	5,374	—
Interest rate swap contracts (see Note 9)	(11,533)	—	(11,533)	—
Contingent call option, 2019 Notes (see Note 8)	1,657	—	—	1,657
Total derivatives	(4,502)	—	(6,159)	1,657
Total	$(30,805)	$—	$(6,159)	$(24,646)

Other Financial Instruments

Notes Payable—The fair values of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of September 30, 2014 and December 31, 2013. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Term Loan B	$1,722,138	$1,777,107	$1,736,119	$1,747,378
Incremental term loan facility	342,602	349,334	346,500	349,125
Term Loan C	49,189	363,056	49,061	360,477
Senior unsecured notes due 2016	433,000	448,320	392,767	389,321
Senior secured notes due 2019	520,500	886,000	480,779	799,823

11. Comprehensive Income (Loss)

At September 30, 2014 and December 31, 2013, the components of accumulated other comprehensive income (loss), net of related deferred income taxes were as follows (in thousands):

	September 30, 2014	December 31, 2013
Retirement-related benefit plans	$(62,156)	$(63,762)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(3,118)	(2,684)
Unrealized foreign currency translation gain	18,761	15,050
Other (1)	4,921	1,501
Total accumulated other comprehensive loss, net of tax	$(41,592)	$(49,895)

____________________________________________________________

(1)	Primarily relates to our share of Abacus’ accumulated other comprehensive income. See Note 5, Equity Method Investments.

In the nine months ended September 30, 2013, we reclassified $8 million, net of tax, of foreign currency translation losses from accumulated other comprehensive income into loss from discontinued operations as a result of the disposition of Zuji (see Note 3, Discontinued Operations and Dispositions). The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans are included in selling, general and administrative expenses. See Note 9, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

12. Redeemable Preferred Stock

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

13. Earnings Per Share

The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, expect per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$39,019	$3,071	$33,008	$(104,224)
Net income attributable to noncontrolling interests	720	714	2,168	2,135
Preferred stock dividends	—	9,242	11,381	27,219
Net income (loss) from continuing operations available to common shareholders, basic and diluted	$38,299	$(6,885)	$19,459	$(133,578)
Denominator:
Basic weighted-average common shares outstanding	264,768	178,140	229,405	178,051
Dilutive effect of stock awards	8,562	—	8,589	—
Diluted weighted-average common shares outstanding	273,330	178,140	237,994	178,051
Basic earnings per share	$0.14	$(0.04)	$0.08	$(0.75)
Diluted earnings per share	$0.14	$(0.04)	$0.08	$(0.75)

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 2 million and 21 million common stock equivalents for the three months ended September 30, 2014 and 2013, respectively, and 1 million and 21 million common stock equivalents for the nine months ended September 30, 2014 and 2013, respectively. As we recorded net losses from continuing operations available to common shareholders in the three and nine months ended September 30, 2013, all common stock equivalents were excluded from the calculation of diluted earnings per share as its inclusion would have been antidilutive.

14. Contingencies

Value Added Tax Receivables

We generate Value Added Tax (“VAT”) refund claims, recorded as receivables, in multiple jurisdictions through the normal course of our business. Audits related to these claims are in various stages of investigation. If the results of the audit or litigation were to become unfavorable, the uncollectible amounts could be material to our results of operations. In previous years, the right to recover certain VAT receivables associated with European businesses has been questioned by tax authorities. We believe that our claims are valid under applicable law and as such we will continue to pursue collection, possibly through litigation. We assess VAT receivables for collectability and may be required to record reserves in the future. Our VAT receivables totaled $24 million and $23 million as of September 30, 2014 and December 31, 2013, respectively, and are included in other receivables in our consolidated balance sheets.

Litigation and Risks Relating to Value Added Taxes

Holiday Autos, a discontinued operation (see Note 3, Discontinued Operations and Dispositions), conducted a cross border car rental brokering business that involved substantial sums of VAT receivables and payable from the period 2007 to 2009. Certain of the VAT receivables were challenged by tax authorities and successfully defended. In France, however, the Court of Appeal ruled against us on June 18, 2013 in respect of outstanding VAT refund claims of $4 million made for the periods 2007 through 2009. We believe our claims are valid and have appealed the decision to the Supreme Court in France. Due to litigation, significant delays and other factors impacting our settlement of these claims, we have recorded an allowance for losses relating to such events in assets of discontinued operations in our consolidated balance sheets. The allowances recorded as of September 30, 2014 and December 31, 2013, in respect of the French claims subject to litigation, were $4 million. Our VAT receivables, net of reserves, associated with Holiday Autos totaled $5 million and $6 million as of September 30, 2014 and December 31, 2013, respectively, and are included in assets of discontinued operations in our consolidated balance sheets.

As we dissolve subsidiaries associated with discontinued operations, tax authorities may or have initiated audits that could result in challenges to our refund claims and assessments of additional taxes. We believe the merits of our claims are valid and will aggressively defend any denial of our claims.

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

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether Travelocity and other OTAs owe sales or occupancy taxes on some or all of the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel accommodations taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to the sales or occupancy tax at issue based on the construction of the language in the ordinance. The Fourth, Sixth and

Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for nuisance value, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in North Carolina, California, Montana, Arizona and Colorado. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. The plaintiffs have filed a petition for discretionary review with the North Carolina Supreme Court. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities in Arizona, including Phoenix, Scottsdale, Tempe, and Tucson. On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. The City of San Diego has filed a petition asking the Supreme Court of California to review the case. This marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has appealed the decision. On July 3, 2014, the Colorado Court of Appeals affirmed a final judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has petitioned the Supreme Court of Colorado to review the decision.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, our reserve for these cases totaled $6 million and is included in other accrued liabilities in our consolidated balance sheets.

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

On June 21, 2013, a state trial court in Cook County, Illinois granted summary judgment in favor of the City of Chicago and against Travelocity and other OTAs, ruling that Chicago’s hotel tax applies to the fees retained by the OTAs because, according to the trial court, OTAs act as hotel “managers” when facilitating hotel reservations. Travelocity subsequently settled the lawsuit prior to the entry of final judgment or any ruling on damages for an amount not material to our results of operations.

On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to city hotel occupancy taxes and that the OTAs have a duty to assess, collect and remit these taxes. We disagree with the jury’s finding that we “control” hotels, and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit. The verdict against us, including penalties and interest, is $4 million which we do not believe we will ultimately pay and therefore have not accrued any loss related to this case.

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

In late 2012, the Tax Appeal Court of the State of Hawaii granted summary judgment in favor of Travelocity and other OTAs on the issue of whether Hawaii’s transient accommodation tax applies to the merchant revenue model. However, in January 2013, the same court granted summary judgment in favor of the State of Hawaii and against Travelocity and other OTAs on the issue of whether the state’s general excise tax, which is assessed on all business activity in the state, applies to the merchant revenue model for the period from 2002 to 2011.

We recorded charges of $1 million and $17 million in cost of revenue for the nine months ended September 30, 2014 and 2013, respectively, which represents the amount we would owe to the State of Hawaii, prior to appealing the Tax Appeal Court’s ruling, in back excise taxes, penalties and interest based on the court’s interpretation of the statute. As of September 30, 2014, we maintained an accrued liability of $9 million for this case and have not made material payments in the nine months ended September 30, 2014. Payment of such amount is not an admission that we believe we are subject to the taxes in question.

The State of Hawaii has appealed the Tax Appeal Court’s decision that Travelocity is not subject to transient accommodation tax, and Travelocity has likewise appealed the Tax Appeal Court’s determination that we are subject to general excise tax, as we believe the decision is incorrect and inconsistent with the same court’s prior rulings. If any excise tax is in fact owed (which we dispute), we believe the correct amount should be under $10 million. The ultimate resolution of these contingencies may differ from the liabilities recorded. To the extent our appeal is successful in reducing or eliminating the assessed excise tax amounts, the State of Hawaii would be required to refund such amounts, plus interest. On May 20, 2013, the State of Hawaii issued additional assessments of general excise tax and hotel occupancy tax for the calendar year 2012. Travelocity has appealed these assessments to the Tax Appeal Court, and these assessments have been stayed pending a final appellate decision on the original assessments.

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

On July 18, 2014, the State of Hawaii also issued additional assessments of general excise tax and hotel occupancy tax for the calendar year 2013.  Travelocity has appealed those assessments to the Tax Appeal Court and intends to request a stay of the assessments pending a final appellate decision on the original assessments.

As of September 30, 2014, we have a reserve of $20 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel sales, occupancy or excise taxes, which includes the $11 million liability for the remaining payments to the State of Hawaii. As of December 31, 2013, the reserve for litigation involving hotel sales, occupancy or excise taxes was $18 million. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

In addition to the actions by the tax authorities, four consumer class action lawsuits have been filed against us in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits was dismissed by the trial court and this dismissal was subsequently affirmed by the Texas Supreme Court; one was voluntarily dismissed by the plaintiffs; one is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the last is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate.

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

US Airways Antitrust Litigation and DOJ Investigation

US Airways Antitrust Litigation

In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with airlines, especially US Airways itself, which US Airways says contain anticompetitive content-related provisions, and an alleged conspiracy with the other

GDSs, allegedly to maintain the industry structure and not to implement US Airways’ preferred system of distributing its Choice Seats product. We strongly deny all of the allegations made by US Airways. US Airways quantifies its damages at either $317 million or $482 million (before trebling), depending on certain assumptions. We believe both estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts.

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and we are awaiting a ruling. No trial date has been set and we anticipate the most likely trial date would be in the first half of 2015, assuming no delays with the court’s schedule and that we do not prevail completely with our summary judgment motions.

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

Insurance Carriers

We have disputes against two of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts. To date, settlement discussions have been unsuccessful. We are currently in the discovery process. The court has not yet scheduled a trial date though we anticipate trial to begin in the second half of 2015.

Hotel Related Antitrust Proceedings

On August 20, 2012, two individuals alleging to represent a putative class of bookers of online hotel reservations filed a complaint against Sabre Holdings, Travelocity.com LP, and several other online travel companies and hotel chains in the U.S. District Court for the Northern District of California, alleging federal and state antitrust and related claims. The complaint alleges generally that the defendants conspired to enter into illegal agreements relating to the price of hotel rooms. Over 30 copycat suits were filed in various courts in the United States. In December 2012, the Judicial Panel on Multi-District Litigation centralized these cases in the U.S. District Court in the Northern District of Texas, which subsequently consolidated them. The proposed class period is January 1, 2003 through May 1, 2013. On June 15, 2013, the court granted Travelocity’s motion to compel arbitration of claims involving Travelocity bookings made on or after February 4, 2010. While all claims from February 4, 2010 through May 1, 2013 are now excluded from the lawsuit and must be arbitrated if pursued at all, the lawsuit still covers claims from January 1, 2003 through February 3, 2010. Together with the other defendants, Travelocity and Sabre filed a motion to dismiss. On February 18, 2014, the court granted the motion and dismissed the plaintiff’s claims without prejudice. The plaintiffs had moved for leave to file an amended complaint but the judge denied the motion on October 27, 2014. The plaintiffs will have an opportunity to appeal. We deny any conspiracy or any anti-competitive actions and we intend to aggressively defend against the claims.

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

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period which totaled $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the CEATS’ patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS appealed that decision and the Federal Circuit heard the appeal on May 5, 2014, and subsequently denied the appeal. On July 22, 2014, CEATs filed a motion for rehearing en banc before the Federal Circuit which was denied on September 5, 2014. CEATS has ninety days from the denial to file a petition for a review with the Supreme Court.

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

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $26 million as of September 30, 2014, which could have a material adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

15. Segment Information

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

The performance of our segments is evaluated primarily on Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Revenue, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We define Adjusted Revenue as revenue adjusted for the amortization of Expedia SMA incentive payments, which are recorded as a reduction to revenue and are being amortized over the non-cancellable term of the Expedia SMA (see Note 4, Restructuring Charges). We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairment, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation and amortization of Expedia SMA incentive payments. The definition of Adjusted Gross Margin was revised in the first quarter of 2014 to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior year period has been recast to conform to our revised definition. We define Adjusted EBITDA as income (loss) from continuing operations adjusted for impairment, depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments and income taxes. We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Revenue
Travel Network	$466,278	$449,562	$1,420,341	$1,381,105
Airline and Hospitality Solutions	208,685	182,505	571,975	522,794
Travelocity	88,853	160,811	268,848	457,518
Eliminations	(4,638)	(17,055)	(24,253)	(58,018)
Total Adjusted Revenue	759,178	775,823	2,236,911	2,303,399
Amortization of Expedia SMA incentive payments	(2,875)	—	(7,625)	—
Total revenue	$756,303	$775,823	$2,229,286	$2,303,399

Adjusted Gross Margin (a)
Travel Network	$216,214	$207,506	$670,023	$652,568
Airline and Hospitality Solutions	94,747	64,539	235,546	183,237
Travelocity	66,013	102,710	184,124	277,895
Eliminations	(41)	(123)	(7,498)	(514)
Corporate	(18,579)	(5,578)	(38,119)	(28,651)
Total	$358,354	$369,054	$1,044,076	$1,084,535

Adjusted EBITDA (b)
Travel Network	$193,823	$183,728	$606,637	$582,268
Airline and Hospitality Solutions	81,671	56,940	197,686	145,485
Travelocity	15,954	7,403	(18,116)	7,528
Total segments	291,448	248,071	786,207	735,281
Corporate	(61,522)	(46,722)	(168,857)	(151,318)
Total	$229,926	$201,349	$617,350	$583,963

Depreciation and amortization
Travel Network	$14,788	$13,225	$46,597	$37,810
Airline and Hospitality Solutions	26,031	19,853	79,729	57,225
Travelocity	1,122	1,237	3,585	8,826
Total segments	41,941	34,315	129,911	103,861
Corporate	29,771	42,051	100,550	126,416
Total	$71,712	$76,366	$230,461	$230,277

Adjusted Capital Expenditures (c)
Travel Network	$13,238	$19,542	$43,858	$51,593
Airline and Hospitality Solutions	39,994	38,993	117,784	132,563
Travelocity	2,685	3,571	6,810	14,367
Total segments	55,917	62,106	168,452	198,523
Corporate	3,890	5,174	19,535	18,907
Total	$59,807	$67,280	$187,987	$217,430

(a)	The following tables set forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Gross Margin	$358,354	$369,054	$1,044,076	$1,084,535
Less adjustments:
Selling, general and administrative	169,183	208,033	575,413	620,226
Impairment	—	2,837	—	138,435
Restructuring charges	4,735	15,889	2,325	15,889
Cost of revenue adjustments:
Depreciation and amortization(1)	47,252	49,421	157,146	150,441
Amortization of upfront incentive consideration(2)	10,388	9,385	33,177	28,736
Restructuring and other costs (4)	4,865	2,582	10,016	4,521
Litigation and taxes, including penalties(5)	188	5,389	1,127	19,864
Stock-based compensation	2,172	544	5,618	816
Amortization of Expedia SMA incentive payments	2,875	—	7,625	—
Operating income	$116,696	$74,974	$251,629	$105,607
(b)	The following tables set forth the reconciliation of Adjusted EBITDA to loss from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$229,926	$201,349	$617,350	$583,963
Less adjustments:
Impairment	—	2,837	—	138,435
Depreciation and amortization of property and equipment(1a)	39,524	32,936	122,409	97,687
Amortization of capitalized implementation costs(1b)	9,084	8,437	27,111	27,038
Acquisition related amortization(1c)	23,905	35,794	83,344	107,955
Amortization of upfront incentive consideration(2)	10,388	9,385	33,177	28,736
Interest expense, net	50,153	63,454	167,332	209,653
Loss on extinguishment of debt	—	—	33,538	12,181
Other, net (3)	(565)	2,429	(760)	1,099
Restructuring and other costs (4)	14,482	21,754	24,056	26,296
Litigation and taxes, including penalties(5)	4,440	8,579	12,497	31,543
Stock-based compensation	5,472	2,686	22,434	5,446
Management fees(6)	193	2,126	23,701	7,347
Amortization of Expedia SMA incentive payments	2,875	—	7,625	—
Provision (benefit) for income taxes	30,956	7,861	27,878	(5,229)
Income (loss) from continuing operations	$39,019	$3,071	$33,008	$(104,224)
(1)	Depreciation and amortization expenses:
a.	Depreciation and amortization of property and equipment includes software developed for internal use.
b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
c.

Acquisition related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

(2)

Our Travel Network business at times makes upfront cash payments or other consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized over an average expected life of the service contract, generally over three to five years. Such consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. Such service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. Such service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

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

(5)

Litigation and taxes, including penalties represents charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes (see Note 14, Contingencies).

(6)

We paid an annual management fee to TPG and Silver Lake in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provided for reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in connection with our initial public offering.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Additions to property and equipment	$49,802	$57,257	$160,385	$168,744
Capitalized implementation costs	10,005	10,023	27,602	48,686
Adjusted Capital Expenditures	$59,807	$67,280	$187,987	$217,430

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Travelocity Restructuring—We initiated plans in the third quarter of 2013 to shift our Travelocity business in the United States and Canada away from a high fixed-cost model to a lower-cost, performance-based revenue structure. On August 22, 2013, Travelocity entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”). Under the Expedia SMA, Expedia powers the technology platforms for Travelocity’s existing U.S. and Canadian websites as well as provide Travelocity with access to Expedia’s supply and customer service platforms. In connection with the Expedia SMA, we also entered into a separate put/call agreement (the “Put/Call Agreement”). The Expedia SMA represents a strategic decision to reduce direct costs associated with Travelocity and to provide our customers with the benefit of Expedia’s long-term investment in its technology platform as well as its supply and customer service platforms. Both parties began development and implementation of this arrangement after signing the Expedia SMA. Substantially all supplier offerings have been migrated to the Expedia platform which has resulted in increased conversion and operational efficiency and has allowed us to shift our focus to Travelocity’s marketing strengths.

Under the terms of the Expedia SMA, Expedia pays us a performance-based marketing fee that varies based on the amount of travel booked through Travelocity-branded websites powered by Expedia. The marketing fee we receive is recorded as marketing fee revenue and the cost we incur to promote the Travelocity brand and for marketing is recorded as selling, general and administrative expense in our results of operations. As a result of transactions being processed through Expedia’s platform instead of the Travelocity platform, the revenue we derive from the merchant, agency and media revenue models has declined. In connection with this migration, we are no longer considered the merchant of record for merchant transactions, and therefore we no longer collect cash from consumers, receive transaction fees and commissions directly from travel suppliers, receive service fees or insurance related revenue directly from customers or directly market or receive media revenue from advertisers on our websites. We instead collect the marketing fee revenue from Expedia, which is net of costs incurred by Expedia in connection with these activities. Additionally, Travelocity no longer receives incentive consideration from Travel Network as intersegment revenue, and Expedia is not required to use Travel Network for shopping and booking of non-air travel for Travelocity.com and Travelocity.ca. In addition, Expedia may choose to use another intermediary for shopping and booking of a portion or all of the air travel booked through Travelocity.com and Travelocity.ca beginning in 2019, subject to earlier termination under certain circumstances.

In the fourth quarter of 2013, we also initiated a plan to restructure lastminute.com, the European portion of the Travelocity business. This plan involved establishing lastminute.com as a stand-alone operation, separating processes from the North America operations, while adding efficiencies to streamline the European operations. Travelocity continues to be managed as one reportable segment. On August 27, 2014, we announced that we are reviewing strategic options for lastminute.com as part of our strategy to focus on our core business as the world’s leading technology provider to the global travel and tourism industry.  For these purposes, we have retained an international investment bank as advisors. For the nine months ended September 30, 2014, lastminute.com contributed $119 million to our total revenue and a $7 million loss to Adjusted EBITDA, both excluding intersegment eliminations. There can be no assurance that a transaction will occur as announced or at all.

In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. The proceeds to be received under the sale agreement and the TSA were allocated across these multiple agreements based on a relative fair value allocation. During the nine months ended September 30, 2014, we recorded a loss on disposition of $3 million which is included in restructuring charges in our consolidated statements of operations.

As a result of the change in Travelocity’s business model and the sale of our TPN business, we expect the revenue contribution from the Travelocity segment to be in the range of 55% to 65% of 2013 levels after the Expedia SMA is fully implemented, which we expect to occur by the end of 2014. Due to the elimination of the intersegment revenue between Travelocity and Travel Network, we expect intersegment eliminations to substantially decrease in connection with the Expedia SMA. See “—Components of Revenues and Expenses—Intersegment Transactions.” Correspondingly, we are winding down certain internal processes, including back office functions, associated with our Travelocity-branded technology platforms and TPN business, which we expect to complete by the end of 2014. Once completed, we expect our costs from the Travelocity segment to significantly decrease and to be in the range of 45% to 55% of 2013 levels. Ongoing costs in our Travelocity business in the United States and Canada will primarily consist of marketing the Travelocity website, marketing staff and support staff. Under the Expedia SMA, we have committed to continue investing in the marketing of the Travelocity-branded websites in a manner that is consistent with past practice.

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

During the three months ended September 30, 2014, we recorded restructuring charges of $5 million which includes a $3 million loss on the sale of TPN, $1 million in additional severance costs and $1 million in other costs. During the nine months ended September 30, 2014, we recorded restructuring charges of $2 million which includes a $3 million loss on the sale of TPN, $2 million in additional severance costs and $2 million in other costs, net of adjustments to our original estimates of employee termination benefits of $4 million. The adjustments to our original estimates are primarily the result of certain employees transferring to the acquirer of the TPN business without a required severance payment. We estimate that we will incur additional charges in the fourth quarter of 2014 of approximately $3 million consisting of contract termination and other related costs. Contract termination costs represent an estimate of costs we may incur as we negotiate with our vendors to terminate contracts and costs for contracts we are unable to renegotiate and receive no future benefit. The actual amount incurred may differ significantly from this estimate.

Pursuant to the Put/Call Agreement, Expedia may acquire, or we may sell to Expedia, assets relating to the Travelocity-branded portions of our Travelocity business, which primarily include the assets subject to the Expedia SMA. Our put right may be exercised during the first 24 months of the Put/Call Agreement only upon the occurrence of certain triggering events primarily relating to implementation, which are outside of our control. The occurrence of these events is not considered probable. During this period, the amount of the put right is fixed. After the initial 24 month period, the put right is only exercisable for a limited period of time in 2016 and 2017 at a discount to fair market value as defined in the Put/Call Agreement. The call right held by Expedia is exercisable at any time during the term of the Put/Call Agreement. If the call right is exercised, although we expect the amount paid will be fair value, the call right provides for a floor for a limited time that may be higher than fair value and a ceiling for the duration of the Put/Call Agreement that may be lower than fair value.

The term of the amended and restated Expedia SMA is nine years and automatically renews under certain conditions.

Disposition of Assets—On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third-party, which reduced revenue and expenses for Travelocity for the three and nine months ended September 30, 2014 compared to 2013. TBiz provided managed corporate travel services for corporate customers.

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

Travelocity

Travelocity generates transaction revenue through the merchant revenue model and the agency revenue model, and non-transaction revenue, in each case, except to the extent the marketing fee model applies. See “Factors Affecting our Results and Comparability—Travelocity Restructuring.” Transaction revenue is comprised of (i) stand-alone air transaction revenue (i.e., revenue from the sale of air travel without any other products) and (ii) other transaction revenue (i.e., revenue from hotel suppliers, packages which include multiple travel products, lifestyle products such as theatre tickets and services).

Except to the extent the marketing fee model applies, Travelocity also generates revenues from fees from offline (e.g., call center agent transacted) bookings for air and packages and insurance revenues from third-party insurance providers whose air, total trip and cruise insurance we offer on our websites.

Additionally, Travelocity generates intersegment transaction revenue from Travel Network, consisting of incentive consideration earned for Travelocity transactions processed through our GDS and fees paid by Travel Network and Airline and Hospitality Solutions for corporate trips booked through the Travelocity online booking technology. For the nine months ended September 30, 2014, intersegment revenue has substantially decreased in connection with the Expedia SMA. Intersegment transaction revenue is eliminated in consolidation.

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

Intersegment Transactions

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are between Travelocity and Travel Network, consisting mainly of accruals for incentive consideration, net of data processing fees incurred, by Travel Network to Travelocity for transactions processed through our GDS, transaction fees paid by Travelocity to Travel Network for transactions facilitated through our GDS in which the travel supplier pays Travelocity directly, and fees paid by Travel Network to Travelocity for corporate trips booked through the Travelocity online booking technology. During the second quarter of 2014, Travel Network charged Travelocity a fee of approximately $7 million for not meeting certain minimum booking level requirements. This fee was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation. In addition, Airline and Hospitality Solutions pays fees to Travel Network for airline trips booked through our GDS. Due to the elimination of the intersegment revenue between Travelocity and Travel Network with the Expedia SMA, intersegment eliminations have substantially decreased for the three and nine months ended September 30, 2014 compared to the prior year. See Note 15, Segment Information, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Travel Network
Direct Billable Bookings - Air	81,047	78,314	3.5%	251,145	244,267	2.8%
Direct Billable Bookings - Non-Air	13,806	13,701	0.8%	41,274	40,734	1.3%
Total Direct Billable Bookings	94,853	92,015	3.1%	292,419	285,001	2.6%
Airline Solutions Passengers Boarded	136,545	126,545	7.9%	385,611	358,428	7.6%

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures.

We define Adjusted Revenue as revenue adjusted for the amortization of Expedia SMA incentive payments, which are recorded as a reduction to revenue and are being amortized over the non-cancellable term of the Expedia SMA (see Note 4, Restructuring Charges, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairment, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation and amortization of Expedia SMA incentive payments. The definition of Adjusted Gross Margin was revised in the first quarter of 2014 to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior year period has been recast to conform to our revised definition.

We define Adjusted Net Income as income (loss) from continuing operations adjusted for impairment, acquisition related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, management fees, amortization of Expedia SMA incentive payments and tax impact of net income adjustments.

We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and remaining  provision (benefit) for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP EBITDA and EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.

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

These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. Adjusted Capital Expenditures includes cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We also believe that Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

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
—

other companies, including companies in our industry, may calculate Adjusted Revenue, Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow or Adjusted Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of Adjusted Revenue to revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$756,303	$775,823	$2,229,286	$2,303,399
Amortization of Expedia SMA incentive payments	2,875	—	7,625	—
Adjusted Revenue	$759,178	$775,823	$2,236,911	$2,303,399

The following table sets forth the reconciliation of net income (loss) attributable to common shareholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	$36,563	$(3,870)	$11,442	$(154,473)
Loss (income) from discontinued operations, net of tax	1,736	(3,015)	8,017	20,895
Net income attributable to noncontrolling interests(1)	720	714	2,168	2,135
Preferred stock dividends	—	9,242	11,381	27,219
Income (loss) from continuing operations	39,019	3,071	33,008	(104,224)
Adjustments:
Impairment	—	2,837	—	138,435
Acquisition related amortization(2a)	23,905	35,794	83,344	107,955
Loss on extinguishment of debt	—	—	33,538	12,181
Other, net (4)	(565)	2,429	(760)	1,099
Restructuring and other costs (5)	14,482	21,754	24,056	26,296
Litigation and taxes, including penalties(6)	4,440	8,579	12,497	31,543
Stock-based compensation	5,472	2,686	22,434	5,446
Management fees(7)	193	2,126	23,701	7,347
Amortization of Expedia SMA incentive payments	2,875	—	7,625	—
Tax impact of net income adjustments	(19,894)	(27,539)	(80,614)	(78,381)
Adjusted Net Income from continuing operations	$69,927	$51,737	$158,829	$147,697
Adjusted Net Income from continuing operations per share	$0.26	$0.28	$0.67	$0.80
Weighted-average shares outstanding adjusted for assumed inclusion of common stock equivalents	273,330	185,322	237,994	184,893

Adjusted Net Income from continuing operations	$69,927	$51,737	$158,829	$147,697
Adjustments:
Depreciation and amortization of property and equipment(2b)	39,524	32,936	122,409	97,687
Amortization of capitalized implementation costs(2c)	9,084	8,437	27,111	27,038
Amortization of upfront incentive consideration(3)	10,388	9,385	33,177	28,736
Interest expense, net	50,153	63,454	167,332	209,653
Remaining provision (benefit) for income taxes	50,850	35,400	108,492	73,152
Adjusted EBITDA	$229,926	$201,349	$617,350	$583,963

The following table sets forth the reconciliation of GAAP basic weighted-average common shares outstanding to the adjusted weighted-average shares outstanding for the assumed inclusion of common stock equivalents (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP basic weighted-average common shares outstanding	264,768	178,140	229,405	178,051
Dilutive effect of stock options and restricted stock awards	8,562	7,182	8,589	6,842
Weighted-average common shares outstanding adjusted for assumed inclusion of common stock equivalents	273,330	185,322	237,994	184,893

The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended September 30, 2014
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$164,979	$55,640	$11,957	$—	$(115,880)	$116,696
Add back:
Selling, general and administrative	26,583	13,236	50,059	(41)	79,346	169,183
Restructuring charges	—	—	—	—	4,735	4,735
Cost of revenue adjustments:
Depreciation and amortization(2)	14,264	25,871	1,122	—	5,995	47,252
Amortization of upfront incentive consideration(3)	10,388	—	—	—	—	10,388
Restructuring and other costs (5)	—	—	—	—	4,865	4,865
Litigation and taxes, including penalties(6)	—	—	—	—	188	188
Stock-based compensation	—	—	—	—	2,172	2,172
Amortization of Expedia SMA incentive payments	—	—	2,875	—	—	2,875
Adjusted Gross Margin	216,214	94,747	66,013	(41)	(18,579)	358,354
Selling, general and administrative	(26,583)	(13,236)	(50,059)	41	(79,346)	(169,183)
Joint venture equity income	2,867	—	—	—	—	2,867
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	524	160	—	—	23,776	24,460
Restructuring and other costs (5)	—	—	—	—	4,882	4,882
Litigation and taxes, including penalties(6)	—	—	—	—	4,252	4,252
Stock-based compensation	—	—	—	—	3,300	3,300
Management fees(7)	—	—	—	—	193	193
Adjusted EBITDA	$193,823	$81,671	$15,954	$—	$(61,522)	$229,926

	Three Months Ended September 30, 2013
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$158,476	$37,087	6,166	$—	$(126,755)	$74,974
Add back:
Selling, general and administrative	27,024	9,153	95,412	(123)	76,567	208,033
Impairment	—	—	—	—	2,837	2,837
Restructuring charges	—	—	—	—	15,889	15,889
Cost of revenue adjustments:
Depreciation and amortization(2)	12,621	18,299	1,132	—	17,369	49,421
Amortization of upfront incentive consideration(3)	9,385	—	—	—	—	9,385
Restructuring and other costs (5)					2,582	2,582
Litigation and taxes, including penalties(6)					5,389	5,389
Stock-based compensation					544	544
Adjusted Gross Margin	207,506	64,539	102,710	(123)	(5,578)	369,054
Selling, general and administrative	(27,024)	(9,153)	(95,412)	123	(76,567)	(208,033)
Joint venture equity income	1,841	—	—	—	—	1,841
Joint venture intangible amortization(2a)	801	—	—	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	604	1,554	105	—	24,682	26,945
Restructuring and other costs (5)	—	—	—	—	3,283	3,283
Litigation and taxes, including penalties(6)	—	—	—	—	3,190	3,190
Stock-based compensation	—	—	—	—	2,142	2,142
Management fees(7)	—	—	—	—	2,126	2,126
Adjusted EBITDA	$183,728	$56,940	$7,403	$—	$(46,722)	$201,349

	Nine Months Ended September 30, 2014
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$515,093	$117,957	$(29,326)	$—	$(352,095)	$251,629
Add back:
Selling, general and administrative	76,810	38,555	202,240	(7,498)	265,306	575,413
Restructuring charges	—	—	—	—	2,325	2,325
Cost of revenue adjustments:
Depreciation and amortization(2)	44,943	79,034	3,585	—	29,584	157,146
Amortization of upfront incentive consideration(3)	33,177	—	—	—	—	33,177
Restructuring and other costs (5)	—	—	—	—	10,016	10,016
Litigation and taxes, including penalties(6)	—	—	—	—	1,127	1,127
Stock-based compensation	—	—	—	—	5,618	5,618
Amortization of Expedia SMA incentive payments	—	—	7,625	—	—	7,625
Adjusted Gross Margin	670,023	235,546	184,124	(7,498)	(38,119)	1,044,076
Selling, general and administrative	(76,810)	(38,555)	(202,240)	7,498	(265,306)	(575,413)
Joint venture equity income	9,367	—	—	—	—	9,367
Joint venture intangible amortization(2a)	2,403	—	—	—	—	2,403
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,654	695	—	—	70,966	73,315
Restructuring and other costs (5)	—	—	—	—	11,715	11,715
Litigation and taxes, including penalties(6)	—	—	—	—	11,370	11,370
Stock-based compensation	—	—	—	—	16,816	16,816
Management fees(7)	—	—	—	—	23,701	23,701
Adjusted EBITDA	$606,637	$197,686	$(18,116)	$—	$(168,857)	$617,350

	Nine Months Ended September 30, 2013
	Travel Network	Airline and Hospitality Solutions	Travelocity	Eliminations	Corporate	Total
Operating income (loss)	$505,446	$88,260	$(1,298)	$—	$(486,801)	$105,607
Add back:
Selling, general and administrative	82,204	39,784	271,839	(514)	226,913	620,226
Impairment	—	—	—	—	138,435	138,435
Restructuring charges	—	—	—	—	15,889	15,889
Cost of revenue adjustments:
Depreciation and amortization(2)	36,182	55,193	7,354	—	51,712	150,441
Amortization of upfront incentive consideration(3)	28,736	—	—	—	—	28,736
Restructuring and other costs (5)	—	—	—	—	4,521	4,521
Litigation and taxes, including penalties(6)	—	—	—	—	19,864	19,864
Stock-based compensation	—	—	—	—	816	816
Adjusted Gross Margin	652,568	183,237	277,895	(514)	(28,651)	1,084,535
Selling, general and administrative	(82,204)	(39,784)	(271,839)	514	(226,913)	(620,226)
Joint venture equity income	7,873	—	—	—	—	7,873
Joint venture intangible amortization(2a)	2,403	—	—	—	—	2,403
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,628	2,032	1,472	—	74,704	79,836
Restructuring and other costs (5)	—	—	—	—	5,886	5,886
Litigation and taxes, including penalties(6)	—	—	—	—	11,679	11,679
Stock-based compensation	—	—	—	—	4,630	4,630
Management fees(7)	—	—	—	—	7,347	7,347
Adjusted EBITDA	$582,268	$145,485	$7,528	$—	$(151,318)	$583,963

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Additions to property and equipment	$49,802	$57,257	$160,385	$168,744
Capitalized implementation costs	10,005	10,023	27,602	48,686
Adjusted Capital Expenditures	$59,807	$67,280	$187,987	$217,430

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$121,679	$252,062
Cash used in investing activities	(191,949)	(189,220)
Cash (used in) provided by financing activities	(59,289)	274,717

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$121,679	$252,062
Additions to property and equipment	(160,385)	(168,744)
Free Cash Flow	(38,706)	83,318
Adjustments:
Restructuring and other costs(5) (9)	38,527	12,933
Litigation settlement and tax payments for certain items(6) (10)	69,286	46,221
Other litigation costs(6) (9)	11,148	10,668
Management fees(7) (9)	23,701	7,347
Travelocity working capital as impacted by the Expedia SMA and the sale of TPN(8)	100,145	—
Adjusted Free Cash Flow	$204,101	$160,487

(1)

Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in Sabre Travel Network Middle East of 40% for all periods presented and in Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014 for the three and nine months ended September 30, 2014.

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

(6)

Litigation settlement and tax payments for certain items represent charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes.

(7)

We paid an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, as defined in the management services agreement (the “MSA”), earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provided for the reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in connection with our initial public offering.

(8)

Represents the impact of the Expedia SMA and the sale of TPN on working capital for the nine months ended September 30, 2014, which is primarily attributable to the migration of bookings from our technology platform to Expedia’s platform and wind down activities associated with TPN (see “Factors Affecting our Results and Comparability—Travelocity Restructuring”).

(9)

The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(10)

Includes payment credits used by American Airlines to pay for purchases of our technology services during the nine months ended September 30, 2014 and 2013. The payment credits were provided by us as part of our litigation settlement with American Airlines. Also includes a $50 million payment to American Airlines made in the third quarter of 2014 in conjunction with the new Airline Solutions contract, which will be amortized as a reduction to revenue over the contract term. This payment reduces payment credits originally offered to American Airlines as a part of the litigation settlement in 2012, contingent upon the signature of a new reservation agreement, which were extended to include the combined American Airlines and US Airways reservation contract. The payment credits would have been utilized for future billings under the new agreement.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Revenue	$756,303	$775,823	$2,229,286	$2,303,399
Cost of revenue	465,689	474,090	1,399,919	1,423,242
Selling, general and administrative	169,183	208,033	575,413	620,226
Impairment	—	2,837	—	138,435
Restructuring charges	4,735	15,889	2,325	15,889
Operating income	116,696	74,974	251,629	105,607
Interest expense, net	(50,153)	(63,454)	(167,332)	(209,653)
Loss on extinguishment of debt	—	—	(33,538)	(12,181)
Joint venture equity income	2,867	1,841	9,367	7,873
Other, net	565	(2,429)	760	(1,099)
Income (loss) from continuing operations before income taxes	69,975	10,932	60,886	(109,453)
Provision (benefit) for income taxes	30,956	7,861	27,878	(5,229)
Income (loss) from continuing operations	$39,019	$3,071	$33,008	$(104,224)

Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Revenue by Segment
Travel Network	$466,278	$449,562	$16,716	4%
Airline and Hospitality Solutions	208,685	182,505	26,180	14%
Travelocity	88,853	160,811	(71,958)	(45)%
Eliminations	(4,638)	(17,055)	12,417	73%
Total Adjusted Revenue	759,178	775,823	(16,645)	(2)%
Amortization of Expedia SMA incentive payments	(2,875)	—	(2,875)	** %
Total revenue	$756,303	$775,823	$(19,520)	(3)%

**  not meaningful

Revenue decreased $20 million, or 3%, for the three months ended September 30, 2014 compared to the same period in the prior year.

Travel Network—Revenue increased $17 million, or 4%, for the three months ended September 30, 2014 compared to the same period in the prior year.

The $17 million increase in revenue primarily resulted from:

—

a $10 million increase in transaction-based revenue to $407 million as a result of a 3% increase in Direct Billable Bookings to 95 million in the three months ended September 30, 2014 driven by growth in all regions partially offset by the decline in air travel in Venezuela. The increase in Direct Billable Bookings was partially offset by a decrease in the average booking fee, primarily due to the impact on our average booking fee from the US Airways merger with American Airlines; and

—	a $7 million increase in other revenue primarily related to media and marketing services and also certain services we provide to our joint ventures.

Airline and Hospitality Solutions—Revenue increased $26 million, or 14%, for the three months ended September 30, 2014 compared to the same period in the prior year.

The $26 million increase in revenue primarily resulted from:

—

a $15 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended September 30, 2014 compared to the same period in the prior year. PBs increased 10 million, or 8%, to 137 million for the three months ended September 30, 2014 which resulted in an increase in revenue of $6 million. The increase in PBs was driven by growth from existing customers. In addition, we recognized $9 million in revenue during the three months ended September 30, 2014 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012. These increases in revenue were partially offset by a decrease in professional services provided to SabreSonic CSS customers;

—	a $6 million increase in Airline Solutions’ commercial and operations solutions revenue, primarily the result of higher revenue from professional services; and
—

a $5 million increase in Hospitality Solutions revenue for the three months ended September 30, 2014 compared to the same period in the prior year driven by an increase in Central Reservation System (“CRS”) transactions.

Travelocity—Revenue decreased $72 million, or 45%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease in revenue was primarily due to a $39 million decrease as a result of the restructuring of our Travelocity business in the U.S. and Canada where we shifted from the merchant revenue model to the marketing fee revenue model in connection with the Expedia SMA. In addition, revenue decreased $31 million due to the sale of Travelocity’s TPN business in February 2014.

Eliminations—Intersegment eliminations decreased $12 million, or 73%, for the three months ended September 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the change in Travelocity’s business model. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Cost of revenue

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Cost of revenue
Travel Network	$250,063	$242,056	$8,007	3%
Airline and Hospitality Solutions	113,937	117,967	(4,030)	(3)%
Travelocity	23,166	58,101	(34,935)	(60)%
Eliminations	(4,595)	(16,932)	12,337	73%
Total segment cost of revenue	382,571	401,192	(18,621)	(5)%
Corporate	25,478	14,092	11,386	81%
Depreciation and amortization	47,252	49,421	(2,169)	(4)%
Amortization of upfront incentive consideration	10,388	9,385	1,003	11%
Total cost of revenue	$465,689	$474,090	$(8,401)	(2)%

Cost of revenue decreased by $8 million, or 2%, for the three months ended September 30, 2014 compared to the same period in the prior year.

Travel Network—Cost of revenue increased $8 million, or 3%, for the three months ended September 30, 2014 compared to the same period in the prior year. The increase primarily resulted from an $8 million increase in incentive consideration.

Airline and Hospitality Solutions—Cost of revenue decreased $4 million, or 3%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease is the result of a $6 million decrease in labor costs, partially offset by a $2 million increase in technology and transaction-related expenses driven by higher transaction volumes.

Travelocity—Cost of revenue decreased $35 million, or 60%, for the three months ended September 30, 2014 compared to the same period in the prior year primarily due to the impact of the Expedia SMA and the sale of our TPN and TBiz businesses. The decrease in cost of revenue is primarily driven by reduced labor and call center costs, lower transaction-related expenses including credit card fees and lower data processing costs.

Eliminations—Intersegment eliminations decreased $12 million, or 73%, for the three months ended September 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the change in Travelocity’s business model. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Corporate—Cost of revenue associated with corporate unallocated costs increased $11 million, or 81%, for the three months ended September 30, 2014 compared to the same period in the prior year. The increase is primarily due to a $7 million settlement received in the same period of the prior year from a service provider and an increase of $7 million in unallocated labor costs compared to the same period of the prior year, partially offset by a decrease of $5 million in expenses associated with the general excise tax litigation with the State of Hawaii compared to the same period in the prior year.

Depreciation and amortization—Depreciation and amortization decreased $2 million, or 4%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease is primarily due to a decrease in amortization of acquisition-related intangible assets, partially offset by an increase driven by the completion and amortization of software developed for internal use.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $1 million, or 11%, for the three months ended September 30, 2014 compared to the same period in the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the three months ended September 30, 2014 compared to the prior year.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Personnel	$63,257	$71,738	$(8,481)	(12)%
Advertising and promotion	34,834	41,007	(6,173)	(15)%
Commission payments to affiliates	4,521	22,281	(17,760)	(80)%
Bad debt	2,717	(127)	2,844	** %
Management fees	193	5,221	(5,028)	(96)%
Other	39,201	40,968	(1,767)	(4)%
Depreciation and amortization	24,460	26,945	(2,485)	(9)%
Total selling, general and administrative	$169,183	$208,033	$(38,850)	(19)%

**  not meaningful

Selling, general and administrative expenses decreased by $39 million, or 19%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease was primarily due to a decrease of $18 million in commission payments to affiliates mainly as a result of the sale of our TPN business in February 2014, a decrease of $8 million in personnel costs primarily in Travelocity due to our restructuring activities, a $6 million decrease in advertising and promotion due to reduced advertising activity in channels with lower profitability and a $5 million decrease in management fees paid to TPG and Silver Lake.

Impairment

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Impairment	$—	$2,837	$(2,837)	**	%

**  not meaningful

During the three months ended September 30, 2013, we recorded a $3 million impairment charge of software developed for internal use and other definite-lived intangible assets associated with Travelocity—Europe.

Interest expense, net

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Interest expense, net	$50,153	$63,454	$(13,301)	(21)%

Interest expense, net, decreased $13 million, or 21%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease is primarily the result of the prepayments on our 2019 Notes and Term Loan C and a lower effective interest rate as a result of the Repricing Amendments completed in February 2014.

Joint venture equity income

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Joint venture equity income	$2,867	$1,841	$1,026	56%

Joint venture equity income increased by $1 million for the three months ended September 30, 2014 compared to the same period in the prior year.

Other (income) expenses, net

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Other (income) expenses, net	$(565)	$2,429	$(2,994)	**%

**  not meaningful

Other (income) expenses, net, increased $3 million for the three months ended September 30, 2014 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange gains.

Provision for income taxes

	Three Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Provision for income taxes	$30,956	$7,861	$23,095	**%

**  not meaningful

Our effective tax rates for the three months ended September 30, 2014 and 2013 were 44% and 72%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Revenue by Segment
Travel Network	$1,420,341	$1,381,105	$39,236	3%
Airline and Hospitality Solutions	571,975	522,794	49,181	9%
Travelocity	268,848	457,518	(188,670)	(41)%
Eliminations	(24,253)	(58,018)	33,765	58%
Total Adjusted Revenue	2,236,911	2,303,399	(66,488)	(3)%
Amortization of Expedia SMA incentive payments	(7,625)	—	(7,625)	** %
Total revenue	$2,229,286	$2,303,399	$(74,113)	(3)%

**  not meaningful

Revenue decreased $74 million, or 3%, for the nine months ended September 30, 2014 compared to the same period in the prior year.

Travel Network—Revenue increased $39 million, or 3%, for the nine months ended September 30, 2014 compared to the same period in the prior year.

The $39 million increase in revenue primarily resulted from:

—

a $20 million increase in transaction-based revenue to $1,242 million as a result of a 7 million increase in Direct Billable Bookings, or 3%, to 292 million for the nine months ended September 30, 2014. This increase was offset by a 1% decrease in the average booking fee primarily due to the resolution of a billing dispute with US Airways, the impact on our average booking fee from US Airways merger with American Airlines and the unfavorable political and economic environment in Venezuela. See “Liquidity and Capital Resources—Political and Economic Environment in Venezuela” for a description of the impact of the environment in Venezuela to our business;

—	a $12 million increase in other revenue primarily related to media and marketing services and also certain services we provide to our joint ventures; and
—

a $7 million increase due to an intersegment fee charged by Travel Network to Travelocity in the second quarter of 2014 for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels. This fee, which we do not expect to reoccur in subsequent periods, was recorded as revenue on Travel Network and expensed on Travelocity in our segment results and is eliminated in consolidation.

Airline and Hospitality Solutions—Revenue increased $49 million, or 9%, for the nine months ended September 30, 2014 compared to the same period in the prior year.

The $49 million increase in revenue primarily resulted from:

—

a $22 million increase in Airline Solutions’ SabreSonic CSS revenue for the nine months ended September 30, 2014 compared to the same period in the prior year. PBs increased 27 million, or 8%, to 386 million for the nine months ended September 30, 2014 which resulted in an increase in revenue of $13 million. The increase in PBs was driven by growth from existing customers. In addition, we recognized $9 million in revenue during the three months ended September 30, 2014 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012. These increases were partially offset by a decrease in revenue from professional services;

—

a $15 million increase in Airline Solutions’ commercial and operations solutions revenue, primarily the result of higher revenue from professional services combined with growth in operations solutions; and

—	a $12 million increase in Hospitality Solutions revenue for the nine months ended September 30, 2014 compared to the same period in the prior year driven by an increase in CRS transactions.

Travelocity—Revenue decreased $189 million, or 41%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease in revenue was primarily due to a $105 million decrease as a result of the restructuring of our Travelocity business discussed above, as well as a decrease of $83 million due to the sale of both Travelocity’s TPN business in February of 2014 and TBiz in June of 2013.

Eliminations—Intersegment eliminations decreased $34 million, or 58%, for the nine months ended September 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the change in Travelocity’s business model. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019. The reduction in incentive consideration payable was partially offset by the $7 million fee Travel Network charged to Travelocity discussed above.

Cost of revenue

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Cost of revenue
Travel Network	$750,318	$728,496	$21,822	3%
Airline and Hospitality Solutions	336,429	339,554	(3,125)	(1)%
Travelocity	84,722	179,623	(94,901)	(53)%
Eliminations	(16,754)	(57,505)	40,751	71%
Total segment cost of revenue	1,154,715	1,190,168	(35,453)	(3)%
Corporate	54,881	53,897	984	2%
Depreciation and amortization	157,146	150,441	6,705	4%
Amortization of upfront incentive consideration	33,177	28,736	4,441	15%
Total cost of revenue	$1,399,919	$1,423,242	$(23,323)	(2)%

Cost of revenue decreased by $23 million, or 2%, for the nine months ended September 30, 2014 compared to the same period in the prior year.

Travel Network—Cost of revenue increased $22 million, or 3%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase primarily resulted from a $27 million increase in incentive consideration, partially offset by a decrease in labor and other costs.

Airline and Hospitality Solutions—Cost of revenue decreased $3 million, or 1%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease is the result of a $11 million decrease in labor costs, partially offset by a $7 million increase in technology and transaction-related expenses driven by higher transaction volumes.

Travelocity—Cost of revenue decreased $95 million, or 53%, for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to the impact of the Expedia SMA and the sale of our TPN and TBiz businesses. The decrease in cost of revenue is primarily driven by reduced labor and call center costs, lower transaction-related expenses including credit card fees and lower data processing costs.

Eliminations—Intersegment eliminations decreased $41 million, or 71%, for the nine months ended September 30, 2014 compared to the prior year due to a reduction in the amount of incentive consideration payable to Travelocity from Travel Network as a result of the change in Travelocity’s business model. Air travel booked through our Travelocity-branded websites powered by Expedia is contractually required to be processed by Travel Network through the beginning of 2019.

Corporate—Cost of revenue associated with corporate unallocated costs increased $1 million, or 2%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase is primarily due to a $13 million increase in unallocated labor and other costs and a $7 million settlement received from a service provider in the same period of the prior year, partially offset by a $19 million decrease in expenses associated with the general excise tax litigation with the State of Hawaii compared to the same period in the prior year.

Depreciation and amortization—Depreciation and amortization increased $7 million, or 4%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $4 million, or 15%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the nine months ended September 30, 2014 compared to the prior year.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Personnel	$192,942	$213,813	$(20,871)	(10)%
Advertising and promotion	133,795	127,838	5,957	5%
Commission payments to affiliates	21,813	58,759	(36,946)	(63)%
Bad debt	6,372	7,129	(757)	(11)%
Management fees	23,701	5,221	18,480	354%
Other	130,715	127,630	3,085	2%
Depreciation and amortization	73,315	79,836	(6,521)	(8)%
Eliminations	(7,240)	—	(7,240)	** %
Total selling, general and administrative	$575,413	$620,226	$(44,813)	(7)%

**  not meaningful

Selling, general and administrative expenses decreased by $45 million, or 7%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The decreases in commission payments to affiliates of $37 million and personnel costs of $21 million are primarily the result of our Travelocity restructuring activities including the sale of our TPN business in February 2014. The decrease in depreciation and amortization of $7 million is driven by decreases in amortization of acquisition-related intangible assets. These decreases were partially offset by an $18 million increase in management fees paid to TPG and Silver Lake related to our initial public offering and a $6 million increase in advertising and promotion primarily in our Travelocity business in the U.S. and Canada in conjunction with the Expedia SMA.

Impairment

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Impairment	$—	$138,435	$(138,435)	**	%

**  not meaningful

In connection with the disposals of TBiz and Holiday Autos in the second quarter of 2013, we initiated an impairment analysis of goodwill in the Travelocity segment which resulted in impairment charges of $96 million associated with Travelocity—North America and $42 million associated with Travelocity—Europe. As a result of the impairment charges, the Travelocity segment had no remaining goodwill.

Interest expense, net

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Interest expense, net	$167,332	$209,653	$(42,321)	(20)%

Interest expense, net, decreased $42 million, or 20%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease is primarily due to the prepayments on our 2019 Notes and Term Loan C and a lower effective interest rate as a result of our repricing amendments completed in February 2014. In addition, interest expense decreased due to lower modification expenses and lower imputed interest expense related to payments made in the fourth quarter of 2013 for our litigation settlement payable to American Airlines.

Loss on extinguishment of debt

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,538	$12,181	$21,357	**%

**  not meaningful

During the nine months ended September 30, 2014, we recognized losses on extinguishment of debt of $31 million in connection with the prepayments on our 2019 Notes and Term Loan C and $3 million related to the repricing of our Term Loan B completed in February 2014. During the nine months ended September 30, 2013, we recognized a loss on extinguishment of debt of $12 million as a result of our Amended and Restated Credit Agreement (see “Liquidity and Capital Resources—Senior Secured Credit Facilities”).

Joint venture equity income

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Joint venture equity income	$9,367	$7,873	$1,494	19%

Joint venture equity income increased by $1 million for the nine months ended September 30, 2014 compared to the same period in the prior year.

Other (income) expenses, net

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Other (income) expenses, net	$(760)	$1,099	$(1,859)	**%

**  not meaningful

Other income, net, increased $2 million for the nine months ended September 30, 2014 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange gains.

Provision (benefit) for income taxes

	Nine Months Ended September 30,
	2014	2013	Change
	(Amounts in thousands)
Provision (benefit) for income taxes	$27,878	$(5,229)	$33,107	**%

**  not meaningful

Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 46% and 5%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the impairment of nondeductible goodwill in the prior year, the amount of current year losses for which no tax benefit can be recognized relative to the amount of pre-tax income and the impact of other discrete items, partially offset by the increase in forecasted earnings in lower tax jurisdictions.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources

On April 23, 2014, we closed our initial public offering of our common stock in which we sold 39,200,000 shares, and on April 25, 2014, the underwriters exercised in full their overallotment option which resulted in the sale of an additional 5,880,000 shares of our common stock. Our shares of common stock were sold at an initial public offering price of $16.00 per share, which generated $672 million of net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses.

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

Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2014 and December 31, 2013, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$157,747	$308,236
Revolver outstanding balance	$—	$—
Available balance under the Revolver	$345,106	$285,671
Outstanding letters of credit	$(60,057)	$(67,949)

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

We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2014 and December 31, 2013.

Utilization

We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock and service our debt and other long-term liabilities. In the fourth quarter of 2013, we used a portion of our cash and cash equivalents to make a $100 million litigation settlement payment to American Airlines. In the third quarter of 2014, we made a $50 million payment to American Airlines in conjunction with the new Airline Solutions contract, which will be amortized as a reduction to revenue over the contract term. This payment reduces non-cash payment credits originally offered to American Airlines as a part of the litigation settlement in 2012, contingent upon the signature of a new reservation agreement, which were extended to include the combined American Airlines and US Airways reservation contract. The non-cash payment credits would have been utilized for future billings under the new agreement.

For the nine months ended September 30, 2014, we have used $100 million of our cash and cash equivalents to wind down working capital in Travelocity impacted by the Expedia SMA and the sale of TPN as described under “Factors Affecting our Results and Comparability—Travelocity Restructuring.”

In the third quarter of 2014, we paid $30 million of contingent consideration and contingent employment payments related to the acquisition of PRISM in 2012 and $32 million for the acquisition of certain assets and liabilities of Genares Worldwide Reservation Services, Ltd.

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

Senior Secured Credit Facilities

On February 19, 2013, Sabre GLBL Inc. entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL Inc. entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). Sabre GLBL Inc. has used a portion, and intends to use the remainder, of the proceeds of the Incremental Term Loan Facility for working capital and one-time costs associated with the Expedia SMA and sale of TPN, including the payment of travel suppliers for travel consumed that originated on our technology platforms and for general corporate purposes. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% commencing with the last business day of December 2013. We are scheduled to make $22 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.

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

Liquidity Outlook

We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures, quarterly dividends on our common stock and other obligations over the next twelve months. From time to time, we may supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016, if we decide not to refinance this indebtedness.

Dividends

During the third quarter of 2014, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $24 million. No dividends were declared or paid in the six months ended June 30, 2014 or in the year ended December 31, 2013. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. On October 29, 2014, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on December 30, 2014, to shareholders of record as of December 15, 2014. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

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

Political and Economic Environment in Venezuela

Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. We collected approximately $7 million and $14 million of accounts receivable due to us during the three and nine months ended September 30, 2014, respectively, and have $9 million of accounts receivable outstanding as of September 30, 2014, which will be recognized as revenue when cash is received. We collected an additional $1 million of accounts receivable due to us during October 2014. In January 2014, Venezuela announced a dual-foreign exchange rate system, which has effectively devalued the local currency and subjected airlines to an exchange rate for U.S. dollars available at auctions that has been significantly higher than the official exchange rate. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. As a result, we expect our revenues derived from our Venezuelan operations in 2014 to be reduced as compared to our revenues for 2013. During the year ended December 31, 2013, we derived 1% of our total revenue from our airline customers operating in Venezuela.

Financing Arrangements

Our financing arrangements include our senior secured credit facilities, senior secured notes due 2019, senior unsecured notes due 2016 and a mortgage facility. As of September 30, 2014 and December 31, 2013, our outstanding debt included in our consolidated balance sheets totaled $3,088 million and $3,730 million, respectively, net of unamortized discounts of $15 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2014 and December 31, 2013 (in thousands):

	Rate (1)	Maturity	September 30, 2014	December 31, 2013
Senior secured credit facilities:
Term Loan B	L + 3.00%	February 2019	$1,743,938	$1,757,250
Incremental term loan facility	L + 3.00% (2)	February 2019	346,500	349,125
Term Loan C	L + 2.50% (2)	December 2017	49,313	361,250
Revolver, $370 million	L + 2.75%	February 2019	—	—
Revolver, $35 million	L + 3.25%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	800,000
Mortgage facility	5.80%	March 2017	82,457	83,286
Face value of total debt outstanding			3,102,208	3,750,911
Less current portion of debt outstanding			(22,418)	(86,117)
Face value of long-term debt outstanding			$3,079,790	$3,664,794

(1)	“L” refers to LIBOR.
(2)	Effective October 1, 2014, the rates for the Incremental term loan facility and Term Loan C are L + 3.50% and L + 3.00%, respectively.

Future Minimum Contractual Obligations

On February 20, 2014, we entered into the Repricing Amendments, one of which reduced the Term Loan B’s applicable margin for Eurocurrency and Base rate borrowings to 3.25% and 2.25%, respectively, with a step down to 3.00% and 2.00%, respectively, if the Senior Secured Leverage Ratio is less than or equal to 3.25 to 1.00. It also reduced the Eurocurrency rate floor to 1.00% and the Base rate floor to 2.00%. As of September 30, 2014, future minimum payments required under our senior secured credit facilities, senior unsecured notes due 2016 and senior secured notes due 2019 were as follows (in thousands):

Total Debt Payments (1)
Three months ending December 31, 2014	$47,522
2015	181,840
2016	576,329
2017	228,384
2018	180,253
Thereafter	2,516,077
Total	$3,730,405

(1)

Excludes all interest and principal related to our mortgage facility. Includes all interest and principal related to the senior unsecured notes due 2016 and the senior secured notes due 2019. Also includes all interest and principal related to borrowings under the senior secured credit facility, the Term Loan C portion of which will mature in 2017, the Term Loan B portion of which will mature in 2019 and the Incremental Term Loan Facility portion of which will mature in 2019. Under certain circumstances, we may be required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on LIBOR plus an applicable margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 8, Debt, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

As of September 30, 2014, purchase orders for the next twelve months totaled $143 million and were not material in the years thereafter. There were no other material changes to our future minimum contractual obligations as of December 31, 2013 as previously disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Cash provided by operating activities	$121,679	$252,062
Cash used in investing activities	(191,949)	(189,220)
Cash (used in) provided by financing activities	(59,289)	274,717
Cash (used in) provided by discontinued operations	(21,664)	26,854
Effect of exchange rate changes on cash and cash equivalents	734	480
(Decrease) increase in cash and cash equivalents	$(150,489)	$364,893

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $122 million and consisted of net income of $25 million, adjustments for non-cash and other items of $342 million and a decrease in cash from changes in operating assets and liabilities of $245 million. The adjustments for non-cash and other items consist primarily of $230 million of depreciation and amortization, $34 million loss on extinguishment of debt, $33 million in amortization of upfront incentive consideration, $22 million stock-based compensation expense and $8 million of losses from discontinued operations, partially offset by $9 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities of $245 million was primarily the result of a $58 million increase in accounts receivable due to seasonality, $58 million increase in other assets primarily due to a $50 million payment made to American Airlines in conjunction with the new Airlines Solutions contract, $32 million used for upfront incentive consideration, $28 million used for capitalized implementation costs, a $32 million decrease in accounts payable and other accrued liabilities and a $23 million decrease in accrued compensation and related benefits. The decrease in accounts payable and other accrued liabilities was due to the payment of travel supplier liabilities for Travelocity North America of $106 million as a result of the change in Travelocity’s business model and sale of TPN, partially offset by an increase in deferred revenue and trade payables.

Cash provided by operating activities for the nine months ended September 30, 2013 was $252 million and consisted of net loss of $125 million, adjustments for non-cash and other items of $436 million and a decrease in cash of $58 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $230 million of depreciation and amortization, $138 million of goodwill impairment charges, $29 million in amortization of upfront incentive consideration, $14 million of debt modification costs, $12 million of loss on extinguishment of debt and $21 million of losses from discontinued operations, partially offset by $19 million of deferred taxes. The decrease in cash of $58 million from changes in operating assets and liabilities was primarily the result of an increase in other assets of $63 million due to increases in deferred customer discounts, $49 million used for capitalized implementation costs, an increase of $46 million in accounts receivables in all of our segments due to seasonality and $27 million used for upfront incentive consideration. These decreases were partially offset by an increase of $110 million in accounts payable and other accrued liabilities primarily due to seasonality in travel supplier liabilities.

Investing Activities

For the nine months ended September 30, 2014, we used cash of $160 million on capital expenditures, including $134 million related to software developed for internal use, $7 million related to software developed for sale and $19 million related to purchases of property, plant and equipment.

For the nine months ended September 30, 2013, we used cash of $169 million on capital expenditures, including $144 million related to software developed for internal use and $24 million related to purchases of property, plant and equipment. In addition, we paid contingent consideration of $27 million related to the acquisition of PRISM in 2012 and we received $10 million in proceeds from the sale of TBiz.

Financing Activities

For the nine months ended September 30, 2014, we used $59 million for financing activities. Significant highlights of our financing activities include:

—

we entered into the Repricing Amendments which resulted in proceeds of $148 million from new lenders which were utilized to repay prior lenders. There was no net change in our outstanding indebtedness as a result of the Repricing Amendments;

—

we raised $672 million net proceeds from our initial public offering and utilized the net proceeds to repay $296 million aggregate principal amount of our Term Loan C and $320 million aggregate principal amount of our 2019 Notes;

—	we paid down $32 million of the term loan outstanding as part of quarterly principal repayments;
—	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes;
—	we paid $27 million in contingent consideration associated with our acquisition of PRISM in 2012; and
—	we paid $24 million in dividends on our common stock.

For the nine months ended September 30, 2013, we generated $275 million from financing activities. Significant highlights of our financing activities included:

—	we raised $2,540 million through the issuance of the Term Loan B and Term Loan C;
—	we utilized $2,178 million of the Term Loan B and Term Loan C proceeds to pay down term loans under our prior senior credit facility;
—	we incurred $19 million in debt issuance and third-party debt modification costs; and
—	we paid down $61 million of the term loan outstanding as part of quarterly principal repayments.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the nine months ended September 30, 2014 and year ended December 31, 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on management’s responsibility in the evaluation and disclosures of going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of the company’s ability to continue as a going concern within one year of the date the financial statements are issued. If substantial doubt exists in the company’s ability to continue as a going concern, certain disclosures are required to be provided. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe that the adoption will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued final guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance was issued to resolve diversity in practice. The standard is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe that the adoption will have a material impact on our consolidated financial statements.

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

In April 2014, the FASB issued updated guidance that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The standard is effective for annual and interim reporting periods beginning in 2015. Early adoption is permitted in certain circumstances. We do not believe that the adoption will have a material impact on our consolidated financial statements.

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

We enter into interest rate swap agreements to manage interest rate risk exposure. For a description of our hedging objectives and strategy, see Note 9, Derivatives, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q. Our outstanding interest rate swaps matured during the third quarter of 2014 and we had no interest rate swaps outstanding as of September 30, 2014. The matured interest rate swaps had effectively converted $750 million of floating interest rate senior secured debt into a fixed rate obligation. The terms of the matured interest rate swaps were as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
$750 million

We expect to enter into interest rate swaps or other hedging agreements in the near future to continue to manage our exposure to interest rate risks related to our long-term debt.

There were no other material changes in our market risk since December 31, 2013 as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014.

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

The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 14, Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.54+	Letter Agreement by and between Sabre and Carl Sparks dated April 21, 2014
10.55+	Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date: November 12, 2014	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)