Form 10-K
period 2014-12-31
Sabre Corp
filed 2015-03-03
CIK 1597033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(682) 605-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2014, was $1,039,975,956. As of February 26, 2015, there were 270,094,955 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders to be held on May 28, 2015, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report.

In this Annual Report on Form 10-K, references to “Sabre,” the “Company,” “we,” “our,” “ours” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

PART I

ITEM 1.	BUSINESS

Overview

Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”), which is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL Inc. or its direct or indirect subsidiaries conduct all of our businesses. Our principal executive offices are located at 3150 Sabre Drive, Southlake, Texas 76092.

We are a leading technology solutions provider to the global travel and tourism industry. We span the breadth of the global travel ecosystem, providing key software and services to a broad range of travel suppliers and travel buyers. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to high-value marketing and operations solutions, such as planning airline crew schedules, re-accommodating passengers during irregular flight operations and managing day-to-day hotel operations. These solutions allow our customers to market, distribute and sell their products more efficiently, manage their core operations, and deliver an enhanced travel experience.

Recent Developments

Consistent with our strategy to focus on the growth opportunities in Airline and Hospitality Solutions and Travel Network, we completed our exit of the online travel agency business in the first quarter of 2015. On January 23, 2015, we announced the sale of our Travelocity business in the United States and Canada (“Travelocity.com”) to Expedia, Inc. (“Expedia”) for $280 million in cash consideration. Travel Network’s agreement with Expedia regarding the use of our global distribution system (“GDS”) remains in place such that air travel booked through the Travelocity-branded websites by Expedia are contractually required to be processed by Travel Network through the beginning of 2019. Additionally, on December 16, 2014, we announced that we had received a binding offer from Bravofly Rumbo Group to acquire lastminute.com, the European portion of our Travelocity business. The lastmintue.com transaction closed on March 1, 2015 and resulted in the transfer of commercial liabilities to the acquirer. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services to be provided to the acquirer under a transition services agreement during 2015. At the time of sale, the acquirer of lastminute.com entered into a long-term agreement with Travel Network to continue to utilize our GDS for bookings which will generate incentive consideration to be paid by us to the acquirer. We have reclassified and reported all of the businesses associated with the Travelocity segment as discontinued operations in this Annual Report on Form 10-K, as this segment was considered held for sale as of December 31, 2014. As a result, financial information included in filings made with the Securities and Exchange Commission (the “SEC”) prior to this Annual Report on Form 10-K, including financial information in Quarterly Reports on Form 10‑Q and registration statements on Form S-1, may not be directly comparable to the financial information contained in this report.

Business Segments

We operate through two business segments: Travel Network and Airline and Hospitality Solutions. Financial information about our business segments and geographic areas is provided in Note 18, Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.

Travel Network

Travel Network is our global business-to-business travel marketplace and consists primarily of our GDS and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices, and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online and offline travel agencies (“OTAs”), travel management companies (“TMCs”) and corporate travel departments.

Airlines and Hospitality Solutions

Our Airline and Hospitality Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines, hotel properties and other travel suppliers. Airline and Hospitality Solutions aggregates our Airline Solutions and Hospitality Solutions operating segments.

Airline Solutions—Our Airline Solutions business provides industry-leading and comprehensive software solutions that help our airline customers better market, sell, serve and operate. We offer airline software solutions in three functional suites: our reservation system, SabreSonic Customer Sales & Service (“SabreSonic CSS”); and our commercial and operations solutions, Sabre AirVision Marketing & Planning and Sabre AirCentre Enterprise Operations. SabreSonic CSS provides comprehensive capabilities around managing sales and customer service across an airline’s diverse touch points. Sabre AirVision Marketing & Planning is a set of strategic airline commercial planning solutions that focuses on helping our customers improve profitability and develop their brand. Sabre AirCentre Enterprise Operations is a set of strategic solutions that drive operational effectiveness through holistic planning and management of airline, airport and customer operations.

Hospitality Solutions— Our Hospitality Solutions business provides software and solutions to approximately 20,000 hotel properties around the world. Our offerings include distribution through our SynXis central reservation system (“CRS”), property management through Sabre Property Management System (“PMS”), marketing services and consulting services that optimize distribution and marketing.

On September 11, 2014, we acquired the assets of Genares Worldwide Reservation Services, Ltd. (“Genares”), a global, privately-held hospitality technology company. The acquisition added more than 2,300 independent and chain hotel properties to Hospitality Solutions’ portfolio.

Strategy

We are an innovative technology company that aims to lead the travel industry by helping our customers succeed. The key elements of our strategy include:

•

Commitment to develop innovative technology products through investment of significant resources in solutions that address key customer needs which include retailing solutions, mobile capabilities, data analytics and business intelligence and workflow optimization.

•	Geographic expansion by seeking to deepen our presence in high-growth geographies in Europe, including high-growth Eastern European markets, Asia Pacific (“APAC”) and Latin America.
•

Pursuit of new customers and marketplace content through seeking to actively add new travel supplier content to Travel Network and continuing to pursue new customers for our Airlines Solutions business.

•	Strengthen relationships with existing customers, including promoting the adoption of our products within and across our existing customers.

Customers

Travel Network customers consist of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and travelers and other sellers of travel and consumers of travel information. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and low-cost carriers (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hotel Solutions has a global customer base with approximately 20,000 hotel properties of all sizes.

No individual customer accounted for more than 10% of our consolidated revenues for the year ended December 31, 2014.

Sources of Revenue

Transactions—Bookings that generate fees directly to Travel Network (“Direct Billable Booking”) include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and transaction fees paid by travel agency subscribers related to their use of our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.

SaaS and Hosted—Airlines and Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on our own secure platforms or deployed through our software-as-a-service (“SaaS”). SaaS and hosted software are maintained by us as well as the infrastructure it employs. We collect the implementation fee and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.

Consulting—Airline and Hospitality Solutions offerings that utilize the SaaS and hosted revenue model are sometimes sold as part of multiple-element agreements for which we also provide professional services. Our professional services consist primarily of consulting services focused on helping customers achieve better utilization of and return on their software investment. Often, we provide consulting services during the implementation phase of our SaaS solutions.

Software Licensing—Airline and Hospitality Solutions generates revenue by charging customers for the installation and use of our software products. Some contracts under this model generate additional revenue for the maintenance of the software product.

Media—Advertising revenue is generated by Travel Network from customers that advertise products on our GDS. Advertisers use two types of advertising metrics: (i) display advertising and (ii) action advertising. In display advertising, advertisers usually pay based on the number of customers who view the advertisement, and are charged based on cost-per-thousand impressions. In action advertising, advertisers usually pay based on the number of customers who perform a specific action, such as click on the advertisement, and are charged based on the cost per action.

Competition

We compete in highly competitive markets.  Travel Network competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities and direct distribution by travel suppliers.  In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services.  Airline Solutions operates in an industry that is very competitive and highly fragmented, which includes other providers of reservations systems and software applications solutions and airlines that develop their own software applications and reservations systems in house. Primary competitors of Hospitality Solutions are in the hospitality CRS and PMS fields and hotels that develop their own software applications and CRSs in house, including global hotel chains.

Technology and Operations

Our technology strategy is based on achieving company-wide stability and performance at the most efficient price point. Significant investment has gone into building a commoditized, centralized and standardized middleware environment with an emphasis on simplicity, security, and scalability. We invest heavily in software development, delivery and operational support capabilities and strive for best in class products that we can provide for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators.

Our architecture has evolved from a mainframe centric transaction processing environment to a secure processing platform that we believe is one of the world’s most heavily used and resilient service oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real time data access to travel agents; airline operations and decision support systems; an array of customized applications available through the Sabre Red App Centre; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.

Intellectual Property

Companies in the travel and travel technology industries increasingly rely on patents, copyrights, trademarks, and trade secrets, as well as licenses of the foregoing. Such companies constantly develop new products and innovations, and the travel and travel technology industries are subject to constant and rapid technological change.

We use software, business processes and proprietary information to carry out our business. These assets and related intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect these assets and we license software and other intellectual property both to and from third parties. We may seek patent protection on technology, software and business processes relating to our business, and our software and related documentation may also be protected under trade secret and copyright laws where applicable. We may also benefit from both statutory and common law protection of our trademarks. We do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. Rather, we believe that our intellectual property provides a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights.

Although we rely heavily on our brands, associated trademarks, and domain names, we do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. However, since we consider trademarks to be a valuable asset of our business, we maintain our trademark portfolio throughout the world by filing trademark applications with the relevant trademark offices, renewing appropriate registrations and regularly monitoring potential infringement of our trademarks in certain key markets.

Government Regulation

We are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These laws, regulations and policies include GDS regulation in the European Union (“EU”), Canada, the United States and other locations.

We are subject to the application of data protection and privacy regulations in many of the countries in which we operate.

We are also subject to prohibitions administered by the Office of Foreign Assets Control (the “OFAC rules”), which prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country.

Our businesses may also be subject to regulations affecting issues such as: trade sanctions, exports of technology, telecommunications, and e commerce. Any such regulations may vary among jurisdictions.

See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”

Seasonality

The travel industry is seasonal in nature. Travel bookings for Travel Network, and the revenue we derive from those bookings, decrease significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking and, because customers generally book their November and December holiday leisure-related travel earlier in the year, and business-related travel declines during the holiday season, revenue resulting from bookings is typically lower in the fourth quarter.

Employees

As of December 31, 2014, we employed approximately 8,000 people. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the link investors.sabre.com/sec.cfm. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.

Our Travel Network and Airline and Hospitality Solutions revenue is largely tied to travel suppliers’ transaction volumes rather than to their unit pricing for an airplane ticket, hotel room or other travel products. This revenue is generally not contractually committed to recur annually under our agreements with our travel suppliers. As a result, our revenue is highly dependent on the global travel industry, particularly air travel from which we derive a substantial amount of our revenue, and directly correlates with global travel, tourism and transportation transaction volumes. Our revenue is therefore highly susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, and therefore may not recur if these declines or disruptions occur.

Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others:

•

financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies or consolidations, on the cost and availability of travel content;

•

factors that affect demand for travel such as outbreaks of contagious diseases, including Ebola, increases in fuel prices, changing attitudes towards the environmental costs of travel and safety concerns;

•	inclement weather, natural or man-made disasters or political events like acts or threats of terrorism, hostilities and war;
•

factors that affect supply of travel such as changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports; and

•	general economic conditions.

Our Travel Network business and our Airline and Hospitality Solutions business depend on maintaining and renewing contracts with their customers and other counterparties.

In our Travel Network business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three to five year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all.

We also enter into contracts with travel buyers. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five to ten year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. We cannot guarantee that we will be able to renew our travel buyer agreements in the future on favorable economic terms or at all.

Similarly, our Airline and Hospitality Solutions business is based on contracts with travel suppliers for a typical duration of three to seven years for airlines and one to five years for hotels. We cannot guarantee that we will be able to renew our solutions contracts in the future on favorable economic terms or at all.

Additionally, we use several third-party distributor partners and joint ventures to extend our GDS services in Asia Pacific (“APAC”) and Europe, the Middle East and Africa (“EMEA”). The termination of our contractual arrangements with any such third-party distributor partners and joint ventures could adversely impact our Travel Network business in the relevant markets. See “—We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and joint ventures.”

Our failure to renew some or all of these agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our Travel Network business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and joint ventures or developing relationships with new travel buyers and travel suppliers to offset any customer losses.

We are subject to a certain degree of revenue concentration among a portion of our customer base. Because of this concentration among a small number of customers, if an event were to adversely affect one of these customers, it would have a material impact on our business.

Our Travel Network business is exposed to pricing pressure from travel suppliers.

Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, the consolidation in the airline industry and the recent economic downturn, among other factors, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide such content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network and Travelocity businesses.”

Our Travel Network business depends on relationships with travel buyers.

Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. Such revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels.

Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.

These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Increasing travel agency incentive consideration” for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.

Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.

We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance may cause our travel suppliers to increase the time they take to pay or to default on their payment obligations, which could lead to a higher level of bad debt expense and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.

Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our Travel Network business depends on a relatively small number of U.S.-based airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. In addition, consolidation among travel suppliers may result in one or more suppliers refusing to provide certain content to Sabre but rather making it exclusively available on the suppliers’ proprietary websites, hurting the competitive position of our GDS relative to those websites. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network and Travelocity businesses.”

Our business could be harmed by adverse global and regional economic and political conditions.

Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe. Our geographic concentration in the United States and Europe makes our business particularly vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these countries.

Despite signs of gradual recovery, there is still weakness in parts of the global economy, including increased unemployment, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. We cannot predict the magnitude, length or recurrence of recessionary economic patterns, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.

We derive the remainder of our revenues primarily from APAC, Latin America and MEA, where political instability and regulatory uncertainty are significantly higher than in Europe and the United States. Any unfavorable economic, political or regulatory developments in those regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, the Russian economy has recently been negatively impacted by economic sanctions and the declining price of oil. These adverse economic conditions may negatively impact our business results in that region.

As an additional example, Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. In January 2014, Venezuela announced a dual-foreign exchange rate system, which has effectively devalued the local currency and subjected airlines to an exchange rate for U.S. dollars available at auctions that has been significantly higher than the official exchange rate. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela.

Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network and Travelocity businesses.

Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or TMCs, thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline and Hospitality Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform.

In addition, with respect to ancillary products, travel suppliers may choose not to comply with the technical standards that would allow ancillary products to be immediately distributed via intermediaries, thus resulting in a delay before these products become available through our GDS relative to availability through direct distribution. In addition, if enough travel suppliers choose not to develop ancillary products in a standardized way with respect to technical standards our investment in adapting our various systems to enable the sale of ancillary products may not be successful.

Companies with close relationships with end consumers, like Facebook, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines, may promote alternative distribution channels to our GDS by diverting consumer traffic away from intermediaries, which may adversely affect our GDS business.

Additionally, technological advancements may allow airlines and hotels to facilitate broader connectivity to and integration with large travel buyers, such that certain airline and hotel offerings could be made available directly to such travel buyers without the involvement of intermediaries such as Travel Network and its competitors.

We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.

Our Travel Network business utilizes third-party distributor partners and joint ventures to extend our GDS services in APAC and EMEA. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since we do not exercise management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets.

In addition, our business may be harmed due to potential conflicts of interest with our joint venture partners. Large regional airlines collectively control a majority of the outstanding equity interests in our Abacus joint venture, a Singapore-based distribution provider that serves the APAC region. As travel suppliers, these airlines’ interests differ from our Travel Network business’ interests as a distribution intermediary. For example, the airline owners may not agree to provide incentive consideration to travel agencies at the same rate as our GDS competitors. Subject to some exceptions, we are also prohibited from competing with Abacus by directly or indirectly engaging in the GDS business in Asia, Australia, New Zealand and certain Pacific islands.

The travel distribution market is highly competitive, and we are subject to competition from other GDS providers, direct distribution by travel suppliers and new entrants or technologies that may challenge the GDS business model.

The evolution of the global travel and tourism industry, the introduction of new technologies and standards and the expansion of existing technologies in key markets, among other factors, could contribute to an intensification of competition in the business areas and regions in which we operate. Increased competition could require us to increase spending on marketing activities or product development, to decrease our booking or transaction fees and other charges (or defer planned increases in such fees and charges), to increase incentive consideration or take other actions that could harm our business. A GDS has two broad categories of customers: (i) travel suppliers, such as airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, and (ii) travel buyers, such as online and offline travel agencies, TMCs and corporate travel departments. The competitive positioning of a GDS depends on the success it achieves with both customer categories. Other factors that may affect the competitive success of a GDS include the comprehensiveness, timeliness and accuracy of the travel content offered, the reliability, ease of use and innovativeness of the technology, the incentive consideration provided to travel agencies, the transaction fees charged to travel suppliers and the range of products and services available to travel suppliers and travel buyers. Our GDS competitors could seek to capture market share by offering more differentiated content, products or services, increasing the incentive consideration to travel agencies, or decreasing the transaction fees charged to travel suppliers, which would harm our business to the extent they gain market share from us or force us to respond by lowering our prices or increasing the incentive consideration we provide.

We cannot guarantee that we will be able to compete successfully against our current and future competitors in the travel distribution market, some of which may achieve greater brand recognition than us, have greater financial, marketing, personnel and other resources or be able to secure services and products from travel suppliers on more favorable terms. If we fail to overcome these competitive pressures, we may lose market share and our business may otherwise be negatively affected.

Our ability to maintain and grow our Airline and Hospitality Solutions business may be negatively affected by competition from other third-party solutions providers and new participants that seek to enter the solutions market.

Our Airline and Hospitality Solutions business principally faces competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business but our primary competitors are in the hospitality CRS and PMS fields. Although new entrants specializing in a particular type of software occasionally enter the solutions market, they typically focus on emerging or evolving business problems, niche solutions or small regional customers.

Factors that may affect the competitive success of our Airline and Hospitality Solutions business include our pricing structure, our ability to keep pace with technological developments, the effectiveness and reliability of our implementation and system migration processes, our ability to meet a variety of customer specifications, the effectiveness and reliability of our systems, the cost and efficiency of our system upgrades and our customer support services. Our failure to compete effectively on these and other factors could decrease our market share and negatively affect our Airline and Hospitality Solutions business.

Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.

We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. Such constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Airline and Hospitality Solutions business provides to airlines and hotels. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.

Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.

Although we have implemented measures intended to protect certain systems and critical data and provide comprehensive disaster recovery and contingency plans for certain customers that purchase this additional protection, these protections and plans are not in place for all systems. Furthermore, several of our existing critical backup systems are located in the same metropolitan area as our primary systems and we may not have sufficient disaster recovery tools or resources available, depending on the type or size of the disruption. Disasters affecting our facilities, systems or personnel might be expensive to remedy and could significantly diminish our reputation and our brands, and we may not have adequate insurance to cover such costs.

 Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Additionally, security breaches that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control could cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.

Security breaches could expose us to liability and damage our reputation and our business.

We process, store, and transmit large amounts of data, including personal information of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by HP or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors or similar disruptive problems. Any physical or electronic break-in or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.

Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all our losses.

Implementation of software solutions often involves a significant commitment of resources, and any failure to deliver as promised on a significant implementation could adversely affect our business.

In our Travel Network business and our Airline and Hospitality Solutions business, the implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:

•	the features of the implemented software may not meet the expectations or fit the business model of the customer;
•

our limited pool of trained experts for implementations cannot quickly and easily be augmented for complex implementation projects, such that resources issues, if not planned and managed effectively, could lead to costly project delays;

•

customer-specific factors, such as the stability, functionality, interconnection and scalability of the customer’s pre-existing information technology infrastructure, as well as financial or other circumstances could destabilize, delay or prevent the completion of the implementation process, which, for airline reservations systems, typically takes 12 to 18 months; and

•

customers and their partners may not fully or timely perform the actions required to be performed by them to ensure successful implementation, including measures we recommend to safeguard against technical and business risks.

As a result of these and other risks, some of our customers may incur large, unplanned costs in connection with the purchase and installation of our software products. Also, implementation projects could take longer than planned or fail. We may not be able to reduce or eliminate protracted installation or significant additional costs. Significant delays or unsuccessful customer implementation projects could result in claims from customers, harm our reputation and negatively impact our operating results.

 We rely on the availability and performance of information technology services provided by third parties, including HP, which manages a significant portion of our systems.

Our businesses are largely dependent on the computer data centers and network systems operated for us by HP. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users.

Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with HP provides us with limited indemnification rights. We could face significant additional cost or business disruption if:

•

Any such providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, in August 2013, we experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers. This outage, which affected both our Travel Network business and our Airline Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated.

•

Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on HP for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in HP’s pricing for its services.

Any inability or failure to adapt to technological developments or the evolving competitive landscape could harm our business operations and competitiveness.

We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards and trends and customer demands. For example, we currently utilize mainframe infrastructure technology for certain of our enterprise applications and platforms due to its ability to provide the reliability and scalability we require for our complex technological operations. Because the number of users and programmers able to service this technology is decreasing, we may eventually have to migrate to another business environment, which could cause us to incur substantial costs, result in instability and business interruptions and materially harm our business.

Adapting to new technological and marketplace developments, such as IATA’s proposed new distribution capability (“NDC”), may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our GDS with new capabilities to adapt to the changing technological environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors in the travel distribution market. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.

 In addition, our competitors are constantly increasing their product and service offerings through organic research and development or through strategic acquisitions. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we may be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which could affect our financial performance and liquidity.

We use open source software in our solutions that may subject our software solutions to general release or require us to re-engineer our solutions.

We use open source software in our solutions and may use more open source software in the future. From time to time, there have been claims by companies claiming ownership of software that was previously thought to be open source and that was incorporated by other companies into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine or, in some cases, link our proprietary software solutions with or to open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions or license such proprietary solutions under the terms of a particular open source license or other license granting third parties certain rights of further use. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

Our ability to recruit, train and retain technical employees is critical to our results of operations and future growth.

Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems. The specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors. Even if we are able to maintain our employee base, the resources needed to recruit and retain such employees may adversely affect our business, financial condition and results of operations.

 We operate a global business that exposes us to risks associated with international activities.

Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to:

•	changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies;
•	difficulty in developing, managing and staffing international operations because of distance, language and cultural differences;
•	disruptions to or delays in the development of communication and transportation services and infrastructure;
•	business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;
•	adverse laws and regulatory requirements, including more comprehensive regulation in the European Union (“EU”);
•	consumer attitudes, including the preference of customers for local providers;
•	increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and the degree of employee unionization and activism;
•	export or trade restrictions or currency controls;
•	more restrictive data privacy requirements;
•	governmental policies or actions, such as consumer, labor and trade protection measures;
•	taxes, restrictions on foreign investment and limits on the repatriation of funds;

•	diminished ability to legally enforce our contractual rights; and
•	decreased protection for intellectual property.

Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.

We are exposed to risks associated with acquiring or divesting businesses or business operations.

We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock.

We have also divested, and may in the future divest, businesses or business operations. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.

We rely on the value of our brands, which may be damaged by a number of factors, some of which are out of our control.

We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.

We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.

We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See “Legal Proceedings” in Part I, Item 3. For example, a number of state and local governments have filed lawsuits against us pertaining to sales or occupancy taxes they claim are due on some or all of our fees relating to hotel content distributed and sold via the merchant revenue model. Even if we are successful in defending these types of lawsuits, state and local governments could adopt new ordinances directly taxing hotel booking fees and we may not be able to successfully challenge such ordinances.

Additionally, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to (i) monetary damages, including treble damages under the antitrust laws and, depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing through the issuance of additional equity or from private or public financing or (ii) injunctive relief. Other airlines might likewise seek to benefit from any unfavorable outcome by bringing their own claims against us on the same or similar grounds. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to both the US Airways and DOJ proceedings, if injunctive relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.

The defense of these actions, as well as any of the other actions described under “Legal Proceedings” in Part I, Item 3 and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Intellectual property infringement actions against us could be costly and time consuming to defend and may result in business harm if we are unsuccessful in our defense.

Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We are currently subject to such assertions, including patent infringement claims, and may be subject to such assertions in the future. Such assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against such assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, such claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.

Legal proceedings involving intellectual property rights are highly uncertain, and can involve complex legal and scientific questions. Any intellectual property claim against us, regardless of its merit, could result in significant liabilities to our business, and can be expensive and time consuming to defend. Depending on the nature of such claims, our businesses may be disrupted, our management’s attention and other company resources may be diverted and we may be required to redesign, reengineer or rebrand our products and services, if feasible, to stop offering certain products and services or to enter into royalty or licensing agreements in order to obtain the rights to use necessary technologies, which may not be available on terms acceptable to us, if at all, and may result in a decrease of our competitive advantage. Our failure to prevail in such matters could result in loss of intellectual property rights, judgments awarding substantial damages, including possible treble damages and attorneys’ fees, and injunctive or other equitable relief against us. If we are held liable, we may be unable to exploit some or all of our intellectual property rights or technology. Even if we are not held liable, we may choose to settle claims by making a monetary payment or by granting a license to intellectual property rights that we otherwise would not license. Further, judgments may result in loss of reputation, may force us to take costly remediation actions, delay selling our products and offering our services, reduce features or functionality in our services or products, or cease such activities altogether. Insurance may not cover or be insufficient for any such claim.

We may not have sufficient insurance to cover our liability in pending litigation claims and future claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims, which in either case could expose us to significant liabilities.

We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See “Legal Proceedings—Insurance Carriers” in Part I, Item 3 for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.

We may not be able to protect our intellectual property effectively, which may allow competitors to duplicate our products and services.

Our success and competitiveness depend, in part, upon our technologies and other intellectual property, including our brands. Among our significant assets are our proprietary and licensed software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, laws protecting trade secrets, confidentiality procedures and contractual provisions to protect these assets both in the United States and in foreign countries. The laws of some jurisdictions may provide less protection for our technologies and other intellectual property assets than the laws of the United States.

There is no certainty that our intellectual property rights will provide us with substantial protection or commercial benefit. Despite our efforts to protect our intellectual property, some of our innovations may not be protectable, and our intellectual property rights may offer insufficient protection from competition or unauthorized use, lapse or expire, be challenged, narrowed, invalidated, or misappropriated by third parties, or be deemed unenforceable or abandoned, which could have a material adverse effect on our business, financial condition and results of operations and the legal remedies available to us may not adequately compensate us. We cannot be certain that others will not independently develop, design around, or otherwise acquire equivalent or superior technology or intellectual property rights.

•

While we take reasonable steps to protect our brands and trademarks, we may not be successful in maintaining or defending our brands or preventing third parties from adopting similar brands. If our competitors infringe our principal trademarks, our brands may become diluted or if our competitors introduce brands or products that cause confusion with our brands or products in the marketplace, the value that our consumers associate with our brands may become diminished, which could negatively impact revenue.

•

Our patent applications may not be granted, and the patents we own could be challenged, invalidated, narrowed or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Once our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the technology protected by our patents which may adversely affect our business.

•

Although we rely on copyright laws to protect the works of authorship created by us, we do not generally register the copyrights in our copyrightable works where such registration is permitted. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

•

We use reasonable efforts to protect our trade secrets. However, protecting trade secrets can be difficult and our efforts may provide inadequate protection to prevent unauthorized use, misappropriation, or disclosure of our trade secrets, know how, or other proprietary information.

•

We also rely on our domain names to conduct our online businesses. While we use reasonable efforts to protect and maintain our domain names, if we fail to do so the domain names may become available to others. Further, the regulatory bodies that oversee domain name registration may change their regulations in a way that adversely affects our ability to register and use certain domain names.

We license software and other intellectual property from third parties. Such licensors may breach or otherwise fail to perform their obligations, or claim that we have breached or otherwise attempt to terminate their license agreements with us. We also rely on license agreements to allow third parties to use our intellectual property rights, including our software, but there is no guarantee that our licensees will abide by the terms of our license agreements or that the terms of our agreements will always be enforceable.

In addition, policing unauthorized use of and enforcing intellectual property can be difficult and expensive. The fact that we have intellectual property rights, including registered intellectual property rights, may not guarantee success in our attempts to enforce these rights against third parties. Besides general litigation risks, changes in, or interpretations of, intellectual property laws may compromise our ability to enforce our rights. We may not be aware of infringement or misappropriation, or elect not to seek to prevent it. Our decisions may be based on a variety of factors, such as costs and benefits of taking action, and contextual business, legal, and other issues. Any inability to adequately protect our intellectual property on a cost-effective basis could harm our business.

Defects in our products may subject us to significant warranty liabilities or product liability claims and we may have insufficient product liability insurance to pay material uninsured claims.

Our Airline and Hospitality Solutions business exposes us to the risk of product liability claims that are inherent in software development. We may inadvertently create defective software, or supply our customers with defective software or software components that we acquire from third parties, which could result in personal injury or property damage, and may result in warranty or product liability claims brought against us, our travel supplier customers or third parties.

Under our Airline and Hospitality Solutions business’ agreements, we generally must indemnify our customers for liability arising from intellectual property infringement claims with respect to our software. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims. We currently rely on a combination of self-insurance and third-party insurance to cover potential product liability exposure. The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future, require us to incur significant legal fees, decrease demand for any products that we successfully develop, divert management’s attention, and force us to limit or forgo further development and commercialization of these products. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial.

 Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.

Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations. In particular, after a voluntary disclosure, we received a warning letter from the Bureau of Industry and Security regarding our failure to comply fully with the Export Administration Regulations as to software updates for a few travel agency customers located outside the United States. Although the Bureau of Industry and Security declined to prosecute or sanction us, if we were to violate the Export Administration Regulations again, the matter could be reopened or taken into consideration when investigating future matters and we may be subject to criminal prosecution or administrative sanctions.

Further, the United States has imposed economic sanctions that affect transactions with designated foreign countries, including Cuba, Iran, Sudan and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. Failure to comply with such regulations could subject us to legal and reputational consequences, including civil and criminal penalties.

We have GDS contracts with carriers that fly to Cuba, Iran, Sudan and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan and Syria we believe that our activities comply with certain travel-related exemptions. With respect to Cuba, for customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.

We believe that our activities with respect to these countries are known to OFAC. We note, however, that OFAC regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, OFAC’s interpretation of its own regulations and guidance vary on a case to case basis. As a result, we cannot provide any guarantees that OFAC will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.

In Europe, GDS regulations or interpretations thereof may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel buyers, airlines, rail carriers or others, impair the enforceability of existing agreements with travel buyers and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations specifically governing GDSs have been lifted in the United States, they remain subject to general regulation regarding unfair trade practices by the U.S. Department of Transportation (“DOT”). In addition, continued regulation of GDSs in the EU and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes. We do not currently maintain a central database of all regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened. Our failure to comply with these laws and regulations may subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business.

Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

In our processing of travel transactions, we collect, process, store, use and transmit large amounts of sensitive personal data. This information is increasingly subject to legal restrictions around the world, which may result in conflicting legal requirements in the United States and other jurisdictions. For example, the U.S. Congress and federal agencies, including the Federal Trade Commission, have started to take a more aggressive stance in drafting and enforcing privacy and data protection laws. The EU is also in the process of proposing reforms to its existing data protection legal framework. These legal restrictions are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction. Companies that handle this type of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure or use of sensitive personal information. As privacy and data protection becomes an increasingly politicized issue, we may also become exposed to potential liabilities as a result of conflicting legal requirements, differing views on the privacy of travel data or failure to comply with applicable requirements. Our business could be materially adversely affected if we are unable or unwilling to comply with legal restrictions on the use of sensitive personal information or if such restrictions are expanded to require changes in our current business practices or are interpreted in ways that conflict with or negatively impact our present or future business practices. Additionally, we are required to indemnify some of our customers for liability arising from data breaches under the terms of our agreements with such customers. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims.

We may have higher than anticipated tax liabilities.

We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes (“VAT”), consistent with applicable accounting principles and in light of all current facts and circumstances. We have also established reserves relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various regions of Europe. Recently our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. For example, there have been proposals to amend U.S. tax laws that would significantly impact how U.S. companies are taxed on foreign earnings. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services.

We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our consolidated balance sheet at December 31, 2014 contained intangible assets, net, including goodwill, of approximately $2,633 million. Our investments in joint ventures on the consolidated balance sheet as of December 31, 2014 includes $89 million of excess basis over our underlying equity in joint ventures. This differential represents goodwill in addition to identifiable intangible assets which are being amortized to joint venture intangible amortization over their estimated lives. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.

We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. We have also recognized a share of impairment charges recorded by one of our equity method investments, Abacus. As of June 30, 2013, our Travelocity reporting unit had no remaining goodwill.

The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, cost of revenue and taxes could result in material impairment charges.

Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.

Our pension plans in the aggregate are estimated to be unfunded by $89 million as of December 31, 2014. With approximately 5,300 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

 We are exposed to risks associated with payment card industry (“PCI”) compliance.

The PCI Data Security Standard (“PCI DSS”) is a set of comprehensive requirements endorsed by credit card issuers for enhancing payment account data security that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. PCI DSS compliance is required in order to maintain credit card processing facilities. The cost of compliance with the PCI DSS is significant and may increase as the requirements change. We are tested periodically for compliance with the current version and our last assessment completed in June 2014. We were found to be compliant in that assessment and our 2015 assessment is scheduled to be completed in June 2015. Compliance does not guarantee a completely secure environment. Moreover, compliance is an ongoing activity and the formal requirements likely will evolve as new threats and protective measures are identified. In the event that we were to lose PCI DSS compliance (or fail to achieve compliance with a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.

We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs. Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.

As a result, we may be required to finance our cash needs through public or private equity offerings, bank loans, additional debt financing or otherwise. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

•	general economic and capital market conditions;
•	the availability of credit from banks or other lenders;
•	investor confidence in us; and
•	our results of operations.

There can be no assurance that financing will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or both. Additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations would be used to make principal and interest payments on the indebtedness and we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business decisions and further limit our ability to pay dividends.

In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.

We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2014, we had $3,097 million of indebtedness outstanding in addition to $345 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), after taking into account the availability reduction of $60 million for letters of credit issued under the revolving portion. Of this indebtedness, none will be due on or before the end of 2015. Our substantial level of indebtedness will increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

•	increased vulnerability to general adverse economic and industry conditions;
•	higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases;
•

need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•

limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy;

•	limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and
•	a competitive disadvantage compared to our competitors that have less debt.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Amended and Restated Credit Agreement and the indentures governing the 2016 Notes and the 2019 Notes (each as defined in Note 9, Debt, to our consolidated financial statements) allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

We are exposed to interest rate fluctuations.

Our floating rate indebtedness exposes us to fluctuations in prevailing interest rates. To reduce the impact of large fluctuations in interest rates, we typically hedge a portion of our interest rate risk by entering into derivative agreements with financial institutions. Our exposure to interest rates relates primarily to our borrowings under the Amended and Restated Credit Agreement.

The derivative agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the jurisdictions in which we operate. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.

We are exposed to exchange rate fluctuations.

We conduct various operations outside the United States, primarily in Canada, South America, Europe, Australia and Asia. For the years ended December 31, 2014 and 2013, we incurred $419 million and $413 million in foreign currency operating expenses, representing approximately 20% and 20% of our total operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 6% and 5% of our operating expenses for the years ended December 31, 2014 and December 31, 2013, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

•	re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities;
•	translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars, our functional currency, upon consolidation;
•	planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and
•	the impact of relative exchange rate movements on cross-border travel, principally travel between Europe and the United States.

Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our results of operations and financial condition. As we have seen in some recent periods, in the event of severe volatility in exchange rates, these exposures can increase, and the impact on our results of operations and financial condition can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures more complex and costly.

To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Euro, the British Pound Sterling, the Polish Zloty and the Indian Rupee. Such derivative instruments are short-term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated revenue or cost of revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk” and Note 10, Derivatives, to our consolidated financial statements. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.

The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.

The agreements governing our indebtedness contain and the agreements governing our future indebtedness will likely contain various covenants, including those that restrict our or our subsidiaries’ ability to, among other things:

•	incur liens on our property, assets and revenue;
•	borrow money, and guarantee or provide other support for the indebtedness of third parties;
•	pay dividends or make other distributions on, redeem or repurchase our capital stock;
•	prepay, redeem or repurchase certain of our indebtedness;

•	enter into certain change of control transactions;
•	make investments in entities that we do not control, including joint ventures;
•	enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries;
•	enter into certain transactions with affiliates;
•	enter into secured financing arrangements;
•	enter into sale and leaseback transactions;

•	change our fiscal year; and
•	enter into substantially different lines of business.

These covenants may limit our ability to effectively operate our businesses or maximize stockholder value. In addition, our Amended and Restated Credit Agreement requires that we meet certain financial tests, including the maintenance of a leverage ratio and a minimum net worth. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.

Any failure to comply with the restrictions of our Amended and Restated Credit Agreement, the indentures governing the 2016 Notes and the 2019 Notes or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the NASDAQ rules.  The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We have documented our internal controls and are in the process of testing these controls in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 will require that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of our fiscal year ended December 31, 2015, the effectiveness of those controls. Both we and our independent registered public accounting firm will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ liability insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of the NASDAQ rules, will be significantly curtailed.

Concentration of ownership among our Principal Stockholders may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

As of February 26, 2015, the Principal Stockholders (as defined below) own, in the aggregate, approximately 69% of our outstanding common stock. We are a party to an amended and restated Stockholders’ Agreement (the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest (each as defined below).  Pursuant to the Stockholders’ Agreement the Silver Lake Funds and the TPG Funds currently have the right to designate for nomination two directors and three directors, respectively, which collectively will represent a majority of the members of our board of directors. In addition, the Silver

Lake Funds and the TPG Funds also jointly have the right to designate for nomination in the future, in connection with the expansion of our board of directors by one member, one additional director, defined herein as the Joint Designee, who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.

“TPG” refers to TPG Global, LLC and its affiliates, the “TPG Funds” refer to one or more of TPG Partners IV, L.P. (“TPG Partners IV”), TPG Partners V, L.P. (“TPG Partners V”), TPG FOF V-A, L.P. (“TPG FOF V-A”) and TPG FOF V-B, L.P. (“TPG FOF V-B”), “Silver Lake” refers to Silver Lake Management Company, L.L.C. and its affiliates and “Silver Lake Funds” refer to either or both of Silver Lake Partners II, L.P. and Silver Lake Technology Investors II, L.P.  “Sovereign Co-Invest” refers to Sovereign Co-Invest, LLC, an entity co-managed by TPG and Silver Lake.  “Principal Stockholders” refer to the TPG Funds, the Silver Lake Funds and Sovereign Co-Invest.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers, directors and Principal Stockholders in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments.

To the extent that any of us, our executive officers, directors or the Principal Stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We intend to continue to pay quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, compliance with covenants and financial ratios related to existing or future indebtedness, including under our Amended and Restated Credit Agreement and the 2019 Notes, and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As a company with global operations, we operate in many countries with a variety of sales, administrative, product development, and customer service roles provided in these offices.

Americas: Our corporate and business unit headquarters and domestic operations are located in a property which we own in Southlake, Texas. There are 13 additional offices across North America and 13 offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these additional offices are leased.

Europe: Travel Network has its European regional headquarters in London, United Kingdom, with a lease that expires in 2022. There are 26 additional offices across Europe that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.

APAC: Travel Network and Airline and Hospitality Solutions share the APAC regional operations office located in Singapore under a lease that expires in 2017. There are 8 additional offices across APAC that serve in various sales, administrative, software development and customer service capacities. All of these additional offices are leased.

ITEM 3.	LEGAL PROCEEDINGS

While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See “Risk Factors—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”

On December 16, 2014, we announced that we had received a binding offer from Bravofly Rumbo Group to acquire lastminute.com, which closed on March 1, 2015. In connection with this sale, we retained certain liabilities.

Furthermore, on January 23, 2015, we sold Travelocity.com to Expedia.  Pursuant to the Asset Purchase Agreement entered into with Expedia (the “Travelocity Purchase Agreement”), we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to the strategic marketing agreement that we entered into with Expedia (the “Expedia SMA”) in August 2013. Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com to Expedia will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect and retain, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Courts have dismissed approximately 35 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for nuisance value, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in North Carolina, California, Montana, Arizona and Colorado. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court.  On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has appealed the decision. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has petitioned the Supreme Court of Colorado to review the decision. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. The Supreme Court of Florida has granted review of the Leon County decision and heard oral arguments on April 30, 2014. A decision is expected in 2015.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, our reserve for these cases totaled $6 million and is included in other accrued liabilities in our consolidated balance sheets.

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

We recorded charges of $2 million, $17 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively, which represents the amount we would owe to the State of Hawaii, prior to appealing the Tax Appeal Court’s ruling, in back excise taxes, penalties and interest based on the court’s interpretation of the statute. These charges are included in net (loss) income from discontinued operations. As of December 31, 2014, we maintained an accrued liability of $9 million included in other accrued liabilities for this case and have not made material payments in the year ended December 31, 2014. Payment of any such amount is not an admission that we are subject to the taxes in question.

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

On July 18, 2014, the State of Hawaii also issued additional assessments of general excise tax and hotel occupancy tax for the calendar year 2013. Travelocity appealed those assessments to the Tax Appeal Court, which has stayed the assessments pending a final appellate decision on the original assessments.

On November 21, 2013, the New York State Court of Appeals ruled against Travelocity and other OTAs, holding that New York City’s hotel occupancy tax, which was amended in 2009 to capture revenue from fees charged to customers by third-party travel companies, is constitutional because such fees constitute rent as they are a condition of occupancy. Travelocity had been collecting and remitting taxes under the amended statute, so the ruling did not impact its financial results in that regard.

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

On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to hotel occupancy taxes and that the OTAs have a duty to collect and remit these taxes. We disagree with the jury’s finding and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit. The verdict against us, including penalties and interest, is $4 million which we do not believe we will ultimately pay and therefore have not accrued any loss related to this case.

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

As of December 31, 2014, we have a reserve of $18 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel sales, occupancy or excise taxes, which includes the $11 million liability for the remaining payments to the State of Hawaii. As of December 31, 2013, the reserve for litigation involving hotel sales, occupancy or excise taxes was $18 million. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

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

US Airways Antitrust Litigation and DOJ Investigation

US Airways Antitrust Litigation

In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with airlines, especially US Airways itself, which US Airways says contain anticompetitive content-related provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to implement US Airways’ preferred system of distributing its Choice Seats product. We strongly deny all of the allegations made by US Airways. US Airways initially quantified its damages at either $317 million or $482 million (before trebling), depending on certain assumptions. We believe both estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts.

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a summary judgment opinion, which has not yet been published in full in order to preserve some of the confidential information of the parties and other parties. Based on the ruling, the judge eliminated the claims related to a majority of the alleged damages as well as rejected a request that would require us to modify language in our customer contracts. Based on the ruling, the potential remaining range of single damages has been significantly reduced. In respect of all of the remaining claims, US Airways claims damages (before trebling) of either $45 million or $73 million. US Airways has filed a motion for reconsideration on two issues decided in our favor. If the motion for reconsideration is granted in full, US Airways’ damages claim would, per US Airways’ calculations, be either $184 million or $274 million. With respect to all of the remaining claims in this case, we believe that our business practices and contract terms are lawful and fair, and we will continue to vigorously defend against the remaining claims. The claims that have been dismissed to date are subject to appeal.

We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing through the issuance of additional equity or from private or public financing. As noted, US Airways had sought injunctive relief, which the Court in its recent summary judgment ruling dismissed. US Airways has not sought reconsideration of this aspect of the Court’s ruling. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Department of Justice Investigation

On May 19, 2011, we received a civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs, and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter in over two years; however, we have not been notified that this matter is closed.

Indian Income Tax Litigation

We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. We appealed the tax assessments and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal, or the ITAT. The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no hearing date has been set.

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $26 million as of December 31, 2014, which could have a material adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period which totaled $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the CEATS’ patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS appealed that decision and the Federal Circuit heard the appeal on May 5, 2014, and subsequently denied the appeal. On July 22, 2014, CEATS filed a motion for rehearing en banc before the Federal Circuit which was denied on September 5, 2014. On December 4, 2014, CEATS filed a petition seeking a review with the Supreme Court. Defendants filed their response to the opposing review on February 5, 2015.

Insurance Carriers

We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in our American Airlines antitrust litigation, which we settled in October 2012. For a description of the American Airlines antitrust litigation, see Note 17, Commitments and Contingencies—Legal Proceedings—Airline Antitrust Litigation, US Airways Antitrust Litigation, and DOJ Investigation to our consolidated financial statements. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts. To date, settlement discussions have been unsuccessful. We are currently in the discovery process. The court has not yet scheduled a trial date though we anticipate trial to begin in the second half of 2015.

Hotel Related Antitrust Proceedings

On August 20, 2012, two individuals alleging to represent a putative class of bookers of online hotel reservations filed a complaint against Sabre Holdings, Travelocity.com LP, and several other online travel companies and hotel chains in the U.S. District Court for the Northern District of California, alleging federal and state antitrust and related claims. The complaint alleged generally that the defendants conspired to enter into illegal agreements relating to the price of hotel rooms. Over 30 copycat suits were filed in various courts in the United States. In December 2012, the Judicial Panel on Multi-District Litigation centralized these cases in the U.S. District Court in the Northern District of Texas, which subsequently consolidated them. The proposed class period was January 1, 2003 through May 1, 2013. Together with the other defendants, Travelocity and Sabre filed a motion to dismiss. On February 18, 2014, the court granted the motion and dismissed the plaintiff’s claims without prejudice. The plaintiffs had moved for leave to file an amended complaint but the judge denied the motion on October 27, 2014 and dismissed the claims with prejudice. The plaintiffs did not appeal and their opportunity to appeal has expired. The Court closed the case on January 17, 2015 and we regard this matter as fully and finally resolved.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

executive officers of the registrant

The names and ages of our executive officers as of February 26, 2015, together with certain biographical information, are as follows:

Name	Age	Position
Thomas Klein	52	Chief Executive Officer, President and Director, Sabre
Richard A. Simonson	56	Executive Vice President and Chief Financial Officer, Sabre
Alexander S. Alt	40	President and General Manager, Sabre Hospitality Solutions
Rachel A. Gonzalez	45	Executive Vice President and General Counsel, Sabre
Hugh W. Jones	51	Executive Vice President, Sabre and President, Sabre Airline Solutions
Deborah Kerr	43	Executive Vice President and Chief Product and Technology Officer, Sabre
William G. Robinson	50	Executive Vice President and Chief Human Resources Officer, Sabre
Gregory T. Webb	48	Executive Vice President, Sabre and President, Travel Network

Thomas Klein is CEO and president of Sabre and has more than 17 years of experience managing large scale, international technology businesses. Before being named CEO in August 2013, Mr. Klein served as company president since January 2010. His role prior to that was executive vice president, Sabre, and group president of Sabre Travel Network and Sabre Airline Solutions businesses. Earlier roles included various senior leadership positions within Sabre, both in the United States and in Latin America, and he served as the first director general of Sabre Sociedad Tecnológica, a Mexico based joint venture company owned by Sabre, Aeromexico and Mexicana. Prior to joining Sabre in 1994, he held a variety of sales, marketing and operations positions at American Airlines and Consolidated Freightways, Inc. Mr. Klein serves on the Board of Directors and chairs the compensation committee for Cedar Fair Entertainment. In 2010, he was appointed to the Board of Directors for Brand USA by the U.S. Secretary of Commerce and now serves as vice chairman. He also serves on the executive committee of the World Travel and Tourism Council and the Dean’s Board of the Villanova School of Business. Mr. Klein holds a bachelor’s degree in business administration from Villanova University. Mr. Klein’s long service at our company, travel technology industry experience and his leadership experience make him a valuable asset to our management and our board of directors.

Richard A. Simonson is executive vice president and chief financial officer. He leads the company’s global finance organization and is responsible for all finance and controls, reporting, investor relations and corporate development activities. He brings a combination of experiences with global finance, operations and capital markets focused on technology sectors. Before joining Sabre in March 2013, Mr. Simonson most recently served as CFO and president for business operations at Rearden Commerce, an e‑commerce company from March 2011 to May 2012 and as an independent advisor to companies in the telecom, media and technology industry from May 2012 to March 2013 and from July 2010 to May 2011. From September 2001 to July 2010 he worked at Nokia Corporation in several global roles based in locations around the world—in Helsinki, Zurich and New York—including executive vice president and general manager of Nokia’s mobile phones unit and more than five years as executive vice president and CFO. Mr. Simonson’s career includes time with Barclays Capital as managing director in the telecom and media investment banking group. He also spent 16 years with Bank of America Securities, where he held various finance and investment banking positions in San Francisco and Chicago. Mr. Simonson currently serves on the board of directors of Electronic Arts, where he is lead Director and chairs the audit committee, and Silver Spring Networks, where he chairs the audit committee. He graduated from the Colorado School of Mines and holds an M.B.A. from Wharton School of Business at the University of Pennsylvania.

Alexander S. Alt is president and general manager of Sabre Hospitality Solutions, and oversees one of Sabre’s two SaaS businesses. Prior to being named president, Mr. Alt served in an expanded chief operating officer role at Sabre Hospitality Solutions, where he oversaw customer care, data services, implementations, call center and similar services. As part of the Sabre Hospitality Solutions management team, he also helped drive overall business strategy. Before joining Sabre in 2012, Mr. Alt served as senior vice president of global development and strategy at Rosewood Hotels & Resorts, where he played a key role in the global growth and expansion of the business. Prior to joining Rosewood Hotels in 2006, he was a senior engagement manager at McKinsey & Company. Earlier in his career, he worked in the finance department of Sabre as a manager and senior analyst in the financial planning and analysis group. Mr. Alt is a member of the Dallas Development Board of The Nature Conservancy and is on the Advisory Board of the School of Undergraduate Studies at the University of Texas in Austin. He graduated from the University of Texas in Austin and received his M.B.A. from Harvard University.

Rachel A. Gonzalez is executive vice president and general counsel of Sabre, a position she assumed in September 2014. She manages the global legal department responsible for legal strategy, regulatory affairs, corporate compliance and government affairs. Prior to joining Sabre, Ms. Gonzalez served as executive vice president, general counsel and corporate secretary with Dean Foods in Dallas, Texas from March 2013 to September 2014, as executive vice president, general counsel designate from November 2012 to March 2013. Ms. Gonzalez joined Dean Foods in 2008 as chief counsel, corporate & securities and served as the deputy general counsel prior to her promotion in November 2012. Previously, Ms. Gonzalez was senior vice president and group counsel with Affiliated Computer Services. Ms. Gonzalez was a partner with the law firm of Morgan, Lewis & Bockius, where she focused on corporate finance, mergers & acquisitions, SEC compliance and corporate governance. Ms. Gonzalez serves on the Board of Directors of Girl Scouts of Northeast Texas and their Audit and Board Development Committees. Ms. Gonzalez earned her J.D. degree from Boalt Hall School of Law the University of California, Berkeley and her bachelor’s degree in comparative literature from the University of California, Berkeley.

Hugh W. Jones is executive vice president and president of Sabre Airline Solutions and is a 26 year veteran of the travel industry. Immediately prior to being named to his current role in April 2011, Mr. Jones served as Travelocity’s president and CEO beginning in February 2009 and before that, he held a number of executive roles at Sabre including senior vice president and chief operating officer for our Travel Network and Airline and Hospitality Solutions businesses, where he oversaw airline supplier initiatives and global customer support. He also led Travel Network in North America and served as senior vice president and controller for Sabre. Mr. Jones began his career with American Airlines in 1988 and held a variety of finance positions including financial controller for the airline’s European and Pacific airport, sales and reservations operations. He earned a master’s degree in business administration from Southern Methodist University and a bachelor’s degree in geology and geophysics from the University of Wisconsin.

Deborah Kerr is executive vice president and chief product and technology officer at Sabre, and is responsible for leading the global product and technology organization.  Prior to her appointment at Sabre in March 2013, she served as executive vice president, chief product and technology officer at FICO from 2009 to April 2012, a leader in predictive analytics and decision management technology. Prior experience includes senior leadership roles with HP, Peregrine Systems and NASA’s Jet Propulsion Laboratory. Ms. Kerr is a director of the Davis and Henderson Corporation and EXLService Holdings, Inc. She was previously a director of Mitchell International from January 2010 until October 2013. Ms. Kerr holds a master’s degree in Computer Science and a bachelor’s degree in Psychology.

William G. Robinson is executive vice president and chief human resources officer. He is responsible for leading Sabre’s global human resources organization, including talent management, organizational leadership and culture. Prior to joining Sabre in December 2013, Mr. Robinson served as the senior vice president and chief human resources officer at Coventry Health Care, a diversified managed health care company with 14,000 employees, from 2012 to 2013. From 2010 to 2011, Mr. Robinson served as senior vice president for human resources at Outcomes Health Information Solutions, a healthcare analytics and information company specializing in the optimization and acquisition of medical records. Prior to that, from 1990 to 2010, he worked for General Electric, where he held several human resources leadership roles in diverse industries including information technology, healthcare, energy and industrial. Most recently, he was the human resources leader within the GE Enterprise Solutions division where he led a global team in an organization of 20,000 employees in 200 locations worldwide. He holds a M.A. in Human Resources Development from Bowie State University and a B.S. in Communications from Wake Forest University.

Gregory T. Webb is executive vice president and president of Travel Network, and before being named to his current role, gained experience with all aspects of the business, from leading the marketing organization to managing our supplier relationships, Travel Network business in Asia and Hospitality Solutions business. Since joining Sabre in 1995, Mr. Webb has held several senior leadership positions including chief marketing officer for both our Travel Network and Airline and Hospitality Solutions businesses and senior vice president of global product marketing for Sabre. Early in his career, he served as director of project consulting and risk assessment for American Airlines and Sabre. Prior to joining the company, Mr. Webb was vice president and chief information officer for BellSouth Telecommunications and also served as a senior consultant at Andersen Consulting. Mr. Webb earned a master’s degree in business administration with an emphasis in marketing from Louisiana Tech University and a bachelor’s degree in advertising from Southern Methodist University. He serves on the board of directors for Abacus.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” On April 17, 2014, we completed our initial public offering; prior to that date, there was no public trading market for our common stock. The following table sets forth, for the quarterly period indicated, the high and low market prices per share for our common stock, as reported on the NASDAQ Global Select Market:

	High	Low
Quarter ended June 30, 2014 (from April 17, 2014)	$20.91	$15.00
Quarter ended September 30, 2014	$20.26	$17.65
Quarter ended December 31, 2014	$20.57	$14.86

As of February 26, 2015, there were 276 stockholders of record.

During the third and fourth quarters of 2014, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $48 million. No dividends were declared or paid in the six months ended June 30, 2014 or in the year ended December 31, 2013. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.”

Stock Performance Graph

The following graph shows a comparison from April 17, 2014, the date our common stock commenced trading on the NASDAQ Global Select Market, through December 31, 2014 of the cumulative total return for our common stock, the S&P 500 Index and the NASDAQ Composite. The comparison assumes $100 was invested on April 17, 2014 in our common stock and in each of the two indices and assumes reinvestment of dividends.

The stock price performance depicted in the above graph is not necessarily indicative of future price performance. The stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue	$2,631,417	$2,523,546	$2,382,148	$2,252,446	$2,105,814
Operating income (loss)	421,345	380,930	(6,586)	331,112	340,037
Income (loss) from continuing operations	110,873	52,066	(215,427)	113,477	81,901
Loss from discontinued operations, net of tax	(38,918)	(149,697)	(394,410)	(193,873)	(365,962)
Net income (loss) attributable to Sabre Corporation	69,223	(100,494)	(611,356)	(66,074)	(268,852)
Net income (loss) attributable to common shareholders	57,842	(137,198)	(645,939)	(98,653)	(299,649)
Net income (loss) per share attributable to common shareholders:
Basic	$0.24	$(0.77)	$(3.65)	$(0.56)	$(1.71)
Diluted	$0.23	$(0.74)	$(3.65)	$(0.56)	$(1.71)
Weighted-average common shares outstanding:
Basic	238,633	178,125	177,206	176,703	175,655
Diluted	246,747	184,978	177,206	176,703	175,655

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$387,659	$228,232	$308,164	$265,854	$215,260
Cash used in investing activities	(258,791)	(239,999)	(209,815)	(139,861)	(139,502)
Cash (used in) provided by financing activities	(71,945)	262,172	(25,120)	(271,540)	(48,500)
Additions to property and equipment	(227,227)	(209,523)	(167,043)	(128,239)	(84,742)
Cash payments for interest	197,782	255,620	264,990	184,449	195,550

Other Financial Data:
Adjusted Gross Margin	$1,146,792	$1,060,302	$998,607	$886,018	$815,899
Adjusted Net Income	232,477	182,187	147,734	217,482	170,081
Adjusted EBITDA	840,028	778,754	731,412	649,285	603,461
Adjusted Capital Expenditures	265,038	268,337	245,586	187,348	118,408
Adjusted Free Cash Flow	293,375	181,715	305,662	170,985	140,118

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$155,679	$308,236	$126,695	$58,350	$176,521
Total assets	4,718,004	4,755,708	4,711,245	5,252,780	5,524,279
Long-term debt	3,061,400	3,643,548	3,420,927	3,307,905	3,350,860
Working capital deficit	(18,775)	(268,272)	(428,569)	(411,482)	(491,864)
Redeemable preferred stock	—	634,843	598,139	563,557	530,975
Noncontrolling interest	621	508	88	(18,693)	19,831
Total stockholders’ equity (deficit)	84,383	(952,536)	(876,875)	(196,919)	(34,738)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Key Metrics:
Travel Network
Direct Billable Bookings - Air	321,962	314,275	326,175	328,200	325,370
Direct Billable Bookings - Non-Air	54,122	53,503	53,669	53,683	49,229
Total Direct Billable Bookings	376,084	367,778	379,844	381,883	374,599
Airline Solutions Passengers Boarded	510,713	478,088	405,420	364,420	313,959

Non-GAAP Financial Measures

The following table sets forth the reconciliation of net income (loss) attributable to common shareholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to common shareholders	$57,842	$(137,198)	$(645,939)	$(98,653)	$(299,649)
Net loss from discontinued operations, net of tax	38,918	149,697	394,410	193,873	365,962
Net income (loss) attributable to noncontrolling interests(1)	2,732	2,863	1,519	(14,322)	(15,209)
Preferred stock dividends	11,381	36,704	34,583	32,579	30,797
Income (loss) from continuing operations	110,873	52,066	(215,427)	113,477	81,901
Adjustments:
Impairment(2)	—	—	44,054	—	—
Acquisition related amortization(3a)	99,383	132,685	129,869	129,235	127,581
Gain on sale of business and assets	—	—	(25,850)	—	—
Loss on extinguishment of debt	33,538	12,181	—	—	—
Other, net (5)	63,860	305	6,635	(65)	(1,873)
Restructuring and other costs (6)	10,470	27,921	5,408	4,578	2,870
Litigation and taxes, including penalties(7)	14,144	18,514	396,412	21,601	—
Stock-based compensation	20,094	3,387	4,365	4,088	3,344
Management fees(8)	23,701	8,761	7,769	7,191	6,730
Tax impact of net income adjustments(9)	(143,586)	(73,633)	(205,501)	(62,623)	(50,472)
Adjusted Net Income from continuing operations	$232,477	$182,187	$147,734	$217,482	$170,081
Adjusted Net Income from continuing operations per share	$0.94	$0.98	$0.81	$1.20	$0.96
Weighted-average shares outstanding adjusted for assumed inclusion of common stock equivalents	246,747	184,978	182,830	181,889	177,370

Adjusted Net Income from continuing operations	232,477	182,187	147,734	217,482	170,081
Adjustments:
Depreciation and amortization of property and equipment(3b)	157,592	123,414	96,668	78,867	70,296
Amortization of capitalized implementation costs(3c)	35,859	34,143	19,439	11,365	8,162
Amortization of upfront incentive consideration(4)	45,358	36,649	36,527	37,748	26,572
Interest expense, net	218,877	274,689	232,450	174,390	203,226
Remaining provision (benefit) for income taxes	149,865	127,672	198,594	129,433	125,124
Adjusted EBITDA	$840,028	$778,754	$731,412	$649,285	$603,461

The following table sets forth the reconciliation of basic weighted-average common shares outstanding, calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), to the adjusted weighted-average shares outstanding for the assumed inclusion of common stock equivalents (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
GAAP basic weighted-average common shares outstanding	238,633	178,125	177,206	176,703	175,655
Dilutive effect of stock options and restricted stock awards	8,114	6,853	5,624	5,186	1,715
Weighted-average common shares outstanding adjusted for assumed inclusion of common stock equivalents	246,747	184,978	182,830	181,889	177,370

The following tables set forth the reconciliation of operating income (loss) in our statement of operations, the most comparable GAAP measure, to Adjusted Gross Margin and Adjusted EBITDA by business segment (in thousands):

	Fiscal Year Ended December 31, 2014
	Travel Network	Airline and Hospitality Solutions	Eliminations	Corporate	Total
Operating income (loss)	$657,326	$176,730	$—	$(412,711)	$421,345
Add back:
Selling, general and administrative	102,059	56,195	(17)	309,915	468,152
Restructuring charges	—	—	—	(558)	(558)
Cost of revenue adjustments:
Depreciation and amortization(3)	58,533	104,926	—	34,950	198,409
Amortization of upfront incentive consideration(4)	45,358	—	—	—	45,358
Restructuring and other costs (6)	—	—	—	6,042	6,042
Stock-based compensation	—	—	—	8,044	8,044
Adjusted Gross Margin	863,276	337,851	(17)	(54,318)	1,146,792
Selling, general and administrative	(102,059)	(56,195)	17	(309,915)	(468,152)
Joint venture equity income	12,082	—	—	—	12,082
Joint venture intangible amortization(3a)	3,204	—	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,174	992	—	88,055	91,221
Restructuring and other costs (6)	—	—	—	4,986	4,986
Litigation and taxes, including penalties(7)	—	—	—	14,144	14,144
Stock-based compensation	—	—	—	12,050	12,050
Management fees(8)	—	—	—	23,701	23,701
Adjusted EBITDA	$778,677	$282,648	$—	$(221,297)	$840,028

	Fiscal Year Ended December 31, 2013
	Travel Network	Airline and Hospitality Solutions	Eliminations	Corporate	Total
Operating income (loss)	$667,498	$135,755	$—	$(422,323)	$380,930
Add back:
Selling, general and administrative	106,392	51,538	(140)	271,500	429,290
Restructuring charges	—	—	—	8,163	8,163
Cost of revenue adjustments:
Depreciation and amortization(3)	50,254	75,093	—	67,076	192,423
Amortization of upfront incentive consideration(4)	36,649	—	—	—	36,649
Restructuring and other costs (6)	—	—	—	11,491	11,491
Stock-based compensation	—	—	—	1,356	1,356
Adjusted Gross Margin	860,793	262,386	(140)	(62,737)	1,060,302
Selling, general and administrative	(106,392)	(51,538)	140	(271,500)	(429,290)
Joint venture equity income	12,350	—	—	—	12,350
Joint venture intangible amortization(3a)	3,204	—	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,253	2,227	—	90,135	94,615
Restructuring and other costs (6)	—	—	—	8,267	8,267
Litigation and taxes, including penalties(7)	—	—	—	18,514	18,514
Stock-based compensation	—	—	—	2,031	2,031
Management fees(8)	—	—	—	8,761	8,761
Adjusted EBITDA	$772,208	$213,075	$—	$(206,529)	$778,754

	Fiscal Year Ended December 31, 2012
	Travel Network	Airline and Hospitality Solutions	Eliminations	Corporate	Total
Operating income (loss)	$670,778	$114,272	$—	$(791,636)	$(6,586)
Add back:
Selling, general and administrative	101,934	52,754	(411)	639,017	793,294
Impairment(2)	—	—	—	20,254	20,254
Cost of revenue adjustments:
Depreciation and amortization(3)	34,624	51,395	—	63,456	149,475
Amortization of upfront incentive consideration(4)	36,527	—	—	—	36,527
Restructuring and other costs (6)	—	—	—	4,283	4,283
Litigation and taxes, including penalties(7)	—	—	—	(23)	(23)
Stock-based compensation	—	—	—	1,383	1,383
Adjusted Gross Margin	843,863	218,421	(411)	(63,266)	998,607
Selling, general and administrative	(101,934)	(52,754)	411	(639,017)	(793,294)
Joint venture equity income	21,287	—	—	—	21,287
Joint venture intangible amortization(3a)	3,200	—	—	—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,036	615	—	90,650	93,301
Restructuring and other costs (6)	—	—	—	1,125	1,125
Litigation and taxes, including penalties(7)	—	—	—	396,435	396,435
Stock-based compensation	—	—	—	2,982	2,982
Management fees(8)	—	—	—	7,769	7,769
Adjusted EBITDA	$768,452	$166,282	$—	$(203,322)	$731,412

	Fiscal Year Ended December 31, 2011
	Travel Network	Airline and Hospitality Solutions	Eliminations	Corporate	Total
Operating income (loss)	$594,418	$103,254	$—	$(366,560)	$331,112
Add back:
Selling, general and administrative	111,003	50,306	(476)	231,475	392,308
Cost of revenue adjustments:
Depreciation and amortization(3)	29,584	31,587	—	59,384	120,555
Amortization of upfront incentive consideration(4)	37,748	—	—	—	37,748
Restructuring and other costs (6)	—	—	—	3,038	3,038
Stock-based compensation	—	—	—	1,257	1,257
Adjusted Gross Margin	772,753	185,147	(476)	(71,406)	886,018
Selling, general and administrative	(111,003)	(50,306)	476	(231,475)	(392,308)
Joint venture equity income	23,501	—	—	—	23,501
Joint venture intangible amortization(3a)	3,200	—	—	—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	4,120	343	—	91,248	95,711
Restructuring and other costs (6)	—	—	—	1,540	1,540
Litigation and taxes, including penalties(7)	—	—	—	21,601	21,601
Stock-based compensation	—	—	—	2,831	2,831
Management fees(8)	—	—	—	7,191	7,191
Adjusted EBITDA	$692,571	$135,184	$—	$(178,470)	$649,285

	Fiscal Year Ended December 31, 2010
	Travel Network	Airline and Hospitality Solutions	Eliminations	Corporate	Total
Operating income (loss)	$545,762	$127,103	$—	$(78,622)	$340,037
Add back:
Selling, general and administrative	71,495	39,417	(487)	227,866	338,291
Cost of revenue adjustments:
Depreciation and amortization(3)	32,349	19,663	—	95,583	108,269
Amortization of upfront incentive consideration(4)	26,572	—	—	—	26,572
Restructuring and other costs (6)	—	—	—	1,736	1,736
Stock-based compensation	—	—	—	994	994
Adjusted Gross Margin	676,178	186,183	(487)	247,557	815,899
Selling, general and administrative	(71,495)	(39,417)	487	(227,866)	(338,291)
Joint venture equity income	17,871			—	17,871
Joint venture intangible amortization(3a)	3,200			—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	4,172	450	—	90,846	94,568
Restructuring and other costs (6)	—	—	—	1,134	1,134
Stock-based compensation	—	—	—	2,350	2,350
Management fees(8)	—	—	—	6,730	6,730
Adjusted EBITDA	$629,926	$147,216	$—	$120,751	$603,461

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Additions to property and equipment	$227,227	$209,523	$167,043	$128,239	$84,742
Capitalized implementation costs	37,811	58,814	78,543	59,109	33,666
Adjusted capital expenditures	$265,038	$268,337	$245,586	$187,348	$118,408

The following tables present information from our statements of cash flows and sets forth the reconciliation of cash provided by operating activities, the most comparable GAAP measure, to Free Cash Flow and Adjusted Free Cash Flow (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cash provided by operating activities	$387,659	$228,232	$308,164	$265,854	$215,260
Cash used in investing activities	(258,791)	(239,999)	(209,815)	(139,861)	(139,502)
Cash (used in) provided by financing activities	(71,945)	262,172	(25,120)	(271,540)	(48,500)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cash provided by operating activities	$387,659	$228,232	$308,164	$265,854	$215,260
Additions to property and equipment	(227,227)	(209,523)	(167,043)	(128,239)	(84,742)
Free Cash Flow	160,432	18,709	141,121	137,615	130,518
Adjustments:
Restructuring and other costs (6)(10)	18,353	19,758	5,408	4,578	2,870
Litigation settlement and tax payments for certain items (7)(11)	76,745	115,973	100,000	—	—
Other litigation costs (7)(10)	14,144	18,514	51,364	21,601	—
Management fees (8)(10)	23,701	8,761	7,769	7,191	6,730
Adjusted Free Cash Flow	$293,375	$181,715	$305,662	$170,985	$140,118

(1)

Net income (loss) attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interest held in (i) Sabre Travel Network Middle East of 40% for all periods presented, (ii) Sabre Australia Technologies I Pty Ltd (“Sabre Pacific”) of 49% through February 24, 2012, the date we sold this business, (iii) Travelocity.com LLC of approximately 9.5% through December 31, 2012, the date we merged this minority interest back into our capital structure and (iv) Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014. See Note 1, Summary of Business and Significant Accounting Policies, to our audited consolidated financial statements.

(2)	Represents asset impairment charges as well as $24 million in 2012 of our share of impairment charges recorded by one of our equity method investments, Abacus.
(3)	Depreciation and amortization expenses:
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
(4)

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

(5)

In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our tax receivable agreement (“TRA”) liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In 2013, 2012, 2011, and 2010, other, net primarily represents foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.

(6)

Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(7)	Litigation settlement and tax payments for certain items represent charges or settlements associated with airline antitrust litigation.
(8)

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

(9)

In 2014, the tax impact on net income adjustments includes a $66 million benefit recognized in the fourth quarter of 2014 from the reduction in a valuation allowance maintained against our deferred tax assets.

(10)

The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(11)

Includes payment credits used by American Airlines to pay for purchases of our technology services during the years ended December 31, 2014 and 2013. The payment credits were provided by us as part of our litigation settlement with American Airlines. Also includes a $50 million payment to American Airlines made in the third quarter of 2014 in conjunction with the new Airline Solutions contract, which will be amortized as a reduction to revenue over the contract term. This payment reduces payment credits originally offered to American Airlines as a part of the litigation settlement in 2012, contingent upon the signature of a new reservation agreement, which were extended to include the combined American Airlines and US Airways reservation contract. The payment credits would have been utilized for future billings under the new agreement.

Definitions of Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures.

We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairment, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, and stock-based compensation included in cost of revenue. We previously defined Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairment, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties and stock-based compensation as presented in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior periods has been recast to conform to our revised definition.

We define Adjusted Net Income as income (loss) from continuing operations adjusted for impairment, acquisition related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes, including penalties, stock-based compensation, management fees, and tax impact of net income adjustments.

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

We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment. We define Adjusted Free Cash Flow as Free Cash Flow plus the cash flow effect of restructuring and other costs, litigation settlement and tax payments for certain items, other litigation costs and management fees.

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
•

other companies, including companies in our industry, may calculate Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow or Adjusted Free Cash Flow differently, which reduces their usefulness as comparative measures.

ITEM 7.	Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global B2B travel marketplace for travel suppliers and travel buyers and (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hotel properties. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analysis.

In the fourth quarter of 2014, we committed to a plan to divest of our Travelocity segment, our global online travel business. On January 23, 2015, we announced the sale of Travelocity.com. In addition, on December 16, 2014, we announced that we received a binding offer to sell lastminute.com, the European portion of our Travelocity business, which closed on March 1, 2015. Our Travelocity segment has no remaining operations subsequent to these dispositions. The financial results of our Travelocity segment are included in net (loss) income from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com to be disposed of as of December 31, 2014 and 2013 are classified as assets held for sale and liabilities held for sale in our consolidated balance sheets. The discussion and analysis of our results of operations refers to continuing operations unless otherwise indicated.

A significant portion of our revenue is generated through transaction based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and consulting fees. Items that are not allocated to our business segments are identified as corporate and include primarily certain shared technology costs as well as stock-based compensation expense, litigation costs related to occupancy or other taxes and other items that are not identifiable with one of our segments.

Factors Affecting our Results

The following is a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations

Initially, large travel suppliers built custom in house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in house systems continue to migrate and upgrade to third party systems. By moving away from one time license fees to recurring monthly fees associated with our SaaS and hosted solutions, our revenue stream has become more predictable and sustainable. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.

Geographic mix

There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMC and OTA customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will maintain share in North America and grow share in Europe, APAC and Latin America. For the year ended December 31, 2014, we derived approximately 68% of our Direct Billable Bookings from North America, 19% from EMEA and 13% from the rest of the world. For the year ended December 31, 2013, we derived approximately 69% of our Direct Billable Bookings from North America, 17% from EMEA and 14% from the rest of the world.

Continued focus by travel suppliers on cost cutting and exerting influence over distribution

Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. Airline consolidations, pricing pressure during contract renegotiations and the use of direct distribution may continue to subject our business to challenges. The shift from indirect distribution channels, such as our GDS, to direct distribution channels, may result from increased content availability on supplier operated websites or from increased participation of meta search engines, such as Kayak and Google, which direct consumers to supplier operated websites. This trend may adversely affect our Travel Network contract renegotiations with suppliers that use alternative distribution channels. For example, airlines may withhold part of their content for distribution exclusively through their own direct distribution channels or offer more attractive terms for content available through those direct channels. However, since 2010, we believe the rate at which bookings are shifting from indirect to direct distribution channels has slowed for a number of reasons, including the increased participation of LCC/hybrids in indirect channels. Over the last several years, notable carriers that previously only distributed directly, including JetBlue and Norwegian, have adopted our GDS. Other carriers such as EVA Airways and Virgin Australia have further increased their participation in a GDS.

These trends have impacted the revenue of Travel Network, which recognizes revenue for airline ticket sales based on transaction volumes, and the revenue of Airline and Hospitality Solutions, which recognizes a portion of its revenue based on the number of PBs, depending upon the applicable revenue model. Simultaneously, this focus on cost cutting and direct distribution has also presented opportunities for Airline and Hospitality Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.

Increasing importance of LCC/hybrids in Travel Network and Airline and Hospitality Solutions

Hybrid and LCCs have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired.

Travel buyers can shift their bookings to or from our Travel Network business

Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, in late 2012, Expedia adopted a dual GDS provider strategy and shifted a sizeable portion of its business from our GDS to a competitor GDS, resulting in a year over year decline in our transaction volumes in 2013. Conversely, certain European OTAs including Unister, eTravel and Bravofly that did not previously use our GDS shifted a portion of their business to our GDS.

Increasing travel agency incentive consideration

Travel agency incentive consideration is a large portion of Travel Network expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract. Although this consideration has been increasing in real terms, it has been relatively stable as a percentage of Travel Network revenue over the last four years, partially due to our focus on managing incentive consideration. We believe we have been effective in mitigating the trend towards increasing incentive consideration by offering value added products and content, such as Sabre Red Workspace, a SaaS product available to our travel buyers that provides an easy to use interface along with many travel agency workflow and productivity tools.

Growing demand for continued technology improvements in the fragmented hotel market

Most of the hotel market is highly fragmented. Independent hotels and small to medium sized chains (groups of less than 300 properties) comprise a majority of hotel properties and available hotel rooms, with global and regional chains comprising the balance. Hotels use a number of different technology systems to distribute and market their products and operate efficiently. We offer technology solutions to all segments of the hospitality market, particularly independent hotels and small to medium sized chains. Our SynXis Enterprise Platform integrates critical hospitality systems to optimize distribution, operations, retailing and guest experience via one scalable, flexible and intelligent platform. As these markets continue to grow, we believe independent hotel owners and operators will continue to seek increased connectivity and integrated solutions to ensure access to global travelers. We anticipate that this will contribute to the continued growth of Airline and Hospitality Solutions, which is ultimately dependent upon these hoteliers accepting and utilizing our products and services.

Components of Revenues and Expenses

Revenues

Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS, as well as revenue from certain services we provide our joint ventures and the sale of aggregated bookings data to carriers. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on our own secure platforms or deployed through our SaaS. Airlines and Hospitality Solutions also generates revenue through consulting services and software licensing fees.

Cost of revenue

Cost of revenue incurred by Travel Network and Airlines and Hospitality Solutions consists of expenses related to our technology infrastructure that hosts our GDS and software solutions, salaries and benefits, and allocated overhead such as facilities and other support costs. Cost of revenue for Travel Network also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which have accrued on a monthly basis.

Corporate cost of revenue includes certain shared technology costs as well as stock-based compensation expense, litigation expenses and other items that are not identifiable with our segments.

Depreciation and amortization included in cost of revenue is associated with property and equipment; software developed for internal use that supports our revenue, businesses and systems; amortization of contract implementation costs which relates to Airlines and Hospitality Solutions; and intangible assets for technology purchased through acquisitions or established with our take-private transaction. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional services fees, certain settlement charges and costs to defend legal disputes, bad debt expense, depreciation and amortization and other overhead costs.

Intersegment Transactions

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline and Hospitality Solutions pays fees to Travel Network for airline trips booked through our GDS. In addition, Travel Network historically recognized intersegment incentive consideration expense for bookings generated by our discontinued Travelocity business. Such costs are representative of costs incurred on a consolidated basis relating to Travel Network’s revenue from airlines for bookings transacted through our GDS. See Note 3, Discontinued Operations and Dispositions, and Note 18, Segment Information, to our consolidated financial statements.

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

	Year Ended December 31,			% Change
	2014	2013	2012	2014 - 2013	2013 - 2012
Key Metrics:
Travel Network
Direct Billable Bookings - Air	321,962	314,275	326,175	2.4%	(3.6)%
Direct Billable Bookings - Non-Air	54,122	53,503	53,669	1.2%	(0.3)%
Total Direct Billable Bookings	376,084	367,778	379,844	2.3%	(3.2)%
Airline Solutions Passengers Boarded	510,713	478,088	405,420	6.8%	17.9%

Matters Affecting Comparability

Mergers and Acquisitions

In the third quarter of 2014, we acquired the assets of Genares Worldwide Reservation Services, Ltd. (“Genares”), a global, privately-held hospitality technology company, to further strengthen our position as a leading technology partner to hoteliers worldwide. The acquisition added more than 2,300 independent and chain hotel properties to our existing Hospitality Solutions portfolio. The acquisition of Genares did not have a material impact on our results of operations.

In the third quarter of 2012, we acquired all of the outstanding stock and ownership interests of PRISM, a leading provider of end to end airline contract business intelligence and decision support software. The acquisition, which adds to our portfolio of products within the Airline and Hospitality Solutions, allows for new relationships with airlines and adds to our existing business intelligence capabilities. See “—Results of Operations.”

Dispositions Impacting Results from Continuing Operations

On February 24, 2012, we completed the sale of our 51% stake in Sabre Pacific, an entity jointly owned by a subsidiary of Sabre (51%) and Abacus (49%), to Abacus for $46 million of proceeds, which resulted in reduced revenue and expense for Travel Network in 2013 compared to 2012, and to a greater extent, in 2012 compared to 2011. Of the proceeds received, $9 million was for the sale of stock, $18 million represented the repayment of an intercompany note receivable from Sabre Pacific, which was entered into when the joint venture was originally established, and the remaining $19 million represented the settlement of operational intercompany receivable balances with Sabre Pacific and associated amounts we owed to Abacus. We recorded $25 million as gain on sale of business in our consolidated statements of operations. We have also entered into a license and distribution agreement with Sabre Pacific, under which it will market, sub license, distribute, provide access to and support for our GDS in Australia, New Zealand and surrounding territories. Sabre Pacific is required to pay us an ongoing transaction fee based on booking volumes under this agreement. For the year ended December 31, 2012, joint venture equity income included a $24 million impairment of goodwill recorded by Abacus associated with its acquisition of Sabre Pacific.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Revenue	$2,631,417	$2,523,546	$2,382,148
Cost of revenue	1,742,478	1,705,163	1,575,186
Selling, general and administrative	468,152	429,290	793,294
Impairment	—	—	20,254
Restructuring (adjustments) charges	(558)	8,163	—
Operating income (loss)	421,345	380,930	(6,586)
Interest expense, net	(218,877)	(274,689)	(232,450)
Loss on extinguishment of debt	(33,538)	(12,181)	—
Gain on sale of business	—	—	25,850
Joint venture equity income	12,082	12,350	(2,513)
Other, net	(63,860)	(305)	(6,635)
Income (loss) from continuing operations before income taxes	117,152	106,105	(222,334)
Provision (benefit) for income taxes	6,279	54,039	(6,907)
Income (loss) from continuing operations	$110,873	$52,066	$(215,427)

Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Travel Network	$1,854,785	$1,821,498	$33,287	2%
Airline and Hospitality Solutions	786,478	711,745	74,733	10%
Total segment revenue	2,641,263	2,533,243	108,020	4%
Eliminations	(9,846)	(9,697)	(149)	2%
Total revenue	$2,631,417	$2,523,546	$107,871	4%

Travel Network—Revenue increased $33 million, or 2%, for the year ended December 31, 2014 compared to the prior year. The increase in revenue primarily resulted from:

●

a $26 million increase in transaction-based revenue to $1,615 million as a result of an 8 million increase in Direct Billable Bookings, or 2%, to 376 million for the year ended December 31, 2014. The increase in bookings was partially offset by a decrease of less than 1% in the average booking fee primarily due to the impact on our average booking fee from US Airways merger with American Airlines, the unfavorable political and economic environment in Venezuela and the resolution of a billing dispute with US Airways. See “Liquidity and Capital Resources—Recent Events Impacting Our Liquidity—Political and Economic Environment in Venezuela” for a description of the impact of the environment in Venezuela on our business; and

●	a $7 million increase in other revenue including media and marketing services.

Airline and Hospitality Solutions—Revenue increased $75 million, or 10%, for the year ended December 31, 2014 compared to the prior year. The increase in revenue primarily resulted from:

●

a $36 million increase in Airline Solutions’ SabreSonic CSS revenue for the year ended December 31, 2014 compared to the prior year. PBs increased 33 million, or 7%, to 511 million for the year ended December 31, 2014 which was driven by growth from existing customers and resulted in an increase in revenue of $18 million. In addition, we recognized $19 million in revenue during the year ended December 31, 2014 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012. These increases were partially offset by a decrease in revenue from professional services;

●	a $20 million increase in Airline Solutions’ commercial and operations solutions; and

●

a $19 million increase in Hospitality Solutions revenue to $132 million for the year ended December 31, 2014 compared to $113 million in the prior year, primarily driven by an increase in CRS transactions.

Cost of revenue

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Travel Network	$991,509	$960,705	$30,804	3%
Airline and Hospitality Solutions	448,627	449,359	(732)	(0)%
Eliminations	(9,830)	(8,813)	(1,017)	12%
Total segment cost of revenue	1,430,306	1,401,251	29,055	2%
Corporate	68,405	74,840	(6,435)	(9)%
Depreciation and amortization	198,409	192,423	5,986	3%
Amortization of upfront incentive consideration	45,358	36,649	8,709	24%
Total cost of revenue	$1,742,478	$1,705,163	$37,315	2%

Travel Network—Cost of revenue increased $31 million, or 3%, for the year ended December 31, 2014 compared to the prior year. The increase primarily resulted from a $37 million increase in incentive consideration, partially offset by decreases in labor and other costs.

Airline and Hospitality Solutions—Cost of revenue decreased $1 million, or less than 1%, for the year ended December 31, 2014 compared to the prior year. The decrease is primarily the result of a $13 million decrease in labor costs, partially offset by a $12 million increase in technology and transaction-related expenses driven by higher transaction volumes.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $6 million, or 9%, for the year ended December 31, 2014 compared to the prior year. The decrease is primarily due to a $7 million decrease in unallocated labor costs, a $4 million decrease in professional fees and a $2 million decrease in data processing costs. These decreases were partially offset by an increase in cost of revenue from a $7 million contractual settlement received from a service provider in 2013 which did not reoccur in 2014.

Depreciation and amortization—Cost of revenue increased $6 million, or 3%, for the year ended December 31, 2014 compared to the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased by $9 million, or 24%, for the year ended December 31, 2014 compared to the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the year ended December 31, 2014 compared to the prior year.

Selling, general and administrative expenses

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Selling, general and administrative	$468,152	$429,290	$38,862	9%

Selling, general and administrative expenses increased by $39 million, or 9%, for the year ended December 31, 2014 compared to the prior year. The increase was due to an increase of $15 million in management fees paid to TPG and Silver Lake related to our initial public offering, a $10 million increase in professional fees primarily related to the implementation of certain public company requirements and strategic transactions, a $9 million increase in labor costs to support the growth of the business and a $5 million increase in bad debt expenses. These increases were partially offset by lower information technology and communication costs and depreciation and amortization.

Interest expense, net

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Interest expense, net	$218,877	$274,689	$(55,812)	(20)%

Interest expense, net, decreased $56 million, or 20%, for the year ended December 31, 2014 compared to the prior year. The decrease is primarily due to the prepayments on our 2019 Notes and Term Loan C (see “—Senior Secured Credit Facilities”) and a lower effective interest rate as a result of our repricing amendments completed in February 2014. In addition, interest expense decreased due to lower modification expenses and lower imputed interest expense related to payments made in the fourth quarter of 2013 for our litigation settlement payable to American Airlines.

Loss on extinguishment of debt

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,538	$12,181	$21,357	175%

During the year ended December 31, 2014, we recognized losses on extinguishment of debt of $31 million in connection with the prepayments on our 2019 Notes and Term Loan C and $3 million related to the repricing of our Term Loan B completed in February 2014. During the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $12 million as a result of our Amended and Restated Credit Agreement (see “Liquidity and Capital Resources—Senior Secured Credit Facilities”).

Other expense, net

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Other expenses, net	$63,860	$305	$63,555	**	%

** not meaningful

In the fourth quarter of 2014, we recognized a charge of $66 million in other expenses, net as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance. This increase was partially offset by foreign exchange gains related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

Provision for income taxes

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Provision for income taxes	$6,279	$54,039	$(47,760)	(88)%

Our effective tax rates for the years ended December 31, 2014 and 2013 were 5.4% and 50.9%, respectively. The decrease in the effective tax rate for the year ended December 31, 2014 as compared to the prior year was primarily due to the reduction in the valuation allowance related to certain U.S. deferred tax assets and the settlement of a state income tax contingency in our favor. These reductions were partially offset by a non-deductible increase in our TRA liability and changes in the geographic mix of our taxable income.

Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Travel Network	$1,821,498	$1,795,127	$26,371	1%
Airline and Hospitality Solutions	711,745	597,649	114,096	19%
Total segment revenue	2,533,243	2,392,776	140,467	6%
Eliminations	(9,697)	(10,628)	931	(9)%
Total revenue	$2,523,546	$2,382,148	$141,398	6%

Travel Network—Revenue increased $26 million, or 1%, for the year ended December 31, 2013 compared to the prior year. The increase was driven by a $25 million increase in other revenue primarily from payments in connection with certain services provided to our joint ventures. Transaction-based revenue was flat at $1,590 million for the year ended December 31, 2013 compared to the prior year. We processed 368 million Direct Billable Bookings in 2013, representing a decrease of 12 million Direct Billable Bookings, or 3%, compared to 2012. The decrease in bookings was offset by a 3% increase in the average booking fee.

Airline and Hospitality Solutions—Revenue increased $114 million, or 19%, for the year ended December 31, 2013 compared to the prior year. This $114 million increase in revenue primarily resulted from:

•

a $48 million increase in Airline Solutions' SabreSonic CSS revenue for the year ended December 31, 2013 compared to the prior year. The increase in revenue was due to an increase of 73 million, or 18%, in PBs to 478 million in 2013. The increase in PBs was primarily due to new customers;

•

a $54 million increase in Airline Solutions' commercial and operations solutions revenue primarily the result of $25 million generated from our 2012 acquisition of PRISM and a $29 million increase in other airline software solutions, consulting and professional services; and

•

a $12 million increase in Hospitality Solutions revenue to $113 million for the year ended December 31, 2013 compared to $101 million in the prior year, primarily due to an increase in CRS transactions.

Cost of revenue

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Travel Network	$960,705	$951,264	$9,441	1%
Airline and Hospitality Solutions	449,359	379,228	70,131	18%
Eliminations	(8,813)	(6,365)	(2,448)	38%
Total segment cost of revenue	1,401,251	1,324,127	77,124	6%
Corporate	74,840	65,058	9,782	15%
Depreciation and amortization	192,423	149,474	42,949	29%
Amortization of upfront incentive consideration	36,649	36,527	122	0%
Total cost of revenue	$1,705,163	$1,575,186	$129,977	8%

Travel Network—Cost of revenue increased $9 million, or 1%, for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase primarily resulted from a $18 million increase in incentive consideration, in line with higher Direct Billable Transactions in regions with favorable booking fee rates, partially offset by a $5 million decrease in other operating expenses primarily related to the disposition of Sabre Pacific in February of 2012 and a $2 million decrease in labor costs.

Airline and Hospitality Solutions—Cost of revenue increased $70 million, or 18%, for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase primarily resulted from a $48 million increase in labor costs and a $12 million increase in technology-related expenses, driven by higher transaction volumes. The increase in labor costs was due to increased headcount to support 2013 implementations, increased customer support and maintenance, additional headcount associated with the acquisition of PRISM in August of 2012 and minor enhancements to our SaaS and hosted systems.

Corporate—Cost of revenue associated with corporate unallocated costs increased $10 million, or 15%, for the year ended December 31, 2013 compared to the prior year. The increase is primarily related to an increase of $8 million in unallocated labor costs.

Depreciation and amortization—Cost of revenue increased $43 million, or 29%, for the year ended December 31, 2013 compared with the year ended December 31, 2012. The increase is primarily due to a $40 million increase in depreciation and amortization associated with the completion and amortization of software developed for internal use as well as capitalized implementation costs and a $3 million increase in amortization of intangible assets related to the PRISM acquisition in August 2012.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration of $37 million for the year ended December 31, 2013 was flat compared to the prior year

Selling, general and administrative expenses

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Selling, general and administrative	$429,290	$793,294	$(364,004)	(46)%

Selling, general and administrative expenses decreased $364 million, or 46%, for the year ended December 31, 2013 compared with the year ended December 31, 2012. This decrease in selling, general and administrative expenses was primarily driven by a $347 million litigation charge recorded during the year ended December 31, 2012 for the settlement of the state and federal cases with American Airlines, which did not reoccur in the year ended December 31, 2013. Additionally, professional services decreased $33 million driven by lower legal fees as a result of the settlement of our dispute with American Airlines in 2012. These declines are partially offset by increases in labor costs of $19 million primarily due to increased corporate headcount to support the growth of the business in addition to an increase in variable compensation as a result of improved overall performance.

Impairment

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Impairment	$—	$20,254	$(20,254)	(100)%

During the year ended December 31, 2012, we recognized impairment charges associated with an abandoned corporate facility. No impairment charges were recognized in continuing operations for the year ended December 31, 2013.

Interest expense, net

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Interest expense, net	$274,689	$232,450	$42,239	18%

Interest expense, net, increased $42 million, or 18%, for year ended December 31, 2013 compared with the year ended December 31, 2012. We entered into multiple debt transactions during 2012 and 2013 that increased our overall effective interest rate and increased our debt levels which resulted in additional interest expense of $40 million during the year ended December 31, 2013. See Note 11, Debt—Senior Secured Credit Facility, to our audited consolidated financial statements. Additionally, debt modification expenses and original issue discount amortization increased by $8 million during the year ended December 31, 2013 compared to the prior year. We also incurred $17 million of imputed interest related to a litigation settlement payable during the year ended December 31, 2013. Offsetting these increases was a $16 million reduction associated with accelerating the amortization of our debt issuance cost in 2012 as well as a $9 million increase in interest savings as a result of the maturity of certain of our interest rates swaps in 2012. See Note 10, Derivatives, to our consolidated financial statements.

Loss on extinguishment of debt

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$12,181	$—	$12,181	**%

** not meaningful

Loss on extinguishment of debt was $12 million for the year ended December 31, 2013 as a result of our debt restructuring transaction in the first quarter of 2013.

Gain on Sale of Business

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Gain on sale of business	$—	$(25,850)	$25,850	(100)%

Gain on sale of business for the year ended December 31, 2012 primarily related to the sale of our 51% stake in Sabre Pacific to Abacus for $46 million of proceeds. See “—Matters Affecting Comparability.”

Joint venture equity income

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Joint venture equity income (loss)	$12,350	$(2,513)	$14,863	**	%

** not meaningful

Joint venture equity income increased $15 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. This change was driven by a $24 million impairment of goodwill recognized in the year ended December 31, 2012, partially offset by decreased performance of our joint ventures in 2013 compared with the year ended December 31, 2012.

Other expense, net

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Other expenses, net	$305	$6,635	$(6,330)	(95)%

Other expenses, net, decreased $6 million for the year ended December 31, 2013 compared with the year ended December 31, 2012. The decrease was driven primarily by a decrease in realized and unrealized foreign currency exchange losses.

Provision for income taxes

	Year Ended December 31,
	2013	2012	Change
	(Amounts in thousands)
Provision (benefit) for income taxes	$54,039	$(6,907)	$60,946	**	%

** not meaningful

We recognized a provision for income taxes of $54 million for the year ended December 31, 2013 compared to a benefit of $7 million for the year ended December 31, 2012. The decrease in the tax benefit in the year ended December 31, 2013 was primarily the result of the decrease in pre-tax loss from continuing operations and the impact of sales of business and assets partially offset by changes in valuation allowances.

Liquidity and Capital Resources

Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2014 and 2013, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2014	2013
Cash and cash equivalents	$155,679	$308,236
Revolver outstanding balance	—	—
Available balance under the Revolver	358,619	285,671
Outstanding letters of credit	(46,545)	(67,949)

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2014 and 2013.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2014, the amount of indefinitely reinvested foreign earnings was approximately $177 million. As of December 31, 2014, $84 million of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes on up to $55 million of these funds to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds from our controlled foreign corporations to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock and service our debt and other long-term liabilities

Ability to Generate Cash in the Future

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures and dividends will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”

Liquidity Outlook

We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. From time to time, we may supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016, if we decide not to refinance this indebtedness. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.” Future strategic investments could include a possible acquisition within the Travel Network business segment that, if it occurs, would require approximately $500 million in funds including advisory and financing costs, which would be funded through some combination of cash on hand, revolver draw and debt financing.

Dividends

We paid cash dividends on our common stock in the third and fourth quarter of 2014 and expect to continue to pay quarterly cash dividends thereafter. Our board of directors declared cash dividends of $0.09 per share of our common stock, which were paid on September 16, 2014 to stockholders of record as of September 1, 2014, and on December 30, 2014 to stockholders of record as of December 15, 2014. In addition, our board of directors declared cash dividends of $0.09 per share of our common stock on February 6, 2015, to be paid on March 30, 2015 to stockholders of record as of March 16, 2015. We funded the 2014 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Events Impacting Our Liquidity and Capital Resources

Litigation Settlement Agreement

As a result of our litigation settlement agreement with American Airlines in 2012, we have accrued a settlement liability which consists of several elements, including cash to be paid directly to American Airlines, payment credits to pay for future technology services that we provide, as defined in the settlement agreements, and the estimated fair value of other service agreements entered into concurrently with the settlement agreement. As of December 31, 2014, our remaining settlement liability under the settlement agreement was $96 million, of which the current portion of $73 million is recorded in litigation settlement liability and related deferred revenue and the noncurrent portion of $23 million is recorded in other noncurrent liabilities in our consolidated balance sheets. In accordance with the settlement agreement, we paid $100 million during the fourth quarter of 2013 and $100 million during the fourth quarter of 2012. We expect to realize cash tax benefits over the next one-to-four years and payment credits are expected to be fully used by 2017, depending on the level of services we provide to American Airlines. In the year ended December 31, 2012, we recorded settlement charges of $347 million, or $222 million, net of tax, in our results of operations. See Note 17, Commitments and Contingencies, to our consolidated financial statements.

In the third quarter of 2014, we made a $50 million payment to American Airlines in conjunction with their new Airline Solutions contract, which will be amortized against revenue over the contract term. This payment reduces non-cash payment credits originally offered to American Airlines as a part of the litigation settlement, a portion of which were contingent upon the execution of a new reservation agreement. The contingent portion of non-cash credits was incorporated in the combined American Airlines and US Airways reservation contract. The non-cash payment credits would have been utilized for future billings under the new agreement.

Initial Public Offering and Redemption of Preferred Stock

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

We used the net proceeds from our initial public offering to repay (i) $296 million aggregate principal amount of our Term Loan C (see “—Senior Secured Credit Facilities”) and (ii) $320 million aggregate principal amount of our senior secured notes due 2019 at a redemption price of 108.5% of the principal amount. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the 2019 Notes. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG and Silver Lake pursuant to the MSA, which was thereafter terminated.

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

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the right to receive future payments by us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”) of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, (i) we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million (assuming no changes to current limitations on our ability to utilize our NOLs under Section 382 of the Code), of which we expect approximately 85% to 95% of the total payments to be made over the next six years and (ii) we do not expect material payments to occur before 2016.

These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 8, Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.

In addition, the TRA provides that upon certain mergers, stock and asset sales, other forms of business combinations or other changes of control, the TRA will terminate and we will be required to make a payment intended to equal to the present value of future payments under the TRA, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. Different timing rules will apply to payments under the TRA to be made to holders that, prior to the completion of the initial public offering, held stock options and restricted stock units (collectively, the “Pre-IPO Award Holders”). These payments will generally be deemed invested in a notional account rather than made on the scheduled payment dates, and the account will be distributed on the fifth anniversary of the initial public offering, together with an amount equal to the net present value of the Award Holder’s future expected payments, if any, under the TRA. Moreover, payments to holders of stock options that were unvested prior to the completion of the initial public offering are subject to vesting on the same schedule as such holder’s unvested stock options.

The TRA contains a Change of Control definition that includes, among other things, a change of a majority of the Board of Directors without approval of a majority of the then existing Board members (the “Continuing Directors Provision”). Recent Delaware case law has stressed that such Continuing Directors Provisions could have a potential adverse impact on stockholders’ right to elect a company’s directors. In this regard, decisions of the Delaware Chancery Court (not involving us or our securities) have considered change of control provisions and noted that a board of directors may “approve” a dissident stockholders’ nominees solely to avoid triggering the change of control provisions, without supporting their election, if the board determines in good faith that the election of the dissident nominees would not be materially adverse to the interests of the corporation or its stockholders. Further, according to these decisions, the directors’ duty of loyalty to stockholders under Delaware law may, in certain circumstances, require them to give such approval.

Our counterparties under the TRA will not reimburse us for any payments previously made under the TRA if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the TRA in excess of our cash tax savings. Certain transactions by the company could cause it to recognize taxable income (possibly material amounts of income) without a current receipt of cash. Payments under the TRA with respect to such taxable income would cause a net reduction in our available cash. For example, transactions giving rise to cancellation of debt income, the accrual of income from original issue discount or deferred payments, a “triggering event” requiring the recapture of dual consolidated losses, or “Subpart F” income would each produce income with no corresponding increase in cash. In these cases, we may use some of the Pre-IPO Tax Assets to offset income from these transactions and, under the TRA, would be required to make a payment to our Pre-IPO Existing Stockholders even though we receive no cash from such income.

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the TRA for specified reasons, such payments will be deferred and will accrue interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 1.00% per annum until paid. The TRA is designed with the objective of causing our annual cash costs attributable to federal income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Assets) to be the same as we would have paid had we not had the Pre-IPO Tax Assets available to offset our federal taxable income. As a result, stockholders who are not Pre-IPO Existing Stockholders will not be entitled to the economic benefit of the Pre-IPO Tax Assets that would have been available if the TRA were not in effect (except to the extent of our continuing 15% interest in the Pre-IPO Tax Assets).

Political and Economic Environment in Venezuela

Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. In January 2014, Venezuela announced a dual-foreign exchange rate system, which has effectively devalued the local currency and subjected airlines to an exchange rate for U.S. dollars available at auctions that has been significantly higher than the official exchange rate. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. During the year ended December 31, 2014, we collected $21 million from customers in Venezuela of which $4 million was outstanding as of December 31, 2013. Accounts receivable outstanding from customers in Venezuela totaled $6 million as of December 31, 2014.

Acquisitions

In August 2012, we acquired all of the outstanding stock and ownership interests of PRISM Group Inc. and PRISM Technologies LLC, a leading provider of end to end airline contract business intelligence and decision support software. The purchase price was $116 million of which $54 million was contingent consideration paid in two annual installments. The first $27 million installment was paid in August 2013 and second $27 million installment was paid in August 2014.

In September 2014, we paid $32 million to acquire certain assets and liabilities of Genares Worldwide Reservation Services, Ltd., a provider of central reservation systems, revenue management and marketing solutions to more than 2,300 independent and chain hotel properties worldwide.

Discontinued Travelocity Business

In the third quarter of 2013, we initiated plans to shift our Travelocity business in the United States and Canada away from a high fixed-cost model to a lower-cost, performance-based revenue structure. In August 2013, Travelocity entered into the Expedia SMA, pursuant to which Expedia powered the technology platforms for Travelocity’s existing U.S. and Canadian websites as well as provided Travelocity with access to Expedia’s supply and customer service platforms. In February 2014, as a further step in our restructuring plans for Travelocity, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering.

Travelocity’s working capital was impacted by the Expedia SMA and the sale of TPN. As of December 31, 2013, we had approximately $214 million in total travel supplier liabilities of which $129 million represented the liability to travel suppliers in connection with Travelocity.com and TPN. The $129 million liability was extinguished during the year ended December 31, 2014 as a result of the Expedia SMA and the sale of TPN as we no longer received cash directly from consumers and did not incur a payable to travel suppliers for new bookings. Subsequent to the Expedia SMA and the sale of TPN, our Travelocity-related working capital primarily consisted of amounts attributable to lastminute.com as well as amounts due from Expedia offset by payables for marketing and labor related costs, and we continued to pay travel suppliers for travel consumed that originated on our technology platforms. In connection with the divestiture of lastminute.com, the remaining amount of the travel supplier liabilities was transferred to Bravofly Rumbo Group as of the date of the sale.

Cash flows used by discontinued operating activities totaled $206 million, $85 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash flows used by discontinued operating activities in the year ended December 31, 2014 compared to 2013 was primarily due to the decrease in operating liabilities, mainly associated with travel supplier liabilities as described above, partially offset by a decrease in accounts receivable. The increase in cash flows used by discontinued operating activities in the year ended December 31, 2013 compared to 2012 was driven by higher operating losses and a $24 million decrease in travel supplier liabilities and accounts payable due to impact of the Expedia SMA on Travelocity’s working capital.

As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 17, Commitments and Contingencies, regarding litigation and other contingencies associated with our discontinued Travelocity segment.

Subsequent Events Impacting Our Liquidity and Capital Resources

Sale of Travelocity.com and lastminute.com

On January 23, 2015, we announced the sale of Travelocity.com to Expedia, pursuant to the terms of the Travelocity Purchase Agreement, dated January 23, 2015, by and among Sabre GLBL Inc. and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. Travel Network’s agreement with Expedia regarding the use of our GDS remains in place such that air travel booked through the Travelocity-branded websites by Expedia are contractually required to be processed by Travel Network through the beginning of 2019.

On December 16, 2014, we announced that we had received a binding offer from Bravofly Rumbo Group to acquire lastminute.com which subsequently closed on March 1, 2015. The transaction was completed through the transfer of net liabilities to the acquirer as of the date of sale consisting primarily of a working capital deficit. Additionally, at the time of sale, the acquirer entered into a long-term agreement with Travel Network to continue to utilize our GDS for bookings which will generate incentive consideration to be paid by us to the acquirer. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services to be provided to the acquirer under a transition services agreement during 2015.

Secondary Public Offering

On February 10, 2015, we closed a secondary public offering of our common stock in which certain of our stockholders sold 23,800,000 shares, and the underwriters exercised in full their overallotment option which resulted in the sale of an additional 3,570,000 shares of our common stock. We did not receive any proceeds from the secondary public offering or from the exercise of the underwriters’ overallotment option.

Capital Expenditures and Implementation Costs

Capitalized costs associated with software developed for internal use represent a significant portion of our capital expenditures as we continue to develop and enhance our GDS and our SaaS and hosted systems. Capitalized implementation costs are upfront costs we incur related to the implementation of new customer contracts associated with our SaaS and hosted products. Implementation costs are sometimes partially offset by upfront solution fees that we charge and collect, depending on the customer contracts. During the year ended December 31, 2014, we incurred $227 million of capital expenditures, including $171 million related to software developed for internal use, and we incurred $38 million of capitalized implementation costs. In 2015, we expect capital expenditures to increase to approximately $250 million and capitalized implementation costs to increase to approximately $75 million. We expect the capitalized implementation costs to be substantially offset by upfront solution fees paid to us by our customers.

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

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum senior secured leverage ratio, which applies if our revolver utilization exceeds certain thresholds. This ratio is calculated as senior secured debt (net of cash) to EBITDA, as defined by the credit agreement. This ratio was 5.0 to 1.0 for 2014 and is 4.5 to 1.0 for 2015. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. This EBITDA is calculated for the purposes of compliance with our debt covenants and differs from the Adjusted EBITDA metric used elsewhere in this Annual Report on Form 10-K. See Note 9, Debt, to our consolidated financial statements.

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. No excess cash flow payment is required in 2015 with respect to our results for the year ended December 31, 2014. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.

Cash Flows

Operating Activities

Cash provided by operating activities for the year ended December 31, 2014 was $388 million and consisted of net income from continuing operations of $111 million, adjustments for non-cash and other items of $359 million and a decrease in cash from changes in operating assets and liabilities of $82 million. The adjustments for non-cash and other items consist primarily of $290 million of depreciation and amortization, $45 million in amortization of upfront incentive consideration, $34 million loss on extinguishment of debt and $20 million of stock-based compensation expense, partially offset by $42 million of litigation related credits and $12 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities was primarily the result of a $79 million increase in other assets primarily due to a $50 million payment made to American Airlines in conjunction with the new Airlines Solutions contract, $51 million used for upfront incentive consideration, and a $38 million used for capitalized implementation costs, partially offset by a $56 million increase in accounts payable and other accrued liabilities and a $39 million increase in deferred revenue.

Cash provided by operating activities for the year ended December 31, 2013 was $228 million and consisted of net income from continuing operations of $52 million, adjustments for non-cash and other items of $381 million and a decrease in cash from changes in operating assets and liabilities of $205 million. The adjustments for non-cash and other items consist primarily of $287 million of depreciation and amortization, $37 million in amortization of upfront incentive consideration, $26 million loss on extinguishment of debt and debt modification costs, and $14 million of deferred taxes, partially offset by $12 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities was primarily the result of $59 million used for capitalized implementation costs, a $57 million increase in other assets, $49 million used for upfront incentive consideration, $23 million increase in accounts receivable, a $15 million decrease in accounts payable and accrued liabilities due to a $100 million litigation settlement payment which was partially offset by an increase in other accrued liabilities.

Cash provided by operating activities for the year ended December 31, 2012 was $308 million and consisted of net loss from continuing operations of $215 million, adjustments for non-cash and other items of $643 million and a decrease in cash of $120 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $345 million of litigation charges, $243 million of depreciation and amortization, and $37 million in amortization of upfront incentive consideration, partially offset by $33 million of deferred taxes. The decrease in cash from changes in operating assets and liabilities was primarily the result of $79 million used for capitalized implementation costs, a $135 million decrease in accounts payable and other accrued liabilities, $35 million used for upfront incentive consideration and $20 million used for pension and other postretirement benefits. These decreases were partially offset by an increase of $97 million in deferred revenue, an increase of $37 million in accrued compensation and related benefits and a $17 million decrease in accounts receivable.

Investing Activities

For the year ended December 31, 2014, we used cash of $259 million for investing activities. Significant highlights of our investing activities included:

•

we spent $227 million on capital expenditures, including $171 million related to software developed for internal use, $9 million related to software developed for sale and $47 million related to purchases of property, plant and equipment; and

•	we spent $32 million related to the Genares acquisition.

For the year ended December 31, 2013, we used cash of $240 million for investing activities. Significant highlights of our investing activities included:

•	we spent $210 million on capital expenditures, including $178 million related to software developed for internal use and $32 million related to purchases of property, plant and equipment; and
•	we spent $27 million on holdback payments related to the 2012 PRISM acquisition.

For the year ended December 31, 2012, we used cash of $210 million for investing activities. Significant highlights of our investing activities included:

•	we spent $167 million on capital expenditures, including $133 million related to software developed for internal use and $34 million related to purchases of property, plant and equipment;
•	we spent $66 million, net of cash acquired, to acquire PRISM for Airline and Hospitality Solutions; and
•	we received $27 million in proceeds on the sale of Sabre Pacific.

Financing Activities

For the year ended December 31, 2014, we used $72 million for financing activities. Significant highlights of our financing activities included:

●

we entered into the Repricing Amendments which resulted in proceeds of $148 million from new lenders which were utilized to repay prior lenders. There was no net change in our outstanding indebtedness as a result of the Repricing Amendments;

●

we raised $672 million net proceeds from our initial public offering and utilized the net proceeds to repay $296 million aggregate principal amount of our Term Loan C and $320 million aggregate principal amount of our 2019 Notes;

●	we paid down $37 million of the term loan outstanding as part of quarterly principal repayments;
●	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes;
●	we paid $27 million in contingent consideration associated with our acquisition of PRISM in 2012; and
●	we paid $48 million in dividends on our common stock.

For the year ended December 31, 2013, we had a $262 million cash inflow from financing activities. Significant highlights of our financing activities included:

•	we raised $2,190 million through the issuance of the Term B Facility and Term C Facility loans;
•	we raised $350 million through the issuance of the Incremental Term Facility;
•	we utilized $2,178 million of the Term B Facility and Term C Facility proceeds to pay down the initial, extended and incremental term loans;
•	we incurred $19 million in debt issuance and third-party debt modification costs; and
•	we paid down $82 million of the term loan outstanding as part of quarterly mandatory prepayments.

For the year ended December 31, 2012, we used $25 million for financing activities. Significant highlights of our financing activities included:

•	on a net basis, we repaid $82 million under the Revolving Facility;
•	we raised $400 million through the issuance of 8.5% senior secured notes due in 2019 and utilized $272 million of the proceeds to pay down a portion of the extended term loan;
•	we paid off $15 million of the term loan outstanding as part of quarterly mandatory prepayments over the first half of 2012;
•	we paid down $773 million of our Initial Term Loan maturing 2014 through the issuance of $375 million Incremental Term Loan maturing 2017 and $400 million of 8.5% senior secured notes due 2019;

•	we paid $43 million for debt modification costs; and
•	we made a $6 million payment on outstanding term loans.

Contractual Obligations

As of December 31, 2014, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Total debt(1)	$181,751	$573,704	$221,806	$175,917	$2,514,948	$—	$3,668,126
Headquarters mortgage(2)	5,984	5,984	80,895	—	—	—	92,863
Operating lease obligations(3)	27,304	24,547	17,037	9,420	5,930	18,273	102,511
IT outsourcing agreement(4)	156,492	135,307	99,305	—	—	—	391,104
Purchase orders(5)	133,326	3,748	2,188	—	—	—	139,262
Letters of credit(6)	45,837	546	162	—	—	—	46,545
Other purchase obligations(7)	19,564	—	—	—	—	—	19,564
Unrecognized tax benefits(8)	—	—	—	—	—	—	61,095
Tax Receivable Agreement(9)	—	—	—	—	—	—	387,342
Total contractual cash obligations(10)	$570,258	$743,836	$421,393	$185,337	$2,520,878	$18,273	$4,908,412

(1)

Includes all interest and principal related to the 2016 Notes and 2019 Notes. Also included all interest and principal related to borrowings under the term loan facility, the Term Loan C portion of which will mature in 2018 and the Term Loan B portion of which will mature in 2019 and Incremental Term Facility, a portion of which will mature in 2019. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 9, Debt, to our consolidated financial statements.

(2)	Includes all interest and principal related to our $85 million Mortgage Facility, which matures on March 1, 2017. See Note 9, Debt, to our consolidated financial statements.
(3)

We lease approximately two million square feet of office space in 79 locations in 45 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths at 48 locations, and we have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt.

(4)	Represents minimum amounts due to HP under the terms of an outsourcing agreement through which HP manages a significant portion of our information technology systems.
(5)

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2014. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(6)

Our letters of credit consist of stand‑by letters of credit, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any stand‑by letters of credit during the years ended December 31, 2014, 2013 and 2012.

(7)	Consist primarily of minimum payments due under various marketing agreements, management services monitoring fees and media strategy, planning and placement agreements.
(8)

Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(9)

The timing of future payments under the TRA is uncertain and dependent on the timing of the realization of taxable income. We expect to make 85% to 95% of the total required payments over the next six years with no material payments to be made in 2015. See Note 8, Income Taxes, to our consolidated financial statements and “—Recent Events Impacting Our Liquidity and Capital Resources—Tax Receivable Agreement.”

(10)	Excludes pension obligations, see Note 15, Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the years ended December 31, 2014, 2013 and 2012.

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

In April 2014, the FASB issued updated guidance that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The standard is effective for annual and interim reporting periods beginning in 2015. Early adoption is permitted in certain circumstances. We adopted this guidance in the fourth quarter of 2014.

Critical Accounting Estimates

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

Our accounting policies that include significant estimates and assumptions include: (i) estimation of the revenue recognition for software development, (ii) collectability of accounts receivable, (iii) amounts for future cancellations of bookings processed through our GDS, (iv) determination of the fair value of assets and liabilities acquired in a business combination, (v) determination of the fair value of derivatives, (vi) the evaluation of the recoverability of the carrying value of intangible assets and goodwill, (vii) assumptions utilized in the determination of pension and other postretirement benefit liabilities, and (viii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

We have included below a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. We have discussed the development, selection and disclosure of these accounting policies with our audit committee. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions. For further information about our significant accounting policies, see Note 1, Summary of Business and Significant Accounting Policies, to our consolidated financial statements.

SaaS and Hosted Revenue

Our revenue recognition for Airline and Hospitality Solutions includes SaaS and hosted transactions which are sometimes sold as part of agreements which also require us to provide consulting and implementation services. Due to the multiple element arrangement, revenue recognition sometimes involves judgment, including estimates of the selling prices of goods and services, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.

The consulting and implementation services are generally performed in the early stages of the agreements. We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, our consulting services are separated from the implementation and software hosting services. We account for separable elements on an individual basis with value assigned to each element based on its relative selling price. A comprehensive market analysis is performed on an annual basis to determine the range of selling prices for each product and service. In making these judgments we analyze various factors, including competitive landscapes, value differentiators, continuous monitoring of market prices, customer segmentation and overall market and economic conditions. Based on these results, estimated selling prices are set for each product and service delivered to customers. Changes in judgments related to these items, or deterioration in industry or general economic conditions, could materially impact the timing and amount of revenue and costs recognized. The revenue for consulting services is generally recognized as the services are performed, and the revenue for the implementation and the SaaS and hosted services is recognized ratably over the term of the agreement.

Accounts Receivable and Air Booking Cancellation Reserve

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or others), we record a specific reserve for bad debts against amounts due to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due.

Transaction revenue for airline travel reservations is recognized by Travel Network at the time of the booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical level of cancellations rates, adjusted to take into account any recent factors which could cause a change in those rates. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation rates could vary materially, with a corresponding variation in revenue net of estimated future cancellations. Factors that could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

Business Combinations

Authoritative guidance for business combinations requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and, as a result, actual results may differ from estimates.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from software sales through the SaaS model, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

Depending on the circumstances, the fair value of contingent consideration is determined based on management’s best estimate of fair value given the specific facts and circumstances of the contractual arrangement, considering the likelihood of payment, payment terms and management’s best estimates of future performance results on the acquisition date, if applicable.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill and Long-Lived Assets

We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model described below. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. Otherwise, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Goodwill was assigned to each reporting unit based on that reporting unit’s percentage of enterprise value as of the date of the acquisition of Sabre Corporation (formerly known as Sovereign Holdings, Inc.) by TPG and Silver Lake plus goodwill associated with acquisitions since that time. We have identified six reporting units which include Travelocity—North America, Travelocity—Europe, Travelocity—Asia Pacific, Travel Network, Airline Solutions and Hospitality Solutions. The Travelocity—Asia Pacific reporting unit was sold in 2012.

The fair values used in our evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions, including assumptions related to market participants, the principal markets and highest and best use of the reporting units. We did not record any goodwill impairment charges for the year ended December 31, 2014. We recorded $136 million and $129 million in impairment charges related to our discontinued Travelocity segment for the years ended December 31, 2013 and 2012, respectively, which are included in net (loss) income from discontinued operations in our consolidated statements of operations. Goodwill related to our other reporting units totaled $2,153 million as of December 31, 2014. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. A change of 10% in the future cash flow projections, risk-adjusted discount rates, and rates of growth used in our fair value calculations would not result in impairment of the remaining goodwill for any of our reporting units.

Definite-lived intangible assets are assigned depreciable lives of four to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2014 and 2013. We recorded $377 million in intangible asset impairment charges related to our discontinued Travelocity segment for the year ended December 31, 2012 which are included in net (loss) income from discontinued operations in our consolidated statements of operations.

The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 11, Fair Value Measurements, to our consolidated financial statements.

Pension and Other Postretirement Benefits

We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits are accrued after that date. We also sponsor a defined benefit pension plan for certain employees in Canada. Pension and other postretirement benefits for defined benefit plans are actuarially determined and affected by assumptions which include, among other factors, the discount rate and the estimated future return on plan assets. In conjunction with outside actuaries, we evaluate the assumptions on a periodic basis and make adjustments as necessary.

The discount rate used in the measurement of our benefit obligations as of December 31, 2014 and December 31, 2013 is as follows:

	Pension Benefits December 31,		Other Benefits December 31,
	2014	2013	2014	2013
Weighted-average discount rate	4.36%	5.10%	0.69%	0.55%

The LPP plan is valued annually as of the beginning of each fiscal year. The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.10%	4.19%	5.32%	0.55%	1.16%	2.32%
Expected return on plan assets	7.50%	7.75%	7.75%	0.00%	0.00%	0.00%

Our discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 bps as of December 31, 2014 would increase our pension and postretirement benefits obligations by approximately $26 million and would not materially impact our 2015 pension and postretirement benefits expenses.

The expected return on plan assets is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions and our target asset allocation of 38% global equities, 58% long duration fixed income, and 4% real estate. The expected return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. We monitor our actual asset allocation and believe that our long-term asset allocation will continue to approximate the target allocation. Lowering the expected long-term rate of return on plan assets by 50 bps as of December 31, 2014 would increase 2015 pension expense by approximately $2 million.

Derivative Instruments

We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, we do not use derivatives for trading or speculative purposes. We determine the fair value of our derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk. Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of the banking counterparty (if the derivative is an asset) or for our own creditworthiness (if the derivative is a liability). This adjustment is calculated based on the default probability of the banking counterparty and on our default probability, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows.

Income and Non-Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. At year end, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized. We believe that our estimates for the valuation allowances against deferred tax assets are appropriate based on current facts and circumstances.

We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com subsidiaries of $160 million and $163 million as of December 31, 2014 and 2013, respectively. At December 31, 2014, as a result of the sale of our Travelocity business and the forecast of income from continuing operations, we determined it was more likely than not that future earnings will be sufficient to utilize certain U.S. deferred tax assets. Accordingly, we reversed the U.S. valuation allowance resulting in a non-cash income tax benefit of $82 million. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.

As of December 31, 2014, we had approximately $843 million of NOLs and capital losses for U.S. federal income tax purposes, approximately $22 million of which are subject to an annual limitation on their ability to be utilized under Section 382 of the Code. Approximately $708 million of these NOLs and capital losses are tax benefits subject to the TRA, which provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries are deemed to realize as a result of the utilization of tax benefits.

We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. At December 31, 2014 and December 31, 2013, we had a liability, including interest and penalty, of $61 million and $67 million, respectively, for unrecognized tax benefits, which would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

With respect to value-added taxes, we have established reserves regarding the collection of refunds which are subject to audit and collection risks in various regions of Europe. Our reserves are based on factors including, but not limited to, changes in facts or circumstances, changes in law, effectively settled issues under audit, and new audit activity. Changes in any of these factors could significantly impact our reserves and materially impact our results of operations. At December 31, 2014 and December 31, 2013, we carried reserves of approximately $7 million and $4 million, respectively, associated with these risks.

Occupancy Taxes

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us pertaining primarily to whether Travelocity (and other OTAs) owes sales or occupancy taxes on some or all of the revenues it earns from facilitating hotel reservations using the merchant revenue model. In addition to the lawsuits, there are a number of administrative proceedings pending against us which could result in an assessment of sales or occupancy taxes on fees. Pursuant to the Travelocity Purchase Agreement, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to the Expedia SMA. Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com to Expedia will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow. See Part I, Item 3 “Legal Proceedings—Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

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

Interest Rate Risk

As of December 31, 2014, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2014, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.

We have entered into interest rate swaps that effectively convert $750 million of floating interest rate senior secured debt into a fixed rate obligation. The terms of the outstanding and matured interest rate swaps relevant to the years ended December 31, 2014 and 2013 were as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR	2.61%	December 29, 2017	December 31, 2018

Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
	$800 million	3 month LIBOR	5.04%	April 30, 2007	April 30, 2012

Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 1.00% floor, increases in short-term interest rates would not impact our interest expense until LIBOR exceeded 1.00%. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure.

Foreign Currency Risk

We conduct various operations outside the United States, primarily in Canada, South America, Europe, Australia and Asia. Our foreign currency risk is primarily associated with operating expenses. During the years ended December 31, 2014 and 2013, we incurred $419 million and $413 million in foreign currency operating expenses, representing approximately 20% and 20% of our total operating expenses, respectively. During the year ended December 31, 2014, we earned $163 million in foreign currency revenue, representing 6% of our total revenue.

The principal foreign currencies involved include the Euro, the British Pound Sterling, the Polish Zloty, the Canadian Dollar, the Indian Rupee, and the Australian Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 6% and 5% of our operating expenses for the years ended December 31, 2014 and 2013, respectively. In recent years, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Euro, the British Pound Sterling, the Polish Zloty and the Indian Rupee. In 2014, we hedged approximately 37% of our exposure in operating expenses. In addition, approximately 39% of our exposure in operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue. The notional amounts of our forward contracts totaled $154 million at December 31, 2014. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts recognized in our consolidated balance sheets was an $8 million liability and a $5 million asset as of December 31, 2014 and December 31, 2013, respectively.

We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. Such gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity (deficit). Translation gains (losses) recognized as other comprehensive income (loss) were $8 million, $13 million and $(2) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit Risk

Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.

We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2014, and 2013, approximately $204 million or 67% and $178 million or 67%, respectively, of our trade accounts receivable were attributable to commercial air travel industry customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”

We regularly monitor the financial condition of the air transportation industry and have noted the financial difficulties faced by several air carriers. We believe the credit risk related to the air carriers’ difficulties is mitigated somewhat by the fact that we collect a significant portion of the receivables from these carriers through the ACH and other similar clearing houses.

As of December 31, 2014, 2013 and 2012, approximately 58%, 57%, and 55%, respectively, of our air customers make payments through the ACH which accounts for approximately 95%, 94% and 95%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from whom we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. However, we monitor these carriers and account for the related credit risk through our normal reserve policies.

Inflation

Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sabre Corporation:

We have audited the accompanying consolidated balance sheets of Sabre Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), temporary equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 2, 2015

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$2,631,417	$2,523,546	$2,382,148
Cost of revenue (1) (2)	1,742,478	1,705,163	1,575,186
Selling, general and administrative (2)	468,152	429,290	793,294
Impairment	—	—	20,254
Restructuring (adjustments) charges	(558)	8,163	—
Operating income	421,345	380,930	(6,586)
Other income (expense):
Interest expense, net	(218,877)	(274,689)	(232,450)
Loss on extinguishment of debt	(33,538)	(12,181)	—
Gain on sale of business	—	—	25,850
Joint venture equity income	12,082	12,350	(2,513)
Other, net	(63,860)	(305)	(6,635)
Total other expense, net	(304,193)	(274,825)	(215,748)
Income (loss) from continuing operations before income taxes	117,152	106,105	(222,334)
Provision (benefit) for income taxes	6,279	54,039	(6,907)
Income (loss) from continuing operations	110,873	52,066	(215,427)
Loss from discontinued operations, net of tax	(38,918)	(149,697)	(394,410)
Net income (loss)	71,955	(97,631)	(609,837)
Net income attributable to noncontrolling interests	2,732	2,863	1,519
Net income (loss) attributable to Sabre Corporation	69,223	(100,494)	(611,356)
Preferred stock dividends	11,381	36,704	34,583
Net income (loss) attributable to common shareholders	$57,842	$(137,198)	$(645,939)

Basic net income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations	$0.41	$0.07	$(1.42)
(Loss) income from discontinued operations	(0.16)	(0.84)	(2.23)
Net income (loss) per common share	$0.24	$(0.77)	$(3.65)
Diluted net income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations	$0.39	$0.07	$(1.42)
(Loss) income from discontinued operations	(0.16)	(0.81)	(2.23)
Net income (loss) per common share	$0.23	$(0.74)	$(3.65)
Weighted-average common shares outstanding:
Basic	238,633	178,125	177,206
Diluted	246,747	184,978	177,206

Dividend per common share	$0.18	$—	$—

(1) Includes amortization of upfront incentive consideration	$45,358	$36,649	$36,527

(2) Includes stock-based compensation as follows:
Cost of revenue	$8,044	$1,356	$1,383
Selling, general and administrative	12,050	2,031	2,982

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$71,955	$(97,631)	$(609,837)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	7,794	4,954	(3,013)
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	8,162	888
Net change in foreign CTA gains (losses), net of tax	7,794	13,116	(2,125)
Retirement-related benefit plans:
Net actuarial (loss) gain, net of taxes of $16,296, $(16,309) and $15,215	(28,554)	28,869	(27,095)
Amortization of prior service credits, net of taxes of $516, $5,144 and $4,968	(916)	(8,636)	(7,861)
Amortization of actuarial losses, net of taxes of $(1,730), $(1,288) and $(905)	3,058	2,163	1,435
Total retirement-related benefit plans	(26,412)	22,396	(33,521)
Derivatives:
Unrealized gains (losses), net of taxes of $2,604, $(529) and $1,093	(8,797)	3,000	669
Reclassification adjustment for realized losses, net of taxes of $(2,913), $(5,351) and $(9,941)	4,086	8,538	18,796
Net change in unrealized (losses) gains on derivatives, net of tax	(4,711)	11,538	19,465
Share of other comprehensive income of joint venture	3,421	(1,415)	(2,794)
Other comprehensive (loss) income	(19,908)	45,635	(18,975)
Comprehensive income (loss)	52,047	(51,996)	(628,812)
Less: Comprehensive income attributable to noncontrolling interests	(2,732)	(2,863)	(1,519)
Comprehensive income (loss) attributable to Sabre Corporation	$49,315	$(54,859)	$(630,331)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$155,679	$308,236
Restricted cash	720	2,359
Accounts receivable, net	362,911	400,912
Prepaid expenses and other current assets	34,121	49,269
Current deferred income taxes	182,277	41,431
Other receivables, net	29,893	35,157
Assets held for sale	112,558	43,005
Total current assets	878,159	880,369
Property and equipment, net	551,276	496,200
Investments in joint ventures	145,320	132,137
Goodwill	2,153,499	2,138,175
Trademarks and brandnames, net	238,500	249,288
Other intangible assets, net	241,486	311,522
Other assets, net	509,764	470,529
Noncurrent assets held for sale	—	77,488
Total assets	$4,718,004	$4,755,708

Liabilities, temporary equity and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$114,301	$107,623
Travel supplier liabilities and related deferred revenue	3,554	152,891
Accrued compensation and related benefits	83,828	109,621
Accrued subscriber incentives	145,581	142,767
Deferred revenues	167,827	136,218
Litigation settlement liability and related deferred revenue	73,252	38,920
Other accrued liabilities	189,612	264,231
Current portion of debt	22,435	86,117
Liabilities held for sale	96,544	110,253
Total current liabilities	896,934	1,148,641
Deferred income taxes	61,577	10,253
Other noncurrent liabilities	613,710	270,959
Long-term debt	3,061,400	3,643,548
Commitments and contingencies (Note 17)
Temporary equity
Series A Redeemable Preferred Stock: $0.01 par value; 225,000,000 authorized shares; no shares issued and outstanding at December 31, 2014; 87,229,703 shares issued and 87,184,179 outstanding at December 31, 2013	—	634,843
Stockholders’ equity (deficit)
Common Stock: $0.01 par value; 450,000,000 authorized shares; 268,237,547 and 178,633,409 shares issued, 267,800,161 and 178,491,568 outstanding at December 31, 2014 and 2013, respectively	2,682	1,786
Additional paid-in capital	1,931,796	880,619
Treasury Stock, at cost, 437,386 shares at December 31, 2014	(5,297)	—
Retained deficit	(1,775,616)	(1,785,554)
Accumulated other comprehensive loss	(69,803)	(49,895)
Noncontrolling interest	621	508
Total stockholders’ equity (deficit)	84,383	(952,536)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$4,718,004	$4,755,708

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$71,955	$(97,631)	$(609,837)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	289,630	287,038	242,776
Impairment	—	—	20,254
Gain on sale of business	—	—	(25,850)
Amortization of upfront incentive consideration	45,358	36,649	36,527
Litigation related (credits) charges	(41,672)	8,156	345,048
Stock-based compensation expense	20,094	3,387	4,365
Provision for doubtful accounts	10,356	5,178	1,916
Deferred income taxes	(3,829)	13,941	(32,904)
Joint venture equity income	(12,082)	(12,350)	2,513
Dividends received from joint venture investments	2,261	10,560	21,076
Amortization of debt issuance costs	6,316	7,104	23,265
Debt modification costs	3,290	14,003	7,600
Loss on extinguishment of debt	33,538	12,181	—
Other	6,023	(4,653)	(2,955)
Loss from discontinued operations	38,918	149,697	394,410
Changes in operating assets and liabilities:
Accounts and other receivables	(7,295)	(23,169)	16,532
Prepaid expenses and other current assets	6,948	(3,649)	(3,325)
Capitalized implementation costs	(37,811)	(58,814)	(78,543)
Upfront incentive consideration	(50,936)	(48,569)	(34,516)
Other assets	(78,873)	(56,663)	1,502
Accrued compensation and related benefits	(5,301)	9,372	36,883
Accounts payable and other accrued liabilities	56,328	(15,275)	(135,489)
Deferred revenue including upfront solution fees	38,643	(5,682)	97,152
Pension and other postretirement benefits	(4,200)	(2,579)	(20,236)
Cash provided by operating activities	387,659	228,232	308,164
Investing Activities
Additions to property and equipment	(227,227)	(209,523)	(167,043)
Acquisition, net of cash acquired	(31,799)	(30,200)	(72,441)
Proceeds from sale of business	—	—	27,915
Other investing activities	235	(276)	1,754
Cash used in investing activities	(258,791)	(239,999)	(209,815)
Financing Activities
Proceeds of borrowings from lenders	148,307	2,540,063	2,225,082
Payments on borrowings from lenders	(802,664)	(2,261,061)	(2,924,745)
Proceeds from borrowings on revolving credit facility	—	—	518,200
Payments on borrowings under revolving credit facility	—	—	(600,200)
Proceeds of borrowings under secured notes	—	—	801,500
Proceeds from issuance of common stock in initial public offering, net	672,137	—	—
Prepayment fee and debt modification and issuance costs	(30,490)	(19,116)	(43,275)
Acquisition-related contingent consideration paid	(27,000)	—	—
Cash dividends paid to common shareholders	(47,904)	—	—
Other financing activities	15,669	2,286	(1,682)
Cash (used in) provided by financing activities	(71,945)	262,172	(25,120)
Cash Flows from Discontinued Operations
Net cash used in operating activities	(205,988)	(85,140)	(2,410)
Net cash (used in) provided by investing activities	(1,965)	13,993	(6,792)
Net cash used by discontinued operations	(207,953)	(71,147)	(9,202)
Effect of exchange rate changes on cash and cash equivalents	(1,527)	2,283	4,318
(Decrease) increase in cash and cash equivalents	(152,557)	181,541	68,345
Cash and cash equivalents at beginning of period	308,236	126,695	58,350
Cash and cash equivalents at end of period	$155,679	$308,236	$126,695
Cash payments for income taxes	$47,545	$4,224	$20,177
Cash payments for interest	$197,782	$255,620	$264,990
Capitalized interest	$13,412	$10,966	$8,705
Preferred shares dividend	$11,381	$36,704	$34,583

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Temporary Equity		Stockholders’ Equity (Deficit)
	Series A Redeemable Preferred Stock		Common Stock		Additional Paid in	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income (Loss)	Interest	(Deficit)
Balance at December 31, 2011	87,229,703	$563,556	176,888,820	$1,769	$898,977	—	$—	$(1,002,417)	$(76,555)	$(18,693)	$(196,919)
Comprehensive loss	—	—	—	—	—	—	—	(611,356)	(18,975)	(59,317)	(689,648)
Issuances pursuant to:
Settlement of stock-based awards	—	—	828,311	8	2,688	—	—	—	—	—	2,696
Reacquisition of non-controlling interest	—	—	194,791	2	(41,941)	—	—	—	—	40,203	(1,736)
Accrued preferred shares dividend		34,583				—	—	(34,583)			(34,583)
Amortization of stock-based compensation	—	—	—	—	6,859	—	—	—	—	—	6,859
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,214)	(2,214)
Sale of controlling interest in Sabre Pacific	—	—	—	—	—	—	—	—	—	40,109	40,109
Other	—	—	—	—	(1,439)	—	—	—	—	—	(1,439)
Balance at December 31, 2012	87,229,703	598,139	177,911,922	1,779	865,144	—	—	(1,648,356)	(95,530)	88	(876,875)
Comprehensive loss	—	—	—	—	—	—	—	(100,494)	45,635	2,863	(51,996)
Issuances pursuant to settlement of stock-based awards	—	—	721,487	7	7,911	—	—	—	—	—	7,918
Accrued preferred shares dividend		36,704				—	—	(36,704)			(36,704)
Amortization of stock-based compensation	—	—	—	—	7,564	—	—	—	—	—	7,564
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,443)	(2,443)
Balance at December 31, 2013	87,229,703	634,843	178,633,409	1,786	880,619	—	—	(1,785,554)	(49,895)	508	(952,536)
Comprehensive income	—	—	—	—	—	—	—	69,223	(19,908)	2,732	52,047
Dividends declared	—	—	—	—	—	—	—	(47,904)	—	—	(47,904)
Issuances pursuant to:
Initial public offering, net of offering costs	—	—	45,080,000	451	671,686	—	—	—	—	—	672,137
Conversion of redeemable preferred stock to common stock	(87,229,703)	(646,224)	40,343,529	403	645,821	—	—	—	—	—	646,224
Settlement of stock-based awards	—	—	4,180,609	42	19,584	437,386	(5,297)	—	—	—	14,329
Accrued preferred shares dividend	—	11,381	—	—	—	—	—	(11,381)	—	—	(11,381)
Amortization of stock-based compensation	—	—	—	—	29,217	—	—	—	—	—	29,217
Initial recognition of tax receivable agreement liability	—	—	—	—	(321,377)	—	—	—	—	—	(321,377)
Tax effect of initial public offering related costs	—	—	—	—	6,246	—	—	—	—	—	6,246
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,844)	(2,844)
Acquisition of minority interest	—	—	—	—	—	—	—	—	—	225	225
Balance at December 31, 2014	—	$—	268,237,547	$2,682	$1,931,796	437,386	$(5,297)	$(1,775,616)	$(69,803)	$621	$84,383

See Notes to Consolidated Financial Statements

SABRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business and Significant Accounting Policies

Description of Business

Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL Inc. or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre,” the “Company,” “we,” “our,” “ours,” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of travel industry leading software solutions primarily for airlines and hotel properties.

In the fourth quarter of 2014, we committed to a plan to divest of our Travelocity segment, our global online travel business. On January 23, 2015, we announced the sale of Travelocity.com. In addition, on December 16, 2014, we announced that we received a binding offer to sell lastminute.com, the European portion of our Travelocity business, which closed on March 1, 2015. Our Travelocity segment has no remaining operations following these dispositions. The financial results of our Travelocity segment are included in net (loss) income from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com to be disposed of as of December 31, 2014 and 2013 are classified as held for sale in our consolidated balance sheets.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We consolidate all of our majority owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity. The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts in the financial statements and the tables in the notes, except per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated. All amounts in the notes reference results from continuing operations unless otherwise indicated.

The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, amounts for future cancellations of bookings processed through the Sabre GDS, revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, assumptions made in the calculation of restructuring liabilities and the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.

Discontinued Operations

In April 2014, the FASB issued updated guidance that raised the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. The raised threshold pertains to the significance of the disposed business or asset group relative to the consolidated entity. Existing guidance associated with the criteria of the classification of assets and liabilities as held for sale was not impacted by the updated standard. We early adopted the guidance in the fourth quarter of 2014 and, as a result, we reclassified our Travelocity business to discontinued operations in accordance with the updated standard for all periods presented in our consolidated statements of operations.

Reclassifications

We reclassified amounts previously reported in assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheets to the line items that the amounts represent. The reclassifications were made in order to conform to our current period presentation.

Revenue Recognition

We employ a number of revenue models across our businesses, depending on the dynamics of the industry segment and the technology on which the revenue is based. Some revenue models are used in multiple businesses. Travel Network primarily employs the transaction revenue model. Airline and Hospitality Solutions primarily employs the SaaS and hosted and consulting revenue models, as well as the software licensing fee model to a lesser extent. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis across our businesses which can impact our revenue recognized.

Our discontinued Travelocity segment, which is included in discontinued operations in our consolidated statements of operations, primarily employed the merchant, agency, marketing fee and media revenue models.

We report revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.

Transaction Revenue Model—This model accounts for substantially all of Travel Network’s revenues. We define a direct billable booking as any booking that generates a fee directly to Travel Network. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through the Sabre GDS and transaction fees paid by travel agency subscribers related to their use of the Sabre GDS. Pursuant to this model, a transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on the Sabre GDS. We receive revenue from a travel supplier, travel agency, or corporate travel department depending upon the commercial arrangement represented in each of their contracts. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Our transaction fee cancellation reserve was $9 million and $8 million at December 31, 2014 and 2013, respectively. Transaction revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. We evaluate whether it is appropriate to record the gross amount of our revenues and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, change the product or perform part of the service and have latitude in establishing prices.

Software-as-a-Service and Hosted Revenue Model—SaaS and hosted is the primary revenue model employed by Airline and Hospitality Solutions. In this revenue model, we host software solutions on our own secure platforms, or deploy it through our SaaS solutions and we maintain the software as well as the infrastructure it employs. Our customers, which include airlines, airports and hotel companies, pay us an upfront solutions fee and a recurring usage-based fee for the use of the software pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements. This usage-based fee arrangement allows our customers to pay for software normally on a monthly basis, to the extent that it is used. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis. Revenue from upfront solution fees is generally recognized over the term of the agreement. The amount of periodic usage fees is typically based on a metric relevant to the software’s purpose. We recognize revenue from recurring usage based fees in the period earned, which typically fluctuates based on a real time metric, such as the actual number of passengers boarded or the actual number of hotel bookings made in a given month.

Consulting Revenue Model—Our SaaS and hosted offerings can be sold as part of multiple element agreements for which we also provide consulting services. Our consulting services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often we provide consulting services during the implementation phase of our SaaS solutions. In such cases, we account for consulting service revenue separately from upfront solution fees and recurring usage-based fees, with value assigned to each element based on its relative selling price to the total selling price. We perform a market analysis on a periodic basis to determine the range of selling prices for each product and service. Estimated selling prices are set for each product and service delivered to customers. The revenue for consulting services is generally recognized over the period the services are performed.

Software Licensing Fee Revenue Model—The software licensing fee revenue model is utilized by Airline and Hospitality Solutions. Under this model, we generate revenue by charging customers for the installation and use of our software products. Some contracts under this model generate additional revenue for the maintenance of the software product. When software is sold without associated customization or implementation services, revenue from software licensing fees is recognized when all of the following are met: (i) the software is delivered, (ii) fees are fixed or determinable, (iii) no undelivered elements are essential to the functionality of delivered software, and (iv) collection is probable. When software is sold with customization or implementation services, revenue from software licensing fees is recognized based on the percentage of completion of the customization and implementation services. Fees for software maintenance are recognized ratably over the life of the contract. We are unable to determine vendor specific objective evidence of fair value for software maintenance fees. Therefore, when fees for software maintenance are included in software license agreements, revenue from the software license, customization, implementation and the maintenance are recognized ratably over the related contract term.

The remaining revenue models that follow are primarily applicable to our discontinued operations.

Marketing Fee Revenue Model—In the third quarter of 2013, we initiated plans to shift Travelocity in the U.S. and Canada away from a fixed cost model to a lower cost, performance based shared revenue structure. We entered into an exclusive, long term strategic marketing agreement with Expedia Inc., in which Expedia powered the technology for Travelocity’s existing U.S. and Canadian websites, as well as provide Travelocity with access to Expedia’s supply and customer service platforms. As part of the agreement, Expedia is required to pay us a performance based marketing fee that will vary based on the amount of travel booked through Travelocity branded websites powered by Expedia. The marketing fees we received were recorded as revenue and the costs we incurred for marketing and that are to promote the Travelocity brand are recorded as selling, general and administrative. See Note 3, Discontinued Operations and Dispositions, for the financial results of our discontinued operations.

Merchant Revenue Model—Referred to as our “Net Rate Program,” we were the merchant of record for credit card processing for travel accommodations. We primarily used this model for revenue from hotel reservations and dynamically packaged combinations. We were the merchant of record for these transactions, but we did not purchase and resell travel accommodations and did not have any obligations with respect to travel accommodations offered online that we did not sell. Instead, we acted as an intermediary by entering into agreements with travel suppliers for the right to market their products, services and other content offerings at predetermined net rates. We marketed net rate offerings to travelers at prices that include an amount sufficient to pay the travel supplier for providing the travel accommodations and any occupancy and other local taxes, as well as additional amounts representing our service fees. Under this revenue model, we required prepayment by the traveler at the time of booking.

Travelocity recognized net rate revenue for stand-alone air travel at the time the travel was booked with a reserve for estimated future canceled bookings. Vacation packages, car rentals and hotel net rate revenues were recognized at the date of consumption.

For Travelocity’s net rate and dynamically packaged combinations, we recorded net rate revenues based on the total amount paid by the customer for products and services, minus our payment to the travel supplier. At the time a customer made and prepaid a reservation, we accrued a supplier liability based on the amount we expected to be billed by our travel suppliers. In some cases, a portion of Travelocity’s prepaid net rate and travel package transactions went unused by the traveler. In those circumstances, Travelocity may not have been billed the full amount of the accrued supplier liability. We reduced the accrued supplier liability for amounts aged more than six months and recorded it as revenue if certain conditions were met. Our process for determining when aged amounts may be recognized as revenue included consideration of key factors such as the age of the supplier liability, historical billing and payment information, among others.

Agency Revenue Model—This model generated revenues via transaction fees and commissions from travel suppliers for reservations made by travelers. Under this model, we acted as an agent in the transaction by passing reservations booked by travelers to the relevant airline, hotel, car rental company, cruise line or other travel supplier, while the travel supplier served as merchant of record and processed the payment from the traveler. We recognized commission revenue for stand-alone air travel at the time the travel was booked with a reserve for estimated future canceled bookings. Commissions from car and hotel travel suppliers were recognized upon the scheduled date of travel consumption. We recorded car and hotel commission revenue net of an estimated reserve for cancellations, no shows, and uncollectable commissions. As of December 31, 2014, we no longer maintained a commission reserve due to the implementation of the marketing fee revenue model described above. As of December 31, 2013, our reserve was $2 million and included in other accrued liabilities in our consolidated balance sheets.

Travelocity also generated revenue from the sale of third-party trip insurance and miscellaneous transaction fees, such as cancellation and change fees. This revenue was recognized at the time the travel was booked, canceled or changed.

Media Revenue Model—Advertising revenue was generated from travel suppliers and other entities that advertise their products to travelers on Travelocity’s websites. To a lesser extent, Travel Network continues to generate advertising revenue through our GDS. Advertisers use two types of advertising metrics: display advertising and action advertising. In display advertising, advertisers usually pay based on the number of customers who view the advertisement, and are charged based on cost per thousand impressions. In action advertising, advertisers usually pay based on the number of customers who perform a specific action, such as click on the advertisement, or other meaningful variable, and are charged based on the cost per action. Advertising revenues are recognized in the period that the advertising impressions are delivered or the click through or other specific action occurs.

Incentive Consideration

Certain service contracts with significant travel agency customers contain booking productivity clauses and other provisions that allow travel agency customers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as these travel agencies earn incentive consideration based on the applicable contractual terms. Periodically, we make cash payments to these travel agencies at inception or modification of a service contract which are capitalized and amortized to cost of revenue over the expected life of the service contract, which is generally three to five years. Deferred charges related to such contracts are recorded in other assets, net on the consolidated balance sheets. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentive consideration provided. Incentive consideration paid to the travel agency represents a commission paid to the travel agency for booking travel on our GDS and the amounts paid to travel agencies represent fair value for the services provided.

Restructuring Charges

Restructuring charges are typically comprised of employee severance costs, costs of consolidating duplicate facilities and contract termination costs. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. Severance costs are recognized at the time employees are notified, unless future service by the employee is required in which case the costs are recognized ratably over the future service period. Measuring restructuring charges at fair value requires us to make estimates and assumptions which can differ from actual results. We may revise our initial estimates which can affect our results of operations and financial position in the period the revision is made.

Advertising Costs

The majority of our historical advertising expense related to our discontinued Travelocity segment. Advertising costs are expensed as incurred. Advertising costs incurred by our discontinued Travelocity segment totaled $141 million, $142 million and $166 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in net (loss) income from discontinued operations. Advertising costs incurred by our continuing operations totaled $17 million, $16 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents and Restricted Cash

We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents. Restricted cash balances relate to security provided for certain bank guarantees and banking services for specific subsidiaries in Europe related to our discontinued Travelocity segment.

Allowance for Doubtful Accounts and Concentration of Credit Risk

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $26 million and $24 million at December 31, 2014 and 2013, respectively.

Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2014 and 2013, approximately $204 million, or 67%, and $178 million, or 67%, respectively, of our trade accounts receivable was attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable, net represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.

We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses. As of December 31, 2014, approximately 58% of our air customers make payments through the ACH which accounts for approximately 95% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.

Derivative Financial Instruments

We recognize all derivatives, including embedded derivatives, on the consolidated balance sheets at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings (a “fair value hedge”) or recognized in other comprehensive income until the hedged item is recognized in earnings (a “cash flow hedge”). The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in fair value is recognized in current earnings during the period of change. No hedging ineffectiveness was recorded in earnings during the periods presented.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight line basis. Our depreciation and amortization policies are as follows:

Buildings	Lesser of lease term or 35 years
Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	5 to 15 years
Equipment, general office and computer	3 to 5 years
Software developed for internal use	3 to 5 years

We capitalize certain costs related to applications, infrastructure and graphics development for the Sabre System and our websites under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to the Sabre System and web related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 7, Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $157 million, $123 million and $97 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. For the year ended December 31, 2012, we recognized property and equipment impairment charges of $58 million associated with our discontinued Travelocity segment due to continued weakness in its operating performance. This impairment charge is included in net (loss) income from discontinued operations. In addition, we recognized a $20 million impairment charge on assets associated with an abandoned corporate facility during the year ended December 31, 2012.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in business combinations. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently if events and circumstances indicate the carrying amount may not be recoverable. Definite-lived intangible assets are amortized on a straight-line basis and assigned useful economic lives of four to thirty years, depending on classification. The useful economic lives are evaluated on an annual basis.

We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two step goodwill impairment model described below. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. Otherwise, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have identified six reporting units, three of which relate to our discontinued Travelocity segment. The reporting units are Travel Network, Airline Solutions, Hospitality Solutions, Travelocity—North America, Travelocity—Europe and Travelocity—Asia Pacific. Based on our qualitative assessment, we did not record any goodwill impairment charges for the year ended December 31, 2014. We recorded $136 million and $129 million in impairment charges related to our discontinued Travelocity segment for the years ended December

31, 2013 and 2012, respectively, which are included in net (loss) income from discontinued operations. See Note 6, Goodwill and Intangible Assets, for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2014 and 2013. We recorded $377 million in intangible asset impairment charges related to our discontinued Travelocity segment for the year ended December 31, 2012 which are included in net (loss) income from discontinued operations. See Note 6, Goodwill and Intangible Assets, for additional information.

Investment in Joint Ventures

We utilize the equity method to account for our interests in joint ventures and investments in stock of other companies that we do not control but over which we exert significant influence. Investments in the common stock of other companies over which we do not exert significant influence are accounted for at cost. We periodically evaluate equity and debt investments in entities accounted for at cost or under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. If we determine that a cost method investment is other than temporarily impaired, the carrying value of the investment is reduced to its estimated fair value through earnings. For the year ended December 31, 2012, joint venture equity income included a $24 million impairment of goodwill recorded by one of our investees. For the years ended December 31, 2014, 2013 and 2012, impairments of investments carried at cost were not material to our results of operations.

The following table displays the name of each of those investees that we do not control but over which we exert significant influence, and our voting interest in their stock held at December 31, 2014:

Joint Venture	Voting Interest
ESS Elektroniczne Systemy Spzedazy Sp. zo.o	40%
ABACUS International PTE Ltd	35%
Sabre Bulgaria AD	20%

Our investments in joint ventures on the consolidated balance sheets include $89 million and $93 million, as of December 31, 2014 and 2013, respectively, of excess basis over our underlying equity in joint ventures. This differential represents goodwill in addition to identifiable intangible assets which are being amortized to joint venture equity income over their estimated lives.

Capitalized Implementation Costs

We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs, net of any deferred revenue associated with the customer.

Deferred Customer Discounts

Deferred advances to customers and customer discounts are amortized in future periods as the related revenue is earned. The assets are reviewed for recoverability based on future contracted revenues. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws in effect at the time of such determination. We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and implementation of tax planning strategies. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. Liabilities are recognized for uncertain tax positions that do not pass a two-step approach for recognition and measurement. First, we evaluate the tax position for recognition by determining if based solely on its technical merits, it is more likely than not to be sustained upon examination. Secondly, for positions that pass the first step, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We recognize penalties and interest accrued related to income taxes as a component of the provision (benefit) for income taxes.

Travel Supplier Liabilities and Related Deferred Revenue

Our discontinued Travelocity segment recorded amounts due to travel suppliers and our service fees as liabilities and deferred revenue until these amounts were paid to the suppliers or recognized as revenue upon consumption of the travel. See “—Merchant Revenue Model” for additional information. As of December 31, 2014, travel supplier liabilities and related deferred revenue are primarily in liabilities held for sale in the consolidated balance sheets.

Pension and Other Postretirement Benefits

We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans in our consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the benefit obligation as of the balance sheet date. The fair value of plan assets represents the cumulative contributions made to fund the pension and other postretirement benefit plans which are invested primarily in domestic and foreign equities and fixed income securities. The benefit obligation of our pension and other postretirement benefit plans are actuarially determined using certain assumptions approved by us. The benefit obligation is adjusted annually in the fourth quarter to reflect actuarial changes and may also be adjusted upon the adoption of plan amendments. These adjustments are initially recorded in accumulated other comprehensive income and are subsequently amortized over the life expectancy of the plan participants as a component of net periodic benefit costs.

Equity-Based Compensation

We account for our stock awards and options by recognizing compensation expense, measured at the grant date based on the fair value of the award, on a straight-line basis over the award vesting period, giving consideration as to whether the amount of compensation cost recognized at any date is equal to the portion of grant date value that is vested at that date. We account for our liability awards by remeasuring the fair value of our awards at each reporting date. Changes in fair value of our liability awards are recognized in earnings. We recognize equity-based compensation expense net of an estimated forfeiture rate which is based on our historical experience of granted awards that are cancelled prior to vesting.

We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is estimated by using the average of the median historic price volatility and the median implied volatility of common stock of industry peers due to the lack of sufficient historical volatility of our common stock. Our industry peers consist of several public companies in the technology industry that are similar in size, stage of life cycle and financial leverage. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming annual dividends totaling $0.36 per share.

Foreign Currency

We remeasure foreign currency transactions into the relevant functional currency and record the foreign currency transaction gains or losses as a component of other, net in our consolidated statements of operations. We translate the financial statements of our non-U.S. dollar functional currency foreign subsidiaries into U.S. dollars in consolidation and record the translation gains or losses as a component of other comprehensive income (loss). Translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into earnings as a component of other, net in our consolidated statements of operations once the liquidation of the respective foreign subsidiaries is substantially complete. The majority of our foreign subsidiaries related to divested businesses are classified as discontinued operations in our consolidated statements of operations.

2. Acquisitions

Genares—In September 2014, we acquired certain assets and liabilities of Genares Worldwide Reservation Services, Ltd. (“Genares”), a provider of central reservation systems, revenue management and marketing solutions to more than 2,300 independent and chain hotel properties worldwide. Under the transaction, we acquired the net assets of Genares for cash consideration of $32 million. The operating results of Genares have been included in our consolidated statement of operations and results of operations of our Airline and Hospitality Solutions segment from the date of the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values using management’s best estimates, based in part on an independent valuation of the net assets acquired. The allocation of the purchase price includes $16 million of goodwill, which is deductible for tax purposes, $16 million of other intangible assets and $1 million of other net assets acquired. The other intangible assets consist primarily of $13 million of acquired customer relationships with a useful life of ten years and $2 million of non-compete agreements with a useful life of five years.

The acquisition of Genares did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.

PRISM—In August 2012, we acquired all of the outstanding stock and ownership interests of PRISM Group Inc. and PRISM Technologies LLC (collectively “PRISM”), a leading provider of end to end airline contract business intelligence and decision support software. The acquisition added to our portfolio of products within Airline and Hospitality Solutions, allows for new relationships with airlines and added to our existing business intelligence capabilities. The purchase price was $116 million, of which $66 million was paid in August 2012 and $50 million, on a discounted basis, was contingent consideration paid in two annual installments. The first $27 million installment was paid in August 2013 and represented a holdback payment primarily for indemnification purposes. The second $27 million installment was paid in August 2014 and represented contingent consideration based on performance measures which were met. In addition, we paid a total of $6 million of contingent compensation to key employees in two installments of $3 million each in August of 2013 and 2014. The contingent compensation was not considered part of the purchase price consideration.

The results of operations of PRISM are included in our consolidated statements of operations and the results of operations of Airline and Hospitality Solutions from the date of acquisition. The acquisition of PRISM did not have a material impact to our consolidated financial statements.

3. Discontinued Operations and Dispositions

Discontinued Operations

Over the past several years, we have disposed of non-core operations of our Travelocity business and, in the fourth quarter of 2014, we committed to a plan to completely divest of our Travelocity business which we completed in the first quarter of 2015. On January 23, 2015, we announced the sale of our Travelocity business in the United States and Canada (“Travelocity.com”). In addition, on December 16, 2014, we announced that we received a binding offer to sell lastminute.com, the European portion of our Travelocity business, which closed on March 1, 2015. Our Travelocity segment has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net (loss) income from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com to be disposed of are classified as held for sale in our consolidated balance sheets as of December 31, 2014 and 2013.

Travelocity.com—On January 23, 2015, we announced the sale of our global online travel business operated under the Travelocity brand to Expedia, pursuant to the terms of an Asset Purchase Agreement (the “Travelocity Purchase Agreement”), dated January 23, 2015, by and among Sabre GLBL Inc. and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. The Travelocity Purchase Agreement contains customary representations and warranties, covenants and indemnities for a transaction of this nature. The net assets of Travelocity.com disposed of primarily included a trade name with a carrying value of $55 million as of December 31, 2014. We expect to recognize a gain on sale of approximately $141 million, net of tax, in the first quarter of 2015.

As a result of the sale of Travelocity.com pursuant to the Travelocity Purchase Agreement, the strategic marketing agreement described in Note 4, Restructuring Charges, pursuant to which Expedia powered the technology platforms of Travelocity’s existing U.S. and Canadian websites, and the related put/call arrangement, have been terminated.

lastminute.com—On December 16, 2014, we announced that we had received a binding offer from Bravofly Rumbo Group to acquire lastminute.com which subsequently closed on March 1, 2015. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services to be provided to the acquirer under a transition services agreement during 2015. Additionally, at the time of sale, the acquirer entered into a long-term agreement with Travel Network to continue to utilize our GDS for bookings which will generate incentive consideration to be paid by us to the acquirer. We expect to recognize a gain on sale in the first quarter of 2015 which we are currently in the process of estimating.

Travel Partner Network—In February 2014, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in proceeds. Pursuant to the sale agreement, we were to receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeded certain revenue thresholds during the calendar years ending December 31, 2014 and 2015. The revenue threshold was not met for the year ended December 31, 2014 and we do not expect that the revenue threshold for the year ended December 31, 2015 will be met. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds were deferred, based on fair value of the TSA services, and recognized as an offset to operating expense within discontinued operations as the services were provided during 2014. We recognized a $3 million loss on disposition which is included in restructuring charges for the year ended December 31, 2014 in our results of discontinued operations.

Holiday Autos—On June 25, 2013, we sold certain assets of our Holiday Autos operations to a third party and, in November 2013, completed the closing of the remainder of the Holiday Autos operations such that it represented a discontinued operation. Holiday Autos was a leisure car hire broker that offered pre-paid, low-cost car rentals in various markets, largely in Europe. In the second quarter of 2013, we recognized an $11 million loss, net of tax, on the sale of Holiday Autos. The loss includes the write-off of $39 million of goodwill and intangible assets attributed to Holiday Autos, with the goodwill portion determined based on Holiday Autos’ relative fair value to the Travelocity Europe reporting unit. The sale provided for us to receive two earn-out payments measured during the 12 month periods ending September 30, 2014 and 2015, totaling up to $12 million, based upon the purchaser exceeding certain booking thresholds as defined in the sale agreement. At the time of sale, we recognized a total of $6 million relative to these earn-out provisions. In the fourth quarter of 2014, we received $6 million from the first earn-out payment. The amount received from the second earn-out payment, if any, will be recorded as a gain in the period received.

TBiz—On June 18, 2013, we completed the sale of certain assets of Travelocity (“TBiz”) operations to a third party for proceeds of $10 million. TBiz provided managed travel services for corporate customers. In the second quarter of 2013, we recognized a pre-tax gain on the sale of TBiz of $1 million which included the write-off of $9 million of goodwill attributed to TBiz based on the relative fair value to the Travelocity North America reporting unit. On an after tax basis, we recognized a loss of $3 million on the sale of TBiz.

Travelocity Asia Pacific—In July 2012, we completed the sale of two of our subsidiaries in India (collectively “TravelGuru”). These businesses offered a wide array of travel related services and operated a hotel reservations system. We recorded a gain on the sale of approximately $11 million, net of tax, in the third quarter of 2012.

Zuji—In December 2012, we entered into an agreement to sell our shares of Zuji Properties A.V.V. and Zuji Pte Ltd along with its operating subsidiaries (collectively “Zuji”), a Travelocity Asia Pacific-based Online Travel Agency (“OTA”). At that time, the assets were recorded at the lower of the carrying amount or fair value less cost to sell. We recorded an estimated loss on the sale of approximately $14 million, net of tax, during 2012. We sold Zuji in March 2013 and recorded an additional $11 million loss on sale, net of tax, in the first quarter of 2013. We had continuing cash flows from Zuji due to reciprocal agreements between us and Zuji to provide hotel reservations services over a three year period. The agreements included commissions paid to the respective party based on qualifying bookings. Due to the restructuring activities associated with our discontinued Travelocity segment in the fourth quarter of 2013, there were no continuing cash flows under these agreements during the year ended December 31, 2014. The continuing cash flows associated with Zuji were not material to our results of operations for the year ended December 31, 2013.

Travelocity Nordics—In December 2012, we sold certain assets of Travelocity’s Nordics business to a third party. The Nordics business is comprised of an online travel agency and event and ticket sales in Sweden, Norway and Denmark.

Financial Information of Discontinued Operations

The results of our discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$328,835	$635,570	$766,661
Cost of revenue	113,092	258,409	340,203
Selling, general and administrative	273,195	389,356	504,971
Impairment	—	138,947	564,176
Restructuring charges	1,785	28,387	—
Operating loss	(59,237)	(179,529)	(642,689)
Other income (expense):
Interest expense, net	—	(1,217)	(8,898)
Loss on sale of businesses, net	—	(27,709)	(8,266)
Other, net	(10,545)	(4,430)	2,644
Total other expense, net	(10,545)	(33,356)	(14,520)
Loss from discontinuing operations before income taxes	(69,782)	(212,885)	(657,209)
Benefit for income taxes	(30,864)	(63,188)	(201,963)
Net loss	(38,918)	(149,697)	(455,246)
Net loss attributable to noncontrolling interests	—	—	(60,836)
Net loss from discontinued operations	$(38,918)	$(149,697)	$(394,410)

The major classes of assets and liabilities held for sale associated with Travelocity.com and lastminute.com are as follows (in thousands):

	As of December 31,
	2014	2013
Assets
Accounts receivable, net	$27,129	$38,251
Prepaid expenses and other current assets	3,943	4,754
Property and equipment, net	15,597	1,939
Intangible assets, net	64,194	73,748
Other assets, net	1,695	1,801
Total assets held for sale	$112,558	$120,493
Liabilities
Accounts payable	$3,344	$4,921
Travel supplier liabilities and related deferred revenue	70,858	72,498
Accrued compensation and related benefits	2,237	8,586
Deferred revenues	1,519	162
Other accrued liabilities	18,586	24,086
Total liabilities held for sale	$96,544	$110,253

Continuing Cash Flows Associated with Travelocity.com and lastminute.com

Our Travel Network business earns revenue from airlines for bookings transacted through our GDS. Historically, Travel Network recognized intersegment incentive consideration expense for bookings generated by our Travelocity business. Such costs are representative of costs incurred on a consolidated basis relating to Travel Network’s revenue from airlines for bookings transacted through our GDS. The acquirer of Travelocity.com maintained and the acquirer of lastminute.com signed a long-term agreement with our Travel Network business to continue to utilize our GDS for bookings which will generate incentive consideration to be paid by us to the acquirers. Incentive consideration expense presented as cost of revenue in our results of continuing operations totaled $10 million, $46 million and $49 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other Dispositions

Sabre Pacific—On February 24, 2012, we completed the sale of our 51% stake in Sabre Australia Technologies I Pty Ltd (“Sabre Pacific”), an entity jointly owned by a subsidiary of Sabre (51%) and ABACUS International PTE Ltd (“Abacus”) (49%), to Abacus for $46 million of proceeds. Of the proceeds received, $9 million was for the sale of stock, $18 million represented the repayment of an intercompany note receivable from Sabre Pacific, which was entered into when the joint venture was originally established, and the remaining $19 million represented the settlement of operational intercompany receivable balances with Sabre Pacific and associated amounts we owed to Abacus. We recorded a pre-tax gain on sale of business of $25 million in our consolidated statements of operations for the year ended December 31, 2012. We have also entered into a license and distribution agreement with Sabre Pacific under which it will market, sublicense, distribute, and provide access to and support for the Sabre GDS in Australia, New Zealand and surrounding territories. Sabre Pacific pays us an ongoing transaction fee based on booking volumes under this agreement.

4. Restructuring Charges

Travelocity Restructuring—In the third quarter of 2013, we initiated plans to restructure our discontinued Travelocity segment, shifting Travelocity.com away from a fixed-cost model to a lower-cost, performance-based shared revenue structure. On August 22, 2013 we entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”), in which Expedia powered the technology platforms for Travelocity’s existing U.S. and Canadian websites, as well as provided Travelocity with access to Expedia’s supply and customer service platforms. In connection with the Expedia SMA, we also entered into a put/call agreement with Expedia (the “Put/Call Agreement”). Pursuant to the Put/Call Agreement, Expedia had the option to acquire assets relating to the Travelocity-branded portions of our Travelocity business. In the fourth quarter of 2013, we also initiated a plan to restructure lastminute.com which involved establishing it as a stand-alone operation, separating processes from the North America operations, while adding efficiencies to streamline the European operations.

On January 23, 2015, we sold Travelocity.com and on December 16, 2014, we announced that we received a binding offer to sell lastminute.com, which closed on March 1, 2015. See Note 3, Discontinued Operations and Dispositions, for additional information.

The restructuring charges associated with our discontinued Travelocity segment are included in net (loss) income from discontinued operations. As a result of the Travelocity restructuring actions initiated in 2013, we recorded charges of $28 million during the year ended December 31, 2013 which included $4 million of asset impairments, $18 million of employee termination benefits and $6 million of other related costs. During the year ended December 31, 2014, we recorded a net charge of $2 million which included a $3 million loss on the sale of TPN, $3 million in additional severance costs and $2 million in other costs, net of adjustments to our original estimates of employee termination benefits of $6 million. The adjustments to our original estimates are primarily the result of certain employees that transferred and are expected to transfer to the acquirers of the TPN business and lastminute.com, respectively, without a required severance payment.

Technology Restructuring—Our corporate expenses include a technology organization that provides development and support activities to our business segments. Costs associated with our technology organization are charged to the business segments primarily based on its usage of development resources. For the year ended December 31, 2013, the majority of costs associated with the technology organization were incurred by Travel Network and Airline and Hospitality Solutions. In the fourth quarter of 2013, we initiated a restructuring plan to simplify our technology organization, better align costs with our current business, reduce our spending on third-party resources, increase focus on product development and reduce our employee base by approximately 350 employees. The majority of this plan was completed in the first half of 2014 and we did not record material charges in 2014 related to this action.

The change in our restructuring accruals, included in other current liabilities, is as follows (in thousands):

	Employee Termination Benefits
	Travelocity (Discontinued Operations)	Technology Organization	Total
Balance as of December 31, 2013	$17,731	$8,163	$25,894
Charges	2,696	—	2,696
Adjustments	(6,059)	(860)	(6,919)
Payments	(10,991)	(7,023)	(18,014)
Balance as of December 31, 2014	$3,377	$280	$3,657

The charges included in our restructuring accruals do not include items charged directly to expense (e.g., asset impairments) and other periodic costs recognized as incurred, as those items are not reflected in the restructuring reserve in our consolidated balance sheet. Restructuring charges are not allocated to the segments for segment reporting purposes (see Note 18, Segment Information).

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

During the year ended December 31, 2012, Abacus recorded an impairment of goodwill associated with its acquisition of Sabre Pacific, of which our share was $24 million.

Summarized financial information of Abacus is as follows:

	Year Ended December 31,
	2014	2013	2012
Results of operations data:
Revenue	$357,711	$335,255	$320,069
Cost of revenue	225,269	205,505	200,212
Operating income	56,703	49,287	45,271
Net income (loss)	59,430	42,368	(20,366)
Net income (loss) attributable to Abacus	59,390	42,443	(20,496)

	As of December 31,
	2014	2013
Balance sheet data:
Current assets	$202,916	$212,889
Noncurrent assets	123,217	76,319
Current liabilities	140,272	170,780
Noncurrent liabilities	9,245	7,474
Noncontrolling interest	254	215

Financial information of our related party transactions with Abacus is as follows:

	Year Ended December 31,
	2014	2013	2012
Revenue earned from Abacus	$91,324	$91,998	$71,957

	As of December 31,
	2014	2013
Receivable from Abacus	$21,458	$29,377
Payable to Abacus for Economic Benefit Transfer	(9,217)	(8,648)
Current deferred revenue related to Abacus data processing	(2,571)	(2,571)
Long-term deferred revenue related to Abacus data processing	(10,286)	(12,857)
Related party (payable) receivable, net	$(616)	$5,301

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the year ended December 31, 2014 and December 31, 2013 are as follows (in thousands):

	Travel Network	Airline and Hospitality Solutions	Travelocity (Discontinued Operations)	Total Goodwill
Balance as of December 31, 2012	$1,812,484	$325,489	$192,855	$2,330,828
Acquired	399	—	—	399
Adjustments (1)	(197)	—	—	(197)
Impairment	—	—	(135,598)	(135,598)
Disposals	—	—	(57,257)	(57,257)
Balance as of December 31, 2013	$1,812,686	$325,489	$—	$2,138,175
Acquired	—	15,510	—	15,510
Adjustments (1)	(186)	—	—	(186)
Balance as of December 31, 2014	$1,812,500	$340,999	$—	$2,153,499
___________________________________________o_____________
(1)	Includes net foreign currency effects during the year.

The following table presents our intangible assets as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and brandnames	$326,054	$(87,554)	$238,500	$325,954	$(76,666)	$249,288
Acquired customer relationships	705,963	(535,334)	170,629	692,863	(471,597)	221,266
Purchased technology	469,599	(412,114)	57,485	468,639	(392,014)	76,625
Non-compete agreements	15,025	(13,253)	1,772	13,325	(12,894)	431
Acquired contracts, supplier and distributor agreements	26,600	(15,000)	11,600	26,600	(13,400)	13,200
Total intangible assets	$1,543,241	$(1,063,255)	$479,986	$1,527,381	$(966,571)	$560,810

In 2013, in conjunction with the disposal of TBiz (part of our Travelocity North America reporting unit) and Holidays Autos (part of our Travelocity Europe reporting unit), we initiated an impairment analysis on the remainder of the goodwill and long-lived assets associated with these reporting units. Further declines in our projections of the discounted future cash flows of these reporting units and current market participant considerations resulted in a $96 million goodwill impairment charge in Travelocity—North America and a $40 million goodwill impairment charge in Travelocity—Europe, which are included in net (loss) income from discontinued operations. As a result of these impairments, the Travelocity segment had no remaining goodwill.

In 2012, as a result of continued weakness in the Travelocity segment’s operating performance and certain changes in its business, we recognized $58 million and $70 million of goodwill impairment charges, respectively, associated with Travelocity—North America and Travelocity—Europe. In addition, we recognized $238 million and $139 million of intangible asset impairment charges primarily associated with the trade names of Travelocity—North America and Travelocity—Europe, respectively, which are included in net (loss) income from discontinued operations.

Accumulated goodwill impairment charges totaled $1,383 million as of December 31, 2014 and 2013. All accumulated goodwill impairment charges are associated with our discontinued Travelocity segment.

Amortization expense relating to intangible assets subject to amortization totaled $96 million, $129 million and $127 million for the year ended December 31, 2014, 2013, and 2012, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2015	$86,247
2016	85,054
2017	40,035
2018	24,936
2019	24,706
2020 and thereafter	219,008
Total	$479,986

7. Balance Sheet Components

Other Receivables, Net

 Other receivables, net consist of the following (in thousands):

	December 31,
	2014	2013
Value added tax receivable, net	$24,940	$28,882
Federal income tax receivable	2,256	2,024
Other	2,697	4,251
Other receivables, net	$29,893	$35,157

Property and Equipment, Net

 Property and equipment, net consists of the following (in thousands):

	December 31,
	2014	2013
Buildings & leasehold improvements	$150,842	$153,656
Furniture, fixtures & equipment	23,823	23,730
Computer equipment	305,877	259,535
Software developed for internal use	862,895	713,952
	1,343,437	1,150,873
Accumulated depreciation and amortization	(792,161)	(654,673)
Property and equipment, net	$551,276	$496,200

Other Assets, Net

 Other assets, net consist of the following (in thousands):

	December 31,
	2014	2013
Capitalized implementation costs, net	$176,677	$175,886
Long-term deferred income taxes	3,234	34,794
Deferred customer discounts	144,382	89,822
Deferred upfront incentive consideration	89,953	81,580
Other	95,518	88,447
Other assets, net	$509,764	$470,529

Other Noncurrent Liabilities

 Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Litigation settlement liability and related deferred revenue	$22,960	$98,311
Deferred revenue	59,287	50,577
Pension and other postretirement benefits	90,656	55,032
Tax receivable agreement	387,342	—
Other	53,465	67,039
Other noncurrent liabilities	$613,710	$270,959

Accumulated Other Comprehensive Income

 Accumulated other comprehensive income consists of the following (in thousands):

	December 31,
	2014	2013
Defined benefit pension & other postretirement benefit plans	$(90,172)	$(63,762)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(7,395)	(2,684)
Unrealized foreign currency translation gain	22,843	15,050
Other (1)	4,921	1,501
Total accumulated other comprehensive loss, net of tax	$(69,803)	$(49,895)

____________________________________________________________

(1)	Primarily relates to our share of Abacus’ accumulated other comprehensive income. See Note 5, Equity Method Investments.

During the year ended December 31, 2013, we reclassified $8 million, net of tax, of foreign currency translation losses from accumulated other comprehensive income into loss from discontinued operations as a result of the disposition of Zuji (see Note 3, Discontinued Operations and Dispositions). The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans are included in selling, general and administrative expenses. See Note 10, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

8. Income Taxes

The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2014	2013	2012
Components of pre-tax income:
Domestic	$109,481	$86,908	$(276,332)
Foreign	7,671	19,197	53,998
	$117,152	$106,105	$(222,334)

The Company’s domestic pretax loss of $276 million in 2012 was due to the pretax impact of the litigation settlement with AMR (see Note 17, Commitments and Contingencies).

The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current portion:
Federal	$—	$16,476	$7,383
State and Local	(10,099)	10,817	6,757
Non U.S.	20,207	12,805	11,857
Total current	10,108	40,098	25,997
Deferred portion:
Federal	(10,852)	13,239	(31,595)
State and Local	3,381	71	(3,824)
Non U.S.	3,642	631	2,515
Total deferred	(3,829)	13,941	(32,904)
Total provision (benefits) for income taxes	$6,279	$54,039	$(6,907)

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax provision at statutory federal income tax rate	$41,003	$37,137	$(77,817)
State income taxes, net of federal benefit	(3,224)	7,036	568
Impact of non U.S. taxing jurisdictions, net	30,476	13,153	5,516
Goodwill impairment	—	—	8,330
Impact of sale of business	—	—	(15,209)
Research tax credit	(3,101)	(3,076)	—
Tax receivable agreement	22,982	—	—
Valuation allowance	(82,116)	—	72,261
Other, net	259	(211)	(556)
Total provision (benefit) for income taxes	$6,279	$54,039	$(6,907)

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Accrued expenses	$48,491	$34,686
Employee benefits other than pension	22,969	23,932
Deferred revenue	58,779	67,601
Pension obligations	33,281	18,613
Tax loss carryforwards	420,765	376,427
Non U.S. operations	3,048	33,315
Incentive consideration	3,073	(1,101)
Tax credit carryforwards	32,879	29,312
TVL Common suspended loss	24,046	24,718
Other	11,177	14,531
Total deferred tax assets	658,508	622,034
Deferred tax liabilities:
Depreciation and amortization	(9,381)	(7,844)
Software developed for internal use	(210,736)	(190,362)
Intangible assets	(85,374)	(89,895)
Write off of Intercompany Debt	(36,043)	—
Unrealized gains and losses	(20,759)	(6,794)
Currency translation adjustment	(12,189)	(8,085)
Total deferred tax liabilities	(374,482)	(302,980)
Valuation allowance	(160,092)	(253,082)
Net deferred tax asset	$123,934	$65,972

We pay United States (“U.S.”) income taxes on the earnings of non U.S. subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States.  To the extent that the non U.S. earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any non U.S. income taxes paid on these earnings. As of December 31, 2014, no provision has been made for the United States federal and state income taxes on certain outside basis differences, which primarily relate to accumulated unrepatriated foreign earnings of approximately $177 million.  It is not practicable to estimate the unrecognized deferred tax liability for these earnings, as this liability is dependent upon future tax planning strategies.

As of December 31, 2014, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $824 million, which will expire between 2020 and 2034. Approximately $47 million of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years. Additionally, we have research tax credit carryforwards of approximately $20 million, which will expire between 2019 and 2034 and a $21 million Alternative Minimum Tax (“AMT”) credit carry forward that does not expire.  Approximately $22 million of NOLs and $1 million of research tax credit carryforwards are subject to an annual limitation on their ability to be utilized under Section 382 of the Code. We fully expect that Section 382 will not limit our ability to fully realize the benefit. We had $163 million of deferred tax assets for NOL carryforwards related to certain non U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.

We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income.  In assessing the need for a valuation allowance against our U.S. deferred tax assets, we also gave specific consideration to goodwill and intangible impairment charges recorded in the last three years (see Note 6, Goodwill and Intangible Assets) and the charges for the settlement of the litigation with AMR (see Note 17, Commitments and Contingencies). Considering these factors, we established and maintained a valuation allowance against our U.S. deferred tax assets which totaled $86 million as of December 31, 2013. At December 31, 2014, as a result of the sale of our Travelocity business and the forecast of income from continuing operations, we determined it was more likely than not that future earnings will be sufficient to utilize certain U.S. deferred tax assets. Accordingly, we reversed the U.S. valuation allowance resulting in a non-cash income tax benefit of $82 million. For non-U.S. deferred tax assets of our lastminute.com subsidiaries, we maintained a valuation allowance of $160 million and $163 million as of December 31, 2014 and 2013, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.

It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision (benefit) for income taxes. During the year ended December 31, 2014, we recognized a benefit of $3 million. During the year ended December 31, 2013, we recognized an expense of $1 million. During the year ended December 31, 2012, amounts recognized for penalties and interest were not material to our results of operations. As of December 31, 2014 and 2013, we had cumulative accrued interest and penalties of approximately $2 million and $5 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$61,241	$54,016	$39,080
Additions for tax positions taken in the current year	4,565	10,874	16,367
Additions for tax positions of prior years	2,259	5,572	3,584
Reductions for tax positions of prior years	(43)	(196)	(3,113)
Reductions for tax positions of expired statute of limitations	(2,439)	(3,573)	(1,902)
Settlements	(6,967)	(5,452)	—
Balance at end of year	$58,616	$61,241	$54,016

In 2013, we adopted Accounting Standards Update (ASU) 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, Or a Tax Credit Carryforward Exists.” This ASU generally requires that unrecognized tax benefits be presented as a reduction to a deferred tax asset for a net operating loss, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $40 million and $38 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, 2013 and 2012, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $56 million, $58 million and $54 million, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state, local, and non U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. In 2014, the Internal Revenue Service commenced the examination of our federal income tax returns for the 2011 and 2013 tax years. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations. The U.S. federal statute of limitations is closed for years prior to 2007. With few exceptions, we are no longer subject to state, local, or non U.S. tax examinations by tax authorities for years prior to 2008.

We believe that it is reasonably possible that $4 million in unrecognized tax benefits may be resolved in the next twelve months.

Tax Receivable Agreement

Immediately prior to the closing of our initial public offering, we entered into a tax receivable agreement (“TRA”) that provides the right to receive future payments by us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”) of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets.

These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million and expect that 85% to 95% of the total payments will be made over the next six years (assuming no changes to current limitations on our ability to utilize our NOLs under Section 382 of the Internal Revenue Code (the “Code”)). Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. The TRA liability of $387 million as of December 31, 2014 is included in other noncurrent liabilities in our consolidated balance sheet.

We recognized an initial liability in respect of the TRA of $321 million after considering the valuation allowance of $66 million recorded against the Pre-IPO Tax Assets for the payments to be made under the TRA. The TRA liability was recorded as a reduction to additional paid-in capital and an increase to other noncurrent liabilities. No payments have been made under the TRA during the year ended December 31, 2014 and we do not expect material payments to occur prior to 2016. Any payments made under the TRA will be classified as a financing activity in our statement of cash flows. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense (benefit) and any changes in the obligation under the TRA are recorded in other expense. In connection with the change in our valuation allowance and corresponding increase in our TRA liability to $387 million, we recognized a $66 million charge in other, net in the fourth quarter of 2014.

9. Debt

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

As of December 31, 2014 and 2013, our outstanding debt included in our consolidated balance sheets totaled $3,084 million and $3,730 million, respectively, net of unamortized discounts of $13 million and $20 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2014 and 2013 (in thousands):

			December 31,
	Rate	Maturity	2014	2013
Senior secured credit facilities:
Term Loan B	L + 3.00%	February 2019	$1,739,500	$1,757,250
Incremental term loan facility	L + 3.50%	February 2019	345,625	349,125
Term Loan C	L + 3.00%	December 2017	49,313	361,250
Revolver, $370 million	L + 2.75%	February 2019	—	—
Revolver, $35 million	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	800,000
Mortgage facility	5.80%	March 2017	82,168	83,286
Face value of total debt outstanding			3,096,606	3,750,911
Less current portion of debt outstanding			(22,435)	(86,117)
Face value of long-term debt outstanding			$3,074,171	$3,664,794

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

On September 30, 2013, we entered into an agreement for an incremental term loan facility to Term Loan B (the “Incremental Term Loan Facility”), having a face value of $350 million and providing total net proceeds of $350 million. We have used a portion, and intend to use the remainder of the proceeds of the Incremental Term Loan Facility, for working capital, general corporate purposes and strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and initially bore interest at a rate equal to the LIBOR rate, subject to a 1.00% floor, plus 3.50% per annum. It includes a provision for increases in interest rates to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancing of amounts under the Amended and Restated Credit Agreement.

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

Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.0 to 1.0 for 2014 and is 4.5 to 1.0 for 2015. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of December 31, 2014, we are in compliance with all covenants under the Amended and Restated Credit Agreement.

As of December 31, 2014 and 2013, we had no outstanding balance under the Extended and Unextended Revolver. As of December 31, 2014, we had outstanding letters of credit totaling $47 million, which reduces our overall credit capacity under the Revolver. As of December 31, 2013, we had outstanding letters of credit totaling $67 million, of which $66 million reduced our overall credit capacity under the Revolver and $1 million was collateralized with restricted cash.

Principal Payments

Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. The Extended Revolver matures on February 19, 2019 and the Unextended Revolver matures on February 19, 2018. For the year ended December 31, 2014, we made $333 million of principal payments of which $296 million was the prepayment on Term Loan C. We are scheduled to make $22 million in principal payments over the next twelve months.

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. As a result of the Amended and Restated Credit Agreement, no excess cash flow payment was required in 2014 with respect to our results for the year ended December 31, 2013. Additionally, based on our results for the year ended December 31, 2014, we are not required to make an excess cash flow payment in 2015. In the event of certain asset sales or borrowings, the Amended and Restated Credit Agreement requires that we pay down the term loans with the resulting proceeds. Subject to the repricing premium discussed above, we may repay the indebtedness at any time prior to the maturity dates without penalty.

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

	Eurocurrency borrowings		Base rate borrowings
	Applicable Margin(1)	Floor	Applicable Margin	Floor
Term Loan B, prior to Repricing Amendments	4.00%	1.25%	3.00%	2.25%
Term Loan B, subsequent to Repricing Amendments	3.25%	1.00%	2.25%	2.00%
Incremental term loan facility	3.50%	1.00%	2.50%	2.00%
Term Loan C	3.00%	1.00%	2.00%	2.00%
Revolver, $370 million	3.00%	N/A	2.00%	N/A
Revolver, $35 million	3.75%	N/A	2.75%	N/A

(1)	Applicable margins do not reflect potential step downs which are determined by the Senior Secured Leverage Ratio. See below for additional information.

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

We have elected the three-month LIBOR as the floating interest rate on all $2,134 million of our outstanding term loans. As of December 31, 2014, the interest rate, including applicable margin, is 4.0% for the Term Loan B of $1,740 million; 4.5% for the Incremental Term Loan Facility of $346 million; and 4.0% for the Term Loan C of $49 million. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 10, Derivatives).

During the year ended December 31, 2014, we recognized losses on extinguishment of debt of $1 million and $3 million in connection with the prepayment on Term Loan C and the Repricing Amendments, respectively. In addition, we incurred costs totaling $3 million as a result of the Repricing Amendments which were recorded as interest expense. In 2013, we incurred costs totaling $19 million associated with the Amended and Restated Credit Agreement and the Incremental Term Loan Facility of which $14 million was charged to interest expense during the year ended December 31, 2013, and $5 million was capitalized as debt issuance costs. We also recognized a loss on extinguishment of debt of $12 million as a result of the Amended and Restated Credit Agreement. In 2012, we incurred costs totaling $38 million associated with the amendment and extension of certain facilities under our previous credit agreement of which $8 million was charged to interest expense during the year ended December 31, 2012 and $30 million was capitalized as debt issuance costs. In addition, as a result of prepayments under our previous credit agreement, we recognized a charge of $10 million to interest expense related to accelerated amortization of debt issuance costs during the year ended December 31, 2012. As of December 31, 2014, we had $25 million of unamortized debt issuance costs included in other assets in our consolidated balance sheets associated with all debt transactions under the Amended and Restated Credit Agreement and the previous senior secured credit agreement. These costs are being amortized to interest expense over the maturity period of the Amended and Restated Credit Agreement. Our effective interest rates for the years ended December 31, 2014, 2013 and 2012, inclusive of amounts charged to interest expense as described above, are as follows:

	Year Ended December 31,
	2014	2013	2012
Including the impact of interest rate swaps	5.43%	6.86%	6.53%
Excluding the impact of interest rate swaps	4.89%	6.21%	5.65%

Senior Unsecured Notes

As of December 31, 2014, we have, at face value, $400 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions. We issued the 2016 Notes in March 2006 and used all of the net proceeds plus available cash and cash equivalents and marketable securities to prepay $400 million of a bridge facility used to finance the acquisition of lastminute.com. As of December 31, 2014, we are in compliance with all covenants under the indenture for the 2016 Notes.

Senior Secured Notes

We have, at face value, $480 million in senior secured notes bearing interest at a rate of 8.50% and maturing on May 15, 2019 (“2019 Notes”). The 2019 Notes include certain non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. These covenants are similar in nature to those existing in the Amended and Restated Credit Agreement. We issued the 2019 Notes in 2012 and used the net proceeds to pay off certain lenders under our previous senior secured credit facilities, and retained the remainder for general corporate purposes. A portion of the retained funds was subsequently used for funding the acquisition of PRISM (See Note 2, Acquisitions). As of December 31, 2014, we are in compliance with all covenants under the 2019 Notes.

The indenture to the 2019 Notes allowed us, at our option, to redeem up to 40% of the principal amount of the notes outstanding in the event of an equity offering, such as an initial public offering, until May 15, 2015. The contingent call option was at a price of 108.50%, plus accrued and unpaid interest, if any, to the date of redemption. The change in fair value of the contingent call option, which met the definition of an embedded derivative, resulted in a gain of $2 million during the year ended December 31, 2013, and was not material for the year ended December 31, 2012. In May 2014, we exercised our contingent call option and prepaid $320 million, or 40%, of the outstanding principal on the 2019 Notes at the redemption price of 108.5% of the principal amount. As a result of the prepayment, we recognized a loss on extinguishment of $30 million, which included the $27 million redemption premium.

Mortgage Facility

We have $82 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of December 31, 2014, we are in compliance with all covenants under the mortgage facility.

Aggregate Maturities

As of December 31, 2014, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2015	$22,435
2016	422,493
2017	150,303
2018	21,250
2019	2,480,125
Total	$3,096,606

10. Derivatives

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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2015. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2014, 2013 and 2012. As the outstanding contracts settle, it is estimated that $8 million in losses will be reclassified from other comprehensive income (loss) to earnings.

As of December 31, 2014 and 2013, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

December 31, 2014 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,750	$5,838	0.8649
Euro	US Dollar	30,200	38,777	1.2840
British Pound Sterling	US Dollar	22,950	37,343	1.6271
Indian Rupee	US Dollar	1,205,000	18,748	0.0156
Polish Zloty	US Dollar	171,000	52,821	0.3089

December 31, 2013 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	5,625	$5,041	0.8962
Australian Dollar	US Dollar	975	996	1.0215
Euro	US Dollar	12,800	16,624	1.2988
British Pound Sterling	US Dollar	18,450	28,908	1.5668
Indian Rupee	US Dollar	1,174,000	18,593	0.0158
Polish Zloty	US Dollar	170,400	52,748	0.3096

Interest Rate Swap Contracts—Interest rate swaps outstanding and matured during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR	2.61%	December 29, 2017	December 31, 2018

Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
	$800 million	3 month LIBOR	5.04%	April 30, 2007	April 30, 2012

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the year ended December 31, 2014. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

The fair value of these interest rate swaps is a $1 million liability at December 31, 2014 and is included in other noncurrent liabilities in our consolidated balance sheet.

In January 2013, our then outstanding swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013 (see Note 9, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the years ended December 31, 2014 and 2013 were not material to our results of operations. As of December 31, 2013, the fair value of the matured interest rate swap agreements was a $12 million liability and included in other accrued liabilities in our consolidated balance sheet. For the years ended December 31, 2014 and 2013, we reclassified losses of $11 million ($7 million, net of tax) and $15 million ($9 million, net of tax), respectively, from OCI to interest expense related to the derivatives that no longer qualified for hedge accounting.

The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2014 and 2013 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2014	2013
Foreign exchange contracts	Prepaid expenses	$—	$5,374
	Other accrued liabilities	(8,475)	—
Interest rate swaps	Other noncurrent liabilities	(1,401)	—
		$(9,876)	$5,374

The effects of derivative instruments, net of taxes, on other comprehensive income (loss) (“OCI”) for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Foreign exchange contracts	$(7,836)	$2,999	$4,593
Interest rate swaps	(961)	—	(3,924)
Total	$(8,797)	$2,999	$669

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Income Statement	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2014	2013	2012
Foreign exchange contracts	Cost of revenue	$2,902	$915	$(2,890)
Interest rate swaps	Interest expense	—	—	(15,906)
Total		$2,902	$915	$(18,796)

Embedded Derivative Related to Senior Secured Notes—The 2019 Notes included a contingent call option to redeem up to 40% of the notes in the event of an equity offering at a rate of 108.50%, until May 15, 2015. This contingent call option was not clearly and closely related to the hybrid indenture and therefore required separate accounting. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes. In conjunction with the prepayment, the fair value of the contingent call option of $2 million was charged to loss on debt extinguishment for the year ended December 31, 2014.

11. Fair Value Measurements

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

Interest Rate Swaps—The fair value of our interest rate swaps are estimated using a combined income and market-based valuation methodology based upon Level 2 inputs including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

Contingent Consideration—On August 1, 2012, we acquired all of the outstanding stock and ownership interest of PRISM. Included in the purchase price is contingent consideration, based on management’s best estimate of fair value and future performance results on the acquisition date and is to be paid in 24 months following the acquisition date. Fair value of this payment was estimated considering the timing of the payments and discounted at 4.75%, representing our short-term borrowing rate based on our revolving credit facility at the time of the acquisition, a Level 3 input. In August 2014, we paid the remaining contingent consideration and contingent employment payments associated with our acquisition of PRISM which totaled $30 million. The expense included in earnings related to the change in fair value of the contingent consideration was not material during the years ended December 31, 2014, 2013 and 2012.

Embedded Derivative—As part of the 2019 Notes, we acquired a contingent call option to redeem a portion of the 2019 Notes in the event of an equity offering. We determined the fair value of this call option by evaluating the difference in fair value of the hybrid instrument with and without the call option requiring separate accounting. We calculated the fair value using Level 3 unobservable inputs such as management’s estimate of the probability of an equity offering, credit spreads and the expected future volatility of interest rates based on historical trends. In May 2014, we exercised our contingent call option and prepaid 40%, or $320 million, of our 2019 Notes.

Pension Plan Assets—See Note 15, Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.

The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts (see Note 10)	$(8,475)	$—	$(8,475)	$—
Interest rate swap contracts (see Note 10)	(1,401)	—	(1,401)	—
Total	$(9,876)	$—	$(9,876)	$—

		Fair Value at Reporting Date Using
	December 31, 2013	Level 1	Level 2	Level 3
Contingent consideration	$(26,303)	$—	$—	$(26,303)
Derivatives:
Foreign currency forward contracts (see Note 10)	5,374	—	5,374	—
Interest rate swap contracts (see Note 10)	(11,533)	—	(11,533)	—
Contingent call option, 2019 Notes (see Note 9)	1,657	—	—	1,657
Total derivatives	(4,502)	—	(6,159)	1,657
Total	$(30,805)	$—	$(6,159)	$(24,646)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.

Assets that are Measured at Fair Value on a Nonrecurring Basis

Goodwill and Long-Lived Assets—As described in Note 1, Summary of Business and Significant Accounting Policies, our impairment review of goodwill is performed annually, as of October 1 of each year. In addition, goodwill, property and equipment and intangible assets are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable.

The fair values used in our goodwill impairment analysis are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon Level 3 inputs, including risk adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions including market participants, the principal markets and highest and best use of the reporting units. In 2013 and 2012, goodwill associated our discontinued Travelocity segment was impaired to a fair value of zero and $181 million, respectively. See Note 6, Goodwill and Intangible Assets, for impairment charges recognized in the years ended December 31, 2013 and 2012, and a discussion of circumstance which led to the impairments.

If impairment indicators exist for property and equipment and definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recorded to reduce the long-lived assets to fair value. The fair value of long-lived assets are determined based on discounted cash flow projections using Level 3 inputs which include risk-adjusted discount rates and highest and best use of the assets, among others. In 2012, definite-lived intangible assets and property and equipment associated with our discontinued Travelocity segment were impaired to a fair value of $103 million. See Note 6, Goodwill and Intangible Assets, for impairment charges recognized in the year ended December 31, 2012, and a discussion of circumstance which led to the impairments. In addition, we recognized a $20 million impairment charge on assets associated with a corporate facility with a fair value of zero during the year ended December 31, 2012.

Other Financial Instruments

The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximate their fair values. The fair values of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of December 31, 2014 and 2013. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2014 and 2013 (in thousands):

	Fair Value at December 31,		Carrying Value at December 31,
Financial Instrument	2014	2013	2014	2013
Term Loan B	$1,718,843	$1,777,107	$1,732,101	$1,747,378
Incremental term loan facility	341,737	349,334	345,625	349,125
Term Loan C	48,758	363,056	49,080	360,477
Senior unsecured notes due 2016	426,250	448,320	393,973	389,321
Senior secured notes due 2019	516,300	886,000	480,741	799,823

12. Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Initial and Secondary Public Offering

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

We used the net proceeds from this offering to repay (i) $296 million aggregate principal amount of our term loans and (ii) $320 million aggregate principal amount of our senior secured notes due in 2019 at a redemption price of 108.5% of the principal amount. We also used the net proceeds from our offering to pay the $27 million redemption premium and $13 million in accrued but unpaid interest on the senior secured notes due in 2019. We used the remaining portion of the net proceeds from our offering to pay a $21 million fee, in the aggregate, to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) pursuant to a management services agreement (the “MSA”), which was thereafter terminated.

On February 10, 2015, we closed a secondary public offering of our common stock in which certain of our stockholders sold 23,800,000 shares, and the underwriters exercised in full their overallotment option which resulted in the sale of an additional 3,570,000 shares of our common stock. We did not receive any proceeds from the secondary public offering or from the exercise of the underwriters’ overallotment option.

Redeemable Preferred Stock

Prior to the closing of our initial public offering, we amended our Certificate of Incorporation and exercised our right to redeem all of our Series A Cumulative Preferred Stock. The amendment to our Certificate of Incorporation modified the redemption feature of the Series A Cumulative Preferred Stock to allow for settlement using cash, shares of our common stock or a mix of cash and shares of our common stock. Upon the closing of our initial public offering, we redeemed all of our outstanding shares of Series A Cumulative Preferred Stock, including accumulated but unpaid dividends, in exchange for 40,343,529 shares of our common stock, which were delivered pro rata to the holders thereof.

Each share of Series A Preferred Stock accumulated dividends at an annual rate of 6%. Accumulated but unpaid dividends totaled $134 million at December 31, 2013. The Series A Preferred Shares were recorded at fair value at the date of issuance and were adjusted each period to the redemption value which included accumulated but unpaid dividends. No cash dividends were paid since the inception of the Series A Preferred Shares.

Common Stock Dividends

In the third and fourth quarters of 2014, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $48 million. No dividends were declared or paid in the six months ended June 30, 2014 or in the years ended December 31, 2013 and 2012.

13. Equity-Based Awards

As of December 31, 2014, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”) and the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”).  Our 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP plans and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), and other stock-based awards.  Outstanding awards under the Sovereign MEIP and Sovereign 2012 MEIP plans continue to be subject to the terms and conditions of their respective plan.

We initially reserved 13,500,000 shares of our common stock for issuance under our 2014 Omnibus Plan.  In addition, we added 2,838,566 shares that were reserved but not issued under the Sovereign MEIP and Sovereign 2012 MEIP plans to the 2014 Omnibus Plan reserves, for a total of 16,338,566 authorized shares of common stock for issuance.  Time-based options granted under the 2014 Omnibus plan generally vest over a four year period with 25% vesting at the end of year one and the remaining vest quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. Performance-based RSUs generally vest over a four year period with 25% vesting annually dependent upon certain company-based performance measures being achieved. Each reporting period, we re-assess the probability assumption and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable up to 10 years. Stock-based compensation expense totaled $20 million, $3 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Exercise price	$16.82	$11.91	$9.35
Average risk-free interest rate	1.96%	1.53%	1.12%
Expected life (in years)	6.11	6.11	6.44
Implied volatility	33.28%	30.75%	33.04%
Dividend yield	2.14%	—	—

The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2014.

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013(2)	20,689,452	$6.15	5.6	$292,059
Granted	2,228,755	16.82
Exercised	(3,453,509)	4.82
Cancelled	(558,224)	10.48
Outstanding at December 31, 2014(2)	18,906,474	$7.53	5.1	$240,947
Vested and exercisable at December 31, 2014	13,420,667	$5.57	4.1	$197,346

(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $20.27 on December 31, 2014.

(2)

Includes performance-based stock options granted in 2008 under the Sovereign MEIP. In the first quarter of 2015, these options vested and became exercisable as a result of the occurrence of a liquidity event. Because the performance condition was contingent on a liquidity event, no expense was recognized in connection with these options until the liquidity event occurred. As of December 31, 2014, there was approximately $2 million unrecognized compensation expense.

For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised totaled $53 million, $9 million and $12 million, respectively.  The weighted-average fair values of options grants were $4.65, $3.89, and $3.24 during fiscal years 2014, 2013 and 2012, respectively. The fair value of options that vested during years ended December 31, 2014, 2013 and 2012 totaled $7 million, $5 million, and $5 million, respectively. As of December 31, 2014, we have approximately $35 million in unrecognized time-based compensation expense that will be recognized over a weighted-average period of 2.9 years.

The following table summarizes the activities for our RSUs for the year ended December 31, 2014.

		Weighted-Average
	Quantity	Grant Date Fair Value
Unvested, beginning of year	268,064	$11.13
Granted	1,712,833	16.81
Vested	(164,058)	9.93
Cancelled	(85,977)	16.79
Unvested at December 31, 2014	1,730,862	$16.58

The following table summarizes the activities for our PSUs for the year ended December 31, 2014.

		Weighted-Average
	Quantity	Grant Date Fair Value
Unvested, beginning of year	1,304,063	$11.05
Granted	825,089	16.68
Vested	(320,437)	11.07
Cancelled	(111,808)	13.35
Unvested at December 31, 2014	1,696,907	$13.65

Equity-based Liability Awards—In November 2012, the Board approved a grant of time-based RSUs with an aggregate fixed value of $3 million that, due to the nature of these RSUs, were accounted for as liability awards. These RSUs were able to be settled at the Board’s discretion in shares of our common stock or in cash. Expense associated with this grant of RSUs was recognized over the associated vesting period as stock compensation expense. As of December 31, 2014, we have fully expensed these awards.

Cancelled Travelocity Plans—During the years 2010 through 2012, we adopted various equity-based compensation plans associated with the equity of Travelocity.com LLC, a subsidiary related to our discontinued Travelocity segment. Under these plans, time-based stock options and stock appreciation rights (“SARs”) were granted to certain key employees of the discontinued Travelocity segment. There were 1,484,530 and 18,119,884 of time-based stock options and SARs, respectively, outstanding under these plans as of December 31, 2013, all of which were cancelled in the second quarter of 2014. We recognized $7 million of expense at the cancellation date, representing the remaining unrecognized compensation expense of the awards, which is included in net (loss) income from discontinued operations. During both the years ended December 31, 2013 and 2012, we recognized $4 million of expense associated with these plans. The expense recognized in 2012 includes $1 million associated with the modification of certain SARs for one employee.

14. Earnings Per Share

The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$110,873	$52,066	$(215,427)
Net income attributable to noncontrolling interests	2,732	2,863	1,519
Preferred stock dividends	11,381	36,704	34,583
Net income (loss) from continuing operations available to common shareholders, basic and diluted	$96,760	$12,499	$(251,529)
Denominator:
Basic weighted-average common shares outstanding	238,633	178,125	177,206
Dilutive effect of stock options and restricted stock awards	8,114	6,853	—
Diluted weighted-average common shares outstanding	246,747	184,978	177,206
Basic earnings per share	$0.41	$0.07	$(1.42)
Diluted earnings per share	$0.39	$0.07	$(1.42)

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million and 20 million common stock equivalents for the years ended December 31, 2014 and 2012, respectively. As we recorded net losses from continuing operations available to common shareholders for the year ended December 31, 2012, all common stock equivalents were excluded from the calculation of diluted earnings per share as its inclusion would have been antidilutive.

15. Pension and Other Postretirement Benefit Plans

We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of $18 million, $18 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, and as a result, no additional pension benefits have been accrued since that date. In April 2008, we amended the LPP to add a lump sum optional form of payment which participants may elect when their plan benefits commence. The effect of the amendment was to decrease the projected benefit obligation by $34 million, which is being amortized over 23.5 years, representing the weighted average of the lump sum benefit period and the life expectancy of all plan participants. We also sponsor a defined benefit pension plan for certain employees in Canada.

We provide retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidize a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. In February 2009, we amended our retiree medical plan to reduce the subsidies received by participants by 20% per year over the next 5 years, with no further subsidies beginning January 1, 2014. This amendment resulted in $57 million of negative prior service cost recorded in other comprehensive income that was amortized to operating expense over the remaining term which concluded in December 2013.

Pursuant to a Travel Privileges Agreement with American Airlines Group (“AAG”), formerly AMR Corporation, we are entitled to purchase personal travel for certain retirees. Eligible employees were required to retire from the Company on or before June 30, 2008 to receive this benefit, unless they met the requirements to dual retire from AAG and Sabre Holdings. These dual retirees will receive these benefits upon retiring. To pay for the provision of flight privileges for eligible retired employees, we make a lump sum payment to AAG in the year the employees retire.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and the funded status as of December 31, 2014 and December 31, 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$(396,461)	$(440,752)	$(814)	$(3,045)
Service cost	—	—	—	—
Interest cost	(19,582)	(17,930)	(2)	(42)
Actuarial gains (losses), net	(56,369)	37,416	(2)	607
Benefits paid	23,835	24,805	212	1,666
Benefit obligation at December 31	$(448,577)	$(396,461)	$(606)	$(814)
Change in plan assets:
Fair value of assets at January 1	$342,482	$334,701	$—	$—
Actual return on plan assets	36,252	30,007	—	—
Employer contributions	4,200	2,579	212	1,666
Benefits paid	(23,835)	(24,805)	(212)	(1,666)
Fair value of assets at December 31	$359,099	$342,482	$—	$—
Funded status at December 31	$(89,478)	$(53,979)	$(606)	$(814)

The cumulative amounts recognized in the consolidated balance sheets as of December 31, 2014 and December 31, 2013, consist of:

	Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013
Current liabilities	$—	$—	$—	$(743)	$—	$(743)
Noncurrent liabilities	(89,478)	(53,979)	(606)	(71)	(90,084)	(54,050)
Total	$(89,478)	$(53,979)	$(606)	$(814)	$(90,084)	$(54,793)

The current and noncurrent liabilities are presented in other accrued liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheets.

The amounts recognized in accumulated other comprehensive income (loss), net of deferred taxes, as of December 31, 2014 and December 31, 2013 consists of:

	Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013
Net actuarial gain (loss)	$(105,224)	$(79,959)	$(182)	$50	$(105,406)	$(79,909)
Prior service credit	15,178	16,092	56	55	15,234	16,147
Accumulated other comprehensive income (loss)	$(90,046)	$(63,867)	$(126)	$105	$(90,172)	$(63,762)

The discount rate used in the measurement of our benefit obligations as of December 31, 2014 and December 31, 2013 is as follows:

	Pension Benefits December 31,		Other Benefits December 31,
	2014	2013	2014	2013
Weighted-average discount rate	4.36%	5.10%	0.69%	0.55%

Due to the freeze of pension benefit accruals under the LPP as of December 31, 2005, no assumption for future rate of compensation increase is necessary.

The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Pension Benefits:
Interest cost	$19,582	$17,930	$19,744
Expected return on plan assets	(23,945)	(23,635)	(24,323)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	4,920	7,383	4,269
Net benefit	$(875)	$246	$(1,742)

	Year Ended December 31,
	2014	2013	2012
Other Benefits:
Interest cost	$2	$42	$91
Amortization of prior service credit	—	(12,348)	(11,397)
Amortization of actuarial gain	(132)	(3,932)	(1,929)
Net benefit	$(130)	$(16,238)	$(13,235)

	Pension Benefits		Other Benefits
Obligations Recognized in	Year Ended December 31,		Year Ended December 31,
Other Comprehensive Income	2014	2013	2014	2013
Net actuarial (gain) loss	$44,062	$(43,787)	$2	$(42)
Amortization of actuarial gain (loss)	(4,920)	(7,383)	132	3,932
Amortization of prior service credit	1,432	1,432	—	12,348
Total recognized in other comprehensive income	$40,574	$(49,738)	$134	$16,238
Total recognized in net periodic benefit cost and other comprehensive income	$39,699	$(49,492)	$4	$—

We estimate that $6 million of prior service credit and actuarial loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015.

Income related to pensions and other postretirement benefits totaled $1 million, $16 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.10%	4.19%	5.32%	0.55%	1.16%	2.32%
Expected return on plan assets	7.50%	7.75%	7.75%	0.00%	0.00%	0.00%

Due to a cap on our retiree medical plan cost, a one percentage point change in the assumed health care cost trend rates would not have a significant impact on service and interest cost or on our postretirement benefit obligation as of December 31, 2014 and 2013.

Our overall investment strategy for the LPP is to provide and maintain sufficient assets to meet pension obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances, and economic risk, while minimizing the earnings impact. Diversification is provided by using an asset allocation primarily between equity and debt securities in proportions expected to provide opportunities for reasonable long term returns with acceptable levels of investment risk. Fair values of the applicable assets are determined as follows:

Mutual Fund—The fair value of our mutual funds are estimated by using market quotes as of the last day of the period.

Common Collective Trusts—The fair value of our common collective trusts are estimated by using market quotes as of the last day of the period, quoted prices for similar securities and quoted prices in non-active markets.

Real Estate—The fair value of our real estate funds are derived from the fair value of the underlying real estate assets held by the funds. These assets are initially valued at cost and are reviewed periodically utilizing available market data to determine if the assets held should be adjusted.

The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 58% long duration fixed income, and 4% real estate. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. In 2014, all equity mutual funds were liquidated and reinvested in equity securities held in common collective trusts. As defined in Note 11, Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$199,683	$—	$199,683
Global equity securities	—	139,493	—	139,493
Money market mutual fund	4,709	—	—	4,709
Real estate	—	—	15,214	15,214
Total assets at fair value	$4,709	$339,176	$15,214	$359,099

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual funds:
Foreign large value	$42,635	$—	$—	$42,635
Large blend	43,222	—	—	43,222
Large growth	21,433	—	—	21,433
Money market	6,437	—	—	6,437
Common collective trusts:				—
Fixed income securities	—	142,289	—	142,289
Foreign equity securities	—	43,107	—	43,107
U.S. equity securities	—	21,645	—	21,645
Real estate	—	—	21,714	21,714
Total assets at fair value	$113,727	$207,041	$21,714	$342,482

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2012	$19,488
Contributions	282
Net distributions	(282)
Advisory fee	(220)
Net investment income	1,045
Unrealized gain	1,382
Net realized gain	19
Ending balance at December 31, 2013	21,714
Contributions	300
Net distributions	(8,712)
Advisory fee	(245)
Net investment income	989
Unrealized gain	1,159
Net realized gain	9
Ending balance at December 31, 2014	$15,214

We contributed $4 million, $3 million and $20 million to fund the LPP during the years ended December 31, 2014, 2013 and 2012, respectively. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Our funding practice with respect to the LPP is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we do not expect to make any contributions to our defined benefit pension plans in 2015.

The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2015.

We expect to make the following estimated future benefit payments under the plans as follows (in thousands):

	Pension	Other Benefits
2015	$25,000	$1,000
2016	28,000	—
2017	28,000	—
2018	27,000	—
2019	29,000	—
2020-2024	148,000	—

16. Related Party Transactions

On March 30, 2007, we entered into a Management Services Agreement (the “MSA”) with affiliates of TPG and Silver Lake to provide us with management services. The MSA was terminated in conjunction with our initial public offering completed in April 2014. Pursuant to the MSA, we were required to pay monitoring fees of between $5 million and $7 million each year which were dependent on our consolidated earnings before interest, taxes, depreciation and amortization for these services. In conjunction with our initial public offering, we paid TPG and Silver Lake, in the aggregate, a $21 million fee pursuant to the MSA. We recognized expenses of $2 million, $7 million and $7 million related to the annual monitoring fee for each of the years ended December 31, 2014, 2013 and 2012, respectively. We also reimburse TPG and Silver Lake for out of pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the MSA.  For the year ended December 31, 2014, these expenses were not material for the years ended December 31, 2014, 2013 and 2012.

For related party transactions with Abacus, an equity method investment, refer to Note 5, Equity Method Investments.

17. Commitments and Contingencies

Lease Commitments

We lease certain facilities under long term, non-cancelable operating leases. Certain of our lease agreements contain renewal options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense on a straight-line basis over the term of the lease. We lease approximately two million square feet of office space in 79 locations in 45 countries. For the years ended December 31, 2014, 2013, and 2012, we recognized rent expense of $31 million, $33 million and $28 million, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amount
Years Ending December 31,
2015	$27,304
2016	24,547
2017	17,037
2018	9,420
2019	5,930
Thereafter	18,273
Total	$102,511

Value Added Tax Receivable Contingencies

We generate Value Added Tax (“VAT”) refund claims, recorded as receivables, in multiple jurisdictions through the normal course of our business. Audits related to these claims are in various stages of investigation. If the results of the audit or litigation were to become unfavorable, the uncollectible amounts could be material to our results of operations. In previous years, the right to recover certain VAT receivables associated with European businesses has been questioned by tax authorities. We believe that our claims are valid under applicable law and as such we will continue to pursue collection, possibly through litigation. We assess VAT receivables for collectability and may be required to record reserves in the future. Our VAT receivables totaled $25 million and $29 million as of December 31, 2014 and 2013, respectively, and are included in other receivables in our consolidated balance sheets.

Litigation and Risks Relating to Value Added Taxes

Holiday Autos, a discontinued operation (see Note 3, Discontinued Operations and Dispositions), conducted a cross border car rental brokering business that involved substantial sums of VAT receivables and payable from the period 2007 to 2009. Certain of the VAT receivables were challenged by tax authorities and successfully defended. In France, however, the Court of Appeal ruled against us on June 18, 2013 in respect of outstanding VAT refund claims of $3 million made for the periods 2007 through 2009. We believe our claims are valid and have appealed the decision to the Supreme Court in France. Due to litigation, significant delays and other factors impacting our settlement of these claims, we have recorded an allowance for losses relating to such events in assets of discontinued operations in our consolidated balance sheets. The allowances recorded as of December 31, 2014 in respect of the French claims subject to litigation, were $3 million. Our VAT receivables, net of reserves, associated with Holiday Autos totaled $1 million and $6 million as of December 31, 2014 and 2013, respectively, and are included in other receivables, net in our consolidated balance sheets.

As we dissolve subsidiaries associated with discontinued operations, tax authorities may or have initiated audits that could result in challenges to our refund claims and assessments of additional taxes. We believe the merits of our claims are valid and will aggressively defend any denial of our claims.

In the United Kingdom, the Commissioners for Her Majesty’s Revenue & Customs (“HMRC”) had asserted that our subsidiary, Secret Hotels2 Limited (formerly Med Hotels Limited), failed to account for United Kingdom VAT on margins relating to hotels located within the European Union (“EU”). This business was sold in February 2009 to a third-party and we account for it as a discontinued operation. Because the sale was structured as an asset sale, we retained the potential tax liabilities of Secret Hotels2 Limited. HMRC issued assessments of tax totaling approximately $11 million. We appealed the assessments and as a result of an unfavorable ruling against us in the penultimate appeal court, we accrued $17 million of expense included in discontinued operations in the fourth quarter of 2012. On March 5, 2014 judgment was given in favor of Secret Hotels2 Limited. This judgment cannot be further appealed. We therefore reversed our reserve in 2013 in net (loss) income from discontinued operations.

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

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

On January 23, 2015, we announced the sale of Travelocity.com to Expedia. Pursuant to the Travelocity Purchase Agreement entered into with Expedia, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to the Expedia SMA. Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com to Expedia will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect and retain, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for nuisance value, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in North Carolina, California, Montana, Arizona and Colorado. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court.  On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has appealed the decision. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has petitioned the Supreme Court of Colorado to review the decision. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. The Supreme Court of Florida has granted review of the Leon County decision and heard oral arguments on April 30, 2014. A decision is expected in 2015.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, our reserve for these cases totaled $6 million and is included in other accrued liabilities in our consolidated balance sheets.

On November 21, 2013, the New York State Court of Appeals ruled against Travelocity and other OTAs, holding that New York City’s hotel occupancy tax, which was amended in 2009 to capture revenue from fees charged to customers by third-party travel companies, is constitutional because such fees constitute rent as they are a condition of occupancy. Travelocity had been collecting and remitting taxes under the amended statute, so the ruling did not impact its financial results in that regard.

On June 21, 2013, a state trial court in Cook County, Illinois granted summary judgment in favor of the City of Chicago and against Travelocity and other OTAs, ruling that Chicago’s hotel tax applies to the fees retained by the OTAs because, according to the trial court, OTAs act as hotel “managers” when facilitating hotel reservations. Travelocity subsequently settled the lawsuit prior to the entry of final judgment or any ruling on damages, for an amount not material to our results of operations.

On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to hotel occupancy taxes and that the OTAs have a duty to collect and remit these taxes. We disagree with the jury’s finding and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit. The verdict against us, including penalties and interest, is $4 million which we do not believe we will ultimately pay and therefore have not accrued any loss related to this case.

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

In late 2012, the Tax Appeal Court of the State of Hawaii granted summary judgment in favor of Travelocity and other OTAs on the issue of whether Hawaii’s transient accommodation tax applies to the merchant revenue model. However, in January 2013, the same court granted summary judgment in favor of the State of Hawaii and against Travelocity and other OTAs on the issue of whether the state’s general excise tax, which is assessed on all business activity in the state, applies to merchant model hotel bookings for the period from 2002 to 2011.

We recorded charges of $2 million, $17 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively, which represents the amount we would owe to the State of Hawaii, prior to appealing the Tax Appeal Court’s ruling, in back excise taxes, penalties and interest based on the court’s interpretation of the statute. These charges are included in net (loss) income from discontinued operations. As of December 31, 2014, we maintained an accrued liability of $9 million included in other accrued liabilities for this case and have not made material payments in the year ended December 31, 2014. Payment of any such amount is not an admission that we are subject to the taxes in question.

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

On May 20, 2013, the State of Hawaii issued additional assessments of general excise tax and transient accommodation tax for merchant model hotel bookings in calendar year 2012. Travelocity appealed these assessments to the Tax Appeal Court, which has stayed the assessments pending a final appellate decision on the original assessments.

On December 9, 2013, the State of Hawaii also issued assessments of general excise tax for merchant model rental car bookings for the period 2001 to 2012 for which we recorded a $2 million reserve in the fourth quarter of 2013. Travelocity appealed the assessment to the Tax Appeal Court, which has stayed the assessment pending a final appellate decision on the original assessments.

On July 18, 2014, the State of Hawaii also issued additional assessments of general excise tax and transient accommodation tax for merchant model hotel and rental car bookings in calendar year 2013. Travelocity appealed those assessments to the Tax Appeal Court, which has stayed the assessments pending a final appellate decision on the original assessments.

As of December 31, 2014, we have a reserve of $18 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel sales, occupancy or excise taxes, which includes the $11 million liability for the remaining payments to the State of Hawaii. As of December 31, 2013, the reserve for litigation involving hotel sales, occupancy or excise taxes was $18 million. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

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

Airlines Antitrust Litigation, US Airways Antitrust Litigation and DOJ Investigation

American Airlines Litigation (state and federal court claims)—In October 2012 we settled two outstanding state and federal lawsuits with American Airlines (“American”) relating to American’s participation in the Sabre GDS. The litigation, primarily involving breach of contract and antitrust claims, arose in January 2011 after American undertook certain marketing activities relating to its “Direct Connect” program (a method of providing its information and booking services directly to travel agents without using a GDS), and we de-preferenced American’s flight information on the GDS and modified certain fees for booking American flights in a manner we believe was permitted under the terms of our distribution and services agreement with American.

American alleged that we had taken anticompetitive actions and claimed over $1 billion in actual damages and injunctive relief against us. We denied American’s allegations and aggressively defended against these claims and pursued our own legal rights as warranted.

On October 30, 2012, we agreed to settlement terms in the state and federal lawsuits with American and, as a result of the terms of the settlement, renewed our distribution agreement with American for several years. We also entered into renewal agreements with American for Travelocity. Terms of the settlement and distribution agreements were approved by the court presiding over the restructuring procedures for AMR, American’s parent company, pursuant to an order made final on December 20, 2012. The settlement agreement contains mutual releases of all claims by each party and neither party admits any wrong doing on their part. In January 2014, we reached a long-term agreement with American to be the provider of the reservation system for the post-merged American and US Airways.

We determined that the settlement agreement constitutes a multiple-element arrangement and recognized a settlement charge of $222 million, net of tax, into our results of operations, representing the estimate of the fair value of the settlement components. This included $64 million on an after tax basis for a $100 million payment made to AMR on December 21, 2012, and a $60 million on an after tax basis that represented the fair value of a second $100 million payment made to AMR in December 2013. The current portion of the settlement liability is reflected in litigation settlement payable and the non‑current portion is included in other noncurrent liabilities in the consolidated balance sheets. Fair value of these fixed payment settlement components were estimated using our best estimates of the timing with the resulting values discounted using a discount rate ranging from 6% to 11.5%, depending on the timing of the payment and considering an adjustment for nonperformance risk that represents our own credit risk. The fair value of the settlement amounts associated with the new commercial agreements entered into with American was estimated using the differential cash flow method, by comparing the pricing under the new contracts with American to similar contracts with other customers to determine a differential. This pricing differential was applied to future estimated volumes and discounted using a discount rate of 11.5%. We believe that the timing, discount rates and probabilities used in these estimates reflect appropriate market participant assumptions.

Because the settlement liability is considered a multiple-element arrangement and recorded at fair value, the net charge recorded in 2012 consisted of several elements, including cash and future cash to be paid directly to American, payment credits to pay for future technology services that we provided as defined in the agreements and an estimate of the fair value of other agreements entered into concurrently with the settlement agreement.

Amounts shown are net of tax utilizing our combined federal and state marginal tax rate of approximately 36%. The associated tax benefits are expected to be realized over the next one to four years and payment credits are expected to be used by American from 2014 through 2017, depending on the level of services we provide.

US Airways Antitrust Litigation

In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with airlines, especially US Airways itself, which US Airways says contain anticompetitive content-related provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to implement US Airways’ preferred system of distributing its Choice Seats product. We strongly deny all of the allegations made by US Airways. US Airways initially quantified its damages at either $317 million or $482 million (before trebling), depending on certain assumptions. We believe both estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts.

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a summary judgment opinion, which has not yet been published in full in order to preserve some of the confidential information of the parties and other parties. Based on the ruling, the judge eliminated the claims related to a majority of the alleged damages as well as rejected a request that would require us to modify language in our customer contracts. Based on the ruling, the potential remaining range of single damages has been significantly reduced. In respect of all of the remaining claims, US Airways claims damages (before trebling) of either $45 million or $73 million. US Airways has filed a motion for reconsideration on two issues decided in our favor. If the motion for reconsideration is granted in full, US Airways’ damages claim would, per US Airways’ calculations, be either $184 million or $274 million. With respect to all of the remaining claims in this case, we believe that our business practices and contract terms are lawful and fair, and we will continue to vigorously defend against the remaining claims. The claims that have been dismissed to date are subject to appeal.

We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing through the issuance of additional equity or from private or public financing. As noted, US Airways had sought injunctive relief which the Court in its recent summary judgment ruling dismissed. US Airways has not sought reconsideration of this aspect of the Court’s ruling. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Department of Justice Investigation

On May 19, 2011, we received a civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs, and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter in over two years; however, we have not been notified that this matter is closed.

Insurance Carriers

We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts. To date, settlement discussions have been unsuccessful. We are currently in the discovery process. The court has not yet scheduled a trial date though we anticipate trial to begin in the second half of 2015.

Hotel Related Antitrust Proceedings

On August 20, 2012, two individuals alleging to represent a putative class of bookers of online hotel reservations filed a complaint against Sabre Holdings, Travelocity.com LP, and several other online travel companies and hotel chains in the U.S. District Court for the Northern District of California, alleging federal and state antitrust and related claims. The complaint alleged generally that the defendants conspired to enter into illegal agreements relating to the price of hotel rooms. Over 30 copycat suits were filed in various courts in the United States. In December 2012, the Judicial Panel on Multi-District Litigation centralized these cases in the U.S. District Court in the Northern District of Texas, which subsequently consolidated them. The proposed class period was January 1, 2003 through May 1, 2013. Together with the other defendants, Travelocity and Sabre filed a motion to dismiss. On February 18, 2014, the court granted the motion and dismissed the plaintiff’s claims without prejudice. The plaintiffs had moved for leave to file an amended complaint but the judge denied the motion on October 27, 2014 and dismissed the claims with prejudice. The plaintiffs did not appeal and their opportunity to appeal has expired. The Court closed the case on January 17, 2015 and we regard this matter as fully and finally resolved.

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period which totaled $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the CEATS’ patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS appealed that decision and the Federal Circuit heard the appeal on May 5, 2014, and subsequently denied the appeal. On July 22, 2014, CEATs filed a motion for rehearing en banc before the Federal Circuit which was denied on September 5, 2014. On December 4, 2014, CEATS filed a petition seeking review with the Supreme Court. Defendants filed their response to the opposing review on February 5, 2015.

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

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $26 million as of December 31, 2014, which could have a material adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

18. Segment Information

In the fourth quarter of 2014, we committed to a plan to divest in Travelocity; therefore, the financial results of Travelocity are excluded from the segment information presented below and are included in net (loss) income from discontinued operations in our consolidated financial statements.

Our reportable segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business has two reportable segments: (i) Travel Network and (ii) Airline and Hospitality Solutions, which aggregates the Airline Solutions and Hospitality Solutions operating segments as these operating segments have similar economic characteristics, generate revenues on transaction-based fees, incur the same types of expenses and use our SaaS based and hosted applications and platforms to market to the travel industry.

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

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Network to Airline and Hospitality Solutions for airline trips booked through our GDS.

Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment. Our CODM uses Adjusted Capital Expenditures in making product investment decisions and determining development resource requirements.

The performance of our segments is evaluated primarily on Adjusted Gross Margin and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairments, depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs, litigation and taxes, including penalties, and stock-based compensation. In 2014, we revised the definition of Adjusted Gross Margin to adjust for restructuring and other costs, litigation and taxes, including penalties and stock-based compensation included in cost of revenue which differs from Adjusted Gross Margin as previously defined and presented in our consolidated financial statements included in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 17, 2014. Adjusted Gross Margin for the prior periods presented has been recast to the revised definition.

We define Adjusted EBITDA as income (loss) from continuing operations adjusted for impairment, depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, litigation and taxes including penalties, stock-based compensation, management fees and income taxes. We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
Travel Network	$1,854,785	$1,821,498	$1,795,127
Airline and Hospitality Solutions	786,478	711,745	597,649
Eliminations	(9,846)	(9,697)	(10,628)
Total revenue	$2,631,417	$2,523,546	$2,382,148

Adjusted Gross Margin (a)
Travel Network	$863,276	$860,793	$843,863
Airline and Hospitality Solutions	337,851	262,386	218,421
Eliminations	(17)	(140)	(411)
Corporate	(54,318)	(62,737)	(63,266)
Total	$1,146,792	$1,060,302	$998,607

Adjusted EBITDA (b)
Travel Network	$778,677	$772,208	$768,452
Airline and Hospitality Solutions	282,648	213,075	166,282
Total segments	1,061,325	985,283	934,734
Corporate	(221,297)	(206,529)	(203,322)
Total	$840,028	$778,754	$731,412

Depreciation and amortization
Travel Network	$60,706	$52,524	$36,853
Airline and Hospitality Solutions	106,415	77,351	52,091
Total segments	167,121	129,875	88,944
Corporate	122,509	157,163	153,832
Total	$289,630	$287,038	$242,776

Adjusted Capital Expenditures (c)
Travel Network	$56,091	$69,357	$44,876
Airline and Hospitality Solutions	161,425	171,270	163,621
Total segments	217,516	240,627	208,497
Corporate	47,522	27,710	37,089
Total	$265,038	$268,337	$245,586

(a)	The following table sets forth the reconciliation of Adjusted Gross Margin to operating income (loss) in our statement of operations:

	Year Ended December 31,
	2014	2013	2012
Adjusted Gross Margin	$1,146,792	$1,060,302	$998,607
Less adjustments:
Selling, general and administrative	468,152	429,290	793,294
Impairment(3)	—	—	20,254
Restructuring charges	(558)	8,163	—
Cost of revenue adjustments:
Depreciation and amortization(1)	198,409	192,423	149,475
Amortization of upfront incentive consideration(2)	45,358	36,649	36,527
Restructuring and other costs (5)	6,042	11,491	4,283
Litigation and taxes, including penalties(6)	—	—	(23)
Stock-based compensation	8,044	1,356	1,383
Operating income	$421,345	$380,930	$(6,586)
(b)	The following tables set forth the reconciliation of Adjusted EBITDA to loss from continuing operations in our statement of operations:

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$840,028	$778,754	$731,412
Less adjustments:
Impairment(3)	—	—	44,054
Depreciation and amortization of property and equipment(1a)	157,592	123,414	96,668
Amortization of capitalized implementation costs(1b)	35,859	34,143	19,439
Acquisition related amortization(1c)	99,383	132,685	129,869
Gain on sale of business	—	—	(25,850)
Amortization of upfront incentive consideration(2)	45,358	36,649	36,527
Interest expense, net	218,877	274,689	232,450
Loss on extinguishment of debt	33,538	12,181	—
Other, net (4)	63,860	305	6,635
Restructuring and other costs (5)	10,470	27,921	5,408
Litigation and taxes, including penalties(6)	14,144	18,514	396,412
Stock-based compensation	20,094	3,387	4,365
Management fees(7)	23,701	8,761	7,769
Provision (benefit) for income taxes	6,279	54,039	(6,907)
Income (loss) from continuing operations	$110,873	$52,066	$(215,427)
(1)	Depreciation and amortization expenses (see Note 1, Summary of Business and Significant Accounting Policies for associated asset lives):
a.	Depreciation and amortization of property and equipment includes software developed for internal use.
b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
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

(3)

Represents impairment charges to assets (see Note 6, Goodwill and Intangible Assets) as well as $24 million in 2012, representing our share of impairment charges recorded by one of our equity method investments, Abacus.

(4)

In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In 2013 and 2012, other, net primarily represents foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)

Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)

Litigation and taxes, including penalties represents charges or settlements associated with airline antitrust litigation as well as payments or reserves taken in relation to certain retroactive hotel occupancy and excise tax disputes (see Note 17, Commitments and Contingencies).

(7)

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

(c)	Includes capital expenditures and capitalized implementation costs as summarized below:

	Year Ended December 31,
	2014	2013	2012
Additions to property and equipment	$227,227	$209,523	$167,043
Capitalized implementation costs	37,811	58,814	78,543
Adjusted Capital Expenditures	$265,038	$268,337	$245,586

Transaction based revenue accounted for approximately 90%, 89% and 90% of our Travel Network revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Transaction based revenue accounted for approximately 70%, 70% and 67% of our Airline and Hospitality Solutions revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

All joint venture equity income and expenses relate to Travel Network.

Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. For all periods presented, revenues of our Travel Network business are attributed to countries based on the location of the travel supplier, which differs from the presentation in our prior year consolidated financial statements in which we attributed revenues of Travel Network to countries based on the location of the travel agencies. For Airlines and Hospitality Solutions, revenues are attributed to countries based on the location of the customer.

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$1,146,800	$1,041,934	$1,058,021
Europe	525,694	483,504	446,695
All other	958,923	998,108	877,432
Total	$2,631,417	$2,523,546	$2,382,148

	As of December 31,
	2014	2013
Long-lived assets
United States	$519,762	$471,194
Europe	23,480	15,144
All other	8,034	9,862
Total	$551,276	$496,200

19. Subsequent Events

Divestiture of Travelocity Segment

On January 23, 2015, we sold Travelocity.com, and on March 1, 2015, we sold lastminute.com. Our Travelocity segment has no remaining operations subsequent to these dispositions. See Note 3, Discontinued Operations and Dispositions, for additional information.

20. Quarterly Financial Information (Unaudited)

A summary of our quarterly financial results for the years ended December 31, 2014 and 2013 is presented below (in thousands). Revenue, operating income, income from continuing operations, and (loss) income from discontinued operations, net of tax differ from amounts reported in our Quarterly Reports on Form 10-Q as filed with the SEC as a result of the reclassification of our Travelocity segment to discontinued operations.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$666,415	$646,380	$672,480	$646,142
Operating income	103,707	96,082	117,847	103,709
Income from continuing operations	21,959	6,455	41,229	41,230
(Loss) income from discontinued operations, net of tax	(24,056)	(16,650)	(3,946)	5,734
Net (loss) income	(2,097)	(10,195)	37,283	46,964
Net (loss) income attributable to Sabre Corporation	(2,843)	(10,897)	36,563	46,400
Net (loss) income attributable to common shareholders	(11,989)	(13,132)	36,563	46,400
Net (loss) income per share attributable to common shareholders:
Basic	$(0.07)	$(0.05)	$0.14	$0.17
Diluted	$(0.07)	$(0.05)	$0.13	$0.17

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$635,302	$631,339	$629,984	$626,921
Operating income	112,176	91,026	100,315	77,413
Income from continuing operations	20,467	22,047	18,102	(8,550)
(Loss) income from discontinued operations, net of tax	(35,647)	(138,072)	(12,016)	36,038
Net (loss) income	(15,180)	(116,025)	6,086	27,488
Net (loss) income attributable to Sabre Corporation	(15,764)	(116,862)	5,372	26,760
Net (loss) income attributable to common shareholders	(24,736)	(125,867)	(3,870)	17,275
Net (loss) income per share attributable to common shareholders:
Basic	$(0.14)	$(0.71)	$(0.02)	$0.10
Diluted	$(0.14)	$(0.71)	$(0.02)	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the following headings of our definitive Proxy Statement for our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) is incorporated herein by reference:

•

“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors, and “Stockholders’ Agreement” under “Corporate Governance.”

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”
•	“Corporate Governance—Other Corporate Governance Matters—Business Ethics Policy and Code of Conduct,” which describes our Code of Conduct.
•	“Corporate Governance—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.
•	“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.

Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” of the 2015 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	22,334,243	$7.53	11,873,890

(a)

Includes shares of common stock to be issued upon the exercise of outstanding options under our 2014 Omnibus Plan, the Sovereign 2012 MEIP and the Sovereign MEIP. Also includes 3,427,769 restricted share units under our 2014 Omnibus Plan and Sovereign 2012 MEIP (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).

(b)	Excludes restricted share units which do not have an exercise price.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Financial statements. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
2.

Financial statement schedules. Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8.

All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.

3.	Exhibits.

Exhibit Number	Description of Exhibits
2.1†

Put‑Call Acquisition Agreement, dated as of March 6, 2014 by and among Expedia, Inc., and Travelocity.com LP and Sabre GLBL Inc. (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

2.2

Asset Purchase Agreement, dated as of January 23, 2015 by and among Expedia Inc., Sabre GLBL Inc., Travelocity.com LP and certain affiliates of Sabre GLBL Inc. and Travelocity.com LP (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2015).

3.1

Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014).

3.2

Second Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2014).

4.1

Amended and Restated Registration Rights Agreement, dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 4.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

4.2

Indenture, dated as of August 7, 2001, between Sabre Holdings Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

4.3

Second Supplemental Indenture, dated as of March 13, 2006, between Sabre Holdings Corporation and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

4.4	Form of Senior Note due 2016 of Sabre Holdings Corporation (included in Exhibit 4.3).
4.5

Indenture, dated as of May 9, 2012, among Sabre Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent with respect to the 8.500% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.5 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

4.6	Form of 8.500% Senior Secured Note due 2019 of Sabre Inc. (included in Exhibit 4.5).
4.7

First Supplemental Indenture, dated as of December 31, 2012, among Sabre Inc., TVL Common, Inc., as subsidiary guarantor, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

Exhibit Number	Description of Exhibits
10.1

Loan Agreement, dated March 29, 2007, between Sabre Headquarters, LLC, as borrower, and JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.2

Amendment and Restatement Agreement, dated as of February 19, 2013, among Sabre Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and Bank of America, N.A. as successor administrative agent (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.3

Amended and Restated Guaranty, dated as of February 19, 2013, among Sabre Holdings Corporation, certain subsidiaries of Sabre Inc. from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.4

Amended and Restated Pledge and Security Agreement, dated as of February 19, 2013, among Sabre Holdings Corporation, Sabre Inc., certain subsidiaries of Sabre Inc. from time to time party thereto and Bank of America, N.A., as administrative agent for the secured parties (incorporated by reference to Exhibit 10.4 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.5

First‑Lien Intercreditor Agreement, dated as of May 9, 2012, among Sabre Inc., Sabre Holdings Corporation, the other grantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and authorized representative for the Credit Agreement secured parties, Wells Fargo Bank, National Association, as the Initial First‑Lien Collateral Agent and initial additional authorized representative, each Additional First‑Lien Collateral Agent and each additional Authorized Representative (incorporated by reference to Exhibit 10.5 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.6

Pledge and Security Agreement, dated as of May 9, 2012, among Sabre Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.6 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.7

First Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2013, among Sabre Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as incremental term lender and administrative agent (incorporated by reference to Exhibit 10.7 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.8+

Sovereign Holdings, Inc. Management Equity Incentive Plan adopted June 11, 2007, as amended April 22, 2010 (incorporated by reference to Exhibit 10.8 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.9+

Form of Non‑Qualified Stock Option Grant Agreement under Sovereign Holdings, Inc. Management Equity Incentive Plan adopted June 11, 2007, as amended April 22, 2010 (incorporated by reference to Exhibit 10.9 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.10+

Form of Travelocity.com LLC Stock Option Grant Agreement (incorporated by reference to Exhibit 10.10 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.11+

Restricted Stock Grant Agreement, dated April 25, 2011, between Sovereign Holdings, Inc. and Carl Sparks (incorporated by reference to Exhibit 10.11 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

Exhibit Number	Description of Exhibits
10.12+

Sovereign Holdings, Inc. Stock Incentive Plan Stock‑Settled SARs with Respect to Travelocity Equity, adopted April 5, 2012 (incorporated by reference to Exhibit 10.12 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.13+

Form of Stock Appreciation Rights Grant Agreement under the Sovereign Holdings, Inc. Stock Incentive Plan Stock‑Settled SARs with Respect to Travelocity Equity (incorporated by reference to Exhibit 10.13 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.14+

Amended and Restated Sovereign Holdings, Inc. Stock Incentive Plan for Travelocity’s CEO Stock‑Settled SARs with Respect to Travelocity Equity, adopted March 15, 2011, as amended and restated May 3, 2012 (incorporated by reference to Exhibit 10.14 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.15+

Amended and Restated Stock Appreciation Rights Grant Agreement, dated May 15, 2012 between Sovereign Holdings, Inc. and Carl Sparks under the Amended and Restated Sovereign Holdings, Inc. Stock Incentive Plan for Travelocity’s CEO Stock‑Settled SARs with Respect to Travelocity Equity (incorporated by reference to Exhibit 10.15 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.16+

Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan adopted September 14, 2012 (incorporated by reference to Exhibit 10.16 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.17+

Form of Non‑Qualified Stock Option Grant Agreement under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.17 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.18+

Form of Restricted Stock Unit Grant Agreement under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.19+

Restricted Stock Unit Grant Agreement, dated November 1, 2012, between Sovereign Holdings, Inc. and Carl Sparks (incorporated by reference to Exhibit 10.19 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.20+

Form of Restricted Stock Unit Grant Agreement for Non‑Employee Directors under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.20 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.21+

Form of Non‑Qualified Stock Option Grant Agreement for Non‑Employee Directors under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.22+

Employment Agreement by and among Sabre Holdings Corporation, Sabre Inc., Sovereign Holdings, Inc. and Thomas Klein, dated August 14, 2013(incorporated by reference to Exhibit 10.22 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.23+

Employment Agreement by and among Sovereign Holdings, Inc., Travelocity.com, L.P. and Carl Sparks, dated March 22, 2011 (incorporated by reference to Exhibit 10.23 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.24+

Employment Agreement by and between Sovereign Holdings, Inc. and William Robinson, dated December 5, 2013 (incorporated by reference to Exhibit 10.24 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

Exhibit Number	Description of Exhibits
10.25+

Employment Agreement by and between Sovereign Holdings, Inc. and Michael S. Gilliland, dated June 11, 2007 (incorporated by reference to Exhibit 10.24 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.26+

Amendment No. 1 to Employment Agreement by and between Sovereign Holdings, Inc. and Michael S. Gilliland, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.27+

Amendment No. 2 to Employment Agreement by and between Sovereign Holdings, Inc. and Michael S. Gilliland, dated June 26, 2009 (incorporated by reference to Exhibit 10.27 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.28+

Amendment No. 3 to Employment Agreement by and between Sovereign Holdings, Inc. and Michael S. Gilliland, dated June 30, 2012 (incorporated by reference to Exhibit 10.28 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.29+

Revision to Amendment No. 3 to Employment Agreement by and between Sovereign Holdings, Inc. and Michael S. Gilliland, dated January 9, 2013 (incorporated by reference to Exhibit 10.29 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.30+

Employment Agreement by and between Sovereign Holdings, Inc. and Mark Miller, dated July 31, 2009 (incorporated by reference to Exhibit 10.30 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.31+

Letter Agreement by and among Sovereign Holdings, Inc., TVL Common, Inc. and Mark Miller, dated April 12, 2013 (incorporated by reference to Exhibit 10.31 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.32+

Employment Agreement by and between Sovereign Holdings, Inc. and Deborah Kerr, dated March 7, 2013 (incorporated by reference to Exhibit 10.32 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.33+

Employment Agreement by and between Sovereign Holdings, Inc. and Rick Simonson, dated March 5, 2013 (incorporated by reference to Exhibit 10.33 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.34+

Letter Agreement by and between Sovereign Holdings, Inc., and Michael Gilliland, dated September 18, 2013 (incorporated by reference to Exhibit 10.34 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.35+

Employment Agreement by and between Sovereign Holdings, Inc. and Sterling Miller, dated July 31, 2009 (incorporated by reference to Exhibit 10.35 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.36+

Employment Agreement by and between Sovereign Holdings, Inc. and Hugh Jones, dated July 29, 2009 (incorporated by reference to Exhibit 10.36 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.37+

Employment Agreement by and between Sovereign Holdings, Inc. and Greg Webb, dated February 2, 2011 (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.38

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Lenders thereto (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

Exhibit Number	Description of Exhibits
10.39

First Revolver Extension Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Revolving Credit Lenders thereto (incorporated by reference to Exhibit 10.39 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.40

First Incremental Revolving Credit Facility Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2014, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties, Bank of America, N.A., as administrative agent and the Revolving Credit Lenders thereto (incorporated by reference to Exhibit 10.40 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.41†

Second Amended and Restated Information Technology Services Agreement, dated as of January 31, 2012, between HP Enterprise Services, LLC, as provider, and Sabre Inc. (incorporated by reference to Exhibit 10.41 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.42†

Amendment Number One to Second Amended and Restated Information Technology Services Agreement, dated as of September 14, 2012, between HP Enterprise Services, LLC, as provider, and Sabre Inc. (incorporated by reference to Exhibit 10.42 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.43†

Amendment Number Two to Second Amended and Restated Information Technology Services Agreement, dated as of July 15, 2013, between HP Enterprise Services, LLC, as provider, and Sabre Inc. (incorporated by reference to Exhibit 10.43 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

10.44

Income Tax Receivable Agreement dated as of April 23, 2014  between  Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.45

Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.46+

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.46 of Sabre Corporation’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2014).

10.47+

Letter by and between Sovereign Holdings, Inc., Sabre Holdings Corporation and Sabre Inc. and Lawrence W. Kellner, dated August 30, 2013 (incorporated by reference to Exhibit 10.47 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.48+

Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.49+

Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.50+

Form of Non‑Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

Exhibit Number	Description of Exhibits
10.51+

Form of Restricted Stock Unit Annual Grant Agreement for Non‑Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.52+

Form of Restricted Stock Unit Initial Grant Agreement for Non‑Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.53

Supplement No. 1, dated as of December 31, 2012, to the Pledge and Security Agreement dated as of May 9, 2012, among Sabre Holdings Corporation, Sabre Inc., the subsidiary guarantors and Wells Fargo Bank, National Association, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.53 of Sabre Corporation’s Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 31, 2014).

10.54+

Letter Agreement by and between Sabre and Carl Sparks dated April 21, 2014 (incorporated by reference to Exhibit 10.54+ of Sabre’s Corporation Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.55+

Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014 (incorporated by reference to Exhibit 10.55+ of Sabre’s Corporation Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.56+

Letter Agreement by and between Sabre Corporation and Sterling Miller dated October 20, 2014 (incorporated by reference to Exhibit 10.56+ of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.57+

Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57+ of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.58*	Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description of Exhibits
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

______________________________________

+Indicates management contract or compensatory plan or arrangement.

†Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date: March 2, 2015	By:	/s/ Richard A. Simonson
Richard A. Simonson
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Thomas Klein, Richard A. Simonson, Rachel A. Gonzalez and Chris Nester, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Klein	President and Chief Executive Officer and Director	March 2, 2015
Thomas Klein	(Principal Executive Officer)

/s/ Richard A. Simonson	Executive Vice President and Chief Financial Officer	March 2, 2015
Richard A. Simonson	(Principal Financial Officer)

/s/ Jami B. Kindle	Vice President of Global Accounting	March 2, 2015
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	March 2, 2015
George Bravante, Jr.

/s/ Lawrence W. Kellner	Director	March 2, 2015
Lawrence W. Kellner

/s/ Gary Kusin	Director	March 2, 2015
Gary Kusin

/s/ Greg Mondre	Director	March 2, 2015
Greg Mondre

/s/ Judy Odom	Director	March 2, 2015
Judy Odom

/s/ Joseph Osnoss	Director	March 2, 2015
Joseph Osnoss

/s/ Karl Peterson	Director	March 2, 2015
Karl Peterson

SABRE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2014	$25.9	$10.4	$(8.8)	$27.5
Year ended December 31, 2013	$31.4	$7.1	$(12.6)	$25.9
Year ended December 31, 2012	$36.5	$4.8	$(9.9)	$31.4

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2014	$253.1	$(79.3)	$(13.8)	$160.0
Year ended December 31, 2013	$282.1	$(32.6)	$3.6	$253.1
Year ended December 31, 2012	$227.4	$65.1	$(10.4)	$282.1

Reserve for Value-Added Tax Receivables
Year ended December 31, 2014	$3.9	$4.0	$(1.0)	$6.9
Year ended December 31, 2013	$36.7	$(32.6)	$(0.2)	$3.9
Year ended December 31, 2012	$40.4	$(3.3)	$(0.4)	$36.7