Form 10-Q
period 2015-03-31
Sabre Corp
filed 2015-05-05
CIK 1597033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36422

Sabre Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-8647322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 28, 2015, 271,563,817 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$710,348	$666,415
Cost of revenue (1) (2)	468,998	451,970
Selling, general and administrative (2)	122,358	110,738
Operating income	118,992	103,707
Other income (expense):
Interest expense, net	(46,453)	(63,944)
Loss on extinguishment of debt	—	(2,980)
Joint venture equity income	8,519	2,441
Other, net	(4,445)	(2,354)
Total other expense, net	(42,379)	(66,837)
Income from continuing operations before income taxes	76,613	36,870
Provision for income taxes	27,283	14,911
Income from continuing operations	49,330	21,959
Income (loss) from discontinued operations, net of tax	158,911	(24,056)
Net income (loss)	208,241	(2,097)
Net income attributable to noncontrolling interests	747	746
Net income (loss) attributable to Sabre Corporation	207,494	(2,843)
Preferred stock dividends	—	9,146
Net income (loss) attributable to common shareholders	$207,494	$(11,989)

Basic net income (loss) per share attributable to common shareholders:
Income from continuing operations	$0.18	$0.07
Income (loss) from discontinued operations	0.59	(0.13)
Net income (loss) per common share	$0.77	$(0.07)
Diluted net income (loss) per share attributable to common shareholders:
Income from continuing operations	$0.18	$0.06
Income (loss) from discontinued operations	0.57	(0.13)
Net income (loss) per common share	$0.75	$(0.06)
Weighted-average common shares outstanding:
Basic	269,184	178,702
Diluted	276,688	187,727

Dividends per common share	$0.09	$—

(1) Includes amortization of upfront incentive consideration	$11,172	$11,047

(2) Includes stock-based compensation as follows:
Cost of revenue	$3,533	$1,386
Selling, general and administrative	5,261	2,213

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$208,241	$(2,097)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	3,009	897
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129 and $130	(229)	(228)
Amortization of actuarial losses, net of taxes of $(623) and $(423)	1,102	744
Total retirement-related benefit plans	873	516
Derivatives:
Unrealized (losses) gains, net of taxes of $4,038 and $(167)	(8,676)	208
Reclassification adjustment for realized losses, net of taxes of $(1,024) and $(867)	3,470	646
Net change in unrealized (losses) gains on derivatives, net of tax	(5,206)	854
Share of other comprehensive income of joint venture	965	—
Other comprehensive (loss) income	(359)	2,267
Comprehensive income	207,882	170
Less: Comprehensive income attributable to noncontrolling interests	(747)	(746)
Comprehensive income (loss) attributable to Sabre Corporation	$207,135	$(576)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$458,557	$155,679
Restricted cash	496	720
Accounts receivable, net	422,490	362,911
Prepaid expenses and other current assets	35,455	34,121
Current deferred income taxes	184,295	182,277
Other receivables, net	35,332	29,893
Assets held for sale	—	112,558
Total current assets	1,136,625	878,159
Property and equipment, net of accumulated depreciation of $845,790 and $792,161	545,493	551,276
Investments in joint ventures	154,805	145,320
Goodwill	2,153,152	2,153,499
Trademarks and brandnames, net of accumulated amortization of $90,268 and $87,554	235,786	238,500
Other intangible assets, net of accumulated amortization of $993,861 and $975,701	223,326	241,486
Other assets, net	518,293	509,764
Total assets	$4,967,480	$4,718,004

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$142,542	$117,855
Accrued compensation and related benefits	54,889	83,828
Accrued subscriber incentives	170,841	145,581
Deferred revenues	184,886	167,827
Litigation settlement liability and related deferred revenue	69,194	73,252
Other accrued liabilities	191,978	189,612
Current portion of debt	417,232	22,435
Liabilities held for sale	—	96,544
Total current liabilities	1,231,562	896,934
Deferred income taxes	181,169	61,577
Other noncurrent liabilities	605,801	613,710
Long-term debt	2,662,166	3,061,400
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 271,994,071 and 268,237,547 shares issued, 271,280,037 and 267,800,161 outstanding at March 31, 2015 and December 31, 2014, respectively	2,720	2,682
Additional paid-in capital	1,956,593	1,931,796
Treasury Stock, at cost, 714,034 and 437,386 shares at March 31, 2015 and December 31, 2014, respectively	(11,425)	(5,297)
Retained deficit	(1,592,513)	(1,775,616)
Accumulated other comprehensive loss	(70,162)	(69,803)
Noncontrolling interest	1,569	621
Total stockholders’ equity	286,782	84,383
Total liabilities and stockholders’ equity	$4,967,480	$4,718,004

See Notes to Consolidated Financial Statements.

SABRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income (loss)	$208,241	$(2,097)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90,061	81,634
Amortization of upfront incentive consideration	11,172	11,047
Litigation-related credits	(16,786)	(5,156)
Stock-based compensation expense	8,794	3,599
Allowance for doubtful accounts	3,355	1,416
Deferred income taxes	27,388	6,967
Joint venture equity income	(8,519)	(2,441)
Amortization of debt issuance costs	1,536	1,682
Debt modification costs	—	3,290
Loss on extinguishment of debt	—	2,980
Other	4,952	8,133
(Income) loss from discontinued operations	(158,911)	24,056
Changes in operating assets and liabilities:
Accounts and other receivables	(70,827)	(41,012)
Prepaid expenses and other current assets	(3,388)	5,903
Capitalized implementation costs	(14,327)	(7,653)
Upfront incentive consideration	(6,523)	(17,250)
Other assets	(7,189)	(6,710)
Accrued compensation and related benefits	(27,317)	(30,528)
Accounts payable and other accrued liabilities	60,172	25,077
Deferred revenue including upfront solution fees	29,889	31,385
Cash provided by operating activities	131,773	94,322
Investing Activities
Additions to property and equipment	(61,912)	(49,658)
Other investing activities	148	—
Cash used in investing activities	(61,764)	(49,658)
Financing Activities
Proceeds of borrowings from lenders	—	148,307
Payments on borrowings from lenders	(5,614)	(169,847)
Debt modification and issuance costs	—	(3,290)
Net proceeds (payments) on the settlement of equity-based awards	9,781	(779)
Cash dividends paid to common shareholders	(24,391)	—
Other financing activities	(2,057)	(2,993)
Cash used in financing activities	(22,281)	(28,602)
Cash Flows from Discontinued Operations
Cash used in operating activities	(18,156)	(35,985)
Cash provided by (used in) investing activities	278,834	(2,177)
Cash provided by (used in) discontinued operations	260,678	(38,162)

Effect of exchange rate changes on cash and cash equivalents	(5,528)	220

Increase (decrease) in cash and cash equivalents	302,878	(21,880)
Cash and cash equivalents at beginning of period	155,679	308,236
Cash and cash equivalents at end of period	$458,557	$286,356

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

In the first quarter of 2015, we completed our exit of the online travel agency business through the sale of our Travelocity business in the United States and Canada (“Travelocity.com”) and Europe (“lastminute.com”). Our Travelocity segment has no remaining operations as a result of these dispositions. The financial results of our Travelocity segment are included in net income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com that were disposed of are classified as held for sale in our consolidated balance sheet as of December 31, 2014.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2015. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

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

Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our significant estimates and assumptions relate to, among other things, the collectability of accounts receivable, future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software arrangements, the fair value of assets and liabilities acquired in a business combination, the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, equity-based compensation, pension and other postretirement benefit liabilities, contingent liabilities and the uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

Stockholders’ Equity—During the three months ended March 31, 2015, we issued 3,756,524 shares of our common stock and received $16 million in proceeds as a result of the exercise and settlement of employee equity-based awards.

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

During the three months ended March 31, 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $24 million. No dividends were declared or paid in the three months ended March 31, 2014.

2. Discontinued Operations and Dispositions

Over the past several years, we have disposed of non-core operations of our Travelocity business and, in the first quarter of 2015, we completed the divestiture of our Travelocity business through the sale of Travelocity.com and lastminute.com. Our Travelocity segment has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com that were disposed of are classified as held for sale in our consolidated balance sheet as of December 31, 2014.

Travelocity.com—On January 23, 2015, we sold Travelocity.com to Expedia Inc. (“Expedia”), pursuant to the terms of an Asset Purchase Agreement (the “Travelocity Purchase Agreement”), dated January 23, 2015, by and among Sabre GLBL Inc. and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. The net assets of Travelocity.com disposed of primarily included a trade name with a carrying value of $55 million. We recognized a gain on sale of $143 million, net of tax, in the first quarter of 2015.

lastminute.com—On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $71 million, partially offset by assets sold including intangible assets of $26 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services being provided to the acquirer under a transition services agreement through the end of 2015. Additionally, at the time of sale, the acquirer entered into a long-term agreement with us to continue to utilize our GDS for bookings which generates incentive consideration paid by us to the acquirer. We recognized a gain on sale of $25 million, net of tax, in the first quarter of 2015.

Travel Partner Network—In February 2014, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in proceeds. Pursuant to the sale agreement, we were to receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeded certain revenue thresholds during the calendar years ending December 31, 2014 and 2015. The revenue threshold was not met for the year ended December 31, 2014 and we do not expect that the revenue threshold for the year ended December 31, 2015 will be met. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds were deferred, based on the fair value of the TSA services, and are being recognized as an offset to operating expense within discontinued operations as the services are provided. In the first quarter of 2014, we recognized a loss on the disposition of $3 million, prior to considering the potential earn-out payments. We also recognized a $3 million receivable for earn-out proceeds during the first quarter of 2014, which offset the loss from disposition and resulted in no net impact to operating income for the disposition. During the third quarter of 2014, we determined that receipt of the earn-out proceeds was no longer probable and therefore fully impaired the receivable.

The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$21,142	$94,325
Cost of revenue	12,288	42,999
Selling, general and administrative	19,241	89,622
Operating loss	(10,387)	(38,296)
Other income (expense):
Interest expense, net	—	(1,161)
Gain on sale of businesses, net	263,567	—
Other, net	(475)	2,523
Total other expense, net	263,092	1,362
Income (loss) from discontinuing operations before income taxes	252,705	(36,934)
Provision (benefit) for income taxes	93,794	(12,878)
Net income (loss) from discontinued operations	$158,911	$(24,056)

3. Income Taxes

Our effective tax rates for the three months ended March 31, 2015 and 2014 were 36% and 40%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $56 million and $59 million as of March 31, 2015 and December 31, 2014, respectively.

4. Debt

In April 2015, we refinanced our $480 million 2019 Notes (as defined below) through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375% (“2023 Notes”). The 2023 Notes were issued by Sabre GLBL Inc. and are guaranteed by Sabre Holdings and each of Sabre GLBL Inc.’s existing and subsequently acquired or organized subsidiaries that are borrowers under or guarantors of the Amended and Restated Credit Agreement (as defined below). The 2023 Notes are secured by a first priority security interest in substantially all present and after acquired property and assets of Sabre GLBL Inc. and the guarantors of the notes, which also constitutes collateral securing indebtedness under the Amended and Restated Credit Agreement on a first priority basis. We received proceeds of approximately $522 million, net of underwriting fees and commissions, from the 2023 Notes which were used to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.

As of March 31, 2015 and December 31, 2014, our outstanding debt included in our consolidated balance sheets totaled $3,079 million and $3,084 million, respectively, net of unamortized discounts of $11 million and $13 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2015 and December 31, 2014 (in thousands):

	Rate	Maturity	March 31, 2015	December 31, 2014
Senior secured credit facilities:
Term Loan B	L + 3.00%	February 2019	$1,735,063	$1,739,500
Incremental term loan facility	L + 3.50%	February 2019	344,750	345,625
Term Loan C	L + 3.00%	December 2017	49,313	49,313
Revolver, $370 million	L + 2.75%	February 2019	—	—
Revolver, $35 million	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	480,000	480,000
Mortgage facility	5.80%	March 2017	81,863	82,168
Face value of total debt outstanding			3,090,989	3,096,606
Less current portion of debt outstanding			(422,439)	(22,435)
Face value of long-term debt outstanding			$2,668,550	$3,074,171

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

On September 30, 2013, we entered into an agreement for an incremental term loan facility to Term Loan B (the “Incremental Term Loan Facility”), having a face value of $350 million and providing total net proceeds of $350 million. We have used the proceeds of the Incremental Term Loan Facility for working capital, general corporate purposes and strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and initially bore interest at a rate equal to the LIBOR rate, subject to a 1.00% floor, plus 3.50% per annum. It includes a provision for increases in interest rates to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancing of amounts under the Amended and Restated Credit Agreement.

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

Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.0 to 1.0 for 2014 and is 4.5 to 1.0 for 2015. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of March 31, 2015, we are in compliance with all covenants under the Amended and Restated Credit Agreement.

As of March 31, 2015 and December 31, 2014, we had no outstanding balance under the Extended and Unextended Revolver and had outstanding letters of credit totaling $41 million and $47 million, respectively, which reduce our overall credit capacity under the Revolver.

Principal Payments

Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. The Extended Revolver matures on February 19, 2019 and the Unextended Revolver matures on February 19, 2018. For the three months ended March 31, 2015, we made $5 million of principal payments on Term Loan B and the Incremental Term Loan Facility. We are scheduled to make $22 million in principal payments over the next twelve months.

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

We have elected the three-month LIBOR as the floating interest rate on all $2,129 million of our outstanding term loans. As of March 31, 2015, the interest rate, including applicable margin, is 4.0% for the Term Loan B of $1,735 million; 4.5% for the Incremental Term Loan Facility of $345 million; and 4.0% for the Term Loan C of $49 million. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 5, Derivatives).

As a result of the Repricing Amendments, we incurred costs totaling $3 million which were recorded to interest expense and, in addition, recognized a loss on extinguishment of debt of $3 million for the three months ended March 31, 2014. As of March 31, 2015, we had $23 million of unamortized debt issuance costs included in other assets in our consolidated balance sheets associated with all debt transactions under the Amended and Restated Credit Agreement and the previous senior secured credit agreement. These costs are being amortized to interest expense over the maturity period of the Amended and Restated Credit Agreement. Our effective interest rates for the three months ended March 31, 2015 and 2014, inclusive of amounts charged to interest expense as described above, are as follows:

	Three Months Ended March 31,
	2015	2014
Including the impact of interest rate swaps	4.45%	6.14%
Excluding the impact of interest rate swaps	4.45%	5.50%

Senior Unsecured Notes

As of March 31, 2015, we have, at face value, $400 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions.  We issued the 2016 Notes in March 2006 and used all of the net proceeds plus available cash and cash equivalents and marketable securities to prepay $400 million of a bridge facility used to finance the acquisition of lastminute.com. As of March 31, 2015, we are in compliance with all covenants under the indenture for the 2016 Notes.

Senior Secured Notes

As of March 31, 2015, we had, at face value, $480 million in senior secured notes bearing interest at a rate of 8.50% and maturing on May 15, 2019 (“2019 Notes”). In April 2015, we redeemed all of the 2019 Notes through the issuance of the 2023 Notes at the redemption price of 106.375%. We will recognize a loss on extinguishment in the second quarter of 2015 of approximately $32 million, which includes the $31 million redemption premium.

Mortgage Facility

We have $82 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of March 31, 2015, we are in compliance with all covenants under the mortgage facility.

5. Derivatives

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

Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows, we hedge portions of our expenses denominated in foreign currencies with forward contracts. For example, when the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency expense is offset by losses in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expense is offset by gains in the fair value of the forward contracts.

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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 2016. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2015 and 2014. As of March 31, 2015, we estimate that $10 million in losses will be reclassified from other comprehensive income (loss) to earnings as the outstanding contracts settle.

As of March 31, 2015 and December 31, 2014, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amount as of March 31, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,575	$5,424	0.8249
Euro	US Dollar	22,700	28,676	1.2633
British Pound Sterling	US Dollar	19,950	31,636	1.5858
Indian Rupee	US Dollar	1,138,000	17,512	0.0154
Polish Zloty	US Dollar	157,000	45,916	0.2925

Outstanding Notional Amount as of December 31, 2014
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,750	$5,838	0.8649
Euro	US Dollar	30,200	38,777	1.2840
British Pound Sterling	US Dollar	22,950	37,343	1.6271
Indian Rupee	US Dollar	1,205,000	18,748	0.0156
Polish Zloty	US Dollar	171,000	52,821	0.3089

Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2015 and 2014 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018

Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014

____________________________________________________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three months ended March 31, 2015. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

In January 2013, our then outstanding swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013 (see Note 4, Debt). These interest rate swaps matured on September 30, 2014. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the three months ended March 31, 2014 was not material to our results of operations. During the three months ended March 31, 2014, we reclassified losses of $2 million, net of tax, from OCI to interest expense related to the derivatives that no longer qualified for hedge accounting.

The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign exchange contracts	Other accrued liabilities	$(9,866)	$(8,475)
Interest rate swaps	Other accrued liabilities	(1,367)	—
	Other noncurrent liabilities	(6,625)	(1,401)
		$(17,858)	$(9,876)

The effects of derivative instruments, net of taxes, on other comprehensive income (loss) (“OCI”) for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Foreign exchange contracts	$(4,337)	$208
Interest rate swaps	(4,339)	—
Total	$(8,676)	$208

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2015	2014
Foreign exchange contracts	Cost of revenue	$(3,470)	$1,683

6. Fair Value Measurements

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

The classification of a financial asset or liability within the hierarchy is determined based on the least reliable level of input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We also consider the counterparty and our own non-performance risk in our assessment of fair value.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Foreign Currency Forward Contracts—The fair value of the foreign currency forward contracts is estimated based upon pricing models that utilize Level 2 inputs derived from or corroborated by observable market data such as currency spot and forward rates.

Interest Rate Swaps—The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.

The following tables present the our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2015	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(9,866)	$—	$(9,866)	$—
Interest rate swap contracts	(7,992)	—	(7,992)	—
Total	$(17,858)	$—	$(17,858)	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(8,475)	$—	$(8,475)	$—
Interest rate swap contracts	(1,401)	—	(1,401)	—
Total	$(9,876)	$—	$(9,876)	$—

Other Financial Instruments

The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximate their fair values. The fair values of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of March 31, 2015 and December 31, 2014. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of our 2016 Notes, 2019 Notes and term loans under our Amended and Restated Credit Agreement as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Term Loan B	$1,738,316	$1,718,843	$1,728,077	$1,732,101
Incremental term loan facility	347,551	341,737	344,750	345,625
Term Loan C	49,374	48,758	49,099	49,080
Senior unsecured notes due 2016	425,000	426,250	395,207	393,973
Senior secured notes due 2019	512,296	516,300	480,703	480,741

7. Accumulated Other Comprehensive Income (Loss)

As of March 31, 2015 and December 31, 2014, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Defined benefit pension and other post retirement benefit plans	$(89,299)	$(90,172)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(12,601)	(7,395)
Unrealized foreign currency translation gain	25,852	22,843
Other (1)	5,886	4,921
Total accumulated other comprehensive loss, net of tax	$(70,162)	$(69,803)

____________________________________________________________

(1)	Primarily relates to our share of accumulated other comprehensive income of our joint venture.

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans are included in selling, general and administrative expenses. See Note 5, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$49,330	$21,959
Less: Net income attributable to noncontrolling interests	747	746
Less: Preferred stock dividends	—	9,146
Net income from continuing operations available to common shareholders, basic and diluted	$48,583	$12,067
Denominator:
Basic weighted-average common shares outstanding	269,184	178,702
Add: Dilutive effect of stock options and restricted stock awards	7,504	9,025
Diluted weighted-average common shares outstanding	276,688	187,727
Earnings per share from continuing operations:
Basic	$0.18	$0.07
Diluted	$0.18	$0.06

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for the three months ended March 31, 2015 as the inclusion would have been antidilutive.

9. Pension and Other Postretirement Benefit Plans

We sponsor the Sabre Inc. Legacy Pension Plan which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. We also provide retiree life insurance benefits to certain employees who retired prior to January 1, 2014. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Pension and Other Postretirement Benefits:
Interest cost	$4,750	$4,902
Expected return on plan assets	(5,300)	(6,025)
Amortization of prior service credit	(358)	(358)
Amortization of actuarial loss, net	1,725	1,167
Net periodic cost (credit)	$817	$(314)

We are not required to make any contributions to our defined benefit pension plans during 2015 under the Employee Retirement Income Security Act of 1974, as amended. We made no contributions to fund our defined benefit pension plans during the three months ended March 31, 2015 and 2014. We may, at our discretion, voluntarily contribute from zero to $10 million to our defined benefit pension plans during the remainder of 2015. Contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions.

10. Contingencies

Value Added Tax Receivables

We generate Value Added Tax (“VAT”) refund claims, recorded as receivables, in multiple jurisdictions through the normal course of our business. Audits related to these claims are in various stages of investigation. If the results of the audit or litigation were to become unfavorable, the uncollectible amounts could be material to our results of operations. In previous years, the right to recover certain VAT receivables associated with European businesses has been questioned by tax authorities. We believe that our claims are valid under applicable law and as such we will continue to pursue collection, possibly through litigation. We assess VAT receivables for collectability and have recorded reserves that are not material to our consolidated financial statements. Our VAT receivables, net of reserves, totaled $26 million and $25 million as of March 31, 2015 and December 31, 2014, respectively, and are included in other receivables in our consolidated balance sheets.

As we dissolve subsidiaries associated with discontinued operations, tax authorities may initiate or have initiated audits that could result in challenges to our refund claims and assessments of additional taxes which may require us to record additional reserves in the future. We believe the merits of our claims are valid and will aggressively defend any denial of our claims.

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

Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes

On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Travelocity Purchase Agreement entered into with Expedia, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to the Expedia SMA (as defined below). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.

Over the past ten years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other online travel agencies (“OTAs”) pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earn from facilitating hotel reservations using the merchant revenue model. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect and retain, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for amounts not material to our results of operations, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

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

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on March 4, 2014, a trial court in Washington D.C. entered final judgment in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. Travelocity has appealed the trial court’s decision. We did not record material charges associated with these cases during the three months ended March 31, 2015 and 2014. As of March 31, 2015, our reserve for these cases totaled $5 million and is included in other accrued liabilities in our consolidated balance sheets.

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

On March 17, 2015, the Supreme Court of Hawaii issued a decision affirming in part and reversing in part a final judgment entered by the Hawaii Tax Appeal Court. In that case, the Tax Appeal Court had ruled that Travelocity and other OTAs are not subject to Hawaii’s transient accommodation tax, but also had ruled in favor of the State of Hawaii on the issue of whether the state’s general excise tax, which is assessed on all business activity in the state, applies to merchant model hotel bookings for the period 2002 to 2011.

The State of Hawaii appealed the Tax Appeal Court’s decision that Travelocity is not subject to transient accommodation tax, and Travelocity appealed the decision that we are subject to general excise tax. On March 17, 2015, the Supreme Court of Hawaii issued its decision affirming that Travelocity is not subject to transient accommodation tax, affirming that Travelocity is subject to general excise tax, and reversing the Tax Appeal Court’s decision that Travelocity is liable for general excise tax on the gross receipts collected from customers. Instead, the Hawaii Supreme Court held Travelocity is liable for general excise tax only on its own service fees. On March 27, 2015, the State of Hawaii filed a motion for reconsideration, which was denied.

The proceeding in the Hawaii Supreme Court involved all merchant model hotel bookings for the period 2002 to 2011. While that appeal was pending, the State also issued additional assessments of general excise tax, interest, and penalties for merchant model hotel reservations for 2012; merchant model car reservations for the period 2004-2012; and combined merchant model hotel and car reservations for 2013. Further, notwithstanding the Tax Appeal Court’s ruling that Travelocity is not subject to transient accommodation tax, the State issued additional transient accommodation tax assessments for 2012 and 2013. Travelocity has appealed all of the additional assessments to the Tax Appeal Court, which has stayed the assessments pending the Hawaii Supreme Court’s final decision and judgment on the original assessments.

We did not record material charges associated with our case with the State of Hawaii during the three months ended March 31, 2015 and 2014. As of March 31, 2015, we maintained an accrued liability of $9 million included in other accrued liabilities for this case and did not make material payments in the three months ended March 31, 2015. Payment of any amount is not an admission that we are subject to the taxes in question. We expect to receive a final ruling on the amounts owed by Travelocity in the third quarter of 2015. At that time, we will reduce our accrued liability to any remaining amounts due for periods and taxes not covered by the court’s rulings. We also expect to receive a refund from the State of Hawaii for a significant portion of the $35 million we previously paid to them to appeal. The resulting gain will be recognized in our results of discontinued operations and cash flows from discontinued operations in our consolidated statements of operations and consolidated statements of cash flows, respectively.

As of March 31, 2015, we have a reserve of $18 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes, which includes the $11 million reserve liability for the estimated remaining payments to the State of Hawaii. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

In addition to the actions by the tax authorities, two consumer class action lawsuits have been filed against us in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the other is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate.

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

Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a ruling eliminating the claims related to a majority of the alleged damages as well as rejecting a request for injunctive relief. The injunctive relief sought by US Airways would have resulted in the court requiring us to modify language in our customer contracts. Based on the summary judgment ruling, the potential remaining range of single damages has been significantly reduced. In respect of all of the remaining claims, US Airways claims damages (before trebling) of either $45 million or $73 million. We believe these estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damaged awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts. US Airways has filed a motion for reconsideration on two summary judgment issues decided in our favor, which was denied. With respect to the remaining claims in this case, we believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims. The claims that have been dismissed to date are subject to appeal. Currently there is no trial date set for the remaining claims.

We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

Insurance Carriers

We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. We are currently in the discovery process. The court has not yet scheduled a trial date though we anticipate trial to begin in the second half of 2015.

Litigation Relating to Patent Infringement

In April 2010, CEATS, Inc. (“CEATS”) filed a patent infringement lawsuit against several ticketing companies and airlines, including JetBlue, in the Eastern District of Texas. CEATS alleged that the mouse-over seat map that appears on the defendants’ websites infringes certain of its patents. JetBlue’s website is provided by our Airline Solutions business under the SabreSonic Web service. On June 11, 2010, JetBlue requested that we indemnify and defend it for and against the CEATS lawsuit based on the indemnification provision in our agreement with JetBlue, and we agreed to a conditional indemnification. CEATS claimed damages of $0.30 per segment sold on JetBlue’s website during the relevant time period which totaled $10 million. A jury trial began on March 12, 2012, which resulted in a jury verdict invalidating the CEATS’ patents. Final judgment was entered and the plaintiff appealed. The Federal Circuit affirmed the jury’s decision in our favor on April 26, 2013. CEATS did not appeal the Federal Circuit’s decision, and its deadline to do so has passed. On June 28, 2013, the Eastern District denied CEATS’ previously filed motion to vacate the judgment based on an alleged conflict of interest with a mediator. CEATS appealed that decision and the Federal Circuit heard the appeal on May 5, 2014, and subsequently denied the appeal. On July 22, 2014, CEATS filed a motion for rehearing en banc before the Federal Circuit which was denied on September 5, 2014. On December 4, 2014, CEATS filed a petition seeking review with the Supreme Court, which was denied in March 2015. We consider this matter closed.

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

We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $26 million as of March 31, 2015, which could have an adverse effect on our business, financial condition and results of operations. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

11. Segment Information

In the first quarter of 2015, we disposed of our Travelocity segment; therefore, the financial results of Travelocity are excluded from the segment information presented below and are included in net income (loss) from discontinued operations in our consolidated financial statements.

Our reportable segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business has two reportable segments: (i) Travel Network and (ii) Airline and Hospitality Solutions, which aggregates the Airline Solutions and Hospitality Solutions operating segments as these operating segments have similar economic characteristics, generate revenues on transaction-based fees, incur the same types of expenses and use our software-as-a-service (“SaaS”) based and hosted applications and platforms to market to the travel industry.

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

We define Adjusted Gross Margin as operating income adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs and stock-based compensation.

We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, stock-based compensation, management fees and income taxes. We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
Travel Network	$507,930	$491,726
Airline and Hospitality Solutions	204,900	176,717
Eliminations	(2,482)	(2,028)
Total revenue	$710,348	$666,415

Adjusted Gross Margin(a)
Travel Network	$244,119	$236,648
Airline and Hospitality Solutions	89,199	65,540
Corporate	(12,596)	(15,323)
Total	$320,722	$286,865

Adjusted EBITDA(b)
Travel Network	$232,087	$214,843
Airline and Hospitality Solutions	71,488	53,460
Total segments	303,575	268,303
Corporate	(59,989)	(57,040)
Total	$243,586	$211,263

Depreciation and amortization
Travel Network	$14,344	$16,037
Airline and Hospitality Solutions	42,997	26,998
Total segments	57,341	43,035
Corporate	32,720	38,599
Total	$90,061	$81,634

Adjusted Capital Expenditures(c)
Travel Network	$13,085	$15,313
Airline and Hospitality Solutions	54,437	38,400
Total segments	67,522	53,713
Corporate	8,717	3,598
Total	$76,239	$57,311

(a)	The following tables set forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted Gross Margin	$320,722	$286,865
Less adjustments:
Selling, general and administrative	122,358	110,738
Cost of revenue adjustments:
Depreciation and amortization(1)	64,667	58,809
Amortization of upfront incentive consideration(2)	11,172	11,047
Restructuring and other costs (4)	—	1,178
Stock-based compensation	3,533	1,386
Operating income	$118,992	$103,707
(b)	The following tables set forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$243,586	$211,263
Less adjustments:
Depreciation and amortization of property and equipment(1a)	61,663	40,449
Amortization of capitalized implementation costs(1b)	7,524	9,097
Acquisition-related amortization(1c)	21,675	32,889
Amortization of upfront incentive consideration(2)	11,172	11,047
Interest expense, net	46,453	63,944
Loss on extinguishment of debt	—	2,980
Other, net (3)	4,445	2,354
Restructuring and other costs (4)	—	1,556
Acquisition-related costs(5)	1,811	—
Litigation costs(6)	3,436	4,546
Stock-based compensation	8,794	3,599
Management fees(7)	—	1,932
Provision for income taxes	27,283	14,911
Income from continuing operations	$49,330	$21,959

________________________________________________________________________

(1)	Depreciation and amortization expenses:
a.	Depreciation and amortization of property and equipment includes software developed for internal use.
b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
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

(4)

Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the previously disclosed possible acquisition within the Travel Network segment.
(6)	Litigation costs represent charges or settlements associated with airline antitrust litigation (see Note 10, Contingencies).
(7)

We paid an annual management fee, pursuant to a Management Services Agreement (“MSA”), to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provided for reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in April 2014 in connection with our initial public offering.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Additions to property and equipment	$61,912	$49,658
Capitalized implementation costs	14,327	7,653
Adjusted Capital Expenditures	$76,239	$57,311

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about future trends, events, uncertainties and our plans and expectations of what may happen in the future. Any statements that are not historical or current facts are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

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

In the first quarter of 2015, we completed our exit of the online travel agency business through the sale of Travelocity.com and lastminute.com. Our Travelocity segment has no remaining operations as a result of these dispositions. The financial results of our Travelocity segment are included in net income (loss) from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com that were disposed of are classified as assets held for sale and liabilities held for sale in our consolidated balance sheet as of December 31, 2014. The discussion and analysis of our results of operations refer to continuing operations unless otherwise indicated.

A significant portion of our revenue is generated through transaction based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as upfront solution fees and consulting fees. Items that are not allocated to our business segments are identified as corporate and include primarily certain shared technology costs as well as stock-based compensation expense, litigation costs and other items that are not identifiable with either of our segments.

Factors Affecting our Results

A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. There have been no material changes to the Factors Affecting our Results previously disclosed in our Annual Report.

Components of Revenues and Expenses

Revenues

Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS, as well as revenue from certain services we provide our joint ventures and the sale of aggregated bookings data to carriers. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on our own secure platforms or deployed through our SaaS. Airline and Hospitality Solutions also generates revenue through consulting services and software licensing fees.

Cost of Revenue

Cost of revenue incurred by Travel Network and Airline and Hospitality Solutions consists of expenses related to our technology infrastructure that hosts our GDS and software solutions, salaries and benefits, and allocated overhead such as facilities and other support costs. Cost of revenue for Travel Network also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which have accrued on a monthly basis.

Corporate cost of revenue includes certain shared technology costs as well as stock-based compensation expense, litigation costs and other items that are not identifiable with our segments.

Depreciation and amortization included in cost of revenue is associated with property and equipment; software developed for internal use that supports our revenue, businesses and systems; amortization of contract implementation costs which relates to Airline and Hospitality Solutions; and intangible assets for technology purchased through acquisitions or established with our take-private transaction. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.

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

	Three Months Ended March 31,
	2015	2014	% Change
Travel Network
Direct Billable Bookings - Air	91,423	89,045	2.7%
Direct Billable Bookings - Non-Air	14,011	13,598	3.0%
Total Direct Billable Bookings	105,434	102,643	2.7%
Airline Solutions Passengers Boarded	126,092	117,616	7.2%

Non-GAAP Financial Measures

We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures.

We define Adjusted Gross Margin as operating income adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, and stock-based compensation.

We define Adjusted Net Income as income from continuing operations adjusted for acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, stock-based compensation, management fees and the tax impact of net income adjustments.

We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and remaining provision for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP EBITDA and EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our 2015 Proxy Statement, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.

We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment. We define Adjusted Free Cash Flow as Free Cash Flow plus the cash flow effect of restructuring and other costs, acquisition-related costs, litigation settlement, other litigation costs and management fees.

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

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Margin and Adjusted EBITDA do not reflect cash requirements for such replacements;

●	Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
●	Free Cash Flow and Adjusted Free Cash Flow do not reflect the cash requirements necessary to service the principal payments on our indebtedness;
●	Free Cash Flow and Adjusted Free Cash Flow do not reflect payments related to restructuring, litigation, acquisition-related and management fees;
●	Free Cash Flow and Adjusted Free Cash Flow remove the impact of accrual-basis accounting on asset accounts and non-debt liability accounts; and
●

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

The following table sets forth the reconciliation of net income (loss) attributable to common shareholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common shareholders	$207,494	$(11,989)
(Income) loss from discontinued operations, net of tax	(158,911)	24,056
Net income attributable to noncontrolling interests(1)	747	746
Preferred stock dividends	—	9,146
Income from continuing operations	49,330	21,959
Adjustments:
Acquisition-related amortization(2a)	21,675	32,889
Loss on extinguishment of debt	—	2,980
Other, net (4)	4,445	2,354
Restructuring and other costs (5)	—	1,556
Acquisition-related costs(6)	1,811	—
Litigation costs(7)	3,436	4,546
Stock-based compensation	8,794	3,599
Management fees(8)	—	1,932
Tax impact of net income adjustments	(14,557)	(19,443)
Adjusted Net Income from continuing operations	$74,934	$52,372
Adjusted Net Income from continuing operations per share	$0.27	$0.28
Diluted weighted-average common shares outstanding	276,688	187,727

Adjusted Net Income from continuing operations	$74,934	$52,372
Adjustments:
Depreciation and amortization of property and equipment(2b)	61,663	40,449
Amortization of capitalized implementation costs(2c)	7,524	9,097
Amortization of upfront incentive consideration(3)	11,172	11,047
Interest expense, net	46,453	63,944
Remaining provision for income taxes	41,840	34,354
Adjusted EBITDA	$243,586	$211,263

The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended March 31, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$197,251	$28,491	$(106,750)	$118,992
Add back:
Selling, general and administrative	21,884	17,979	82,495	122,358
Cost of revenue adjustments:
Depreciation and amortization(2)	13,812	42,729	8,126	64,667
Amortization of upfront incentive consideration(3)	11,172	—	—	11,172
Stock-based compensation	—	—	3,533	3,533
Adjusted Gross Margin	244,119	89,199	(12,596)	320,722
Selling, general and administrative	(21,884)	(17,979)	(82,495)	(122,358)
Joint venture equity income	8,519	—	—	8,519
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	532	268	24,594	25,394
Acquisition-related costs(6)	—	—	1,811	1,811
Litigation costs(7)	—	—	3,436	3,436
Stock-based compensation	—	—	5,261	5,261
Adjusted EBITDA	$232,087	$71,488	$(59,989)	$243,586

	Three Months Ended March 31, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$184,517	$26,462	$(107,272)	$103,707
Add back:
Selling, general and administrative	25,672	12,395	72,671	110,738
Cost of revenue adjustments:
Depreciation and amortization(2)	15,412	26,683	16,714	58,809
Amortization of upfront incentive consideration(3)	11,047	—	—	11,047
Restructuring and other costs (5)	—	—	1,178	1,178
Stock-based compensation	—	—	1,386	1,386
Adjusted Gross Margin	236,648	65,540	(15,323)	286,865
Selling, general and administrative	(25,672)	(12,395)	(72,671)	(110,738)
Joint venture equity income	2,441	—	—	2,441
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	625	315	21,885	22,825
Restructuring and other costs (5)	—	—	378	378
Litigation costs(7)	—	—	4,546	4,546
Stock-based compensation	—	—	2,213	2,213
Management fees(8)	—	—	1,932	1,932
Adjusted EBITDA	$214,843	$53,460	$(57,040)	$211,263

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Additions to property and equipment	$61,912	$49,658
Capitalized implementation costs	14,327	7,653
Adjusted Capital Expenditures	$76,239	$57,311

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$131,773	$94,322
Cash used in investing activities	(61,764)	(49,658)
Cash used in financing activities	(22,281)	(28,601)

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$131,773	$94,322
Additions to property and equipment	(61,912)	(49,658)
Free Cash Flow	69,861	44,664
Adjustments:
Restructuring and other costs(5) (9)	280	5,190
Acquisition-related costs(6)(9)	1,811	—
Litigation settlement(7) (10)	8,702	4,637
Other litigation costs(7) (9)	3,436	4,546
Management fees(8) (9)	—	1,932
Adjusted Free Cash Flow	$84,090	$60,969

(1)

Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in Sabre Travel Network Middle East of 40% for all periods presented and in Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014 for the three months ended March 31, 2015.

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

(6)	Acquisition-related costs represent fees and expenses incurred associated with the previously disclosed possible acquisition within the Travel Network segment.
(7)	Litigation settlement and other litigation costs represent settlements or charges associated with airline antitrust litigation.
(8)

We paid an annual management fee to TPG and Silver Lake in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, as defined in the MSA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, the MSA provided for the reimbursement of certain costs incurred by TPG and Silver Lake, which are included in this line item. The MSA was terminated in April 2014 in connection with our initial public offering.

(9)

The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(10)	Includes payment credits used by American Airlines to pay for purchases of our technology services. The payment credits were provided by us as part of our litigation settlement with American Airlines.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Revenue	$710,348	$666,415
Cost of revenue	468,998	451,970
Selling, general and administrative	122,358	110,738
Operating income	118,992	103,707
Interest expense, net	(46,453)	(63,944)
Loss on extinguishment of debt	—	(2,980)
Joint venture equity income	8,519	2,441
Other, net	(4,445)	(2,354)
Income from continuing operations before income taxes	76,613	36,870
Provision for income taxes	27,283	14,911
Income from continuing operations	$49,330	$21,959

Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$507,930	$491,726	$16,204	3%
Airline and Hospitality Solutions	204,900	176,717	28,183	16%
Total segment revenue	712,830	668,443	44,387	7%
Eliminations	(2,482)	(2,028)	(454)	(22)%
Total revenue	$710,348	$666,415	$43,933	7%

Travel Network—Revenue increased $16 million, or 3%, for the three months ended March 31, 2015 compared to the same period in the prior year.

The $16 million increase in revenue primarily resulted from:

●

a $9 million increase in transaction-based revenue to $447 million as a result of a 3% increase in Direct Billable Bookings to 105 million in the three months ended March 31, 2015 driven by growth in North America, Europe, the Middle East and Africa, partially offset by the decline in air travel in Venezuela. The increase in Direct Billable Bookings was partially offset by a decrease in the average booking fee, primarily due to the impact on our average booking fee from the US Airways merger with American Airlines; and

●	a $7 million increase in other revenue primarily related to certain services we provide to our joint venture in Asia Pacific.

Airline and Hospitality Solutions—Revenue increased $28 million, or 16%, for the three months ended March 31, 2015 compared to the same period in the prior year.

The $28 million increase in revenue primarily resulted from:

●

a $20 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended March 31, 2015 compared to the same period in the prior year. Approximately $9 million of the revenue increase in SabreSonic CSS is attributable to growth in PBs of 8 million, or 7%, to 126 million for the three months ended March 31, 2015, combined with higher revenue per PB due to broader adoption of our products by our existing customers. The growth in PBs was driven by existing customers. In addition, we recognized $10 million in revenue during the three months ended March 31, 2015 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012;

●	a $2 million increase in Airline Solutions’ commercial and operations solutions revenue; and

●

a $6 million increase in Hospitality Solutions revenue for the three months ended March 31, 2015 compared to the same period in the prior year driven primarily by an increase in Central Reservation System (“CRS”) transactions.

Eliminations—Intersegment eliminations were flat for the three months ended March 31, 2015 compared to the same period in the prior year.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$263,811	$255,079	$8,732	3%
Airline and Hospitality Solutions	115,701	111,177	4,524	4%
Eliminations	(2,482)	(2,028)	(454)	(22)%
Total segment cost of revenue	377,030	364,228	12,802	4%
Corporate	16,129	17,886	(1,757)	(10)%
Depreciation and amortization	64,667	58,809	5,858	10%
Amortization of upfront incentive consideration	11,172	11,047	125	1%
Total cost of revenue	$468,998	$451,970	$17,028	4%

Travel Network—Cost of revenue increased $9 million, or 3%, for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily the result of increases in incentive consideration.

Airline and Hospitality Solutions—Cost of revenue increased $5 million, or 4%, for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in staff augmentation costs.

Eliminations—Intersegment eliminations were flat for the three months ended March 31, 2015 compared to the same period in the prior year.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $2 million, or 10%, for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was primarily due to a decrease in unallocated labor costs, partially offset by an increase in technology and data processing costs.

Depreciation and amortization—Depreciation and amortization increased $6 million, or 10%, for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration was flat for the three months ended March 31, 2015 compared to the same period in the prior year.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$122,358	$110,738	$11,620	10%

Selling, general and administrative expenses increased by $12 million, or 10%, for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was due to an increase of $3 million in labor costs to support the growth of the business, a $3 million increase in stock-based compensation, primarily related to performance-based options which were deemed vested upon the completion of the secondary offering in February 2015, a $3 million increase in depreciation and amortization and a $2 million increase in bad debt.

Interest Expense, net

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$46,453	$63,944	$(17,491)	(27)%

Interest expense, net, decreased $17 million, or, 27% for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was primarily the result of the prepayments on our 2019 Notes and Term Loan C, made in the second quarter of 2014, and a lower effective interest rate as a result of the Repricing Amendments completed in February 2014.  In addition, we recognized $4 million in losses during the three months ended March 31, 2014 associated with interest rate swaps that matured in September 2014.

Joint Venture Equity Income

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$8,519	$2,441	$6,078	249%

Joint venture equity income increased by $6 million for the three months ended March 31, 2015 compared to the same period in the prior year. Our primary joint venture is a 35% investment in Abacus International Pte Ltd (“Abacus”) in Asia Pacific. During the first quarter, Abacus revenue increased $9 million or 11% and operating income increased $3 million or 29% compared to the prior year period. Abacus released a significant tax reserve due to resolution of certain tax positions with a local tax authority, which resulted in an increase in net income of Abacus of $9 million. Net income for Abacus increased $17 million of which our 35% share of this increase was $6 million and is reflected in joint venture equity income.

Other Expenses, net

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Other expenses, net	$4,445	$2,354	$2,091	89%

Other expenses, net, increased $2 million for the three months ended March 31, 2015 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$27,283	$14,911	$12,372	83%

Our effective tax rates for the three months ended March 31, 2015 and 2014 were 36% and 40%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income.

The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources

Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2015 and December 31, 2014, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$458,557	$155,679
Revolver outstanding balance	—	—
Available balance under the Revolver	364,299	358,619
Outstanding letters of credit	(40,864)	(46,545)

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2015 and December 31, 2014.

We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock and service our debt and other long-term liabilities.

Liquidity Outlook

We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. From time to time, we may supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016. Future strategic investments could include a possible non-U.S. acquisition within the Travel Network business segment for which we are involved in active negotiations and that, if it occurs, would require approximately $500 million in funds including advisory and financing costs, which would be funded through some combination of cash on hand, revolver draw and debt financing. We cannot provide any assurance that this acquisition will occur on the terms described herein or at all.

Dividends

During the first quarter of 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $24 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. On April 29, 2015, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on June 30, 2015, to shareholders of record as of June 19, 2015. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

Recent Events Impacting Our Liquidity and Capital Resources

Political and Economic Environment in Venezuela

Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. During the three months March 31, 2015, we collected $1 million from customers in Venezuela all of which was outstanding as of December 31, 2014. Accounts receivable outstanding from customers in Venezuela totaled $9 million as of March 31, 2015, which will be recognized as revenue when cash is received.

Sale of Travelocity.com and lastminute.com

On January 23, 2015, we sold Travelocity.com to Expedia, pursuant to the terms of the Travelocity Purchase Agreement, dated January 23, 2015, by and among Sabre GLBL Inc. and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million.

On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of $45 million of net liabilities as of the date of sale consisting primarily of a working capital deficit of $71 million, partially offset by assets sold including intangible assets, of $26 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services to be provided to the acquirer under a transition services agreement through the end of 2015. Additionally, at the time of sale, the acquirer entered into a long-term agreement with Travel Network to continue to utilize our GDS for bookings which generates incentive consideration paid by us to the acquirer.

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

Subsequent Events Impacting Our Liquidity and Capital Resources

In April 2015, we refinanced our $480 million 2019 Notes through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375%. We received proceeds of $522 million, net of underwriting fees and commissions, from the 2023 Notes which were used to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.

Senior Secured Credit Facilities

On February 19, 2013, Sabre GLBL Inc. entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of a $296 million prepayment made in April 2014, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL Inc. entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). Sabre GLBL Inc. has used a portion, and intends to use the remainder, of the proceeds of the Incremental Term Loan Facility for working capital and one-time costs associated with the Expedia SMA and sale of TPN, including the payment of travel suppliers for travel consumed that originated on our technology platforms and for general corporate purposes. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% which commenced on the last business day of December 2013. We are scheduled to make $22 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.

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

Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$131,773	$94,322
Cash used in investing activities	(61,764)	(49,658)
Cash used in financing activities	(22,281)	(28,601)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 was $132 million and consisted of net income from continuing operations of $49 million, adjustments for non-cash and other items of $122 million and a decrease in cash from changes in operating assets and liabilities of $39 million. The adjustments for non-cash and other items consist primarily of $90 million of depreciation and amortization, $27 million of deferred income taxes, $11 million in amortization of upfront incentive consideration and $9 million stock-based compensation expense, partially offset by $17 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $39 million was primarily the result of a $71 million increase in accounts receivable due to seasonality, a $27 million decrease in accrued compensation and related benefits, $14 million used for capitalized implementation costs and $7 million used for upfront incentive consideration. These decreases were partially offset by increases of $60 million in accounts payable and other accrued liabilities and $30 million in deferred revenue primarily related to upfront solution fees.

Cash provided by operating activities for the three months ended March 31, 2014 was $94 million and consisted of net income from continuing operations of $22 million, adjustments for non-cash and other items of $113 million and a decrease in cash of $41 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $82 million of depreciation and amortization, $11 million in amortization of upfront incentive consideration, $7 million of deferred taxes, $4 million of stock-based compensation expense, $3 million of debt modification costs and $3 million of loss on extinguishment of debt, partially offset by $5 million of litigation-related credits and $2 million of joint venture equity income. The decrease in cash of $41 million from changes in operating assets and liabilities was primarily the result of an increase in accounts and other receivables of $41 million, $17 million used for upfront incentive consideration and a $31 million decrease in accrued compensation and related benefits. These decreases were partially offset by increases of $31 million in deferred revenue, including upfront solution fees, and $25 million in accounts payable and other accrued liabilities.

Investing Activities

For the three months ended March 31, 2015, we used cash of $62 million on capital expenditures, including $50 million related to software developed for internal use, $3 million related to software developed for sale and $9 million related to purchases of property, plant and equipment.

For the three months ended March 31, 2014, we used cash of $50 million on capital expenditures, including $46 million related to software developed for internal use and $4 million related to purchases of property, plant and equipment.

Financing Activities

For the three months ended March 31, 2015, we used $22 million for financing activities. Significant highlights of our financing activities include:

●	we paid down $6 million of the term loan outstanding as part of quarterly principal repayments;
●	we received net proceeds of $10 million from the settlement of equity-based awards, and
●	we paid $24 million in dividends on our common stock.

For the three months ended March 31, 2014, we used $29 million for financing activities. Significant highlights of our financing activities included:

●

we entered into the Repricing Amendments which required proceeds of $148 million from new lenders to repay prior lenders. There was no net change in our outstanding indebtedness as a result of the Repricing Amendments;

●	we paid down $21 million of the term loan outstanding as part of quarterly principal repayments; and
●	we incurred $3 million in debt modification costs.

Discontinued Travelocity Business

Cash flows used by discontinued operating activities totaled $18 million and $36 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows used by discontinued operating activities in the three months ended March 31, 2015 compared to 2014 is primarily due to lower operating losses and a decrease of cash used to pay travel supplier liabilities. In 2014, Travelocity’s working capital was impacted by our long-term strategic marketing agreement with Expedia (“Expedia SMA”) and the sale of TPN as we no longer received cash directly from consumers and did not incur a payable to travel suppliers for new bookings but continued to pay travel suppliers for travel consumed that originated on our technology platforms. The Expedia SMA was terminated as the result of the sale of Travelocity.com to Expedia.

Cash flows provided by discontinued investing activities for the three months ended March 31, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.

As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 10, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.

Contractual Obligations

In April 2015, we refinanced our $480 million 2019 Notes through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375%. There were no other material changes to our future minimum contractual obligations as of December 31, 2014 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2015 and year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, Financial Accounting Standards Board (“FASB”) issued updated guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from the debt liability rather than as an asset. The standard aligns GAAP guidance on the balance sheet presentation of debt issuance costs with International Financial Reporting Standards. The guidance is effective for interim and annual periods beginning after December 15, 2015. We do not believe that our adoption will have a material impact on our consolidated balance sheets.

In February 2015, the FASB issued updated guidance on the consolidation of variable interest entities. The new standard eliminates the deferral of certain accounting guidance and makes other changes to both the variable interest model and the voting model. Consolidation conclusions may change as a result of the updated standard and companies may be required to provide additional disclosures under the new guidance. The standard is effective for annual periods beginning after December 15, 2015 with early adoption permitted. We do not believe that our adoption will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued guidance on management’s responsibility in the evaluation and disclosures of going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of the company’s ability to continue as a going concern within one year of the date the financial statements are issued. If substantial doubt exists in the company’s ability to continue as a going concern, certain disclosures are required to be provided. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe that our adoption will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued final guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance was issued to resolve diversity in practice. The standard is effective for annual and interim reporting periods beginning after December 15, 2015. We do not believe that our adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On April 1, 2015, the FASB voted and approved to delay the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption of the new standard is permitted for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, revolving credit facility, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2014 as previously disclosed under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 10, Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

4.8

Indenture, dated as of April 14, 2015, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

4.9	Form of 5.375% Senior Secured Notes due 2023 (included in Exhibit 4.8).
10.49+	Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan.
10.50+	Form of Non‑Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan.
10.58

Second Amended and Restated Stockholders' Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.59+

Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.60

Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

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

SABRE CORPORATION
(Registrant)
Date: May 5, 2015	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)