Form 10-Q
period 2015-06-30
Sabre Corp
filed 2015-08-04
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 30, 2015, 273,727,224 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$707,091	$646,380	$1,417,439	$1,312,795
Cost of revenue (1) (2)	461,126	422,647	930,124	874,617
Selling, general and administrative (2)	123,360	127,651	245,718	238,389
Operating income	122,605	96,082	241,597	199,789
Other income (expense):
Interest expense, net	(42,609)	(53,235)	(89,062)	(117,179)
Loss on extinguishment of debt	(33,235)	(30,558)	(33,235)	(33,538)
Joint venture equity income	5,307	4,059	13,826	6,500
Other, net	197	391	(4,248)	(1,963)
Total other expense, net	(70,340)	(79,343)	(112,719)	(146,180)
Income from continuing operations before income taxes	52,265	16,739	128,878	53,609
Provision for income taxes	19,676	10,284	46,959	25,195
Income from continuing operations	32,589	6,455	81,919	28,414
Income (loss) from discontinued operations, net of tax	696	(16,650)	159,607	(40,706)
Net income (loss)	33,285	(10,195)	241,526	(12,292)
Net income attributable to noncontrolling interests	1,078	702	1,825	1,448
Net income (loss) attributable to Sabre Corporation	32,207	(10,897)	239,701	(13,740)
Preferred stock dividends	—	2,235	—	11,381
Net income (loss) attributable to common shareholders	$32,207	$(13,132)	$239,701	$(25,121)

Basic net income (loss) per share attributable to common shareholders:
Income from continuing operations	$0.12	$0.01	$0.30	$0.07
Income (loss) from discontinued operations	—	(0.07)	0.59	(0.19)
Net income (loss) per common share	$0.12	$(0.05)	$0.89	$(0.12)
Diluted net income (loss) per share attributable to common shareholders:
Income from continuing operations	$0.11	$0.01	$0.29	$0.07
Income (loss) from discontinued operations	—	(0.07)	0.57	(0.19)
Net income (loss) per common share	$0.12	$(0.05)	$0.86	$(0.11)
Weighted-average common shares outstanding:
Basic	271,948	243,801	270,574	211,431
Diluted	279,101	252,336	278,082	219,969

Dividends per common share	$0.09	$—	$0.18	$—

(1) Includes amortization of upfront incentive consideration	$10,878	$11,742	$22,050	$22,789
(2) Includes stock-based compensation as follows:
Cost of revenue	$2,902	$1,972	$6,435	$3,358
Selling, general and administrative	4,428	2,913	9,689	5,126
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$33,285	$(10,195)	$241,526	$(12,292)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(4,590)	1,292	(1,581)	2,188
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129, $129, $258 and $258	(230)	(229)	(459)	(458)
Amortization of actuarial losses, net of taxes of $(649), $(423), $(1,272) and $(844)	1,149	745	2,251	1,491
Total retirement-related benefit plans	919	516	1,792	1,033
Derivatives:
Unrealized gains (losses), net of taxes of $(463), $(263), $3,575 and $(430)	882	410	(7,794)	618
Reclassification adjustment for realized losses, net of taxes of $(1,153), $(685), $(2,177) and $(1,552)	3,462	417	6,932	1,062
Net change in unrealized gains (losses) on derivatives, net of tax	4,344	827	(862)	1,680
Share of other comprehensive income of joint venture	(43)	3,420	922	3,420
Other comprehensive income	630	6,055	271	8,321
Comprehensive income (loss)	33,915	(4,140)	241,797	(3,971)
Less: Comprehensive income attributable to noncontrolling interests	(1,078)	(702)	(1,825)	(1,448)
Comprehensive income (loss) attributable to Sabre Corporation	$32,837	$(4,842)	$239,972	$(5,419)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$578,033	$155,679
Accounts receivable, net	391,779	362,911
Prepaid expenses and other current assets	32,347	34,841
Current deferred income taxes	159,442	182,277
Other receivables, net	35,039	29,893
Assets held for sale	—	112,558
Total current assets	1,196,640	878,159
Property and equipment, net of accumulated depreciation of $895,351 and $792,161	560,440	551,276
Investments in joint ventures	130,288	145,320
Goodwill	2,153,214	2,153,499
Trademarks and brand names, net of accumulated amortization of $93,052 and $87,554	233,002	238,500
Other intangible assets, net of accumulated amortization of $1,013,513 and $975,701	203,675	241,486
Other assets, net	574,319	509,764
Total assets	$5,051,578	$4,718,004

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$133,011	$117,855
Accrued compensation and related benefits	57,486	83,828
Accrued subscriber incentives	179,162	145,581
Deferred revenues	176,554	167,827
Litigation settlement liability and related deferred revenue	55,099	73,252
Other accrued liabilities	178,178	189,612
Current portion of debt	488,930	22,435
Liabilities held for sale	—	96,544
Total current liabilities	1,268,420	896,934
Deferred income taxes	165,555	61,577
Other noncurrent liabilities	602,237	613,710
Long-term debt	2,706,273	3,061,400
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 273,493,600 and 268,237,547 shares issued, 272,777,958 and 267,800,161 shares outstanding at June 30, 2015 and December 31, 2014, respectively	2,735	2,682
Additional paid-in capital	1,972,404	1,931,796
Treasury Stock, at cost, 715,642 and 437,386 shares at June 30, 2015 and December 31, 2014, respectively	(11,462)	(5,297)
Retained deficit	(1,584,834)	(1,775,616)
Accumulated other comprehensive loss	(69,532)	(69,803)
Noncontrolling interest	(218)	621
Total stockholders’ equity	309,093	84,383
Total liabilities and stockholders’ equity	$5,051,578	$4,718,004

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$241,526	$(12,292)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	166,617	152,337
Amortization of upfront incentive consideration	22,050	22,789
Litigation-related (credits) charges	(32,557)	(11,615)
Stock-based compensation expense	16,124	8,484
Allowance for doubtful accounts	5,329	3,142
Deferred income taxes	36,757	11,583
Joint venture equity income	(13,826)	(6,500)
Dividends received from joint venture investments	28,700	—
Amortization of debt issuance costs	3,181	3,243
Debt modification costs	—	3,290
Loss on extinguishment of debt	33,235	33,538
Other	7,505	8,046
(Income) loss from discontinued operations	(159,607)	40,706
Changes in operating assets and liabilities:
Accounts and other receivables	(47,647)	(25,510)
Prepaid expenses and other current assets	(631)	5,557
Capitalized implementation costs	(29,561)	(17,597)
Upfront incentive consideration	(22,994)	(25,936)
Other assets	(43,618)	(11,810)
Accrued compensation and related benefits	(22,802)	(32,495)
Accounts payable and other accrued liabilities	62,039	14,552
Deferred revenue including upfront solution fees	18,179	40,944
Cash provided by operating activities	267,999	204,456
Investing Activities
Additions to property and equipment	(127,963)	(106,470)
Other investing activities	148	235
Cash used in investing activities	(127,815)	(106,235)
Financing Activities
Proceeds of borrowings from lenders	600,000	148,307
Payments on borrowings from lenders	(491,215)	(791,426)
Debt prepayment fees and issuance costs	(40,215)	(30,490)
Proceeds from issuance of common stock in initial public offering, net	—	672,644
Net proceeds (payments) on the settlement of equity-based awards	18,239	(650)
Cash dividends paid to common shareholders	(48,919)	—
Other financing activities	(3,657)	(1,964)
Cash provided by (used in) financing activities	34,233	(3,579)
Cash Flows from Discontinued Operations
Cash used in operating activities	(26,036)	(151,423)
Cash provided by (used in) investing activities	278,834	(240)
Cash provided by (used in) discontinued operations	252,798	(151,663)
Effect of exchange rate changes on cash and cash equivalents	(4,861)	1,165
Increase (decrease) in cash and cash equivalents	422,354	(55,856)
Cash and cash equivalents at beginning of period	155,679	308,236
Cash and cash equivalents at end of period	$578,033	$252,380
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General Information
Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. ("Sabre GLBL") is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre,” the “Company,” “we,” “our,” “ours,” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2015. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.
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
Stockholders’ Equity—During the six months ended June 30, 2015, we issued 5,256,053 shares of our common stock and received $24 million in proceeds as a result of the exercise and settlement of employee equity-based awards.
In each of the first and second quarters of 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock, totaling $49 million. No dividends were declared or paid in the six months ended June 30, 2014.

During the six months ended June 30, 2015, certain of our stockholders sold an aggregate of 54,970,000 shares of our common stock, which includes 7,170,000 shares of our common stock sold as a result of the underwriters' exercise of their overallotment options. We did not offer any shares or receive any proceeds from these secondary public offerings or from the exercise of the underwriters' allotment options.
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
lastminute.com—On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $71 million, partially offset by assets sold including intangible assets of $26 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payments for specific services being provided to the acquirer under a transition services agreement through the end of 2015. Additionally, at the time of sale, the acquirer entered into a long-term agreement with us to continue to utilize our GDS for bookings which generates incentive consideration paid by us to the acquirer. We recognized a gain on sale of $25 million, net of tax, in the first quarter of 2015.
Travel Partner Network—In February 2014, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in proceeds. Pursuant to the sale agreement, we were to receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeded certain revenue thresholds during the calendar years ending December 31, 2014 and December 31, 2015. The revenue threshold was not met for the year ended December 31, 2014 and we do not expect that the revenue threshold for the year ended December 31, 2015 will be met. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds were deferred, based on the fair value of the TSA services, and are being recognized as an offset to operating expense within discontinued operations as the services are provided. In the first quarter of 2014, we recognized a loss on the disposition of $3 million, prior to considering the potential earn-out payments. We also recognized a $3 million receivable for earn-out proceeds during the first quarter of 2014, which offset the loss from disposition and resulted in no net impact to operating income for the disposition. During the third quarter of 2014, we determined that receipt of the earn-out proceeds was no longer probable and therefore fully impaired the receivable.

The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,112	$80,349	$23,254	$174,674
Cost of revenue	1,737	24,552	14,025	67,551
Selling, general and administrative	2,267	85,812	21,508	175,434
Operating loss	(1,892)	(30,015)	(12,279)	(68,311)
Other income (expense):
Interest expense, net	—	(2,197)	—	(3,358)
Gain on sale of businesses	—	—	263,567	—
Other, net	2,974	(2,016)	2,499	507
Total other income (expense), net	2,974	(4,213)	266,066	(2,851)
Income (loss) from discontinuing operations before income taxes	1,082	(34,228)	253,787	(71,162)
Provision (benefit) for income taxes	386	(17,578)	94,180	(30,456)
Net income (loss) from discontinued operations	$696	$(16,650)	$159,607	$(40,706)
Divestiture of lastminute.com
U.S. Tax Benefit
We expect to write off the remaining US tax basis in goodwill and intangible assets during the fourth quarter of 2015, the period in which we expect the wind down of lastminute.com activities to be complete. We estimate the U.S. tax benefit will range between approximately $80 million to $95 million. The tax benefit will be included in our results from discontinued operations.
Cumulative Translation Adjustments
Cumulative translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into earnings once the liquidation of the respective foreign subsidiaries is substantially complete. We expect to be substantially complete with the liquidation of our lastminute.com subsidiaries in the second half of 2015. As of June 30, 2015, cumulative translation gains associated with our lastminute.com subsidiaries totaled $21 million.
3. Income Taxes
Our effective tax rates for the six months ended June 30, 2015 and 2014 were 36% and 47%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $57 million and $59 million as of June 30, 2015 and December 31, 2014, respectively.

4. Debt
As of June 30, 2015 and December 31, 2014, our outstanding debt included in our consolidated balance sheets totaled $3,195 million and $3,084 million, respectively, net of unamortized discounts of $10 million and $13 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2015 and December 31, 2014 (in thousands):

	Rate	Maturity	June 30, 2015	December 31, 2014
Senior secured credit facilities:
Term B facility	L + 3.00%	February 2019	$1,730,625	$1,739,500
Incremental term loan facility	L + 3.50%	February 2019	343,875	345,625
Term C facility	L + 3.00%	December 2017	49,313	49,313
Revolver, $370 million	L + 2.75%	February 2019	63,951	—
Revolver, $35 million	L + 3.75%	February 2018	6,049	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	—	480,000
Senior secured notes due 2023	5.38%	April 2023	530,000	—
Mortgage facility	5.80%	March 2017	81,578	82,168
Face value of total debt outstanding			3,205,391	3,096,606
Less current portion of debt outstanding			(488,930)	(22,435)
Face value of long-term debt outstanding			$2,716,461	$3,074,171

Senior Secured Credit Facilities
We have a revolving credit facility totaling $405 million, of which $370 million expires in February 2019 ("Extended Revolver") and $35 million expires in February 2018 ("Unextended Revolver," collectively, the "Revolver"). As of June 30, 2015, we had $70 million outstanding under the Revolver. We had no outstanding balance under the Extended or Unextended Revolver as of December 31, 2014. We had outstanding letters of credit totaling $29 million and $47 million as of June 30, 2015 and December 31, 2014, respectively, which reduce our overall credit capacity under the Revolver.
Issuance of 2023 Notes and Extinguishment of 2019 Notes
In April 2015, we extinguished our $480 million senior secured notes due 2019 with a stated interest rate of 8.50% (“2019 Notes”) through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375% (“2023 Notes”). The 2023 Notes were issued by Sabre GLBL and are guaranteed by Sabre Holdings and each of Sabre GLBL’s existing and subsequently acquired or organized subsidiaries that are borrowers under or guarantors of our senior secured credit facilities. The 2023 Notes are secured by a first priority security interest in substantially all present and after acquired property and assets of Sabre GLBL and the guarantors of the notes, which also constitutes collateral securing indebtedness under our senior secured facilities on a first priority basis. We received proceeds of approximately $522 million, net of underwriting fees and commissions, from the 2023 Notes which were used to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million. We recognized a loss on extinguishment in the second quarter of 2015 of $33 million, which includes the redemption premium and the make whole premium.
Aggregate Maturities
As of June 30, 2015, aggregate maturities of our long-term debt, which excludes amounts outstanding under our Revolver, were as follows (in thousands):

Amount
2015 (remaining)	$11,220
2016	422,493
2017	150,303
2018	21,250
2019	2,000,125
Thereafter	530,000
Total (1)	$3,135,391

________________________
(1) Excludes $70 million outstanding under our Revolver as of June 30, 2015.

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
Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows, we hedge portions of our revenues and expenses denominated in foreign currencies with forward contracts. For example, when the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency expense is offset by losses in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expense is offset by gains in the fair value of the forward contracts.
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
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 2016. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, we estimate that $3 million in losses will be reclassified from other comprehensive income (loss) to earnings as the outstanding contracts settle.
As of June 30, 2015 and December 31, 2014, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,270	$4,970	0.7927
Australian Dollar	US Dollar	2,740	$2,103	0.7675
Euro	US Dollar	14,000	17,375	1.2411
British Pound Sterling	US Dollar	20,300	31,659	1.5596
Indian Rupee	US Dollar	1,225,000	18,671	0.0152
Polish Zloty	US Dollar	186,000	51,611	0.2775

Outstanding Notional Amounts as of December 31, 2014
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,750	$5,838	0.8649
Euro	US Dollar	30,200	38,777	1.2840
British Pound Sterling	US Dollar	22,950	37,343	1.6271
Indian Rupee	US Dollar	1,205,000	18,748	0.0156
Polish Zloty	US Dollar	171,000	52,821	0.3089

Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2015 and 2014 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018

Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
______________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three and six months ended June 30, 2015. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
In January 2013, our then outstanding swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013. These interest rate swaps matured on September 30, 2014. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the three and six months ended June 30, 2014 was not material to our results of operations. During the three and six months ended June 30, 2014, we reclassified losses, net of tax, of $2 million and $5 million, respectively, from other comprehensive income ("OCI") to interest expense related to the derivatives that no longer qualified for hedge accounting.

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2015	December 31, 2014
Foreign exchange contracts	Other accrued liabilities	$(3,286)	$(8,475)
Interest rate swaps	Other accrued liabilities	(1,758)	—
	Other noncurrent liabilities	(6,897)	(1,401)
		$(11,941)	$(9,876)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign exchange contracts	$1,292	$410	$(3,045)	$618
Interest rate swaps	(410)	—	(4,749)	—
Total	$882	$410	$(7,794)	$618

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange contracts	Cost of revenue	$(3,462)	$1,914	$(6,932)	$3,597

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2015	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(3,286)	$—	$(3,286)	$—
Interest rate swap contracts	(8,655)	—	(8,655)	—
Total	$(11,941)	$—	$(11,941)	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(8,475)	$—	$(8,475)	$—
Interest rate swap contracts	(1,401)	—	(1,401)	—
Total	$(9,876)	$—	$(9,876)	$—
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximate their fair values. The fair values of our senior notes and term loans under our senior secured credit facilities are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of June 30, 2015 and December 31, 2014. The fair values of the mortgage facility and Revolver are determined based on estimates of current interest rates for similar debt, a Level 2 input.

As of June 30, 2015, we had $70 million outstanding under our Revolver which approximated fair value. The following table presents the fair value and carrying value of our senior notes and term loans under our senior secured credit facilities as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Term B facility	$1,730,625	$1,718,843	$1,724,061	$1,732,101
Incremental term loan facility	347,744	341,737	343,875	345,625
Term C facility	49,497	48,758	49,118	49,080
Senior unsecured notes due 2016	417,950	426,250	396,473	393,973
Senior secured notes due 2019	—	516,300	—	480,741
Senior secured notes due 2023	525,363	—	530,000	—

7. Accumulated Other Comprehensive Income (Loss)
As of June 30, 2015 and December 31, 2014, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Defined benefit pension and other post retirement benefit plans	$(88,380)	$(90,172)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(8,257)	(7,395)
Unrealized foreign currency translation gain	21,263	22,843
Other (1)	5,842	4,921
Total accumulated other comprehensive loss, net of tax	$(69,532)	$(69,803)
________________________

(1)	Primarily relates to our share of accumulated other comprehensive income of our joint venture.
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
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$32,589	$6,455	$81,919	$28,414
Less: Net income attributable to noncontrolling interests	1,078	702	1,825	1,448
Less: Preferred stock dividends	—	2,235	—	11,381
Net income from continuing operations available to common shareholders, basic and diluted	$31,511	$3,518	$80,094	$15,585
Denominator:
Basic weighted-average common shares outstanding	271,948	243,801	270,574	211,431
Add: Dilutive effect of stock options and restricted stock awards	7,153	8,535	7,508	8,538
Diluted weighted-average common shares outstanding	279,101	252,336	278,082	219,969
Earning per share from continuing operations:
Basic	$0.12	$0.01	$0.30	$0.07
Diluted	$0.11	$0.01	$0.29	$0.07

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the three and six months ended June 30, 2015 and 2014, as the inclusion would have been antidilutive.

9. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. Legacy Pension Plan which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. We also provide retiree life insurance benefits to certain employees who retired prior to January 1, 2014. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension and Other Postretirement Benefits:
Interest cost	$4,799	$4,900	$9,549	$9,802
Expected return on plan assets	(5,259)	(6,025)	(10,559)	(12,050)
Amortization of prior service credit	(359)	(358)	(717)	(716)
Amortization of actuarial loss, net	1,798	1,167	3,523	2,334
Net periodic cost (credit)	$979	$(316)	$1,796	$(630)

We are not required to make any contributions to our defined benefit pension plans during 2015 under the Employee Retirement Income Security Act of 1974, as amended. We made no contributions to fund our defined benefit pension plans during the three and six months ended June 30, 2015. We made contributions of $2 million during the six months ended June 30, 2014. We may, at our discretion, voluntarily contribute from zero to $10 million to our defined benefit pension plans during the remainder of 2015. Contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions.
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

We have received recent favorable decisions pertaining to cases in Florida, North Carolina, California, Montana, Arizona and Colorado. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits, and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. On June 11, 2015, the Supreme Court of Florida affirmed the Leon County judgment in favor of Travelocity and other OTAs, ruling they are not subject to state or local taxes that apply to the renting, leasing, or letting of hotel rooms. On June 26, 2015, Leon County filed a motion for rehearing with the Florida Supreme Court, which remains pending. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court. On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. The lawsuit had been brought by the Montana Department of Revenue, which has appealed the decision. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has petitioned the Supreme Court of Colorado to review the decision.
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on July 23, 2015 a court of appeals for the District of Columbia ruled in favor of the District on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. We did not record material charges associated with these cases during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, our reserve for these cases totaled $5 million and is included in other accrued liabilities in our consolidated balance sheets.
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
We did not record material charges associated with our case with the State of Hawaii during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, we maintained an accrued liability of $11 million included in other accrued liabilities for this case and did not make material payments in the three and six months ended June 30, 2015. Payment of any amount is not an admission that we are subject to the taxes in question. We expect to receive a final ruling on the amounts owed by Travelocity in the third quarter of 2015. At that time, we will adjust our accrued liability to any remaining amounts due for periods and taxes not covered by the court’s rulings. We also expect to receive a refund from the State of Hawaii for a significant portion of the $35 million we previously paid to them to appeal. Any resulting gain will be recognized in our results of discontinued operations and cash flows from discontinued operations in our consolidated statements of operations and consolidated statements of cash flows, respectively.
As of June 30, 2015, we have a reserve of $18 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes, which includes the $11 million reserve liability for the estimated remaining payments to the State of Hawaii. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
US Airways Antitrust Litigation and DOJ Investigation
US Airways Antitrust Litigation
In April 2011, US Airways sued us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with US Airways, which US Airways says contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Document, fact and expert witness discovery are complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a ruling eliminating a majority of the alleged damages as well as rejecting a request for injunctive relief. The injunctive relief sought by US Airways could have resulted in the court requiring us to modify language in our customer contracts. The claims that have been dismissed to date are subject to appeal.
With respect to the remaining claims in this case, we believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims. If our motion for entry of judgment, described below, is denied, a bench trial for this lawsuit has been set to begin in October 2015.

In June 2015, US Airways filed a Second Amended Complaint that limited its request for relief for the remaining claims to an amount not to exceed twenty dollars (post-trebling), plus reasonable costs, attorneys’ fees and pre- and post-judgment interest, as well as declaratory relief with respect to those claims, including claims that we acted anticompetitively and maintained alleged market power.
In July 2015, we made an offer of judgment to US Airways, in which we offered to pay US Airways twenty dollars plus reasonable costs and attorneys’ fees incurred to date in an amount to be determined by the court. The offer of judgment provided for the entry of a judgment against us on all remaining claims without an admission of liability. US Airways rejected our offer of judgment. We have filed a motion for entry of judgment requesting that the court enter judgment pursuant to the terms of our offer because it provides US Airways with complete relief on all remaining, available claims. US Airways has responded that entry of judgment is not appropriate because our offer does not address US Airways’ claim for declaratory relief, which we contend is moot in light of, among other things, the fact that US Airways’ remaining claims relate to only an expired contract and a past alleged conspiracy. No ruling has been made as of the date of this Quarterly Report on Form 10-Q on our motion for entry of judgment. If the court enters judgment based on the terms of our offer, we would be required to pay US Airways twenty dollars plus reasonable costs and attorneys’ fees incurred as of the date of the offer. To the extent that US Airways appeals the claims that the court previously dismissed, we would continue to defend against those claims.
We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business. If favorable resolution of the matter is not reached, US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. We have not made any provisions or recorded any liability for the potential resolution of this matter. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Putative Class Action Lawsuits
On July 14, 2015 and July 20, 2015, two putative class action lawsuits (with virtually identical complaints) were filed against us and two other GDSs, in the Federal District Court of New York, Southern Division. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to, for example, negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. Although the amount of damages allegedly incurred by the plaintiffs has not been asserted to date, the plaintiffs are also seeking declaratory and injunctive relief. We may incur significant fees, costs and expenses for as long as these litigation matters are ongoing.  We intend to vigorously defend against these claims.
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
We intend to continue to aggressively defend against these claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. If the DIT were to fully prevail on every claim, we could be subject to taxes, interest and penalties of approximately $34 million as of June 30, 2015, which could have an adverse effect on our business, financial condition and results of operations. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of this matter.
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
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
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
Segment information for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Travel Network	$494,515	$462,337	$1,002,445	$954,064
Airline and Hospitality Solutions	216,632	186,573	421,532	363,290
Eliminations	(4,056)	(2,530)	(6,538)	(4,559)
Total revenue	$707,091	$646,380	$1,417,439	$1,312,795

Adjusted Gross Margin (a)
Travel Network	$225,927	$217,161	$470,046	$453,809
Airline and Hospitality Solutions	95,782	75,259	184,981	140,799
Corporate	(8,885)	(5,457)	(21,481)	(20,780)
Total	$312,824	$286,963	$633,546	$573,828

Adjusted EBITDA (b)
Travel Network	$205,957	$197,971	$438,044	$412,814
Airline and Hospitality Solutions	80,985	62,555	152,473	116,015
Total segments	286,942	260,526	590,517	528,829
Corporate	(59,369)	(45,978)	(119,358)	(103,018)
Total	$227,573	$214,548	$471,159	$425,811

Depreciation and amortization
Travel Network	$15,280	$15,772	$29,624	$31,809
Airline and Hospitality Solutions	31,910	26,700	74,907	53,698
Total segments	47,190	42,472	104,531	85,507
Corporate	29,366	28,231	62,086	66,830
Total	$76,556	$70,703	$166,617	$152,337

Adjusted Capital Expenditures (c)
Travel Network	$14,473	$15,307	$27,558	$30,620
Airline and Hospitality Solutions	52,542	39,390	106,979	77,790
Total segments	67,015	54,697	134,537	108,410
Corporate	14,270	12,059	22,987	15,657
Total	$81,285	$66,756	$157,524	$124,067

______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted Gross Margin	$312,824	$286,963	$633,546	$573,828
Less adjustments:
Selling, general and administrative	123,360	127,651	245,718	238,389
Cost of revenue adjustments:
Depreciation and amortization (1)	53,079	48,115	117,746	106,924
Amortization of upfront incentive consideration (2)	10,878	11,742	22,050	22,789
Restructuring and other costs (4)	—	1,401	—	2,579
Stock-based compensation	2,902	1,972	6,435	3,358
Operating income	$122,605	$96,082	$241,597	$199,789

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$227,573	$214,548	$471,159	$425,811
Less adjustments:
Depreciation and amortization of property and equipment (1a)	46,244	40,661	107,907	81,110
Amortization of capitalized implementation costs (1b)	7,902	8,890	15,426	17,987
Acquisition-related amortization (1c)	23,211	21,953	44,886	54,842
Amortization of upfront incentive consideration (2)	10,878	11,742	22,050	22,789
Interest expense, net	42,609	53,235	89,062	117,179
Loss on extinguishment of debt	33,235	30,558	33,235	33,538
Other, net (3)	(197)	(391)	4,248	1,963
Restructuring and other costs (4)	—	2,128	—	3,684
Acquisition-related costs (5)	2,053	—	3,864	—
Litigation costs (6)	2,043	2,572	5,479	7,118
Stock-based compensation	7,330	4,885	16,124	8,484
Management fees (7)	—	21,576	—	23,508
Provision for income taxes	19,676	10,284	46,959	25,195
Income from continuing operations	$32,589	$6,455	$81,919	$28,414
______________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

c.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

(2)
Our Travel Network business at times makes upfront cash payments or other consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized over an average expected life of the service contract, generally over three years to five years. Such consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. Such service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. Such service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

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

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus (see Note 12, Subsequent Events).

(6)	Litigation costs represent charges or settlements associated with airline antitrust litigation (see Note 10, Contingencies).

(7)
We paid an annual management fee, pursuant to a Management Services Agreement (“MSA”), to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, we paid a $21 million fee, in the aggregate, to TPG and Silver Lake at the closing of our initial public offering in April of 2014. The MSA was terminated thereafter.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Additions to property and equipment	$66,051	$56,812	$127,963	$106,470
Capitalized implementation costs	15,234	9,944	29,561	17,597
Adjusted Capital Expenditures	$81,285	$66,756	$157,524	$124,067
12. Subsequent Events
On July 1, 2015, we completed the acquisition of the remaining 65% interest Abacus International Pte Ltd (“AIPL”), a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Also in July 2015, AIPL completed the acquisition of the remaining interest in two national marketing companies ("NMCs"), Abacus Distribution Systems (Hong Kong) and Abacus Travel Systems (Singapore) (together with AIPL, “Abacus”), in which AIPL owned minority interests. We expect to continue reviewing opportunities to acquire other NMCs in the Asia-Pacific region. Abacus will be managed as a region of our Travel Network business. Separately, we have signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS.

The net cash consideration for Abacus was $433 million, which excludes the effect of net working capital adjustments subject to finalization. The acquisition was funded with a combination of cash on hand and a $70 million draw on our Revolver. The purchase price allocation and pro forma financial information are not yet available due to limited access to Abacus' books and records prior to the acquisition and the limited time from the completion of the acquisition through the date of this Quarterly Report on Form 10-Q.

In connection with our acquisition of Abacus, we expect to recognize a gain in the third quarter of 2015 as the result of remeasuring our previous 35% equity interest in AIPL to its fair value as of the acquisition date. We are in process of determining this amount which we expect to be significant to our results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about future trends, events, uncertainties and our plans and expectations of what may happen in the future. Any statements that are not historical or current facts are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “expect,” “may,” “will,” “should,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
In July 2015, we completed the acquisition of the remaining 65% interest in AIPL and the acquisition of two NMCs for net cash consideration of $433 million, which excludes the effect of net working capital adjustments subject to finalization. AIPL is a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us, and AIPL owned minority interests in the two NMCs. Abacus will be managed as a region of our Travel Network business. Separately, we have signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS.
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
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in our Annual Report on Form 10-

K filed with the SEC on March 3, 2015. There have been no material changes to the Factors Affecting our Results previously disclosed in our Annual Report.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Travel Network
Direct Billable Bookings - Air	88,442	81,053	9.1%	179,865	170,098	5.7%
Direct Billable Bookings - Non-Air	14,687	13,862	6.0%	28,698	27,460	4.5%
Total Direct Billable Bookings	103,129	94,915	8.7%	208,563	197,558	5.6%
Airline Solutions Passengers Boarded	139,265	131,450	5.9%	265,439	249,066	6.6%

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

The following table sets forth the reconciliation of net income (loss) attributable to common shareholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$32,207	$(13,132)	$239,701	$(25,121)
(Income) loss from discontinued operations, net of tax	(696)	16,650	(159,607)	40,706
Net income attributable to noncontrolling interests(1)	1,078	702	1,825	1,448
Preferred stock dividends	—	2,235	—	11,381
Income from continuing operations	32,589	6,455	81,919	28,414
Adjustments:
Acquisition-related amortization(2a)	23,211	21,953	44,886	54,842
Loss on extinguishment of debt	33,235	30,558	33,235	33,538
Other, net(4)	(197)	(391)	4,248	1,963
Restructuring and other costs(5)	—	2,128	—	3,684
Acquisition-related costs (6)	2,053	—	3,864	—
Litigation costs(7)	2,043	2,572	5,479	7,118
Stock-based compensation	7,330	4,885	16,124	8,484
Management fees(8)	—	21,576	—	23,508
Tax impact of net income adjustments	(24,210)	(32,481)	(38,767)	(51,924)
Adjusted Net Income from continuing operations	$76,054	$57,255	$150,988	$109,627
Adjusted Net Income from continuing operations per share	$0.27	$0.23	$0.54	$0.50
Diluted weighted-average common shares outstanding	279,101	252,336	278,082	219,969

Adjusted Net Income from continuing operations	$76,054	$57,255	$150,988	$109,627
Adjustments:
Depreciation and amortization of property and equipment(2b)	46,244	40,661	107,907	81,110
Amortization of capitalized implementation costs(2c)	7,902	8,890	15,426	17,987
Amortization of upfront incentive consideration(3)	10,878	11,742	22,050	22,789
Interest expense, net	42,609	53,235	89,062	117,179
Remaining provision for income taxes	43,886	42,765	85,726	77,119
Adjusted EBITDA	$227,573	$214,548	$471,159	$425,811
The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended June 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$173,691	$49,075	$(100,161)	$122,605
Add back:
Selling, general and administrative	26,600	15,036	81,724	123,360
Cost of revenue adjustments:
Depreciation and amortization(2)	14,758	31,671	6,650	53,079
Amortization of upfront incentive consideration(3)	10,878	—	—	10,878
Stock-based compensation	—	—	2,902	2,902
Adjusted Gross Margin	225,927	95,782	(8,885)	312,824
Selling, general and administrative	(26,600)	(15,036)	(81,724)	(123,360)
Joint venture equity income	5,307	—	—	5,307
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	522	239	22,716	23,477
Acquisition-related costs(6)	—	—	2,053	2,053
Litigation costs(7)	—	—	2,043	2,043
Stock-based compensation	—	—	4,428	4,428
Adjusted EBITDA	$205,957	$80,985	$(59,369)	$227,573

	Three Months Ended June 30, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$165,597	$35,855	$(105,370)	$96,082
Add back:
Selling, general and administrative	24,555	12,924	90,172	127,651
Cost of revenue adjustments:
Depreciation and amortization(2)	15,267	26,480	6,368	48,115
Amortization of upfront incentive consideration(3)	11,742	—	—	11,742
Restructuring and other costs(5)	—	—	1,401	1,401
Stock-based compensation	—	—	1,972	1,972
Adjusted Gross Margin	217,161	75,259	(5,457)	286,963
Selling, general and administrative	(24,555)	(12,924)	(90,172)	(127,651)
Joint venture equity income	4,059	—	—	4,059
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	505	220	21,863	22,588
Restructuring and other costs(5)	—	—	727	727
Litigation costs(7)	—	—	2,572	2,572
Stock-based compensation	—	—	2,913	2,913
Management fees(8)	—	—	21,576	21,576
Adjusted EBITDA	$197,971	$62,555	$(45,978)	$214,548

	Six Months Ended June 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$370,942	$77,566	$(206,911)	$241,597
Add back:
Selling, general and administrative	48,484	33,015	164,219	245,718
Cost of revenue adjustments:
Depreciation and amortization(2)	28,570	74,400	14,776	117,746
Amortization of upfront incentive consideration(3)	22,050	—	—	22,050
Stock-based compensation	—	—	6,435	6,435
Adjusted Gross Margin	470,046	184,981	(21,481)	633,546
Selling, general and administrative	(48,484)	(33,015)	(164,219)	(245,718)
Joint venture equity income	13,826	—	—	13,826
Joint venture intangible amortization(2a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,054	507	47,310	48,871
Acquisition-related costs(6)	—	—	3,864	3,864
Litigation costs(7)	—	—	5,479	5,479
Stock-based compensation	—	—	9,689	9,689
Adjusted EBITDA	$438,044	$152,473	$(119,358)	$471,159

	Six Months Ended June 30, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$350,114	$62,317	$(212,642)	$199,789
Add back:
Selling, general and administrative	50,227	25,319	162,843	238,389
Cost of revenue adjustments:
Depreciation and amortization(2)	30,679	53,163	23,082	106,924
Amortization of upfront incentive consideration(3)	22,789	—	—	22,789
Restructuring and other costs(5)	—	—	2,579	2,579
Stock-based compensation	—	—	3,358	3,358
Adjusted Gross Margin	453,809	140,799	(20,780)	573,828
Selling, general and administrative	(50,227)	(25,319)	(162,843)	(238,389)
Joint venture equity income	6,500	—	—	6,500
Joint venture intangible amortization(2a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,130	535	43,748	45,413
Restructuring and other costs(5)	—	—	1,105	1,105
Litigation costs(7)	—	—	7,118	7,118
Stock-based compensation	—	—	5,126	5,126
Management fees(8)	—	—	23,508	23,508
Adjusted EBITDA	$412,814	$116,015	$(103,018)	$425,811
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Additions to property and equipment	$66,051	$56,812	$127,963	$106,470
Capitalized implementation costs	15,234	9,944	29,561	17,597
Adjusted Capital Expenditures	$81,285	$66,756	$157,524	$124,067
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$267,999	$204,456
Cash used in investing activities	(127,815)	(106,235)
Cash provided by (used in) financing activities	34,233	(3,579)

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$267,999	$204,456
Additions to property and equipment	(127,963)	(106,470)
Free Cash Flow	140,036	97,986
Adjustments:
Restructuring and other costs(5)(9)	280	10,595
Acquisition-related costs(6)(9)	3,864	—
Litigation settlement(7)(10)	16,100	11,648
Other litigation costs(7)(9)	5,479	7,118
Management fees(8)(9)	—	23,508
Adjusted Free Cash Flow	$165,759	$150,855
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in Sabre Travel Network Middle East of 40% for all periods presented and in Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014 for the three and six months ended June 30, 2015 and 2014.

(2)	Depreciation and amortization expenses:

a.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date and amortization of the excess basis in our underlying equity in joint ventures.

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

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus.

(7)	Litigation settlement and other litigation costs represent settlements or charges associated with airline antitrust litigation.

(8)
We paid an annual management fee, pursuant to the MSA, to TPG and Silver Lake in an amount between (i) $5 million and (ii) $7 million, the actual amount of which is calculated based upon 1% of Adjusted EBITDA, as defined in the MSA, earned by the company in such fiscal year up to a maximum of $7 million. In addition, we paid a $21 million fee, in the aggregate, to TPG and Silver Lake at the closing of our initial public offering in April of 2014. The MSA was terminated thereafter.

(9)
The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(10)	Includes payment credits used by American Airlines to pay for purchases of our technology services. The payment credits were provided by us as part of our litigation settlement with American Airlines.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenue	$707,091	$646,380	$1,417,439	$1,312,795
Cost of revenue	461,126	422,647	930,124	874,617
Selling, general and administrative	123,360	127,651	245,718	238,389
Operating income	122,605	96,082	241,597	199,789
Interest expense, net	(42,609)	(53,235)	(89,062)	(117,179)
Loss on extinguishment of debt	(33,235)	(30,558)	(33,235)	(33,538)
Joint venture equity income	5,307	4,059	13,826	6,500
Other income (expense), net	197	391	(4,248)	(1,963)
Income from continuing operations before income taxes	52,265	16,739	128,878	53,609
Provision for income taxes	19,676	10,284	46,959	25,195
Income from continuing operations	$32,589	$6,455	$81,919	$28,414

Three Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$494,515	$462,337	$32,178	7%
Airline and Hospitality Solutions	216,632	186,573	30,059	16%
Total segment revenue	711,147	648,910	62,237	10%
Eliminations	(4,056)	(2,530)	(1,526)	(60)%
Total revenue	$707,091	$646,380	$60,711	9%
Travel Network—Revenue increased $32 million, or 7%, for the three months ended June 30, 2015 compared to the same period in the prior year.
The $32 million increase in revenue primarily resulted from:

•
a $30 million increase in transaction-based revenue to $428 million primarily as a result of a 9% increase in Direct Billable Bookings to 103 million in the three months ended June 30, 2015. The increase in Direct Billable Bookings was driven by growth of 7% in North America; 20% in Europe, the Middle East and Africa ("EMEA"); and modest growth in Latin America.

•	a $10 million increase in other revenue primarily related to certain services we provide to our joint venture in Asia Pacific; partially offset by

•
a $7 million decrease due to an intersegment fee charged by Travel Network to Travelocity in the prior year period for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels.

Airline and Hospitality Solutions—Revenue increased $30 million, or 16%, for the three months ended June 30, 2015 compared to the same period in the prior year.
The $30 million increase in revenue primarily resulted from:

•
a $16 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended June 30, 2015 compared to the same period in the prior year. Approximately $6 million of the revenue increase in SabreSonic CSS is attributable to growth in PBs of 6% to 139 million for the three months ended June 30, 2015, combined with higher revenue per PB due to broader adoption of our products by our existing customers. The growth in PBs was driven by existing customers. In addition, we recognized $9 million in revenue during the three months ended June 30, 2015 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012;

•	a $6 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•
an $8 million increase in Hospitality Solutions revenue for the three months ended June 30, 2015 compared to the same period in the prior year driven primarily by an increase in Central Reservation System (“CRS”) transactions and an increase in revenue from our SynXis Property Manager solution.

Cost of Revenue

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$268,588	$245,176	$23,412	10%
Airline and Hospitality Solutions	120,849	111,315	9,534	9%
Eliminations	(4,046)	(2,525)	(1,521)	(60)%
Total segment cost of revenue	385,391	353,966	31,425	9%
Corporate	11,778	8,824	2,954	33%
Depreciation and amortization	53,079	48,115	4,964	10%
Amortization of upfront incentive consideration	10,878	11,742	(864)	(7)%
Total cost of revenue	$461,126	$422,647	$38,479	9%

Travel Network—Cost of revenue increased $23 million, or 10%, for the three months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily the result of increases in incentive consideration which was mainly driven by volume growth.

Airline and Hospitality Solutions—Cost of revenue increased $10 million, or 9%, for the three months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs.
Corporate—Cost of revenue associated with corporate unallocated costs increased $3 million, or 33%, for the three months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily due to an increase in unallocated labor costs.
Depreciation and amortization—Depreciation and amortization increased $5 million, or 10%, for the three months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration was flat for the three months ended June 30, 2015 compared to the same period in the prior year.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$123,360	$127,651	$(4,291)	(3)%
Selling, general and administrative expenses decreased by $4 million, or 3%, for the three months ended June 30, 2015 compared to the same period in the prior year. The decrease was primarily due to a final management fee of $22 million paid in the prior year period to TPG and Silver Lake mainly in conjunction with our initial public offering. This decrease was partially offset by a $4 million increase in labor costs to support the growth of the business, a $4 million increase in stock-based compensation, a $2 million bad debt reserve associated with value-added tax receivables due from Greece and a $7 million increase in various other costs primarily related to secondary equity offerings, acquisition-related costs and depreciation and amortization.

Interest Expense, net

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$42,609	$53,235	$(10,626)	(20)%

Interest expense, net, decreased $11 million, or 20%, for the three months ended June 30, 2015 compared to the same period in the prior year. The decrease was primarily the result of the prepayments on our 2019 Notes and Term C facility, made in the second quarter of 2014, and a lower effective interest rate as a result of the extinguishment of our 2019 Notes through the issuance of our 2023 Notes in April 2015.  In addition, we recognized $4 million in losses during the three months ended June 30, 2014 associated with interest rate swaps that matured in September 2014.
Loss on Debt Extinguishment

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,235	$30,558	$2,677	9%
As a result of the refinancing of our 2019 Notes in April of 2015, we recognized a loss on extinguishment of debt of $33 million which consisted of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. During the three months ended June 30, 2014, we recognized a loss on extinguishment of debt of $31 million as a result of prepayments on our Term C facility and 2019 Notes, which included a $27 million prepayment fee on the 2019 Notes.
Joint Venture Equity Income

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$5,307	$4,059	$1,248	31%

Joint venture equity income increased by $1 million for the three months ended June 30, 2015 compared to the same period in the prior year. Our primary joint venture is a 35% investment in AIPL in Asia Pacific. During the second quarter, AIPL revenue increased $8 million or 8% and operating income increased $4 million or 23% compared to the prior year period. Net income for AIPL increased $4 million of which our 35% share of this increase was $1 million and is reflected in joint venture equity income.
Provision for Income Taxes

	Three Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$19,676	$10,284	$9,392	91%
Our effective tax rates for the three months ended June 30, 2015 and 2014 were 38% and 61%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Six Months Ended June 30, 2015 and 2014
Revenue

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$1,002,445	$954,064	$48,381	5%
Airline and Hospitality Solutions	421,532	363,290	58,242	16%
Total segment revenue	1,423,977	1,317,354	106,623	8%
Eliminations	(6,538)	(4,559)	(1,979)	(43)%
Total revenue	$1,417,439	$1,312,795	$104,644	8%
Travel Network—Revenue increased $48 million, or 5%, for the six months ended June 30, 2015 compared to the same period in the prior year.
The $48 million increase in revenue primarily resulted from:

•
a $39 million increase in transaction-based revenue to $875 million as a result of a 6% increase in Direct Billable Bookings to 209 million in the six months ended June 30, 2015. The increase in Direct Billable Bookings was driven by growth of 4% in North America, 14% in EMEA and modest growth in Latin America. The increase in Direct Billable Bookings was partially offset by a decrease in the average booking fee, which includes the impact on our average booking fee from the US Airways merger with American Airlines.

•	a $17 million increase in other revenue primarily related to certain services we provide to our joint venture in Asia Pacific; partially offset by

•
a $7 million decrease due to an intersegment fee charged by Travel Network to Travelocity in the prior year period for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels.

Airline and Hospitality Solutions—Revenue increased $58 million, or 16%, for the six months ended June 30, 2015 compared to the same period in the prior year.
The $58 million increase in revenue primarily resulted from:

•
a $36 million increase in Airline Solutions’ SabreSonic CSS revenue for the six months ended June 30, 2015 compared to the same period in the prior year. Approximately $12 million of the revenue increase in SabreSonic CSS is attributable to growth in PBs of 7% to 265 million for the six months ended June 30, 2015, combined with higher revenue per PB due to broader adoption of our products by our existing customers. The growth in PBs was driven by existing customers. In addition, we recognized $18 million in revenue during the six months ended June 30, 2015 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012;

•	an $8 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•	a $15 million increase in Hospitality Solutions revenue for the six months ended June 30, 2015 compared to the same period in the prior year driven primarily by an increase in CRS transactions.

Cost of Revenue

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$532,399	$500,254	$32,145	6%
Airline and Hospitality Solutions	236,550	222,492	14,058	6%
Eliminations	(6,528)	(4,552)	(1,976)	(43)%
Total segment cost of revenue	762,421	718,194	44,227	6%
Corporate	27,907	26,710	1,197	4%
Depreciation and amortization	117,746	106,924	10,822	10%
Amortization of upfront incentive consideration	22,050	22,789	(739)	(3)%
Total cost of revenue	$930,124	$874,617	$55,507	6%

Travel Network—Cost of revenue increased $32 million, or 6%, for the six months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily the result of increases in incentive consideration which was mainly driven by volume growth.

Airline and Hospitality Solutions—Cost of revenue increased $14 million, or 6%, for the six months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs.
Corporate—Cost of revenue associated with corporate unallocated costs increased $1 million, or 4%, for the six months ended June 30, 2015 compared to the same period in the prior year.
Depreciation and amortization—Depreciation and amortization increased $11 million, or 10%, for the six months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration was flat for the six months ended June 30, 2015 compared to the same period in the prior year.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$245,718	$238,389	$7,329	3%
Selling, general and administrative expenses increased by $7 million, or 3%, for the six months ended June 30, 2015 compared to the same period in the prior year. The increase was primarily the result of a $10 million increase in labor costs to support the growth of the business, a $5 million increase in stock-based compensation, a $4 million increase in acquisition-related costs and a $4 million increase in bad debt. The increase in bad debt includes a $2 million charge associated with value-added tax receivables due from Greece. Various other expenses increased by $8 million, mainly associated with secondary equity offerings, technology-related costs and depreciation and amortization. These increases were partially offset by $24 million in management fees paid in the prior year period to TPG and Silver Lake mainly in connection with our initial public offering.
Interest Expense, net

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$89,062	$117,179	$(28,117)	(24)%

Interest expense, net, decreased $28 million, or 24%, for the six months ended June 30, 2015 compared to the same period in the prior year. The decrease was primarily the result of the prepayments on our 2019 Notes and Term C facility, made in the second quarter of 2014, and a lower effective interest rate as a result of the the extinguishment of our 2019 Notes through the issuance of our 2023 Notes in April 2015.  In addition, we recognized $8 million in losses during the six months ended June 30, 2014 associated with interest rate swaps that matured in September 2014.
Loss on Extinguishment of Debt

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,235	$33,538	$(303)	(1)%
As a result of the refinancing of our 2019 Notes in April of 2015, we recognized a loss on extinguishment of debt of $33 million which consisted of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. During the six months ended June 30, 2014, we recognized a loss on extinguishment of debt of $31 million as a result of prepayments on our Term C facility and 2019 Notes, which included a $27 million prepayment fee on the 2019 Notes.
Joint Venture Equity Income

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$13,826	$6,500	$7,326	113%

Joint venture equity income increased by $7 million for the six months ended June 30, 2015 compared to the same period in the prior year. During the six months ended June 30, 2015, AIPL revenue increased $17 million, or 10%, and operating income increased $8 million, or 26%, compared to the prior year period. AIPL released a significant tax reserve due to resolution of certain tax positions with a local tax authority, which resulted in an increase in net income of AIPL of $9 million. Net income for AIPL increased $21 million of which our 35% share of this increase was $7 million and is reflected in joint venture equity income.
Other Expenses, net

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Other expenses, net	$4,248	$1,963	$2,285	116%
Other expenses, net, increased $2 million for the six months ended June 30, 2015 compared to the prior year. The increase was driven primarily by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Six Months Ended June 30,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$46,959	$25,195	$21,764	86%
Our effective tax rates for the six months ended June 30, 2015 and 2014 were 36% and 47%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and a decrease in nondeductible losses and other discrete tax items relative to the amount of pre-tax income.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2015 and December 31, 2014, our cash and cash equivalents, Revolver availability and outstanding balance, and outstanding letters of credit were as follows (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$578,033	$155,679
Available balance under the Revolver	305,839	358,619
Reductions to the Revolver availability:
Outstanding Revolver balance	70,000	—
Outstanding letters of credit	29,325	46,545

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2015 and December 31, 2014.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock and service our debt and other long-term liabilities. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value and enhance financial performance. These transactions may require cash expenditures or generate proceeds.
As of June 30, 2015, we have net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes, most of which are subject to the tax receivable agreement (“TRA”). Although future changes in our common stock ownership, including through sales of stock by large stockholders or other transactions that are not within our control, may lead to a change of control under Section 382 of the Internal Revenue Code, as of the date of this Quarterly Report on Form 10-Q we do not believe this will limit our ability to fully realize any benefit from the NOLs to which we are entitled.
Liquidity Outlook
We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. From time to time, we may supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016. In July 2015, we completed our acquisition of Abacus for net cash consideration of $433 million. See "—Recent Events Impacting our Liquidity and Capital Resources—Acquisition of Abacus." In addition, we expect to continue reviewing opportunities to acquire other national marketing companies in the Asia-Pacific region. We expect that the acquisition of Abacus and these national marketing companies will require approximately $475 million in total, including advisory and financing costs.
Dividends
During the second quarter of 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $25 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. On July 28, 2015, our board of directors declared a cash dividend of $0.09 per share of our common stock, payable on September 30, 2015, to shareholders of record as of September 21, 2015. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

Recent Events Impacting Our Liquidity and Capital Resources
Issuance of 2023 Notes and Extinguishment of 2019 Notes
In April 2015, we extinguished our $480 million 2019 Notes through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375%. We received proceeds of $522 million, net of underwriting fees and commissions, from the 2023 Notes which were used to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.
Acquisition of Abacus
In July 2015, we completed the acquisition of the remaining 65% interest in AIPL and the acquisition of two NMCs for net cash consideration of $433 million, which excludes the effect of net working capital adjustments subject to finalization. The acquisition was funded with a combination of cash on hand and a $70 million draw on our Revolver.
Sale of Travelocity.com and lastminute.com
On January 23, 2015, we sold Travelocity.com to Expedia for cash consideration of $280 million.
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
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. During the six months ended June 30, 2015, we collected $1 million from customers in Venezuela all of which was outstanding as of December 31, 2014. Accounts receivable outstanding from customers in Venezuela totaled $12 million as of June 30, 2015, which will be recognized as revenue when cash is received.
Secondary Public Offerings
During the six months ended June 30, 2015, certain of our stockholders sold an aggregate of 54,970,000 shares of our common stock, which includes 7,170,000 shares of our common stock sold as a result of the underwriters' exercise of their overallotment options. We did not offer any shares or receive any proceeds from these secondary public offerings or from the exercise of the underwriters' allotment options.
Senior Secured Credit Facilities
On February 19, 2013, Sabre GLBL entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of a $296 million prepayment made in April 2014, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance of $32 million on December 31, 2017. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). We have used the proceeds of the Incremental Term Loan Facility for working capital, general corporate purposes and strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% which commenced on the last business day of December 2013. We are scheduled to make $21 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.
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
Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Cash provided by operating activities	$267,999	$204,456
Cash used in investing activities	(127,815)	(106,235)
Cash provided by (used in) financing activities	34,233	(3,579)
Cash provided by (used in) discontinued operations	252,798	(151,663)
Effect of exchange rate changes on cash and cash equivalents	(4,861)	1,165
Increase (decrease) in cash and cash equivalents	$422,354	$(55,856)

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2015 was $268 million and consisted of net income from continuing operations of $82 million, adjustments for non-cash and other items of $273 million and a decrease in cash from changes in operating assets and liabilities of $87 million. The adjustments for non-cash and other items consist primarily of $167 million of depreciation and amortization, $33 million of loss on extinguishment of debt, $37 million of deferred income taxes, $29 million of dividends received from joint venture investments, $22 million in amortization of upfront incentive consideration and $16 million stock-based compensation expense, partially offset by $33 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $87 million was primarily the result of a $48 million increase in accounts receivable due to seasonality, a $44 million increase in other assets mainly attributable to deferred advances to customers, $30 million used for capitalized implementation costs, $23 million used for upfront incentive consideration and a $23 million decrease in accrued compensation and related benefits. These decreases were partially offset by an increase of $62 million in accounts payable and other accrued liabilities, mainly related to an increase in accrued incentive consideration driven by volume growth and seasonality, and an increase of $18 million in deferred revenue primarily related to upfront solution fees.
Cash provided by operating activities for the six months ended June 30, 2014 was $204 million and consisted of net income from continuing operations of $28 million, adjustments for non-cash and other items of $228 million and a decrease in cash of $52 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $152 million of depreciation and amortization, $34 million of loss on extinguishment of debt, $23 million in amortization of upfront incentive consideration, $12 million of deferred taxes and $8 million of stock-based compensation expense. The decrease in cash of $52 million from changes in operating assets and liabilities was primarily the result of a $32 million decrease in accrued compensation and related benefits, an increase of $26 million in accounts and other receivables due to seasonality and $26 million used for upfront incentive consideration. These decreases were partially offset by an increase of $41 million in deferred revenue, including upfront solution fees.
Investing Activities
For the six months ended June 30, 2015, we used cash of $128 million on capital expenditures, including $104 million related to software developed for internal use.
For the six months ended June 30, 2014, we used cash of $106 million on capital expenditures, including $87 million related to software developed for internal use.
Financing Activities
For the six months ended June 30, 2015, we received net proceeds of $34 million from financing activities. Significant highlights of our financing activities include:

•	We extinguished our 2019 Notes through the issuance of $530 million of senior secured notes due in 2023;

•	we drew $70 million on the Revolver to partially fund our acquisition of Abacus in July 2015;

•	we paid $40 million of debt prepayment fees and issuance costs;

•	we paid $49 million in dividends on our common stock; and

•	we received net proceeds of $18 million from the settlement of equity-based awards.
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

•	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes; and

•	we paid down $27 million of the term loan outstanding as part of quarterly principal repayments.
Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $26 million and $151 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows used by discontinued operating activities in the the six months ended June 30, 2015 compared to 2014 is primarily due to a decrease of cash used to pay travel supplier liabilities and lower operating losses. In 2014, Travelocity’s working capital was impacted by our long-term strategic marketing agreement with Expedia (“Expedia SMA”) and the sale of TPN as we no longer received cash directly from consumers and did not incur a payable to travel suppliers for new bookings but continued to pay travel suppliers for travel consumed that originated on our technology platforms. The Expedia SMA was terminated as the result of the sale of Travelocity.com to Expedia.
Cash flows provided by discontinued investing activities for the six months ended June 30, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 10, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.

Contractual Obligations
In April 2015, we extinguished our $480 million 2019 Notes through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375%. As of June 30, 2015, we had outstanding $70 million under the Revolver. There were no other material changes to our future minimum contractual obligations as of December 31, 2014 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2015 and year ended December 31, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption of the new standard is permitted for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this standard will have on our consolidated financial statements.
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
The following risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.
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
Additionally, we use several third-party distributor partners and joint ventures to extend our GDS services in Europe, the Middle East and Africa (“EMEA”). The termination of our contractual arrangements with any such third-party distributor partners and joint ventures could adversely impact our Travel Network business in the relevant markets. See “—We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and joint ventures.
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
Our Travel Network business relies on relationships with several large travel buyers, including travel management companies ("TMCs") and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. Such revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels.
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See “Management’s Discussion and Analysis of Financial Condition and Results

of Operations—Factors Affecting our Results-Increasing travel agency incentive consideration” for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
Our Travel Network business utilizes third-party distributor partners and joint ventures to extend our GDS services in EMEA. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since we do not exercise management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our joint venture partners.
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
Our Airline and Hospitality Solutions business principally faces competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business but our primary competitors are in the hospitality Central Reservations System and Property Management System fields. Although new entrants specializing in a particular type of software occasionally enter the solutions market, they typically focus on emerging or evolving business problems, niche solutions or small regional customers.
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
Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We process, store, and transmit large amounts of data, including personal information of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by HP or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience cybersecurity incidents that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in cybersecurity. We recently have been made aware of a cybersecurity incident involving several servers managed by a third party. Accordingly, we are conducting an investigation with respect to the current incident. At this time, we are not aware of the compromise of sensitive protected information, such as payment card industry data (“PCI”)  or personally identifiable information (“PII”), in connection with this incident. There is a risk that this investigation may reveal that PII, PCI or other material assets have been compromised or that new breaches could occur and sensitive or material information could be compromised in the future. We assume no obligation and expressly disclaim any duty to update related hereto except as required by law.
Any physical or electronic break-in, cybersecurity incidents or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “—Security breaches could expose us to liability and damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10, Contingencies, to our consolidated financial statements included in Part I, Item 1. For example, a number of state and local governments have filed lawsuits against us pertaining to sales or occupancy taxes they claim are due on some or all of our fees relating to hotel content distributed and sold via the merchant revenue model. Even if we are successful in defending these types of lawsuits, state and local governments could adopt new ordinances directly taxing hotel booking fees and we may not be able to successfully challenge such ordinances.
Additionally, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to (i) payment of reasonable attorneys’ fees and costs or (ii) declaratory relief. Other parties might likewise seek to benefit from any unfavorable outcome by bringing their own claims against us on the same or similar grounds. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to both the US Airways and DOJ proceedings, if declaratory relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described in Note 10, Contingencies, to our consolidated financial statements included in Part I, Item 1 and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 10, Contingencies, to our consolidated financial statements included in Part I, Item 1 for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
In our processing of travel transactions, we collect, process, store, use and transmit large amounts of sensitive personal data. This information is increasingly subject to legal restrictions around the world, which may result in conflicting legal requirements in the United States and other jurisdictions. For example, the U.S. Congress and federal agencies, including the Federal Trade Commission, have started to take a more aggressive stance in drafting and enforcing privacy and data protection laws. The EU is also in the process of proposing reforms to its existing data protection legal framework. These legal restrictions are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction. Companies that handle this type of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure or use of sensitive personal information. As privacy and data protection becomes an increasingly politicized issue, we may also become exposed to potential liabilities as a result of conflicting legal requirements, differing views on the privacy of travel data or failure to comply with applicable requirements. Our business could be materially adversely affected if we are unable or unwilling to comply with legal restrictions on the use of sensitive personal information or if such restrictions are expanded to require changes in our current business practices or are interpreted in ways that conflict with or negatively impact our present or future business practices. Additionally, we are required to indemnify some of our customers for liability arising from data breaches under the terms of our agreements with such customers. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims. See “—Security breaches could expose us to liability and damage our reputation and our business.”

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
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at June 30, 2015 contained intangible assets, net, including goodwill, of approximately $2,590 million. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We are exposed to risks associated with PCI compliance.
The PCI Data Security Standard (“PCI DSS”) is a set of comprehensive requirements endorsed by credit card issuers for enhancing payment account data security that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. PCI DSS compliance is required in order to maintain credit card processing facilities. The cost of compliance with the PCI DSS is significant and may increase as the requirements change. We are tested periodically for compliance with the current version and our last assessment was completed in June 2015. We were found to be compliant in that assessment. Compliance does not guarantee a completely secure environment. Moreover, compliance is an ongoing activity and the formal requirements likely will evolve as new threats and protective measures are identified. In the event that we were to lose PCI DSS compliance (or fail to achieve compliance with a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have a significant amount of indebtedness. As of June 30, 2015, we had $3,205 million of indebtedness outstanding in addition to $306 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), after taking into account the availability reduction of $29 million for letters of credit issued under the revolving portion. Our senior unsecured notes of $400 million matures in March 2016. We have no other indebtedness due in the next twelve months. Our substantial level of indebtedness will increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Amended and Restated Credit Agreement and the indentures governing our senior unsecured notes due in 2016 and senior secured notes due in 2023, respectively, allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We conduct various operations outside the United States, primarily in Canada, South America, Europe, Australia and Asia. For the six months ended June 30, 2015, foreign currency operations included $87 million of revenue and $232 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively. For the year ended December 31, 2014, foreign currency operations included $163 million of revenue and $419 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 5% and 6% of our revenue and operating expenses, respectively, for the six months ended June 30, 2015. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Euro, the British Pound Sterling, the Polish Zloty, the Australian Dollar and the Indian Rupee. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
As of July 31, 2015, the Principal Stockholders (as defined below) own, in the aggregate, approximately 58% of our outstanding common stock. We are a party to an amended and restated Stockholders’ Agreement (the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest (each as defined below). Pursuant to the Stockholders’ Agreement the Silver Lake Funds and the TPG Funds currently have the right to designate for nomination two directors and three directors, respectively, which collectively will represent a majority of the members of our board of directors. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director, defined herein as the Joint Designee, who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
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
We intend to continue to pay quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, compliance with covenants and financial ratios related to existing or future indebtedness, including under our Amended and Restated Credit Agreement and our senior secured notes due in 2023, and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
2.3
Share Purchase Agreement, dated as of May 14, 2015, by and between Abacus International Holdings Ltd and Sabre Technology Enterprises II Ltd. (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015).

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

SABRE CORPORATION
(Registrant)
Date:	August 4, 2015	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)