Form 10-Q
period 2015-09-30
Sabre Corp
filed 2015-10-29
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 26, 2015, 277,548,548 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$785,002	$672,480	$2,202,441	$1,985,275
Cost of revenue (1) (2)	509,906	441,052	1,440,030	1,315,669
Selling, general and administrative (2)	166,324	113,581	412,042	351,970
Operating income	108,772	117,847	350,369	317,636
Other income (expense):
Interest expense, net	(40,581)	(50,153)	(129,643)	(167,332)
Loss on extinguishment of debt	—	—	(33,235)	(33,538)
Joint venture equity income	372	2,867	14,198	9,367
Other, net	92,568	1,124	88,320	(839)
Total other income (expense), net	52,359	(46,162)	(60,360)	(192,342)
Income from continuing operations before income taxes	161,131	71,685	290,009	125,294
Provision for income taxes	38,007	30,456	84,966	55,651
Income from continuing operations	123,124	41,229	205,043	69,643
Income (loss) from discontinued operations, net of tax	53,892	(3,946)	213,499	(44,652)
Net income	177,016	37,283	418,542	24,991
Net income attributable to noncontrolling interests	676	720	2,501	2,168
Net income attributable to Sabre Corporation	176,340	36,563	416,041	22,823
Preferred stock dividends	—	—	—	11,381
Net income attributable to common stockholders	$176,340	$36,563	$416,041	$11,442

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.44	$0.15	$0.74	$0.24
Income (loss) from discontinued operations	0.20	(0.01)	0.78	(0.19)
Net income per common share	$0.64	$0.14	$1.53	$0.05
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.44	$0.15	$0.73	$0.24
Income (loss) from discontinued operations	0.19	(0.01)	0.77	(0.19)
Net income per common share	$0.63	$0.13	$1.49	$0.05
Weighted-average common shares outstanding:
Basic	275,471	264,768	272,224	229,405
Diluted	281,395	273,330	278,848	237,994

Dividends per common share	$0.09	$—	$0.27	$0.09

(1) Includes amortization of upfront incentive consideration	$9,525	$10,388	$31,575	$33,177
(2) Includes stock-based compensation as follows:
Cost of revenue	$2,853	$2,165	$9,288	$5,523
Selling, general and administrative	4,351	3,200	14,040	8,326
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$177,016	$37,283	$418,542	$24,991
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax:
Foreign CTA gains (losses), net of tax	525	1,522	(1,056)	3,711
Reclassification adjustment for realized losses on foreign CTA, net of tax of $12,152	(18,558)	—	(18,558)	—
Net change in foreign CTA gains (losses), net of tax	(18,033)	1,522	(19,614)	3,711
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $130, $129, $388 and $386	(228)	(229)	(687)	(686)
Amortization of actuarial losses, net of taxes of $(635), $(454), $(1,909) and $(1,299)	1,126	803	3,375	2,292
Total retirement-related benefit plans	898	574	2,688	1,606
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $3,517, $1,096, $7,092 and $666	(9,589)	(3,799)	(17,383)	(3,181)
Reclassification adjustment for realized losses, net of taxes of $(600), $(1,057), $(2,777) and $(2,607)	1,970	1,684	8,902	2,747
Net change in unrealized gains (losses) on derivatives, net of tax	(7,619)	(2,115)	(8,481)	(434)
Share of other comprehensive income of joint venture	(7,249)	—	(6,327)	3,420
Other comprehensive (loss) income	(32,003)	(19)	(31,734)	8,303
Comprehensive income	145,013	37,264	386,808	33,294
Less: Comprehensive income attributable to noncontrolling interests	(676)	(720)	(2,501)	(2,168)
Comprehensive income attributable to Sabre Corporation	$144,337	$36,544	$384,307	$31,126

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$132,695	$155,679
Accounts receivable, net	430,362	362,911
Prepaid expenses and other current assets	27,966	34,841
Current deferred income taxes	148,190	182,277
Other receivables, net	50,733	29,893
Assets held for sale	—	112,558
Total current assets	789,946	878,159
Property and equipment, net of accumulated depreciation of $947,016 and $792,161	583,795	551,276
Investments in joint ventures	24,024	145,320
Goodwill	2,425,963	2,153,499
Acquired customer relationships, net of accumulated amortization of $588,059 and $535,334	447,904	170,629
Other intangible assets, net of accumulated amortization of $550,146 and $527,921	424,333	309,357
Other assets, net	635,755	509,764
Total assets	$5,331,720	$4,718,004

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$149,976	$117,855
Accrued compensation and related benefits	91,916	83,828
Accrued subscriber incentives	206,023	145,581
Deferred revenues	178,965	167,827
Litigation settlement liability and related deferred revenue	40,140	73,252
Other accrued liabilities	190,854	189,612
Current portion of debt	420,244	22,435
Liabilities held for sale	—	96,544
Total current liabilities	1,278,118	896,934
Deferred income taxes	253,883	61,577
Other noncurrent liabilities	639,894	613,710
Long-term debt	2,701,085	3,061,400
Commitments and contingencies (Note 11)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 277,922,158 and 268,237,547 shares issued, 277,204,130 and 267,800,161 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2,779	2,682
Additional paid-in capital	2,001,436	1,931,796
Treasury Stock, at cost, 718,028 and 437,386 shares at September 30, 2015 and December 31, 2014, respectively	(11,528)	(5,297)
Retained deficit	(1,433,129)	(1,775,616)
Accumulated other comprehensive loss	(101,537)	(69,803)
Noncontrolling interest	719	621
Total stockholders’ equity	458,740	84,383
Total liabilities and stockholders’ equity	$5,331,720	$4,718,004

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$418,542	$24,991
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	254,854	221,016
Amortization of upfront incentive consideration	31,575	33,177
Litigation-related (credits) charges	(49,194)	(6,132)
Stock-based compensation expense	23,328	13,849
Allowance for doubtful accounts	6,745	5,916
Deferred income taxes	63,402	34,952
Joint venture equity income	(14,198)	(9,367)
Dividends received from joint venture investments	28,700	2,205
Amortization of debt issuance costs	4,893	4,779
Gain on remeasurement of previously-held joint venture interest	(86,082)	—
Loss on extinguishment of debt	33,235	33,538
Other	10,730	1,880
(Income) loss from discontinued operations	(213,499)	44,652
Changes in operating assets and liabilities:
Accounts and other receivables	(64,296)	(72,559)
Prepaid expenses and other current assets	5,249	3,721
Capitalized implementation costs	(49,642)	(27,091)
Upfront incentive consideration	(46,409)	(31,633)
Other assets	(55,439)	(60,526)
Accrued compensation and related benefits	10,294	(5,752)
Accounts payable and other accrued liabilities	60,554	29,654
Deferred revenue including upfront solution fees	16,368	44,274
Cash provided by operating activities	389,710	285,544
Investing Activities
Additions to property and equipment	(203,071)	(154,212)
Acquisitions, net of cash acquired	(441,582)	(31,799)
Other investing activities	148	234
Cash used in investing activities	(644,505)	(185,777)
Financing Activities
Proceeds of borrowings from lenders	752,000	148,307
Payments on borrowings from lenders	(719,507)	(797,028)
Debt prepayment fees and issuance costs	(40,214)	(30,490)
Acquisition-related contingent consideration paid	—	(27,000)
Proceeds from issuance of common stock in initial public offering, net	—	672,137
Net proceeds on the settlement of equity-based awards	40,045	2,376
Cash dividends paid to common stockholders	(73,554)	(23,831)
Other financing activities	1,975	(3,755)
Cash used in financing activities	(39,255)	(59,284)
Cash Flows from Discontinued Operations
Cash used in operating activities	(908)	(189,802)
Cash provided by (used in) investing activities	278,834	(1,904)
Cash provided by (used in) discontinued operations	277,926	(191,706)
Effect of exchange rate changes on cash and cash equivalents	(6,860)	734
Decrease in cash and cash equivalents	(22,984)	(150,489)
Cash and cash equivalents at beginning of period	155,679	308,236
Cash and cash equivalents at end of period	$132,695	$157,747
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2015. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.
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
Stockholders’ Equity—During the nine months ended September 30, 2015, we issued 9,684,911 shares of our common stock and received $46 million in proceeds as a result of the exercise and settlement of employee equity-based awards.
We paid a quarterly cash dividend of $0.09 per share of our common stock, totaling $74 million, during the nine months ended September 30, 2015. In the third quarter of 2014, we paid a cash dividend of $0.09 per share of our common stock, totaling $24 million. No dividends were declared or paid in the six months ended June 30, 2014.

Certain of our stockholders sold an aggregate of 73,970,000 shares of our common stock, which includes 7,170,000 shares of our common stock sold as a result of the underwriters' exercise of their overallotment options during the nine months ended September 30, 2015. We did not offer any shares or receive any proceeds from these secondary public offerings or from the exercise of the underwriters' allotment options.
2. Acquisition of Abacus
General
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd ("AIPL"), a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, AIPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In the third quarter of 2015, AIPL completed the acquisition of the remaining interest in two national marketing companies, Abacus Distribution Systems (Hong Kong) ("Hong Kong NMC") and Abacus Travel Systems (Singapore) ("Singapore NMC") (the Hong Kong NMC and Singapore NMC together with AIPL, "Abacus"). AIPL previously owned noncontrolling interests in the Hong Kong NMC and Singapore NMC. The net cash consideration for Abacus was $442 million, which excludes the effect of net working capital adjustments subject to finalization. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility. We incurred acquisition-related costs of $9 million and $13 million during the three and nine months ended September 30, 2015, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.
In August 2015, AIPL executed an agreement to acquire the remaining interest in a third national marketing company, Abacus Distribution Systems Sdn Bhd (Malaysia) ("Malaysia NMC"), which is expected to close in the fourth quarter of 2015.
In connection with our acquisition of Abacus, we recognized a gain of $86 million in the three months ended September 30, 2015 as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million in the three months ended September 30, 2015 associated with the settlement of a pre-existing agreement between us and AIPL related to data processing services. The $86 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations.
As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. As a result, we recorded a restructuring charge of $9 million associated with termination benefits, of which less than $1 million was paid during the three months ended September 30, 2015. The plan is expected to be substantially complete by the third quarter of 2016 and we currently do not expect to incur significant additional charges in connection with the plan. These restructuring charges are included in selling, general and administrative expenses in our consolidated results of operations.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Quarterly Report on Form 10-Q. Accordingly, the purchase price allocation is subject to change when finalized, which may result in an adjustment to the $86 million gain we recognized in the third quarter of 2015 as a result of the remeasurement of our previously-held 35% equity interest in Abacus. We expect to finalize the purchase price allocation in the fourth quarter of 2015.

A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$64,604
Accounts receivable, net	60,349
Other current assets	11,525
Goodwill	273,451
Intangible assets:
Customer relationships	330,000
Reacquired rights(1)	108,200
Purchased technology	14,000
Supplier agreements	11,000
Trademarks and brand names	4,000
Property and equipment, net	3,458
Other assets	55,492
Current liabilities	(120,576)
Noncurrent liabilities	(25,502)
Noncurrent deferred income taxes	(74,225)
715,776
Fair value of Sabre Corporation's previously held equity investment in AIPL	(208,000)
Fair value of AIPL's previously held equity investment in national marketing companies	(1,590)
Total acquisition price	$506,186
_______________________
(1) In connection with the acquisition of Abacus, we reacquired certain contractual rights that provided Abacus the exclusive right, within the Asia-Pacific region, to operate and profit from the Sabre GDS.
The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of Abacus. The goodwill recognized is assigned to our Travel Network business and is not deductible for tax purposes. The weighted-average useful lives of the intangible assets acquired are 20 years for customer relationships, 7 years for reacquired rights, 5 years for purchased technology, 7 years for supplier agreements and 2 years for trademarks and brand names.
The preliminary purchase price allocation includes estimates for contingent liabilities of $25 million related to tax uncertainties. We are evaluating certain other contingencies that existed as of the acquisition date, which may impact the purchase price allocation.
Unaudited Pro Forma Financial Information
Since the acquisition date, Abacus contributed $96 million of revenue and $1 million of income from continuing operations for the three and nine months ended September 30, 2015. The following unaudited pro forma results of operations information give effect to the acquisitions of Abacus as if it occurred on January 1, 2014. The unaudited pro forma results of operations information excludes the $86 million gain on the remeasurement of our previously-held 35% investment in AIPL, the $12 million gain on the settlement of a pre-existing agreement between us and AIPL, and all acquisition-related costs incurred. The unaudited pro forma results of operations information include adjustments to: (i) eliminate historical revenue and cost of revenue between us, AIPL and the national marketing companies; (ii) remove historical amortization recognized by AIPL associated with its upfront incentive consideration and software developed for internal use, which are replaced by acquired intangible assets; and (iii) add amortization expense associated with acquired intangible assets.
The following unaudited pro forma results of operations information is presented in thousands:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Revenue	$740,980	$2,350,362	$2,201,341
Income from continuing operations	43,983	126,531	78,367
Net income attributable to common stockholders	39,317	337,529	20,166
The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what our financial performance would have been had the acquisition been completed on the date assumed nor is such unaudited pro forma combined financial information necessarily indicative of the results to be expected in any future period.

3. Discontinued Operations and Dispositions
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

The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,038	$85,978	$24,292	$260,652
Cost of revenue	5,254	26,921	19,279	94,472
Selling, general and administrative(1)	(42,046)	61,032	(20,538)	236,466
Operating income (loss)	37,830	(1,975)	25,551	(70,286)
Other income (expense):
Interest expense, net	—	(2,559)	—	(5,917)
Gain on sale of businesses(2)	30,709	—	294,276	—
Other, net	(321)	(952)	2,178	(445)
Total other income (expense), net	30,388	(3,511)	296,454	(6,362)
Income (loss) from discontinuing operations before income taxes	68,218	(5,486)	322,005	(76,648)
Provision (benefit) for income taxes	14,326	(1,540)	108,506	(31,996)
Net income (loss) from discontinued operations	$53,892	$(3,946)	$213,499	$(44,652)
______________________________________

(1)
In September 2015, we recognized a gain of $40 million as a result of the favorable final ruling from the Supreme Court of Hawaii and receipt of a cash refund related to our litigation of hotel occupancy taxes. See Note 11, Contingencies, for additional information.

(2)
Includes $31 million of reclassified cumulative translation gains associated with our lastminute.com subsidiaries. See below "Divestiture of lastminute.com—Cumulative Translation Adjustments" for additional information.

Divestiture of lastminute.com
Cumulative Translation Adjustments
Cumulative translation adjustment ("CTA") gains or losses of foreign subsidiaries related to divested businesses are reclassified into earnings once the liquidation of the respective foreign subsidiaries is substantially complete. During the three months ended September 30, 2015, we substantially completed the liquidation of our lastminute.com subsidiaries and, therefore, reclassified $19 million, net of tax, of CTA gains from accumulated comprehensive income (loss) to our results of discontinued operations.
U.S. Tax Benefit
We expect to write off the remaining US tax basis in goodwill and intangible assets during the fourth quarter of 2015, the period in which we expect the wind down of lastminute.com activities to be complete. We estimate the U.S. tax benefit will range between approximately $80 million to $95 million. The tax benefit will be included in our results of discontinued operations.
4. Income Taxes
Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 29% and 44%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and the $86 million gain on remeasurement of our previously-held equity interest in Abacus, which is non-taxable. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $82 million and $59 million as of September 30, 2015 and December 31, 2014, respectively.
5. Debt
As of September 30, 2015 and December 31, 2014, our outstanding debt included in our consolidated balance sheets totaled $3,121 million and $3,084 million, respectively, net of unamortized discounts of $9 million and $13 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2015 and December 31, 2014 (in thousands):

	Rate	Maturity	September 30, 2015	December 31, 2014
Senior secured credit facilities:
Term B facility	L + 3.00%	February 2019	$1,726,188	$1,739,500
Incremental term loan facility	L + 3.00%	February 2019	343,000	345,625
Term C facility	L + 2.50%	December 2017	49,313	49,313
Revolver, $370 million	L + 2.75%	February 2019	—	—
Revolver, $35 million	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	400,000	400,000
Senior secured notes due 2019	8.50%	May 2019	—	480,000
Senior secured notes due 2023	5.38%	April 2023	530,000	—
Mortgage facility	5.80%	March 2017	81,290	82,168
Face value of total debt outstanding			3,129,791	3,096,606
Less current portion of debt outstanding			(422,475)	(22,435)
Face value of long-term debt outstanding			$2,707,316	$3,074,171

Senior Secured Credit Facilities
We have a revolving credit facility totaling $405 million, of which $370 million expires in February 2019 ("Extended Revolver") and $35 million expires in February 2018 ("Unextended Revolver," collectively, the "Revolver"). We had no outstanding balance under the Extended or Unextended Revolver as of September 30, 2015 and December 31, 2014. We had outstanding letters of credit totaling $21 million and $47 million as of September 30, 2015 and December 31, 2014, respectively, which reduce our overall credit capacity under the Revolver.

Issuance of 2023 Notes and Extinguishment of 2019 Notes
In April 2015, we extinguished our $480 million senior secured notes due 2019 with a stated interest rate of 8.50% (“2019 Notes”) through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375% (“2023 Notes”). The 2023 Notes were issued by Sabre GLBL and are guaranteed by Sabre Holdings and each of Sabre GLBL’s existing and subsequently acquired or organized subsidiaries that are borrowers under or guarantors of our senior secured credit facilities. The 2023 Notes are secured by a first priority security interest in substantially all present and after acquired property and assets of Sabre GLBL and the guarantors of the notes, which also constitutes collateral securing indebtedness under our senior secured facilities on a first priority basis. We received proceeds of approximately $522 million, net of underwriting fees and commissions, from the 2023 Notes which were used to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million. We recognized a loss on extinguishment of debt in the second quarter of 2015 of $33 million, which includes the redemption premium and the make whole premium.
Aggregate Maturities
As of September 30, 2015, aggregate maturities of our long-term debt, which excludes amounts outstanding under our Revolver, were as follows (in thousands):

Amount
2015 (remaining)	$5,620
2016	422,493
2017	150,303
2018	21,250
2019	2,000,125
Thereafter	530,000
Total	$3,129,791

6. Derivatives
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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2016. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, we estimate that $2 million in losses will be reclassified from other comprehensive income (loss) to earnings as the outstanding contracts settle.
As of September 30, 2015 and December 31, 2014, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	3,950	3,053	0.7729
US Dollar	Euro	10,570	11,658	1.1029
Australian Dollar	US Dollar	1,600	1,225	0.7656
Euro	US Dollar	7,880	9,602	1.2185
British Pound Sterling	US Dollar	18,400	28,276	1.5367
Indian Rupee	US Dollar	1,209,500	18,091	0.015
Polish Zloty	US Dollar	196,000	52,702	0.2689

Outstanding Notional Amounts as of December 31, 2014
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,750	5,838	0.8649
Euro	US Dollar	30,200	38,777	1.2840
British Pound Sterling	US Dollar	22,950	37,343	1.6271
Indian Rupee	US Dollar	1,205,000	18,748	0.0156
Polish Zloty	US Dollar	171,000	52,821	0.3089
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2015 and 2014 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018

Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
______________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three and nine months ended September 30, 2015. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2015, we estimate that $2 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
In January 2013, our then outstanding swaps were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013. These interest rate swaps matured on September 30, 2014. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the three and nine months ended September 30, 2014 was not material to our results of operations. During the three and nine months ended September 30, 2014, we reclassified losses, net of tax, of $2 million and $7 million, respectively, from other comprehensive income ("OCI") to interest expense related to the derivatives that no longer qualified for hedge accounting.

The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2015	December 31, 2014
Foreign exchange contracts	Other accrued liabilities	$(2,401)	$(8,475)
Interest rate swaps	Other accrued liabilities	(2,630)	—
	Other noncurrent liabilities	(12,705)	(1,401)
		$(17,736)	$(9,876)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign exchange contracts	$(1,069)	$(3,799)	$(4,115)	$(3,181)
Interest rate swaps	(4,255)	—	(9,003)	—
Total	$(5,324)	$(3,799)	$(13,118)	$(3,181)

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign exchange contracts	Cost of revenue	$(1,970)	$646	$(8,902)	$4,242
7. Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Available-for-sale Securities—We acquired equity securities of a publicly-traded non-U.S. entity as part of our acquisition of Abacus. The fair value of our available-for-sale securities are obtained from market quotes as of the last day of the period. Our available-for-sale securities are included in other assets in our consolidated balance sheets.

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$27,723	$27,723	$—	$—
Derivatives
Foreign currency forward contracts	(2,401)	—	(2,401)	—
Interest rate swap contracts	(15,335)	—	(15,335)	—
Total	$9,987	$27,723	$(17,736)	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(8,475)	$—	$(8,475)	$—
Interest rate swap contracts	(1,401)	—	(1,401)	—
Total	$(9,876)	$—	$(9,876)	$—
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximate their fair values. The fair values of our senior notes and term loans under our senior secured credit facilities are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of September 30, 2015 and December 31, 2014. The fair values of the mortgage facility and Revolver are determined based on estimates of current interest rates for similar debt, a Level 2 input.
As of September 30, 2015, we had no outstanding balance under our Revolver. The following table presents the fair value and carrying value of our senior notes and term loans under our senior secured credit facilities as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Term B facility	$1,736,976	$1,718,843	$1,720,053	$1,732,101
Incremental term loan facility	346,644	341,737	343,000	345,625
Term C facility	49,929	48,758	49,137	49,080
Senior unsecured notes due 2016	410,060	426,250	397,769	393,973
Senior secured notes due 2019	—	516,300	—	480,741
Senior secured notes due 2023	522,713	—	530,000	—

8. Accumulated Other Comprehensive Income (Loss)
As of September 30, 2015 and December 31, 2014, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Defined benefit pension and other post retirement benefit plans	$(87,484)	$(90,172)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(11,610)	(7,395)
Unrealized loss on available-for-sale securities	(4,265)	—
Unrealized foreign currency translation gain	1,822	22,843
Other (1)	—	4,921
Total accumulated other comprehensive loss, net of tax	$(101,537)	$(69,803)
________________________

(1)
As of December 31, 2014, this balance was primarily related to our share of accumulated other comprehensive income of our previously-held joint venture, AIPL. We acquired the remaining interest in AIPL on July 1, 2015.

During the three months ended September 30, 2015, we reclassified $19 million, net of tax, of foreign currency translation gains from accumulated other comprehensive income (loss) into income from discontinued operations as a result of the substantial liquidation of our lastminute.com subsidiaries. The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans are included in selling, general and administrative expenses. See Note 6, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$123,124	$41,229	$205,043	$69,643
Less: Net income attributable to noncontrolling interests	676	720	2,501	2,168
Less: Preferred stock dividends	—	—	—	11,381
Net income from continuing operations available to common stockholders, basic and diluted	$122,448	$40,509	$202,542	$56,094
Denominator:
Basic weighted-average common shares outstanding	275,471	264,768	272,224	229,405
Add: Dilutive effect of stock options and restricted stock awards	5,924	8,562	6,624	8,589
Diluted weighted-average common shares outstanding	281,395	273,330	278,848	237,994
Earning per share from continuing operations:
Basic	$0.44	$0.15	$0.74	$0.24
Diluted	$0.44	$0.15	$0.73	$0.24

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of less than 1 million and 1 million common stock equivalents for the three and nine months ended September 30, 2015, respectively, and 2 million and 1 million common stock equivalents for the three and nine months ended September 30, 2014, respectively, as the inclusion would have been antidilutive.

10. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. Legacy Pension Plan which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. We also provide retiree life insurance benefits to certain employees who retired prior to January 1, 2014. The following table provides the components of net periodic benefit costs associated with our pension and other postretirement benefit plans for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension and Other Postretirement Benefits:
Interest cost	$4,774	$4,886	$14,323	$14,688
Expected return on plan assets	(5,279)	(5,909)	(15,838)	(17,959)
Amortization of prior service credit	(358)	(358)	(1,075)	(1,074)
Amortization of actuarial loss, net	1,761	1,257	5,284	3,591
Net periodic cost (credit)	$898	$(124)	$2,694	$(754)

We are not required to make any contributions to our defined benefit pension plans during 2015 under the Employee Retirement Income Security Act of 1974, as amended. We made no contributions to fund our defined benefit pension plans during the three and nine months ended September 30, 2015 and do not expect to make any contributions during the remainder of 2015. We made contributions of $4 million during the nine months ended September 30, 2014. Contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Thus, past contributions are not always indicative of future contributions.
11. Contingencies
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

We have received recent favorable decisions pertaining to cases in Florida, North Dakota, North Carolina, California, Montana, Arizona and Colorado. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits, and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. On June 11, 2015, the Supreme Court of Florida affirmed the Leon County judgment in favor of Travelocity and other OTAs, ruling they are not subject to state or local taxes that apply to the renting, leasing, or letting of hotel rooms. Similarly, on July 9, 2015, a district court in North Dakota ruled that Travelocity and other OTAs are not engaged in the business of leasing or renting hotel accommodations and thus are not subject to the City of Fargo’s hotel tax. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court. On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. On August 12, 2015, the Supreme Court of Montana affirmed the trial court’s decision that Travelocity is not subject to the lodging facility use tax, but concluded that Travelocity’s service fees are subject to sales tax on accommodations and vehicles. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has appealed the decision to the Supreme Court of Colorado.
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on July 23, 2015 a court of appeals for the District of Columbia ruled in favor of the District on its claim that Travelocity and other OTAs are subject to the District’s hotel occupancy tax. As a result, we paid $6 million to the District during the three months ended September 30, 2015, most of which was previously accrued. We did not record material charges associated with these cases during the three and nine months ended September 30, 2015 and 2014.
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
On March 17, 2015, the Supreme Court of Hawaii issued a decision affirming in part and reversing in part a final judgment entered by the Hawaii Tax Appeal Court. In that case, the Tax Appeal Court had ruled that Travelocity and other OTAs are not subject to Hawaii’s transient accommodation tax, but also had ruled in favor of the State of Hawaii on the issue of whether the state’s general excise tax, which is assessed on all business activity in the state, applies to hotel bookings, in which we were the merchant of record for credit card processing for travel accommodations, for the period 2002 to 2011.

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
The proceeding in the Hawaii Supreme Court involved all merchant model hotel bookings for the period 2002 to 2011. While that appeal was pending, the State also issued additional assessments of general excise tax, interest, and penalties for merchant model hotel bookings for 2012; merchant model car reservations for the period 2004-2012; and combined merchant model hotel and car reservations for 2013. Further, notwithstanding the Tax Appeal Court’s ruling that Travelocity is not subject to transient accommodation tax, the State issued additional transient accommodation tax assessments for 2012 and 2013. Travelocity has appealed all of the additional assessments to the Tax Appeal Court, which initially stayed the assessments pending the Hawaii Supreme Court’s final decision on the original assessments. Those stays have now been lifted.
In September 2015, we received a final ruling on the amounts owed by Travelocity, and as a result, received a cash refund of $30 million from the State of Hawaii. We had previously paid the State of Hawaii $35 million to appeal. In addition, we reduced our accrued liability by $10 million as a result of the final ruling. The total gain of $40 million is included in income (loss) from discontinued operations in our consolidated statements of operations and the $30 million cash refund is included in cash flows from discontinued operations in our consolidated statements of cash flows. As of September 30, 2015, we maintained an accrued liability of $2 million included in other accrued liabilities for this case and did not make material payments in the three and nine months ended September 30, 2015.
As of September 30, 2015, we have a reserve of $5 million, included in other accrued liabilities in the consolidated balance sheet, for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes, which includes the $2 million reserve liability for the estimated remaining payments to the State of Hawaii. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
Document, fact and expert witness discovery is complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a ruling eliminating a majority of the alleged damages as well as rejecting a request for injunctive relief. The injunctive relief sought by US Airways could have resulted in the court requiring us to modify language in our customer contracts.
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
In July 2015, we made an offer of judgment to US Airways, in which we offered to pay US Airways twenty dollars plus reasonable costs and attorneys’ fees incurred to date in an amount to be determined by the court. The offer of judgment provided for the entry of a judgment against us on all remaining claims without an admission of liability. US Airways rejected our offer of judgment. We filed a motion for entry of judgment requesting that the court enter judgment pursuant to the terms of our offer because it provides US Airways with complete relief on all remaining, available claims. US Airways responded that entry of judgment was not appropriate because our offer did not address US Airways’ claim for declaratory relief, which we contended was moot in light of, among other things, the fact that US Airways’ remaining claims relate to only an expired contract and a past alleged conspiracy.
In September 2015, the court agreed with our position regarding declaratory relief, and dismissed US Airways’ request for declaratory judgment. The ruling left in place US Airways’ request for relief for twenty dollars (post-trebling), plus reasonable costs and attorneys’ fees, and any applicable pre- and post- judgment interest. We renewed our offer of judgment on the same terms as the earlier offer. The court allowed US Airways to make a motion to amend its complaint to reinstate its claim for damages (before trebling) of either $45 million or $73 million. We have opposed US Airways’ motion to amend. No ruling has been made as of the date of this Quarterly Report on Form 10-Q as to whether US Airways may amend its complaint. If the court does not allow US Airways to amend its complaint, we expect to renew our motion for entry of judgment, which if granted would require us to pay US Airways twenty dollars plus reasonable costs and attorneys’ fees incurred as of the date of the offer, based on the terms of our most recent offer of judgment.

If the Court allows US Airways to amend its complaint, the case would proceed to trial. The date of the trial, which had been set for October 2015, has not been rescheduled as of the date of this filing, as the parties are awaiting the court’s ruling on US Airways’ motion to amend. The claims that have been dismissed to date are subject to appeal. To the extent that US Airways appeals the claims that the court previously dismissed, we would continue to defend against those claims.
We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business. If favorable resolution of the matter is not reached, US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. In addition, if US Airways is permitted to reinstate its claim for damages, and if favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. We have not made any provisions or recorded any liability for the potential resolution of this matter. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Putative Class Action Lawsuits
On July 14, 2015 and July 20, 2015, two putative class action lawsuits (with virtually identical complaints) were filed against us and two other GDSs, in the Federal District Court of New York, Southern Division. In August 2015, the plaintiffs voluntarily dismissed the second lawsuit that was filed on July 20, 2015. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to, for example, negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. Although the amount of damages allegedly incurred by the plaintiffs has not been asserted to date, the plaintiffs are also seeking declaratory and injunctive relief. We may incur significant fees, costs and expenses for as long as this litigation is ongoing.  We intend to vigorously defend against these claims.
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. Discovery has been closed, and we expect that summary judgment briefing will be completed by the end of 2015.
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
In addition, AIPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that AIPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. AIPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. AIPL filed further appeals with the Income Tax Appellate Tribunal (ITAT). The ITAT ruled in AIPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2011, which are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including AIPL, we could be subject to taxes, interest and penalties of approximately $40 million as of September 30, 2015, which could have an adverse effect on our business, financial condition and results of operations. We and AIPL intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
The Indian subsidiary of AIPL is also subject to litigation by the India Director General (Service Tax) (DGST), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. No provision has been recorded for this matter as we believe that it is not probable that the DGST will prevail.
Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

12. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
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
In the third quarter of 2015, we acquired Abacus which is managed as a region of our Travel Network segment. In the first quarter of 2015, we disposed of our Travelocity segment; therefore, the financial results of Travelocity are excluded from the segment information presented below and are included in net income (loss) from discontinued operations in our consolidated financial statements.
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

Segment information for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Travel Network	$569,190	$466,278	$1,571,635	$1,420,341
Airline and Hospitality Solutions	218,978	208,684	640,510	571,975
Eliminations	(3,166)	(2,482)	(9,704)	(7,041)
Total revenue	$785,002	$672,480	$2,202,441	$1,985,275

Adjusted Gross Margin (a)
Travel Network	$263,732	$216,214	$733,778	$670,023
Airline and Hospitality Solutions	99,373	94,747	284,354	235,546
Corporate	(16,297)	(18,138)	(37,778)	(38,918)
Total	$346,808	$292,823	$980,354	$866,651

Adjusted EBITDA (b)
Travel Network	$231,230	$193,823	$669,274	$606,637
Airline and Hospitality Solutions	85,275	81,671	237,748	197,686
Total segments	316,505	275,494	907,022	804,323
Corporate	(74,839)	(59,952)	(194,197)	(162,970)
Total	$241,666	$215,542	$712,825	$641,353

Depreciation and amortization
Travel Network	$15,947	$14,788	$45,571	$46,597
Airline and Hospitality Solutions	32,363	26,031	107,270	79,729
Total segments	48,310	40,819	152,841	126,326
Corporate	39,927	27,860	102,013	94,690
Total	$88,237	$68,679	$254,854	$221,016

Adjusted Capital Expenditures (c)
Travel Network	$18,957	$13,238	$46,515	$43,858
Airline and Hospitality Solutions	61,370	39,994	168,349	117,784
Total segments	80,327	53,232	214,864	161,642
Corporate	14,862	4,004	37,849	19,661
Total	$95,189	$57,236	$252,713	$181,303
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted Gross Margin	$346,808	$292,823	$980,354	$866,651
Less adjustments:
Selling, general and administrative	166,324	113,581	412,042	351,970
Cost of revenue adjustments:
Depreciation and amortization (1)	59,334	46,148	177,080	153,072
Amortization of upfront incentive consideration (2)	9,525	10,388	31,575	33,177
Restructuring and other costs (4)	—	2,694	—	5,273
Stock-based compensation	2,853	2,165	9,288	5,523
Operating income	$108,772	$117,847	$350,369	$317,636

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$241,666	$215,542	$712,825	$641,353
Less adjustments:
Depreciation and amortization of property and equipment (1a)	49,247	38,498	157,154	119,608
Amortization of capitalized implementation costs (1b)	7,606	9,083	23,032	27,070
Acquisition-related amortization (1c)	31,384	21,899	76,270	76,741
Amortization of upfront incentive consideration (2)	9,525	10,388	31,575	33,177
Interest expense, net	40,581	50,153	129,643	167,332
Loss on extinguishment of debt	—	—	33,235	33,538
Other, net (3)	(92,568)	(1,124)	(88,320)	839
Restructuring and other costs (4)	8,888	5,150	8,888	8,834
Acquisition-related costs (5)	9,350	—	13,214	—
Litigation costs (6)	9,318	4,252	14,797	11,370
Stock-based compensation	7,204	5,365	23,328	13,849
Management fees (7)	—	193	—	23,701
Provision for income taxes	38,007	30,456	84,966	55,651
Income from continuing operations	$123,124	$41,229	$205,043	$69,643
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the third quarter of 2015, we recognized a gain of $86 million associated with the remeasurement of our previously-held 35% investment in AIPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and AIPL. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus.

(6)	Litigation costs represent charges associated with antitrust litigation (see Note 11, Contingencies).

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

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Additions to property and equipment	$75,108	$47,742	$203,071	$154,212
Capitalized implementation costs	20,081	9,494	49,642	27,091
Adjusted Capital Expenditures	$95,189	$57,236	$252,713	$181,303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about future trends, events, uncertainties and our plans and expectations of what may happen in the future. Any statements that are not historical or current facts are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “expect,” “may,” “will,” “should,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Certain of these risks and uncertainties are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd ("AIPL"), a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. In addition, in the third quarter of 2015, AIPL completed the acquisition of the remaining interest in Abacus Distribution Systems (Hong Kong) ("Hong Kong NMC") and Abacus Travel Systems (Singapore) ("Singapore NMC") (the Hong Kong NMC and Singapore NMC together with AIPL, "Abacus"). The net cash consideration for Abacus was $442 million, which excludes the effect of net working capital adjustments subject to finalization. Abacus is managed as a region of our Travel Network business. Separately, AIPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In addition, AIPL has executed an agreement to acquire the remaining interest in the Malaysia NMC, which we expect to close in the fourth quarter of 2015.
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

Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” included in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 3, 2015. There have been no material changes to the Factors Affecting our Results previously disclosed in our Annual Report.
Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Prior to our acquisition of the remaining interest in AIPL on July 1, 2015, we generated revenue from certain services we provided AIPL. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on our own secure platforms or deployed through our SaaS. Airline and Hospitality Solutions also generates revenue through consulting services and software licensing fees.
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
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline and Hospitality Solutions pays fees to Travel Network for hotel reservations booked through our GDS. Travel Network historically recognized intersegment incentive consideration expense for bookings generated by our discontinued Travelocity business. Such costs are representative of costs incurred on a consolidated basis relating to Travel Network’s revenue from airlines for bookings transacted through our GDS.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Travel Network
Direct Billable Bookings - Air	107,361	81,047	32.5%	287,226	251,145	14.4%
Direct Billable Bookings - Non-Air	15,499	13,806	12.3%	44,197	41,274	7.1%
Total Direct Billable Bookings	122,860	94,853	29.5%	331,423	292,419	13.3%
Airline Solutions Passengers Boarded	141,994	136,545	4.0%	407,433	385,611	5.7%

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
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. Adjusted Capital Expenditures include cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We also believe that Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;

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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$176,340	$36,563	$416,041	$11,442
(Income) loss from discontinued operations, net of tax	(53,892)	3,946	(213,499)	44,652
Net income attributable to noncontrolling interests(1)	676	720	2,501	2,168
Preferred stock dividends	—	—	—	11,381
Income from continuing operations	123,124	41,229	205,043	69,643
Adjustments:
Acquisition-related amortization(2a)	31,384	21,899	76,270	76,741
Loss on extinguishment of debt	—	—	33,235	33,538
Other, net(4)	(92,568)	(1,124)	(88,320)	839
Restructuring and other costs(5)	8,888	5,150	8,888	8,834
Acquisition-related costs (6)	9,350	—	13,214	—
Litigation costs(7)	9,318	4,252	14,797	11,370
Stock-based compensation	7,204	5,365	23,328	13,849
Management fees(8)	—	193	—	23,701
Tax impact of net income adjustments	(15,806)	(14,035)	(54,573)	(65,959)
Adjusted Net Income from continuing operations	$80,894	$62,929	$231,882	$172,556
Adjusted Net Income from continuing operations per share	$0.29	$0.23	$0.83	$0.73
Diluted weighted-average common shares outstanding	281,395	273,330	278,848	237,994

Adjusted Net Income from continuing operations	$80,894	$62,929	$231,882	$172,556
Adjustments:
Depreciation and amortization of property and equipment(2b)	49,247	38,498	157,154	119,608
Amortization of capitalized implementation costs(2c)	7,606	9,083	23,032	27,070
Amortization of upfront incentive consideration(3)	9,525	10,388	31,575	33,177
Interest expense, net	40,581	50,153	129,643	167,332
Remaining provision for income taxes	53,813	44,491	139,539	121,610
Adjusted EBITDA	$241,666	$215,542	$712,825	$641,353
The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income in our statement of operations (in thousands):

	Three Months Ended September 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$205,386	$52,912	$(149,526)	$108,772
Add back:
Selling, general and administrative	34,258	14,287	117,779	166,324
Cost of revenue adjustments:
Depreciation and amortization(2)	14,563	32,174	12,597	59,334
Amortization of upfront incentive consideration(3)	9,525	—	—	9,525
Stock-based compensation	—	—	2,853	2,853
Adjusted Gross Margin	263,732	99,373	(16,297)	346,808
Selling, general and administrative	(34,258)	(14,287)	(117,779)	(166,324)
Joint venture equity income	372	—	—	372
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,384	189	27,330	28,903
Restructuring and other costs(5)	—	—	8,888	8,888
Acquisition-related costs(6)	—	—	9,350	9,350
Litigation costs(7)	—	—	9,318	9,318
Stock-based compensation	—	—	4,351	4,351
Adjusted EBITDA	$231,230	$85,275	$(74,839)	$241,666

	Three Months Ended September 30, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$164,979	$55,640	$(102,772)	$117,847
Add back:
Selling, general and administrative	26,583	13,236	73,762	113,581
Cost of revenue adjustments:
Depreciation and amortization(2)	14,264	25,871	6,013	46,148
Amortization of upfront incentive consideration(3)	10,388	—	—	10,388
Restructuring and other costs(5)	—	—	2,694	2,694
Stock-based compensation	—	—	2,165	2,165
Adjusted Gross Margin	216,214	94,747	(18,138)	292,823
Selling, general and administrative	(26,583)	(13,236)	(73,762)	(113,581)
Joint venture equity income	2,867	—	—	2,867
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	524	160	21,847	22,531
Restructuring and other costs(5)	—	—	2,456	2,456
Litigation costs(7)	—	—	4,252	4,252
Stock-based compensation	—	—	3,200	3,200
Management fees(8)	—	—	193	193
Adjusted EBITDA	$193,823	$81,671	$(59,952)	$215,542

	Nine Months Ended September 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$576,328	$130,478	$(356,437)	$350,369
Add back:
Selling, general and administrative	82,742	47,302	281,998	412,042
Cost of revenue adjustments:
Depreciation and amortization(2)	43,133	106,574	27,373	177,080
Amortization of upfront incentive consideration(3)	31,575	—	—	31,575
Stock-based compensation	—	—	9,288	9,288
Adjusted Gross Margin	733,778	284,354	(37,778)	980,354
Selling, general and administrative	(82,742)	(47,302)	(281,998)	(412,042)
Joint venture equity income	14,198	—	—	14,198
Joint venture intangible amortization(2a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,438	696	74,640	77,774
Restructuring and other costs(5)	—	—	8,888	8,888
Acquisition-related costs(6)	—	—	13,214	13,214
Litigation costs(7)	—	—	14,797	14,797
Stock-based compensation	—	—	14,040	14,040
Adjusted EBITDA	$669,274	$237,748	$(194,197)	$712,825

	Nine Months Ended September 30, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$515,093	$117,957	$(315,414)	$317,636
Add back:
Selling, general and administrative	76,810	38,555	236,605	351,970
Cost of revenue adjustments:
Depreciation and amortization(2)	44,943	79,034	29,095	153,072
Amortization of upfront incentive consideration(3)	33,177	—	—	33,177
Restructuring and other costs(5)	—	—	5,273	5,273
Stock-based compensation	—	—	5,523	5,523
Adjusted Gross Margin	670,023	235,546	(38,918)	866,651
Selling, general and administrative	(76,810)	(38,555)	(236,605)	(351,970)
Joint venture equity income	9,367	—	—	9,367
Joint venture intangible amortization(2a)	2,403	—	—	2,403
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,654	695	65,595	67,944
Restructuring and other costs(5)	—	—	3,561	3,561
Litigation costs(7)	—	—	11,370	11,370
Stock-based compensation	—	—	8,326	8,326
Management fees(8)	—	—	23,701	23,701
Adjusted EBITDA	$606,637	$197,686	$(162,970)	$641,353
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Additions to property and equipment	$75,108	$47,742	$203,071	$154,212
Capitalized implementation costs	20,081	9,494	49,642	27,091
Adjusted Capital Expenditures	$95,189	$57,236	$252,713	$181,303
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow and Adjusted Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$389,710	$285,544
Cash used in investing activities	(644,505)	(185,777)
Cash provided by (used in) financing activities	(39,255)	(59,284)

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$389,710	$285,544
Additions to property and equipment	(203,071)	(154,212)
Free Cash Flow	186,639	131,332
Adjustments:
Restructuring and other costs(5)(9)	918	16,625
Acquisition-related costs(6)(9)	13,214	—
Litigation settlement(7)(10)	23,292	69,183
Other litigation costs(7)(9)	8,897	11,370
Management fees(8)(9)	—	23,508
Adjusted Free Cash Flow	$232,960	$252,018
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in Sabre Travel Network Middle East of 40% for all periods presented and in Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014 for the three and nine months ended September 30, 2015 and 2014.

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

(4)
In the third quarter of 2015, we recognized a gain of $86 million associated with the remeasurement of our previously-held 35% investment in AIPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and AIPL. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus.

(7)	Litigation costs represent charges associated with antitrust litigation.

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

(10)	Includes payment credits used by American Airlines to pay for purchases of our technology services. The payment credits were provided by us as part of our litigation settlement with American Airlines.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Revenue	$785,002	$672,480	$2,202,441	$1,985,275
Cost of revenue	509,906	441,052	1,440,030	1,315,669
Selling, general and administrative	166,324	113,581	412,042	351,970
Operating income	108,772	117,847	350,369	317,636
Interest expense, net	(40,581)	(50,153)	(129,643)	(167,332)
Loss on extinguishment of debt	—	—	(33,235)	(33,538)
Joint venture equity income	372	2,867	14,198	9,367
Other income (expense), net	92,568	1,124	88,320	(839)
Income from continuing operations before income taxes	161,131	71,685	290,009	125,294
Provision for income taxes	38,007	30,456	84,966	55,651
Income from continuing operations	$123,124	$41,229	$205,043	$69,643

Three Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$569,190	$466,278	$102,912	22%
Airline and Hospitality Solutions	218,978	208,684	10,294	5%
Total segment revenue	788,168	674,962	113,206	17%
Eliminations	(3,166)	(2,482)	(684)	(28)%
Total revenue	$785,002	$672,480	$112,522	17%
Travel Network—Revenue increased $103 million, or 22%, for the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to the acquisition of Abacus. Transaction-based revenue increased by $118 million to $524 million mainly as a result of a 30% increase in Direct Billable Bookings to 123 million in the three months ended September 30, 2015. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 6% compared to the same period in the prior year, which was driven by growth of 6% in North America; 15% in Europe, the Middle East and Africa ("EMEA"); partially offset by a 4% decline in Latin America. The increase in revenue was partially offset by a $16 million decrease in other revenue related to services we provided to Abacus prior to the acquisition.
Airline and Hospitality Solutions—Revenue increased $10 million, or 5%, for the three months ended September 30, 2015 compared to the same period in the prior year.
The $10 million increase in revenue primarily resulted from:

•
a $4 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended September 30, 2015 compared to the same period in the prior year, which is attributable to growth in PBs of 4% to 142 million for the three months ended September 30, 2015. The growth in PBs was driven by existing customers; and

•
a $7 million increase in Hospitality Solutions revenue for the three months ended September 30, 2015 compared to the same period in the prior year driven primarily by an increase in Central Reservation System (“CRS”) transactions.

Cost of Revenue

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$305,458	$250,064	$55,394	22%
Airline and Hospitality Solutions	119,606	113,937	5,669	5%
Eliminations	(3,152)	(2,481)	(671)	(27)%
Total segment cost of revenue	421,912	361,520	60,392	17%
Corporate	19,135	23,013	(3,878)	(17)%
Depreciation and amortization	59,334	46,130	13,204	29%
Amortization of upfront incentive consideration	9,525	10,389	(864)	(8)%
Total cost of revenue	$509,906	$441,052	$68,854	16%

Travel Network—Cost of revenue increased $55 million, or 22%, for the three months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily a result of an increase in incentive consideration as well as other costs associated with Abacus' operations.

Airline and Hospitality Solutions—Cost of revenue increased $6 million, or 5%, for the three months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs.
Corporate—Cost of revenue associated with corporate unallocated costs decreased $4 million, or 17%, for the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to a decrease in unallocated labor costs.
Depreciation and amortization—Depreciation and amortization increased $13 million, or 29%, for the three months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$166,324	$113,581	$52,743	46%
Selling, general and administrative expenses ("SG&A") increased by $53 million, or 46%, for the three months ended September 30, 2015 compared to the same period in the prior year. The acquisition of Abacus contributed $34 million to the increase in SG&A, primarily due to its costs of operations, $9 million in restructuring and related costs, $9 million in acquisition-related costs and $5 million in amortization of acquired intangible assets. In addition, legal fees pertaining to ongoing anti-trust litigation increased $5 million. Various other expenses increased $14 million, primarily associated with other professional fees, headcount-related costs, and technology-related costs.
Interest Expense, net

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$40,581	$50,153	$(9,572)	(19)%

Interest expense, net, decreased $10 million, or 19%, for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate as a result of the extinguishment of our 2019 Notes through the issuance of our 2023 Notes in April 2015. In addition, we recognized $4 million in losses during the three months ended September 30, 2014 associated with interest rate swaps that matured in September 2014.

Joint Venture Equity Income

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$372	$2,867	$(2,495)	(87)%

On July 1, 2015, we acquired the remaining 65% of our former joint venture, AIPL, and based on our joint venture interests as of September 30, 2015, we do not expect joint venture equity income to be material to our ongoing results of operations.
Other Income, Net

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Other income, net	$92,568	$1,124	$91,444	**
 ________________________
** not meaningful
Other income, net increased by $91 million for the three months ended September 30, 2015 compared to the same period in the prior year, primarily due to the acquisition of Abacus. We recognized a gain of $86 million in the three months ended September 30, 2015 as a result of the remeasurement of our previously-held 35% equity interest in AIPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million in the three months ended September 30, 2015 associated with the settlement of a pre-existing agreement between us and AIPL related to data processing services. These gains were partially offset by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$38,007	$30,456	$7,551	25%
Our effective tax rates for the three months ended September 30, 2015 and 2014 were 24% and 42%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and the $86 million gain on remeasurement of our previously-held equity interest in Abacus, which is non-taxable.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Nine Months Ended September 30, 2015 and 2014
Revenue

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$1,571,635	$1,420,341	$151,294	11%
Airline and Hospitality Solutions	640,510	571,975	68,535	12%
Total segment revenue	2,212,145	1,992,316	219,829	11%
Eliminations	(9,704)	(7,041)	(2,663)	(38)%
Total revenue	$2,202,441	$1,985,275	$217,166	11%
Travel Network—Revenue increased $151 million, or 11%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase in revenue primarily resulted from the net impact of:

•
a $157 million increase in transaction-based revenue to $1,399 million primarily due to the acquisition of Abacus. Direct Billable Bookings increased by 13% to 331 million in the nine months ended September 30, 2015. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 6%, which was driven by growth of 5% in North America and 15% in EMEA; partially offset by a slight decline in Latin America; and

•
a $7 million decrease due to an intersegment fee charged by Travel Network to Travelocity in the prior year period for not meeting certain minimum booking levels, which is a customary fee charged to travel agencies that process bookings through our GDS as a result of not meeting contractual minimum booking levels.

Airline and Hospitality Solutions—Revenue increased $69 million, or 12%, for the nine months ended September 30, 2015 compared to the same period in the prior year.
The $69 million increase in revenue primarily resulted from:

•
a $40 million increase in Airline Solutions’ SabreSonic CSS revenue for the nine months ended September 30, 2015 compared to the same period in the prior year. Approximately $16 million of the revenue increase in SabreSonic CSS is attributable to growth in PBs of 6% to 407 million for the nine months ended September 30, 2015, combined with higher revenue per PB due to broader adoption of our products by our existing customers. The growth in PBs was driven by existing customers. In addition, revenue associated with the extension of a services contract with a significant customer increased by $18 million during the nine months ended September 30, 2015 . This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012;

•	a $7 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•	a $22 million increase in Hospitality Solutions revenue for the nine months ended September 30, 2015 compared to the same period in the prior year driven primarily by an increase in CRS transactions.

Cost of Revenue

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$837,857	$750,318	$87,539	12%
Airline and Hospitality Solutions	356,156	336,429	19,727	6%
Eliminations	(9,680)	(7,032)	(2,648)	(38)%
Total segment cost of revenue	1,184,333	1,079,715	104,618	10%
Corporate	47,042	49,723	(2,681)	(5)%
Depreciation and amortization	177,080	153,054	24,026	16%
Amortization of upfront incentive consideration	31,575	33,177	(1,602)	(5)%
Total cost of revenue	$1,440,030	$1,315,669	$124,361	9%

Travel Network—Cost of revenue increased $88 million, or 12%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily a result of an increase in incentive consideration as well as other costs associated with Abacus' operations.

Airline and Hospitality Solutions—Cost of revenue increased $20 million, or 6%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs.
Corporate—Cost of revenue associated with corporate unallocated costs decreased $3 million, or 5%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily the result of a $11 million decrease in unallocated labor costs, partially offset by an increase of $8 million of data processing and technology-related expenses.
Depreciation and amortization—Depreciation and amortization increased $24 million, or 16%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$412,042	$351,970	$60,072	17%
SG&A increased by $60 million, or 17%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The acquisition of Abacus contributed $39 million to the increase in SG&A, primarily due to its costs of operations, $13 million in acquisition-related costs, $9 million in restructuring and related costs, and $5 million of amortization of acquired intangible assets. Various other expenses increased by $21 million primarily associated with secondary equity offerings, legal and professional fees, headcount-related costs and technology-related costs.
Interest Expense, net

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$129,643	$167,332	$(37,689)	(23)%

Interest expense, net, decreased $38 million, or 23%, for the nine months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily the result of the prepayments on our 2019 Notes and Term C facility, made in the second quarter of 2014, and a lower effective interest rate as a result of the extinguishment of our 2019 Notes through the issuance of our 2023 Notes in April 2015.  In addition, we recognized $12 million in losses during the nine months ended September 30, 2014 associated with interest rate swaps that matured in September 2014.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$33,235	$33,538	$(303)	(1)%
As a result of the refinancing of our 2019 Notes in April of 2015, we recognized a loss on extinguishment of debt of $33 million which consisted of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. During the nine months ended September 30, 2014, we recognized a loss on extinguishment of debt of $31 million as a result of prepayments on our Term C facility and 2019 Notes, which included a $27 million prepayment fee on the 2019 Notes.
Joint Venture Equity Income

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$14,198	$9,367	$4,831	52%

On July 1, 2015, we acquired the remaining 65% of our former joint venture, AIPL, and based on our joint venture interests as of September 30, 2015, we do not expect joint venture equity income to be material to our results of operations subsequent to the acquisition date. The increase in joint venture equity income of $5 million in the nine months ended September 30, 2015 compared to the same period in the prior year is a result of higher net income of AIPL, primarily driven by a release of a significant tax reserve, prior to the acquisition on July 1, 2015, due to the resolution of certain tax positions with a local tax authority.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Other income (expense), net	$88,320	$(839)	$89,159	**
 ________________________
** not meaningful
Other income (expense), net, increased $89 million for the nine months ended September 30, 2015 compared to the prior year. We recognized a gain of $86 million in the nine months ended September 30, 2015 as a result of the remeasurement of our previously-held 35% equity interest in AIPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million in the nine months ended September 30, 2015 associated with the settlement of a pre-existing agreement between us and AIPL related to data processing services. These gains were partially offset by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$84,966	$55,651	$29,315	53%
Our effective tax rates for the nine months ended September 30, 2015 and 2014 were 29% and 44%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in forecasted earnings in lower tax jurisdictions and the $86 million gain on remeasurement of our previously-held equity interest in Abacus, which is non-taxable.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2015 and December 31, 2014, our cash and cash equivalents, Revolver availability and outstanding balance, and outstanding letters of credit were as follows (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$132,695	$155,679
Available balance under the Revolver	384,556	358,619
Reductions to the Revolver availability:
Outstanding Revolver balance	—	—
Outstanding letters of credit	20,608	46,545

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2015 and December 31, 2014.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, and service our debt and other long-term liabilities. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value and enhance financial performance. These transactions may require cash expenditures or generate proceeds.
As of September 30, 2015, we have net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes, most of which are subject to the tax receivable agreement (“TRA”). Although future changes in our common stock ownership, including through sales of stock by large stockholders or other transactions that are not within our control, may lead to a change of control under Section 382 of the Internal Revenue Code, as of the date of this Quarterly Report on Form 10-Q we do not believe this will limit our ability to fully realize any benefit from the NOLs to which we are entitled.
Liquidity Outlook
We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments or to pay down our $400 million of senior unsecured notes due in 2016. In July 2015, we completed our acquisition of Abacus for net cash consideration of $442 million. See "—Recent Events Impacting our Liquidity and Capital Resources—Acquisition of Abacus."
Dividends
During the third quarter of 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $25 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.

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
Acquisition of Abacus
In July 2015, we completed the acquisition of the remaining 65% interest in AIPL and the acquisition of two national marketing companies for net cash consideration of $442 million, which excludes the effect of net working capital adjustments subject to finalization. The acquisition was funded with a combination of cash on hand and a $70 million draw on our Revolver. In addition, AIPL has executed an agreement to acquire the remaining interest in the Malaysia NMC, which we expect to close in the fourth quarter of 2015. We expect that this acquisition will be funded by cash on hand.
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
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. In conjunction with the political and economic uncertainty in Venezuela, demand for travel by local consumers has declined. Certain airlines have scaled back operations in response to the reduced demand as well as the currency controls which has impacted our airline customers in Venezuela. During the nine months ended September 30, 2015, we collected $2 million from customers in Venezuela all of which was outstanding as of December 31, 2014. Accounts receivable outstanding from customers in Venezuela totaled $14 million as of September 30, 2015, which will be recognized as revenue when cash is received.
Secondary Public Offerings
During the nine months ended September 30, 2015, certain of our stockholders sold an aggregate of 73,970,000 shares of our common stock, which includes 7,170,000 shares of our common stock sold as a result of the underwriters' exercise of their overallotment options. We did not offer any shares or receive any proceeds from these secondary public offerings or from the exercise of the underwriters' allotment options.
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
Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Cash provided by operating activities	$389,710	$285,544
Cash used in investing activities	(644,505)	(185,777)
Cash used in financing activities	(39,255)	(59,284)
Cash provided by (used in) discontinued operations	277,926	(191,706)
Effect of exchange rate changes on cash and cash equivalents	(6,860)	734
Decrease in cash and cash equivalents	$(22,984)	$(150,489)

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2015 was $390 million and consisted of net income from continuing operations of $205 million, adjustments for non-cash and other items of $308 million and a decrease in cash from changes in operating assets and liabilities of $123 million. The adjustments for non-cash and other items consist primarily of $255 million of depreciation and amortization, $63 million of deferred income taxes, $33 million of loss on extinguishment of debt, $32 million in amortization of upfront incentive consideration, $29 million of dividends received from joint venture investments, and $23 million stock-based compensation expense, partially offset by $49 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $123 million was primarily the result of a $55 million increase in other assets mainly attributable to deferred advances to customers, $50 million used for capitalized implementation costs, $46 million used for upfront incentive consideration, $64 million increase in accounts receivable due to seasonality, and a $10 million increase in accrued compensation and related benefits. These decreases were partially offset by an increase of $61 million in accounts payable and other accrued liabilities, mainly related to an increase in accrued incentive consideration driven by volume growth and seasonality, and an increase of $16 million in deferred revenue primarily related to upfront solution fees.

Cash provided by operating activities for the nine months ended September 30, 2014 was $286 million and consisted of net income from continuing operations of $70 million, adjustments for non-cash and other items of $336 million and a decrease in cash of $120 million from changes in operating assets and liabilities. The adjustments for non-cash and other items consist primarily of $221 million of depreciation and amortization, $35 million of deferred taxes, $34 million of loss on extinguishment of debt, $33 million in amortization of upfront incentive consideration, and $14 million of stock-based compensation expense. The decrease in cash of $120 million from changes in operating assets and liabilities was primarily the result of an increase of $73 million in accounts and other receivables due to seasonality, $61 million increase in other assets, primarily due to a $50 million payment made to American Airlines in conjunction with the new Airlines Solution contract, $32 million used for upfront incentive consideration, and $27 million used for capitalized implementation costs. These decreases were partially offset by an increase of $44 million in deferred revenue, including upfront solution fees, and a $30 million increase in trade payables, mainly related to an increase in incentive consideration driven by volume growth and seasonality.
Investing Activities
For the nine months ended September 30, 2015, we used cash of $442 million paid for Abacus International Pte Ltd, and $203 million on capital expenditures, including $163 million related to software developed for internal use.
For the nine months ended September 30, 2014, we used cash of $154 million on capital expenditures, including $128 million related to software developed for internal use, and $32 million paid for Genares Worldwide Reservation Services, Ltd.
Financing Activities
For the nine months ended September 30, 2015, we used $39 million for financing activities. Significant highlights of our financing activities include:

•	we issued $530 million of senior secured notes due in 2023 and used a portion of the proceeds to extinguish our 2019 Notes of $480 million;

•	on our Revolver, we made draws totaling $222 million and payments totaling $222 million resulting in no outstanding balance as of September 30, 2015;

•	we paid $40 million of debt prepayment fees and issuance costs;

•	we made payments totaling $17 million on the principal outstanding on our term loans and mortgage;

•	we paid $74 million in dividends on our common stock; and

•	we received net proceeds of $40 million from the settlement of equity-based awards.
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

•	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes;

•	we paid down $27 million of the term loan outstanding as part of quarterly principal repayments;

•	we paid $27 million in contingent consideration associated with our acquisition of PRISM in 2012; and

•	we paid $24 million in cash dividends on our common stock.

Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $1 million and $190 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows used by discontinued operating activities in the nine months ended September 30, 2015 compared to 2014 is primarily due to a decrease of cash used to pay travel supplier liabilities, lower operating losses and a cash refund of $30 million received from the State of Hawaii in connection with hotel occupancy tax litigation. In 2014, Travelocity’s working capital was impacted by our long-term strategic marketing agreement with Expedia (“Expedia SMA”) and the sale of TPN as we no longer received cash directly from consumers and did not incur a payable to travel suppliers for new bookings but continued to pay travel suppliers for travel consumed that originated on our technology platforms. The Expedia SMA was terminated as the result of the sale of Travelocity.com to Expedia.
Cash flows provided by discontinued investing activities for the nine months ended September 30, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 11, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
In April 2015, we extinguished our $480 million 2019 Notes through the issuance of $530 million senior secured notes due in 2023 with a stated interest rate of 5.375%. There were no other material changes to our future minimum contractual obligations as of December 31, 2014 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 3, 2015.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2015 and year ended December 31, 2014.
Recent Accounting Pronouncements
In September 2015, Financial Accounting Standards Board (“FASB”) issued updated guidance that eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement-period adjustments. Under the updated guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The nature and the amount of measurement-period adjustments must be disclosed on the face of the income statement or in the notes to the financial statements. The updated guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted this guidance in the third quarter of 2015.
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
In April 2015, FASB issued updated guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from the debt liability rather than as an asset. The standard aligns GAAP guidance on the balance sheet presentation of debt issuance costs with International Financial Reporting Standards. The guidance is effective for interim and annual periods beginning after December 15, 2015. We do not believe that our adoption will have a material impact on our consolidated balance sheets.

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
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 11, Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•
factors that affect demand for travel such as outbreaks of contagious diseases, including Ebola and the MERS virus, increases in fuel prices, changing attitudes towards the environmental costs of travel and safety concerns;

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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, the consolidation in the airline industry and the recent economic downturn, among other factors, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide such content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Increasing travel agency incentive consideration” included in Part II, Item 7 of our 2014 Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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

Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.
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
Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally, including Abacus which is managed as a region of our Travel Network segment.

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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience cybersecurity incidents that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in cybersecurity. We recently have been made aware of a cybersecurity incident involving several servers managed by a third party. Accordingly, we are conducting an investigation with respect to this incident. At this time, we have not detected any evidence to indicate the compromise of sensitive protected information, such as payment card industry data (“PCI”)  or personally identifiable information (“PII”), in connection with this incident. There is a risk that this investigation may reveal that PII, PCI or other material assets have been compromised or that new breaches could occur and sensitive or material information could be compromised in the future. The costs of this investigation, as well as any remediation of the costs related to the incident, may be material. We assume no obligation and expressly disclaim any duty to update related hereto except as required by law.
Any physical or electronic break-in, cybersecurity incidents or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks including this incident, such insurance coverage is subject to a retention amount and may be insufficient to cover all our losses beyond any retention.
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems. The specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors. Even if we are able to maintain our employee base, the resources needed to recruit and retain such employees may adversely affect our business, financial condition and results of operations.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations, including our recent acquisition of the remaining interest in Abacus. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 11, Contingencies, to our consolidated financial statements included in Part I, Item 1. For example, a number of state and local governments have filed lawsuits against us pertaining to sales or occupancy taxes they claim are due on some or all of our fees relating to hotel content distributed and sold via the merchant revenue model. Even if we are successful in defending these types of lawsuits, state and local governments could adopt new ordinances directly taxing hotel booking fees and we may not be able to successfully challenge such ordinances.
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
The defense of these actions, as well as any of the other actions described in Note 11, Contingencies, to our consolidated financial statements included in Part I, Item 1 and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 11, Contingencies, to our consolidated financial statements included in Part I, Item 1 for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at September 30, 2015 contained intangible assets, net, including goodwill, of approximately $3,298 million. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of September 30, 2015, we had $3,121 million of indebtedness outstanding in addition to $385 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), after taking into account the availability reduction of $21 million for letters of credit issued under the revolving portion. Our senior unsecured notes of $400 million matures in March 2016. We have no other indebtedness due in the next twelve months. Our substantial level of indebtedness will increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in Canada, South America, Europe, Australia and Asia. For the nine months ended September 30, 2015, foreign currency operations included approximately $133 million of revenue and $366 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively, including the impact of our acquisition of Abacus on July 1, 2015.  For the three months ended September 30, 2015, foreign currency operations represented approximately 6% and 21% of our total revenue and operating expenses, respectively. For the year ended December 31, 2014, foreign currency operations included $163 million of revenue and $419 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 4% and 6% of our revenue and operating expenses, respectively, for the nine months ended September 30, 2015. As a result, we face exposure to movements in currency exchange rates.
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
Any failure to comply with the restrictions of our Amended and Restated Credit Agreement, the indentures governing the 2016 Notes and the 2023 Notes or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and The NASDAQ Stock Market ("NASDAQ") rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.
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
As of September 30, 2015, the Principal Stockholders (as defined below) own, in the aggregate, approximately 49.99% of our outstanding common stock. Since the Principal Stockholders no longer hold more than 50% of the voting power of Sabre, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NASDAQ. Pursuant to the requirements of NASDAQ’s listing rules, within one year after we cease to be a controlled company, our compensation committee and governance and nominating committee must be composed entirely of “independent directors” (as defined by NASDAQ listing rules) and a majority of our board of directors must consist of independent directors. These two committees are currently comprised entirely of independent directors and a majority our board of directors currently consists of independent directors; however, if we were to utilize the exemptions made available under NASDAQ’s rules for controlled companies, then during the phase-in period granted by NASDAQ’s listing rules you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules regarding corporate governance. Even though we are no longer a “controlled company” under NASDAQ listing rules, the Principal Stockholders will continue to have significant influence over us.
We are a party to an amended and restated Stockholders’ Agreement as further amended and restated, (the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest (each as defined below). Pursuant to the Stockholders’ Agreement the Silver Lake Funds and the TPG Funds currently have the right to designate for nomination two directors and three directors, respectively, which collectively will represent a majority of the members of our board of directors. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director, defined herein as the Joint Designee, who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
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

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.61	Employment Agreement by and between Sabre Corporation and Sean Menke, dated August 29, 2015.
10.62
Amendment to Letter Agreement by and between Sabre Corporation and Greg Webb, dated September 8, 2015 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2015).

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

SABRE CORPORATION
(Registrant)
Date:	October 29, 2015	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)