Form 10-K
period 2015-12-31
Sabre Corp
filed 2016-02-19
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Sabre Corporation
(Exact name of registrant as specified in its charter)

Delaware	001-36422	20-8647322
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
3150 Sabre Drive Southlake, TX 76092
(Address, including zip code, of principal executive offices)
(682) 605-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value		The NASDAQ Stock Market LLC
(Title of class)		(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2015, was $2,727,088,799. As of February 10, 2016, there were 275,223,143 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders to be held on May 25, 2016, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “believes,” “may,” “will,” “predicts,” “potential,” “anticipates,” “estimates,” “expects,” should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
In this Annual Report on Form 10-K, references to “Sabre,” the “Company,” “we,” “our,” “ours” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.
PART I

ITEM 1.	BUSINESS
Overview
Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”), which is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. (“Sabre GLBL”) is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL or its direct or indirect subsidiaries conduct all of our businesses. Our principal executive offices are located at 3150 Sabre Drive, Southlake, Texas 76092.
We are a leading technology solutions provider to the global travel and tourism industry. We span the breadth of the global travel ecosystem, providing key software and services to a broad range of travel suppliers and travel buyers. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to high-value marketing and operations solutions, such as planning airline crew schedules, re-accommodating passengers during irregular flight operations and managing day-to-day hotel operations. These solutions allow our customers to market, distribute and sell their products more efficiently, manage their core operations, and deliver enhanced travel experiences.
Business Segments
We operate through two business segments: Travel Network and Airline and Hospitality Solutions. Financial information about our business segments and geographic areas is provided in Note 17, Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
Travel Network
Travel Network is our global business-to-business travel marketplace and consists primarily of our global distribution system (“GDS”) and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices, and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”) and corporate travel departments.

During 2015, we expanded Travel Network's presence in the Asia Pacific (“APAC”) region through the acquisition of the remaining 65% interest in Abacus International Pte Ltd (“AIPL”), a Singapore-based business-to-business travel e-commerce provider that serves APAC. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us.
Airline and Hospitality Solutions
Our Airline and Hospitality Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines, hotel properties and other travel suppliers. Airline and Hospitality Solutions aggregates our Airline Solutions and Hospitality Solutions operating segments.
Airline Solutions—Our Airline Solutions business provides industry-leading and comprehensive software solutions that help our airline customers better market, sell, serve and operate. We offer airline software solutions in three functional suites: our reservation system, SabreSonic Customer Sales & Service (“SabreSonic”); and our commercial and operations solutions, Sabre AirVision Marketing & Planning; and Sabre AirCentre Enterprise Operations. SabreSonic provides comprehensive capabilities around managing sales and customer service across an airline’s diverse touch points. Sabre AirVision Marketing & Planning is a set of strategic airline commercial planning solutions that focuses on helping our customers improve profitability and develop their brand. Sabre AirCentre Enterprise Operations is a set of strategic solutions that drive operational effectiveness through holistic planning and management of airline, airport and customer operations.
Hospitality Solutions—Our Hospitality Solutions business provides software and solutions to hotel properties around the world. Our offerings include distribution through our SynXis central reservation system (“CRS”), property management through SynXis Property Manager Solution (“PMS”), marketing services and consulting services that optimize distribution and marketing.
In January 2016, we completed the acquisition of the Trust Group of Companies (“Trust Group”), a central reservation, revenue management and hotel marketing provider with a significant presence in Europe, the Middle East and Africa (“EMEA”) and in APAC. Inclusive of this acquisition, we provide our software and solutions to over 30,000 hotel properties around the world.
Strategy
We provide innovative technology and solutions to help our travel industry customers succeed and grow. The key elements of our strategy include:

•
Commitment to develop innovative technology products through investment of significant resources in solutions that address key customer needs which include retailing solutions, mobile capabilities, data analytics and business intelligence and workflow optimization.

•	Geographic expansion beyond our traditional strengths by seeking to deepen our presence in high-growth geographies in Europe, including high-growth Eastern European markets, APAC and Latin America.

•
Pursuit of new customers and marketplace content through seeking to actively add new travel supplier content to Travel Network and continuing to pursue new customers for our Airline and Hospitality Solutions business.

•	Strengthen relationships with existing customers, including promoting the adoption of our products within and across our existing customers.
Customers
Travel Network customers consist of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and travelers and other sellers of travel and consumers of travel information. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and low-cost carriers (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hospitality Solutions, inclusive of the acquisition of the Trust Group, has a global customer base of over 30,000 hotel properties of all sizes.
No individual customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2015 and 2014.

Sources of Revenue
Transactions—Bookings that generate fees directly to Travel Network (“Direct Billable Booking”) include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves, a travel supplier’s product on our GDS, for which we receive a fee. Transaction fees include, but are not limited to transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.
SaaS and Hosted—Airline and Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We maintain our SaaS and hosted software and manage the related infrastructure. We collect the implementation fees and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
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
Software Licensing—Airline and Hospitality Solutions generates revenue from fees for the installation and use of our software products. Some contracts under this model generate additional revenue for the maintenance of the software product.
Media—Advertising revenue is generated by Travel Network from customers that advertise products on our GDS. Advertisers use two types of advertising metrics: (i) display advertising and (ii) action advertising. In display advertising, advertisers generally pay based on the number of customers who view the advertisement, and are charged based on cost-per-thousand impressions. In action advertising, advertisers generally pay based on the number of customers who perform a specific action, such as click on the advertisement, and are charged based on the cost per action.
Competition
We compete in highly competitive markets. Travel Network competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities and direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. Airline Solutions operates in an industry that is very competitive and highly fragmented, which includes other providers of reservations systems and software applications solutions and airlines that develop their own software applications and reservations systems in-house. Primary competitors of Hospitality Solutions are in the hospitality CRS and PMS fields and hotels that develop their own software applications and CRSs in house, including global hotel chains.
Technology and Operations
Our technology strategy is based on achieving company-wide stability and performance at the most efficient price point. Significant investment has gone into building a centralized middleware environment with an emphasis on simplicity, security, and scalability. We invest heavily in software development, delivery and operational support capabilities and strive to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators.
Our architecture has evolved from a mainframe centric transaction processing environment to a secure processing platform that is one of the world’s most heavily used and resilient service oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline operations and decision support systems; an array of customized applications available through the Sabre Red App Centre; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.

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
Our businesses may also be subject to regulations affecting issues such as: trade sanctions, exports of technology, telecommunications, and e-commerce. These regulations may vary among jurisdictions.
See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Seasonality
The travel industry is seasonal in nature. Travel bookings for Travel Network, and the revenue we derive from those bookings, are typically seasonally strong in the first and third quarters, but decline significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking and because customers generally book their November and December holiday leisure-related travel earlier in the year and business-related travel declines during the holiday season, revenue resulting from bookings is typically lower in the fourth quarter.
Employees
As of December 31, 2015, we employed approximately 9,100 people. We have not experienced any work stoppages and consider our relations with our employees to be good.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website under the link investors.sabre.com/sec.cfm. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

•	general and local economic conditions;

•
financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies or consolidations, on the cost and availability of travel content;

•
factors that affect demand for travel such as outbreaks of contagious diseases, including Zika, Ebola and the MERS virus, increases in fuel prices, changing attitudes towards the environmental costs of travel and safety concerns;

•	inclement weather, natural or man-made disasters;

•	political events like acts or threats of terrorism, hostilities and war; and

•
factors that affect supply of travel such as changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports.

Our Travel Network business and our Airline and Hospitality Solutions business depend on maintaining and renewing contracts with their customers and other counterparties.
In our Travel Network business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three- to five-year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all.
We also enter into contracts with travel buyers. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. We cannot guarantee that we will be able to renew our travel buyer agreements in the future on favorable economic terms or at all.

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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe. During 2015 we expanded Travel Network's presence in APAC through the acquisition of AIPL. Our geographic concentration in the United States and Europe, as well as our expanded focus in APAC, makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these regions.
Despite modest growth in the U.S. economy, there is still weakness in parts of the global economy, including increased unemployment, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. We cannot predict the magnitude, length or recurrence of recessionary economic patterns, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
We derive the remainder of our revenues from Latin America, the Middle East and Africa and APAC. Any unfavorable economic, political or regulatory developments in these regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, markets that have traditionally had a high level of exports to China, or that have commodities-based economies, have recently experienced slowing or deteriorating economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
Similarly, in Venezuela, due to currency controls that impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we are deferring the recognition of any future revenues until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. In response to the political and economic uncertainty in Venezuela, certain airlines have scaled back operations in response to the reduced demand for travel by local consumers as well as the currency controls which has impacted our airline customers in Venezuela.

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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to:

•	business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;

•	changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies;

•	adverse laws and regulatory requirements, including more comprehensive regulation in the EU;

•	difficulty in developing, managing and staffing international operations because of distance, language and cultural differences;

•	disruptions to or delays in the development of communication and transportation services and infrastructure;

•	consumer attitudes, including the preference of customers for local providers;

•	increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and the degree of employee unionization and activism;

•	export or trade restrictions or currency controls;

•	more restrictive data privacy requirements;

•	governmental policies or actions, such as consumer, labor and trade protection measures;

•	taxes, restrictions on foreign investment and limits on the repatriation of funds;

•	diminished ability to legally enforce our contractual rights; and

•	decreased protection for intellectual property.
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
Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We process, store, and transmit large amounts of data, including personal information of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by HP Enterprises, LLC (“HPE”) or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience cybersecurity incidents that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in cybersecurity. We recently were made aware of a cybersecurity incident involving several servers managed by a third party. Accordingly, we conducted an investigation with respect to this incident. We have concluded this investigation, and our review found no loss of traveler data, including no unauthorized access to or acquisition of sensitive protected information, such as payment card industry data (“PCI”)  or personally identifiable information (“PII”), in connection with this incident. There is a risk that additional incidents could occur and sensitive or material information could be compromised in the future. The costs of any investigation of such future incidents, as well as any remediation of the costs related to these incidents, may be material.
Any physical or electronic break-in, cybersecurity incidents or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage is subject to a retention amount and may be insufficient to cover all our losses beyond any retention.
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
We rely on the availability and performance of information technology services provided by third parties, including HPE, which manages a significant portion of our systems.
Our businesses are largely dependent on the computer data centers and network systems operated for us by HPE, including through our recently amended agreement with HPE. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users.
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with HPE provides us with limited indemnification rights. We could face significant additional cost or business disruption if:

•
Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, in 2013, we experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers. This outage, which affected both our Travel Network business and our Airline Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated.

•
Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on HPE for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in HPE’s pricing for its services.

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
Our ability to recruit, train and retain employees, including our key executive officers and technical employees, is critical to our results of operations and future growth.
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones.
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. In addition, our board of directors recently considered the performance of our chief executive officer and, while acknowledging his strong operational and financial performance, found he had demonstrated shortcomings in other leadership areas. Consequently, our board recommended to our compensation committee that it reduce the discretionary compensation to be awarded our chief executive officer in 2016.
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
Our Travel Network business utilizes third-party distributor partners and joint ventures to extend our GDS services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since we do not exercise management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our joint venture partners.
We are exposed to risks associated with acquiring or divesting businesses or business operations.
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations, including our recent acquisition of Abacus (as defined below). We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock.
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, including PCI or PII, or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “—Security breaches could expose us to liability and damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See “Legal Proceedings” in Part I, Item 3. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to (i) monetary damages, including treble damages under the antitrust laws, payment of reasonable attorneys’ fees and costs, and depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing or (ii) declaratory relief. Other parties might likewise seek to benefit from any unfavorable outcome by bringing their own claims against us on the same or similar grounds. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to both the US Airways and DOJ proceedings, if declaratory relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.
Additionally, a number of state and local governments have filed lawsuits against us pertaining to sales or occupancy taxes they claim are due on some or all of our fees relating to hotel content distributed and sold via the merchant revenue model by our discontinued Travelocity business. In the merchant revenue model, the customer pays us an amount at the time of booking that includes (i) service fees, which we collect and retain, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we pass along to the hotel supplier. Even if we are successful in defending these types of lawsuits, state and local governments could adopt new ordinances directly taxing hotel booking fees and we may not be able to successfully challenge such ordinances.
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
Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We are currently subject to such assertions, including patent infringement claims, and may be subject to such assertions in the future. These assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against these assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, these claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.
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

We license software and other intellectual property from third parties. These licensors may breach or otherwise fail to perform their obligations, or claim that we have breached or otherwise attempt to terminate their license agreements with us. We also rely on license agreements to allow third parties to use our intellectual property rights, including our software, but there is no guarantee that our licensees will abide by the terms of our license agreements or that the terms of our agreements will always be enforceable.
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
Our Airline and Hospitality Solutions business exposes us to the risk of product liability claims that are inherent in software development. We may inadvertently create defective software, or supply our customers with defective software or software components that we acquire from third parties, which could result in personal injury, property damage or other liabilities, and may result in warranty or product liability claims brought against us, our travel supplier customers or third parties.
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
Further, the United States has imposed economic sanctions that affect transactions with designated foreign countries, including Cuba, Iran, Sudan and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
In our processing of travel transactions, we collect, process, store, use and transmit large amounts of sensitive personal data. This information is increasingly subject to legal restrictions around the world, which may result in conflicting legal requirements in the United States and other jurisdictions. For example, the U.S. Congress and federal agencies, including the Federal Trade Commission, have started to take a more aggressive stance in drafting and enforcing privacy and data protection laws. The EU is also in the process of reforming its existing data protection legal framework. These legal restrictions are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction. Companies that handle this type of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure or use of sensitive personal information. As privacy and data protection becomes an increasingly politicized issue, we may also become exposed to potential liabilities as a result of conflicting legal requirements, differing views on the privacy of travel data or failure to comply with applicable requirements. Our business could be materially adversely affected if we are unable or unwilling to comply with legal restrictions on the use of sensitive personal information or if such restrictions are expanded to require changes in our current business practices or are interpreted in ways that conflict with or negatively impact our present or future business practices. Additionally, we are required to indemnify some of our customers for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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
Our consolidated balance sheet at December 31, 2015 contained goodwill and intangible assets, net totaling $3.3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
Our pension plans in the aggregate are estimated to be unfunded by $94 million as of December 31, 2015. With approximately 5,150 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We are exposed to risks associated with PCI compliance.
The PCI Data Security Standard (“PCI DSS”) is a set of comprehensive requirements endorsed by credit card issuers for enhancing payment account data security that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with the PCI DSS is significant and may increase as the requirements change. We are tested periodically for compliance and completed our last annual assessment in June 2015. We were found to be compliant in that assessment. Compliance does not guarantee a completely secure environment. Moreover, compliance is an ongoing activity and the formal requirements continue to evolve as new threats and protective measures are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

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
As a result, we may be required to finance our cash needs through bank loans, additional debt financing, public or private equity offerings or otherwise. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to:

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
We have a significant amount of indebtedness. As of December 31, 2015, we had $3.4 billion of indebtedness outstanding in addition to $381 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), after taking into account the availability reduction of $25 million for letters of credit issued under the revolving portion. Our remaining outstanding senior unsecured notes of $165 million mature in March 2016. We have no other indebtedness due in the next twelve months. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Amended and Restated Credit Agreement and the indentures governing our senior unsecured notes due in 2016 and our senior secured notes due in 2023 allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. During the year ended December 31, 2014, foreign currency operations included $163 million of revenue and $419 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 6% of our operating expenses for each of the years ended December 31, 2015 and 2014. As a result, we face exposure to movements in currency exchange rates.
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
Any failure to comply with the restrictions of our Amended and Restated Credit Agreement, the indentures governing our senior unsecured notes due 2016 and senior secured notes due 2023 or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.
We plan to update our enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.
In 2016, we are implementing a project to consolidate our business technology infrastructure to a single global enterprise resource planning (“ERP”) system. We expect to invest capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the ERP system, particularly ones that impact our financial reporting and accounting systems, could adversely affect our business. Even if we do not encounter these adverse effects, the design and implementation of the ERP system may be more costly than we anticipate, which could negatively impact our financial position, results of operations and cash flows. In addition, the ERP system will be outsourced to a third-party provider, and any disruption to those outsourced systems may negatively impact our business. See “—We rely on the availability and performance of information technology services provided by third parties, including HPE, which manages a significant portion of our systems.”
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and The NASDAQ Stock Market (“NASDAQ”) rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.
The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we annually evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of each fiscal year the effectiveness of those controls. In connection with the Section 404 requirements, both we and our independent registered public accounting firm test our internal controls and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.
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
As of January 31, 2016, the Principal Stockholders (as defined below) own, in the aggregate, approximately 33% of our outstanding common stock. Since the Principal Stockholders no longer hold more than 50% of the voting power of Sabre, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NASDAQ. Pursuant to the requirements of NASDAQ’s listing rules, within one year after we cease to be a controlled company, our compensation committee and governance and nominating committee must be composed entirely of “independent directors” (as defined by NASDAQ listing rules) and a majority of our board of directors must consist of independent directors. These two committees are currently comprised entirely of independent directors and a majority of our board of directors currently consists of independent directors; however, if we were to utilize the exemptions made available under NASDAQ’s rules for controlled companies, then during the phase-in period granted by NASDAQ’s listing rules you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules regarding corporate governance. Even though we are no longer a “controlled company” under NASDAQ listing rules, the Principal Stockholders will continue to have significant influence over us.
We are a party to an amended and restated Stockholders’ Agreement (as further amended and restated, the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest II (each as defined below). Pursuant to the Stockholders’ Agreement the Silver Lake Funds and the TPG Funds currently have the right to designate for nomination two directors and three directors, respectively, which collectively will represent a majority of the members of our board of directors. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director, defined herein as the Joint Designee, who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
“TPG” refers to TPG Global, LLC and its affiliates, the “TPG Funds” refer to one or more of TPG Partners IV, L.P. (“TPG Partners IV”), TPG Partners V, L.P. (“TPG Partners V”), TPG FOF V-A, L.P. (“TPG FOF V-A”) and TPG FOF V-B, L.P. (“TPG FOF V-B”), “Silver Lake” refers to Silver Lake Management Company, L.L.C. and its affiliates and “Silver Lake Funds” refer to either or both of Silver Lake Partners II, L.P. and Silver Lake Technology Investors II, L.P. “Sovereign Co-Invest II” refers to Sovereign Co-Invest II, LLC, an entity co-managed by TPG and Silver Lake. “Principal Stockholders” refer to the TPG Funds, the Silver Lake Funds and Sovereign Co-Invest II.

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
We intend to continue to pay quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, compliance with covenants and financial ratios related to existing or future indebtedness, including under our Amended and Restated Credit Agreement, our senior secured notes due in 2016 and our senior secured notes due in 2023, and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As a company with global operations, we operate in many countries with a variety of sales, administrative, product development, and customer service roles provided in these offices.
Americas: Our corporate and business unit headquarters and domestic operations are located in a property which we own in Southlake, Texas, and in two leased offices located in Westlake, Texas. The Westlake leases expire in 2026 and include early termination options in 2022. There are 10 additional offices across North America and 13 offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these additional offices are leased.
Europe: Travel Network has its European regional headquarters in London, United Kingdom, with a lease that expires in 2027 and includes an early termination option in 2022. There are 22 additional offices across Europe that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.

APAC: Travel Network and Airline and Hospitality Solutions have their APAC regional operations headquarters in three offices located in Singapore, with two leases that expire in 2017 and one lease that expires in 2019. There are 41 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. Forty of 41 additional offices are leased, and one property in Kuala Lumpur, Malaysia is owned.

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
Antitrust Litigation and DOJ Investigation
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with US Airways, which US Airways says contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Document, fact and expert witness discovery is complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a ruling eliminating a majority of the alleged damages as well as rejecting a request for injunctive relief. The injunctive relief sought by US Airways requested that the court require us to modify language in our customer contracts. The claims that have been dismissed to date are subject to appeal.
Based on the summary judgment ruling, the potential remaining range of single damages has been significantly reduced. In respect of all of the remaining claims, US Airways claims damages (before trebling) of either $45 million or $73 million. We believe these claims are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts. With respect to the remaining claims in this case, we believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims.
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

US Airways made a motion to amend its complaint to reinstate its claim for damages (before trebling) of either $45 million or $73 million. In December 2015, the court issued a ruling permitting US Airways to file a Third Amended Complaint reinstating its claim for damages (before trebling) of either $45 million or $73 million. However, the court’s December 2015 ruling also required US Airways to reimburse us for our costs and fees associated with certain legal proceedings during 2015 before it may file a Third Amended Complaint. In February 2016, the court ruled that US Airways may file a third amended complaint by March 10, 2016 provided it reimburses us $6 million for these costs and fees. To date, US Airways has not paid us this amount or filed its Third Amended Complaint.
Currently there is no trial date set for the remaining claims.
We believe that the claims associated with this case are not probable and therefore have not accrued any losses as of December 31, 2015. We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. We have not made any provisions or recorded any liability for the potential resolution of this matter. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the Federal District Court of New York, Southern Division. In January 2016, we filed a motion to dismiss all of the plaintiffs’ claims, which is pending before the court. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to, for example, negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. Although the amount of damages allegedly incurred by the plaintiffs has not been asserted to date, the plaintiffs are also seeking declaratory and injunctive relief. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against these claims.
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. Discovery has been closed, and we expect that summary judgment briefing will be completed in the first half of 2016.

Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. We appealed the tax assessments and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”), formerly AIPL, is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2011, which are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $41 million as of December 31, 2015, which could have an adverse effect on our business, financial condition and results of operations. We and SAPPL intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL is also subject to litigation by the India Director General (Service Tax) ("DGST"), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. No provision has been recorded for this matter as we believe we will ultimately prevail.
Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes
On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Asset Purchase Agreement with Expedia (the “Travelocity Purchase Agreement”), we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to our previous long-term strategic marketing agreement with Expedia (the “Expedia SMA”). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.
In recent years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earned from facilitating hotel reservations, where the customer paid us an amount at the time of booking that included (i) service fees, which we collected and retained, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we passed along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for amounts not material to our results of operations, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.

We have received recent favorable decisions pertaining to cases in Florida, North Dakota, North Carolina, California, Montana, Arizona and Colorado. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits, and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. On June 11, 2015, the Supreme Court of Florida affirmed the Leon County judgment in favor of Travelocity and other OTAs, ruling they are not subject to state or local taxes that apply to the renting, leasing, or letting of hotel rooms. Separately, on December 9, 2015, the Supreme Court of Florida denied review of Broward County’s appeal, citing its earlier decision in the Leon County case. On July 9, 2015, a district court in North Dakota ruled that Travelocity and other OTAs are not engaged in the business of leasing or renting hotel accommodations and thus are not subject to the City of Fargo’s hotel tax. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court.  On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. On August 12, 2015, the Supreme Court of Montana affirmed the trial court’s decision that Travelocity is not subject to the lodging facility use tax, but concluded that Travelocity’s service fees are subject to sales tax on accommodations and vehicles. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has appealed the decision to the Supreme Court of Colorado.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on July 23, 2015, a court of appeals for the District of Columbia ruled in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District of Columbia hotel occupancy tax. As a result, we paid $6 million to the District in the third quarter of 2015, most of which was previously accrued. We did not record material charges associated with these cases during the years ended December 31, 2015, 2014 and 2013.
On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to hotel occupancy taxes and that the OTAs have a duty to collect and remit these taxes. We disagree with the jury’s finding and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit. The verdict against us, including penalties and interest, is $4 million, which we do not believe we will ultimately pay and therefore have not accrued any loss related to this case.
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
The original proceeding in the Hawaii Supreme Court involved all merchant model hotel bookings for the period 2002 to 2011. While that appeal was pending, the State also issued additional assessments of general excise tax, interest, and penalties for merchant model hotel bookings for 2012; merchant model car reservations for the period 2004-2012; and combined merchant model hotel and car reservations for 2013. Further, notwithstanding the Tax Appeal Court’s ruling that Travelocity is not subject to transient accommodation tax, the State issued additional transient accommodation tax assessments for 2012 and 2013. Travelocity has appealed all of the additional assessments to the Tax Appeal Court, which initially stayed the assessments pending the Hawaii Supreme Court’s final decision on the original assessments. Those stays have now been lifted. On January 25, 2016, the State issued additional assessments for general excise tax alleged to be owed on agency model hotel and car rental bookings for the years 2000-2014, and for merchant model hotel and car rental bookings for 2014. Travelocity intends to appeal the assessments to the Tax Appeal Court. We do not believe we will ultimately pay these additional assessments of general excise tax, including interest and penalties.
In September 2015, we received a final ruling on the amounts owed by Travelocity in the original Hawaii tax case, and as a result, received a cash refund of $30 million from the State of Hawaii. In 2013, we paid the State of Hawaii $35 million to appeal. In addition, we reduced our accrued liability by $10 million as a result of the final ruling. The total gain of $40 million is included in income (loss) from discontinued operations in our consolidated statements of operations and the $30 million cash refund is included in cash flows from discontinued operations in our consolidated statements of cash flows. During the years ended December 31, 2014 and 2013, we recorded charges of $2 million and $17 million, respectively, associated with this litigation, which are included in income (loss) from discontinued operations. As of December 31, 2015, our reserve was not material for the estimated remaining payments to the State of Hawaii and we did not make any material payments in the year ended December 31, 2015.
As of December 31, 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
During the year ended December 31, 2015, we received insurance proceeds of $6 million from an insurance carrier for reimbursement of litigation costs on all cases associated with hotel occupancy taxes. The proceeds were recognized as a gain and is included in income (loss) from discontinued operations.
In addition to the actions by the tax authorities, two consumer class action lawsuits have been filed against us in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the other is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate and therefore have not accrued any losses related to these cases.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 19, 2016, together with certain biographical information, are as follows:

Name	Age	Position
Thomas Klein	53	Chief Executive Officer, President and Director, Sabre
Richard A. Simonson	57	Executive Vice President and Chief Financial Officer, Sabre
Alexander S. Alt	41	President and General Manager, Sabre Hospitality Solutions
Rachel A. Gonzalez	46	Executive Vice President and General Counsel, Sabre
Hugh W. Jones	52	Executive Vice President, Sabre and President, Sabre Airline Solutions
Deborah Kerr	44	Executive Vice President and Chief Product and Technology Officer, Sabre
Sean Menke	47	Executive Vice President, Sabre and President, Sabre Travel Network
William G. Robinson	51	Executive Vice President and Chief Human Resources Officer, Sabre
Gregory T. Webb	49	Vice Chairman, Sabre
Thomas Klein is president and CEO and has more than 18 years of experience managing large scale, international technology businesses. Before being named CEO in August 2013, Mr. Klein served as company president since January 2010. His role prior to that was executive vice president, Sabre, and group president of Sabre Travel Network and Sabre Airline Solutions businesses. Earlier roles included various senior leadership positions within Sabre, both in the United States and in Latin America, and he served as the first director general of Sabre Sociedad Tecnológica, a Mexico based joint venture company owned by Sabre, Aeromexico and Mexicana. Prior to joining Sabre in 1994, he held a variety of sales, marketing and operations positions at American Airlines and Consolidated Freightways, Inc. Mr. Klein serves on the Board of Directors and chairs the compensation committee for Cedar Fair, L.P. In 2010, he was appointed to the Board of Directors for Brand USA by the U.S. Secretary of Commerce and now serves as vice chairman. He also serves on the executive committee of the World Travel and Tourism Council and Villanova University Board of Trustees. Mr. Klein holds a bachelor’s degree in business administration from Villanova University.
Richard A. Simonson is executive vice president and chief financial officer. He leads our global finance organization and is responsible for the following functions - accounting, tax, financial planning and analysis, investor relations, treasury, procurement, corporate development and mergers and acquisitions. He brings a combination of experiences across global finance, business operations and capital markets focused on the technology, telecom and media sectors. Before joining Sabre in March 2013, Mr. Simonson acted as an independent advisor to private equity and venture capital firms from May 2012 to March 2013 and from July 2010 to May 2011. He served as CFO and president for business operations at Rearden Commerce, a venture-backed e-commerce company from March 2011 to May 2012. From September 2001 to July 2010 he was an executive at Nokia Corporation in several global roles based in locations around the world - Helsinki, Zurich and New York-including more than five years as chief financial officer and executive vice president, followed by executive vice president and general manager of Nokia’s mobile phones unit and head of strategic sourcing. He was a member of Nokia’s Group Executive Board from 2004-2010. Mr. Simonson’s career includes time with Barclays Capital as managing director in the telecom and media investment banking group. He also spent 16 years with Bank of America Securities in the Global Corporate and Investment Banking group based out of San Francisco and Chicago, where he held various finance and investment banking positions, culminating as managing director of Global Project Finance. Mr. Simonson currently serves on the board of directors of Electronic Arts where he currently chairs the audit committee and additionally served as lead director from 2009-2015. He additionally serves on the Board of directors and chairs the audit committee of Silver Spring Networks. He graduated from the Colorado School of Mines with a B.S. in mining engineering and holds an M.B.A. from Wharton School of Business at the University of Pennsylvania. Mr. Simonson is a trustee of the board of The Lyle School of Engineering at Southern Methodist University.
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

Rachel A. Gonzalez is executive vice president and general counsel of Sabre, a position she assumed in September 2014. She manages the global legal department responsible for legal strategy, regulatory affairs, corporate compliance and government affairs. Prior to joining Sabre, Ms. Gonzalez served as executive vice president, general counsel and corporate secretary with Dean Foods in Dallas, Texas from March 2013 to September 2014, and as executive vice president, general counsel designate from November 2012 to March 2013. Ms. Gonzalez joined Dean Foods in 2008 as chief counsel, corporate and securities and served as the deputy general counsel prior to her promotion in November 2012. Previously, Ms. Gonzalez was senior vice president and group counsel with Affiliated Computer Services. Ms. Gonzalez was a partner with the law firm of Morgan, Lewis & Bockius, where she focused on corporate finance, mergers and acquisitions, SEC compliance and corporate governance. Ms. Gonzalez serves on the Board of Directors of Girl Scouts of Northeast Texas and their Audit and Board Development Committees. Ms. Gonzalez earned her J.D. degree from Boalt Hall School of Law the University of California, Berkeley and her bachelor’s degree in comparative literature from the University of California, Berkeley.
Hugh W. Jones is executive vice president and president of Sabre Airline Solutions and is a 27 year veteran of the travel industry. Immediately prior to being named to his current role in April 2011, Mr. Jones served as Travelocity’s president and CEO beginning in February 2009 and before that, he held a number of executive roles at Sabre including senior vice president and chief operating officer for our Travel Network and Airline and Hospitality Solutions businesses, where he oversaw airline supplier initiatives and global customer support. He also led Travel Network in North America and served as senior vice president and controller for Sabre. Mr. Jones began his career with American Airlines in 1988 and held a variety of finance positions including financial controller for the airline’s European and Pacific airport, sales and reservations operations. He earned a master’s degree in business administration from Southern Methodist University and a bachelor’s degree in geology and geophysics from the University of Wisconsin.
Deborah Kerr is executive vice president and chief product and technology officer at Sabre, and is responsible for leading the global product and technology organization.  Prior to her appointment at Sabre in March 2013, she served as executive vice president, chief product and technology officer at FICO from 2009 to April 2012, a leader in predictive analytics and decision management technology. Prior experience includes senior leadership roles with HP, Peregrine Systems and NASA’s Jet Propulsion Laboratory. Ms. Kerr is a director of the DH Corporation and EXLService Holdings, Inc. She was previously a director of Mitchell International from January 2010 until October 2013. Ms. Kerr holds a master’s degree in Computer Science and a bachelor’s degree in Psychology.
Sean Menke is executive vice president and president of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as executive vice president and chief operating officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was executive vice president of resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as president and chief executive officer of Pinnacle Airlines, and from 2007 to 2010 as president and chief executive officer of Frontier Airlines. Frontier Airlines and Pinnacle Airlines filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 2008 and 2012, respectively. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University.
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
Gregory T. Webb is vice chairman of Sabre. Prior to being named to his current role, he served as president of Sabre Travel Network where he was responsible for leading the global travel marketplace and solutions. Since joining Sabre in 1995, Mr. Webb has held several senior leadership positions including chief marketing officer for both our Travel Network and Airline and Hospitality Solutions businesses and senior vice president of global product marketing for Sabre. Early in his career, he served as director of project consulting and risk assessment for American Airlines and Sabre. Prior to joining the company, Mr. Webb was vice president and chief information officer for BellSouth Telecommunications and also served as a senior consultant at Andersen Consulting. Mr. Webb earned a master’s degree in business administration with an emphasis in marketing from Louisiana Tech University and a bachelor’s degree in advertising from Southern Methodist University.

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

	High	Low	Dividends Declared
Year Ended December 31, 2015:
Fourth Quarter	$30.23	$27.63	$0.09
Third Quarter	$29.34	$23.93	$0.09
Second Quarter	$26.53	$23.57	$0.09
First Quarter	$24.48	$19.40	$0.09
Year Ended December 31, 2014:
Fourth Quarter	$20.57	$14.86	$0.09
Third Quarter	$20.26	$17.65	$0.09
Second Quarter (from April 17, 2014)	$20.91	$15.00	$—
As of February 10, 2016, there were 228 stockholders of record of our common stock.
We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. Our board of directors has declared a cash dividend of $0.13 per share of common stock which will be paid on March 30, 2016 to stockholders of record as of March 21, 2016. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.”
The following table contains information for common shares repurchased during the fourth quarter of 2015:

Period (2015)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—		—	—		—
November 1 to November 30	3,400,000	(1)	$29.05	3,400,000	(2)	—
December 1 to December 31	—		—	—		—
Total	3,400,000		$29.05	3,400,000		—

________________________

(1)
Represents shares repurchased from Morgan Stanley & Co. LLC (“Morgan Stanley”) that were sold to Morgan Stanley by stockholders affiliated with TPG and Silver Lake in connection with a secondary offering.

(2)
Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on October 31, 2015. This program was announced on November 4, 2015 and allowed for the purchase of up to $100 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. Further share repurchases would require authorization by our Board of Directors.

Stock Performance Graph
The following graph shows a comparison from April 17, 2014, the date our common stock commenced trading on the NASDAQ Global Select Market, through December 31, 2015 of the cumulative total return for our common stock, the S&P 500 Index, S&P Software and Services Select Index and the NASDAQ Composite. The comparison assumes $100 was invested on April 17, 2014 in our common stock and in each of the indices and assumes reinvestment of dividends.
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
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$2,960,896	$2,631,417	$2,523,546	$2,382,148	$2,252,446
Operating income (loss)	459,769	421,345	380,930	(6,586)	331,112
Income (loss) from continuing operations	234,555	110,873	52,066	(215,427)	113,477
Income (loss) from discontinued operations, net of tax	314,408	(38,918)	(149,697)	(394,410)	(193,873)
Net income (loss) attributable to Sabre Corporation	545,482	69,223	(100,494)	(611,356)	(66,074)
Net income (loss) attributable to common stockholders	545,482	57,842	(137,198)	(645,939)	(98,653)
Net income (loss) per share attributable to common stockholders:
Basic	$2.00	$0.24	$(0.77)	$(3.65)	$(0.56)
Diluted	$1.95	$0.23	$(0.74)	$(3.65)	$(0.54)
Weighted-average common shares outstanding:
Basic	273,139	238,633	178,125	177,206	176,703
Diluted	280,067	246,747	184,978	177,206	181,889

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$529,207	$387,659	$228,232	$308,164	$265,854
Cash used in investing activities	(729,041)	(258,791)	(239,999)	(209,815)	(139,861)
Cash provided by (used in) financing activities	93,144	(71,945)	262,172	(25,120)	(271,540)
Additions to property and equipment	(286,697)	(227,227)	(209,523)	(167,043)	(128,239)
Cash payments for interest	154,307	197,782	255,620	264,990	184,449

Other Financial Data:
Adjusted Gross Margin	$1,316,820	$1,146,792	$1,060,302	$998,607	$886,018
Adjusted Net Income	308,072	232,477	182,187	147,734	217,482
Adjusted EBITDA	941,587	840,028	778,754	731,412	649,285
Adjusted Capital Expenditures	350,079	265,038	268,337	245,586	187,348
Free Cash Flow	242,510	160,432	18,709	141,121	137,615
Adjusted Free Cash Flow	299,505	293,375	181,715	305,662	170,985

Key Metrics:
Travel Network
Direct Billable Bookings - Air	384,309	321,962	314,275	326,175	328,200
Direct Billable Bookings - Non-Air	58,414	54,122	53,503	53,669	53,683
Total Direct Billable Bookings	442,723	376,084	367,778	379,844	381,883
Airline Solutions Passengers Boarded	584,876	510,713	478,088	405,420	364,420

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$321,132	$155,679	$308,236	$126,695	$58,350
Total assets(1)	5,393,627	4,643,073	4,755,708	4,711,245	5,252,780
Long-term debt(1)	3,169,344	3,040,009	3,643,548	3,420,927	3,307,905
Working capital deficit(1)	(222,400)	(201,052)	(268,272)	(428,569)	(411,482)
Redeemable preferred stock	—	—	634,843	598,139	563,557
Noncontrolling interest	1,438	621	508	88	(18,693)
Total stockholders’ equity	484,140	84,383	(952,536)	(876,875)	(196,919)
________________________________

(1)
In the fourth quarter of 2015, we adopted new accounting standards that changed the presentation of deferred tax assets and liabilities and debt issuance costs; see Note 1, Summary of Business and Significant Accounting Policies for additional information. We applied the new guidance on a retrospective basis to the balance sheet data as of December 31, 2014. The balance sheet data as of December 2013, 2012 and 2011 were not adjusted.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss) attributable to common stockholders	$545,482	$57,842	$(137,198)	$(645,939)	$(98,653)
Net (income) loss from discontinued operations, net of tax	(314,408)	38,918	149,697	394,410	193,873
Net income (loss) attributable to noncontrolling interests(1)	3,481	2,732	2,863	1,519	(14,322)
Preferred stock dividends	—	11,381	36,704	34,583	32,579
Income (loss) from continuing operations	234,555	110,873	52,066	(215,427)	113,477
Adjustments:
Impairment(2)	—	—	—	44,054	—
Gain on sale of business and assets	—	—	—	(25,850)	—
Acquisition-related amortization(3a)	108,121	99,383	132,685	129,869	129,235
Loss on extinguishment of debt	38,783	33,538	12,181	—	—
Other, net(5)	(91,377)	63,860	305	6,635	(65)
Restructuring and other costs(6)	9,256	10,470	27,921	5,408	4,578
Acquisition-related costs(7)	14,437	—	—	—	—
Litigation costs(8)	16,709	14,144	18,514	396,412	21,601
Stock-based compensation	29,971	20,094	3,387	4,365	4,088
Management fees(9)	—	23,701	8,761	7,769	7,191
Tax impact of net income adjustments(10)	(52,383)	(143,586)	(73,633)	(205,501)	(62,623)
Adjusted Net Income from continuing operations	$308,072	$232,477	$182,187	$147,734	$217,482
Adjusted Net Income from continuing operations per share	$1.10	$0.94	$0.98	$0.81	$1.20
Diluted weighted-average common shares outstanding(11)	280,067	246,747	184,978	182,830	181,889

Adjusted Net Income from continuing operations	308,072	232,477	182,187	147,734	217,482
Adjustments:
Depreciation and amortization of property and equipment(3b)	213,520	157,592	123,414	96,668	78,867
Amortization of capitalized implementation costs(3c)	31,441	35,859	34,143	19,439	11,365
Amortization of upfront incentive consideration(4)	43,521	45,358	36,649	36,527	37,748
Interest expense, net	173,298	218,877	274,689	232,450	174,390
Remaining provision (benefit) for income taxes	171,735	149,865	127,672	198,594	129,433
Adjusted EBITDA	$941,587	$840,028	$778,754	$731,412	$649,285

The following tables set forth the reconciliation of operating income (loss) in our statement of operations, the most comparable GAAP measure, to Adjusted Gross Margin and Adjusted EBITDA by business segment (in thousands):

	Year Ended December 31, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$751,546	$180,448	$(472,225)	$459,769
Add back:
Selling, general and administrative	116,511	62,247	378,319	557,077
Cost of revenue adjustments:
Depreciation and amortization(3)	62,337	142,109	40,089	244,535
Amortization of upfront incentive consideration(4)	43,521	—	—	43,521
Stock-based compensation	—	—	11,918	11,918
Adjusted Gross Margin	973,915	384,804	(41,899)	1,316,820
Selling, general and administrative	(116,511)	(62,247)	(378,319)	(557,077)
Joint venture equity income	14,842	—	—	14,842
Joint venture intangible amortization(3a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(3)	3,428	904	102,613	106,945
Restructuring and other costs (6)	—	—	9,256	9,256
Acquisition-related costs(7)	—	—	14,437	14,437
Litigation costs(8)	—	—	16,709	16,709
Stock-based compensation	—	—	18,053	18,053
Adjusted EBITDA	$877,276	$323,461	$(259,150)	$941,587

	Year Ended December 31, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$657,326	$176,730	$(412,711)	$421,345
Add back:
Selling, general and administrative	102,059	56,195	309,340	467,594
Cost of revenue adjustments:
Depreciation and amortization(3)	58,533	104,926	34,950	198,409
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Restructuring and other costs(6)	—	—	6,042	6,042
Stock-based compensation	—	—	8,044	8,044
Adjusted Gross Margin	863,276	337,851	(54,335)	1,146,792
Selling, general and administrative	(102,059)	(56,195)	(309,340)	(467,594)
Joint venture equity income	12,082	—	—	12,082
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,174	992	88,055	91,221
Restructuring and other costs(6)	—	—	4,428	4,428
Litigation costs(8)	—	—	14,144	14,144
Stock-based compensation	—	—	12,050	12,050
Management fees(9)	—	—	23,701	23,701
Adjusted EBITDA	$778,677	$282,648	$(221,297)	$840,028

	Year Ended December 31, 2013
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$667,498	$135,755	$(422,323)	$380,930
Add back:
Selling, general and administrative	106,392	51,538	279,523	437,453
Cost of revenue adjustments:
Depreciation and amortization(3)	50,254	75,093	67,076	192,423
Amortization of upfront incentive consideration(4)	36,649	—	—	36,649
Restructuring and other costs(6)	—	—	11,491	11,491
Stock-based compensation	—	—	1,356	1,356
Adjusted Gross Margin	860,793	262,386	(62,877)	1,060,302
Selling, general and administrative	(106,392)	(51,538)	(279,523)	(437,453)
Joint venture equity income	12,350	—	—	12,350
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,253	2,227	90,135	94,615
Restructuring and other costs(6)	—	—	16,430	16,430
Litigation costs(8)	—	—	18,514	18,514
Stock-based compensation	—	—	2,031	2,031
Management fees(9)	—	—	8,761	8,761
Adjusted EBITDA	$772,208	$213,075	$(206,529)	$778,754

	Year Ended December 31, 2012
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$670,778	$114,272	$(791,636)	$(6,586)
Add back:
Selling, general and administrative	101,934	52,754	638,606	793,294
Impairment	—	—	20,254	20,254
Cost of revenue adjustments:
Depreciation and amortization(3)	34,624	51,395	63,456	149,475
Amortization of upfront incentive consideration(4)	36,527	—	—	36,527
Restructuring and other costs(6)	—	—	4,283	4,283
Litigation costs(8)	—	—	(23)	(23)
Stock-based compensation	—	—	1,383	1,383
Adjusted Gross Margin	843,863	218,421	(63,677)	998,607
Selling, general and administrative	(101,934)	(52,754)	(638,606)	(793,294)
Joint venture equity income	21,287	—	—	21,287
Joint venture intangible amortization(3a)	3,200	—	—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,036	615	90,650	93,301
Restructuring and other costs (6)	—	—	1,125	1,125
Litigation costs(8)	—	—	396,435	396,435
Stock-based compensation	—	—	2,982	2,982
Management fees(9)	—	—	7,769	7,769
Adjusted EBITDA	$768,452	$166,282	$(203,322)	$731,412

	Year Ended December 31, 2011
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$594,418	$103,254	$(366,560)	$331,112
Add back:
Selling, general and administrative	111,003	50,306	230,999	392,308
Cost of revenue adjustments:
Depreciation and amortization(3)	29,584	31,587	59,384	120,555
Amortization of upfront incentive consideration(4)	37,748	—	—	37,748
Restructuring and other costs(6)	—	—	3,038	3,038
Stock-based compensation	—	—	1,257	1,257
Adjusted Gross Margin	772,753	185,147	(71,882)	886,018
Selling, general and administrative	(111,003)	(50,306)	(230,999)	(392,308)
Joint venture equity income	23,501	—	—	23,501
Joint venture intangible amortization(3a)	3,200	—	—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	4,120	343	91,248	95,711
Restructuring and other costs(6)	—	—	1,540	1,540
Litigation costs(8)	—	—	21,601	21,601
Stock-based compensation	—	—	2,831	2,831
Management fees(9)	—	—	7,191	7,191
Adjusted EBITDA	$692,571	$135,184	$(178,470)	$649,285
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Additions to property and equipment	$286,697	$227,227	$209,523	$167,043	$128,239
Capitalized implementation costs	63,382	37,811	58,814	78,543	59,109
Adjusted capital expenditures	$350,079	$265,038	$268,337	$245,586	$187,348
The following tables present information from our statements of cash flows and sets forth the reconciliation of cash provided by operating activities, the most comparable GAAP measure, to Free Cash Flow and Adjusted Free Cash Flow (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cash provided by operating activities	$529,207	$387,659	$228,232	$308,164	$265,854
Cash used in investing activities	(729,041)	(258,791)	(239,999)	(209,815)	(139,861)
Cash provided by (used in) financing activities	93,144	(71,945)	262,172	(25,120)	(271,540)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cash provided by operating activities	$529,207	$387,659	$228,232	$308,164	$265,854
Additions to property and equipment	(286,697)	(227,227)	(209,523)	(167,043)	(128,239)
Free Cash Flow	242,510	160,432	18,709	141,121	137,615
Adjustments:
Restructuring and other costs(6)(12)	1,676	18,353	19,758	5,408	4,578
Acquisition-related costs(7)(12)	13,836	—	—	—	—
Litigation settlement(13)	30,770	76,745	115,973	100,000	—
Other litigation costs(8)(12)	10,713	14,144	18,514	51,364	21,601
Management fees(9)(12)	—	23,701	8,761	7,769	7,191
Adjusted Free Cash Flow	$299,505	$293,375	$181,715	$305,662	$170,985
________________________________

(1)
Net income (loss) attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interest held in (i) Sabre Travel Network Middle East of 40% for all periods presented, (ii) Sabre Australia Technologies I Pty Ltd (“Sabre Pacific”) of 49% through February 24, 2012, the date we sold this business, (iii) Travelocity.com LLC of approximately 9.5% through December 31, 2012, the date we merged this minority interest back into our capital structure, (iv) Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014, and (v) Abacus International Lanka Pte Ltd of 40% beginning in July 2015.

(2)	Represents asset impairment charges as well as $24 million in 2012 of our share of impairment charges recorded by our previous equity method investment, AIPL.

(3)	Depreciation and amortization expenses:

a.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in AIPL's net assets prior to our acquisition of AIPL on July 1, 2015.

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

(5)
In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in AIPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and AIPL. In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our tax receivable agreement (“TRA”) liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.

(6)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In 2013, we recognized a restructuring charge of $8 million associated with our corporate technology organization, the majority of which was paid in 2014. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, of which $1 million was paid.

(7)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus and the Trust Group.

(8)	Litigation costs represent charges associated with antitrust litigation.

(9)
We paid an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, plus reimbursement of certain costs incurred by TPG and Silver Lake, pursuant to the management services agreement (the “MSA”). In addition, we paid a $21 million fee, in the aggregate, to TPG and Silver Lake in connection with our initial public offering in 2014. The MSA was terminated in conjunction with our initial public offering.

(10)
In 2014, the tax impact on net income adjustments includes a $66 million benefit recognized in the fourth quarter of 2014 from the reduction in a valuation allowance maintained against our deferred tax assets.

(11)
The diluted weighted-average share outstanding presented for the year ended December 31, 2012 differs from GAAP and assumes the inclusion of 5,624,000 common stock equivalents associated with stock-options and restricted stock awards. We recognized a loss from continuing operations during the year ended December 31, 2012, which results in the basic weighted-average shares outstanding and the diluted-weighted average shares outstanding to be the same under GAAP.

(12)
The adjustments to reconcile cash provided by operating activities to Adjusted Free Cash Flow reflect the amounts expensed in our statements of operations in the respective periods adjusted for cash and non-cash portions in instances where material.

(13)
The years 2015, 2014 and 2013 include payment credits used by American Airlines to pay for purchases of our technology services. The payment credits were provided by us as part of our litigation settlement with American Airlines. The year 2014 also includes a $50 million payment to American Airlines in conjunction with the new Airline Solutions contract, which is being amortized as a reduction to revenue over the contract term. This payment reduced payment credits originally offered to American Airlines as a part of the litigation settlement in 2012, contingent upon the signature of a new reservation agreement, which were extended to include the combined American Airlines and US Airways reservation contract. The payment credits would have been utilized for future billings under the new agreement. The years 2013 and 2012 include payments associated with our litigation settlement with American Airlines.

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, Adjusted Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, impairment, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, litigation costs, and stock-based compensation included in cost of revenue.

We define Adjusted Net Income as income (loss) from continuing operations adjusted for impairment, gain on sale of business and assets, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, stock-based compensation, management fees, and tax impact of net income adjustments.
We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and the remaining provision (benefit) for income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs.
We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment. We define Adjusted Free Cash Flow as Free Cash Flow plus the cash flow effect of restructuring and other costs, litigation settlement, other litigation costs and management fees.
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

•	Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Free Cash Flow and Adjusted Free Cash Flow do not reflect the cash requirements necessary to service the principal payments on our indebtedness;

•	Adjusted Free Cash Flow does not reflect payments related to restructuring activities, litigation, acquisition-related costs and management fees;

•	Free Cash Flow and Adjusted Free Cash Flow remove the impact of accrual-basis accounting on asset accounts and non-debt liability accounts; and

•
other companies, including companies in our industry, may calculate Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow or Adjusted Free Cash Flow differently, which reduces their usefulness as comparative measures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
Overview
We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global B2B travel marketplace for travel suppliers and travel buyers and (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hotel properties. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from planning to post-trip business intelligence, marketing and analytics.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and consulting fees. Items that are not allocated to our business segments are identified as corporate and include primarily certain shared technology costs as well as stock-based compensation expense, litigation costs and other items that are not identifiable with one of our segments.
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
On July 1, 2015, we completed the acquisition of the remaining 65% interest in AIPL, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. In the third and fourth quarters of 2015, AIPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and together with AIPL, “Abacus”). The net cash consideration for Abacus was $442 million. Abacus is managed as a region of our Travel Network business. Separately, AIPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS.
In January 2016, we completed the acquisition of the Trust Group of Companies (“Trust Group”), a central reservation, revenue management and hotel marketing provider with a significant presence in EMEA and APAC, for net cash consideration of $159 million, subject to the finalization of working capital adjustments. The Trust Group will be integrated and managed as part of our Airline and Hospitality Solutions segment.
Factors Affecting our Results
The following is a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Initially, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems. By moving away from one time license fees to recurring monthly fees associated with our SaaS and hosted solutions, our revenue stream has become more predictable and sustainable. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.

Increasing importance of OTAs to Travel Network
The significance of OTAs to our Travel Network business has increased in recent years and as a result, our earnings may be impacted by factors affecting OTAs. As OTAs experience growth, we believe they shift bookings away from offline travel agencies and direct channels of travel suppliers. We expect to continue to benefit from this trend as we are a substantial GDS provider to the OTA industry. However, we may face pricing pressure in the future as OTAs increase their bargaining power through growth by consolidation.
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
Geographic mix of Travel Network
There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMC and OTA customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will maintain share in North America and grow share in Europe, APAC and Latin America. For the year ended December 31, 2015, we derived approximately 61% of our Direct Billable Bookings from North America, 18% from EMEA and 21% from the rest of the world. For the year ended December 31, 2014, we derived approximately 68% of our Direct Billable Bookings from North America, 19% from EMEA and 13% from the rest of the world.
Travel buyers can shift their bookings to or from our Travel Network business
Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, in late 2012, Expedia adopted a dual GDS provider strategy and shifted a sizeable portion of its business from our GDS to a competitor GDS, resulting in a year over year decline in our transaction volumes in 2013. Conversely, certain European OTAs including Unister, eTravel, TravelPlanet24 and Bravofly that did not previously use our GDS shifted a portion of their business to our GDS.
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
Increasing travel agency incentive consideration
Travel agency incentive consideration is a large portion of Travel Network expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract. Although this consideration has been increasing in real terms, growing in the low-single digits on a per booking basis in recent years, it has been relatively stable as a percentage of Travel Network revenue over the last five years, partially due to our focus on managing incentive consideration. We believe we have been effective in mitigating the trend towards increasing incentive consideration by offering value added products and content, such as Sabre Red Workspace, a SaaS product available to our travel buyers that provides an easy to use interface along with many travel agency workflow and productivity tools.
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
These trends have impacted the revenue of Travel Network, which recognizes revenue for airline ticket sales based on transaction volumes, and the revenue of Airline and Hospitality Solutions, which recognizes a portion of its revenue based on the number of passengers boarded, depending upon the applicable revenue model. Simultaneously, this focus on cost cutting and direct distribution has also presented opportunities for Airline and Hospitality Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
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
Corporate cost of revenue includes a technology organization that provides development and support activities to our segments. The costs associated with our technology organization primarily include labor, data processing and technology costs, of which the majority are allocated to the segments primarily based on the segments' usage of resources. Corporate cost of revenue also includes stock-based compensation expense, professional services and other items that are not identifiable with our segments.
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
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline and Hospitality Solutions pays fees to Travel Network for airline trips booked through our GDS. In addition, Travel Network historically recognized intersegment incentive consideration expense for bookings generated by our discontinued Travelocity business. These costs are representative of costs incurred on a consolidated basis relating to Travel Network’s revenue from airlines for bookings transacted through our GDS.
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

	Year Ended December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Travel Network
Direct Billable Bookings - Air	384,309	321,962	314,275	19.4%	2.4%
Direct Billable Bookings - Non-Air	58,414	54,122	53,503	7.9%	1.2%
Total Direct Billable Bookings	442,723	376,084	367,778	17.7%	2.3%
Airline Solutions Passengers Boarded	584,876	510,713	478,088	14.5%	6.8%
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Revenue	$2,960,896	$2,631,417	$2,523,546
Cost of revenue	1,944,050	1,742,478	1,705,163
Selling, general and administrative	557,077	467,594	437,453
Operating income	459,769	421,345	380,930
Interest expense, net	(173,298)	(218,877)	(274,689)
Loss on extinguishment of debt	(38,783)	(33,538)	(12,181)
Joint venture equity income	14,842	12,082	12,350
Other income (expense), net	91,377	(63,860)	(305)
Income from continuing operations before income taxes	353,907	117,152	106,105
Provision for income taxes	119,352	6,279	54,039
Income from continuing operations	$234,555	$110,873	$52,066

Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$2,102,792	$1,854,785	$248,007	13%
Airline and Hospitality Solutions	872,086	786,478	85,608	11%
Total segment revenue	2,974,878	2,641,263	333,615	13%
Eliminations	(13,982)	(9,846)	(4,136)	42%
Total revenue	$2,960,896	$2,631,417	$329,479	13%
Travel Network—Revenue increased $248 million, or 13%, for the year ended December 31, 2015 compared to the prior year. The increase in revenue primarily resulted from:

•
a $272 million increase in transaction-based revenue to $1,887 million primarily due to the acquisition of Abacus. Direct Billable Bookings increased by 18% to 443 million in the year ended December 31, 2015. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 6%, which was driven by growth of 6% in North America and 15% in EMEA, partially offset by a slight decline in Latin America; and

•	the increase in revenue was partially offset by a $21 million decrease in other revenue related to services we provided to Abacus prior to the acquisition.
Airline and Hospitality Solutions—Revenue increased $86 million, or 11%, for the year ended December 31, 2015 compared to the prior year. The increase in revenue primarily resulted from:

•
a $57 million increase in Airline Solutions’ SabreSonic revenue for the year ended December 31, 2015 compared to the same period in the prior year. Approximately $38 million of the revenue increase in SabreSonic is attributable to growth in PBs of 15% to 585 million for the year ended December 31, 2015, combined with a $10 million increase in revenue due to broader adoption of our products by our existing customers. The growth in PBs was driven by existing customers and also by the cutover of American Airlines Group to SabreSonic in the fourth quarter of 2015. In addition, revenue associated with the extension of a services contract with a significant customer increased by $10 million during the year ended December 31, 2015. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012; and

•
a $28 million increase in Hospitality Solutions revenue to $159 million for the year ended December 31, 2015 compared to $132 million in the prior year, primarily driven by an increase in CRS transactions.

Cost of Revenue

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Travel Network	$1,128,878	$991,509	$137,369	14%
Airline and Hospitality Solutions	487,282	448,627	38,655	9%
Eliminations	(13,653)	(9,830)	(3,823)	39%
Total segment cost of revenue	1,602,507	1,430,306	172,201	12%
Corporate	53,487	68,405	(14,918)	(22)%
Depreciation and amortization	244,535	198,409	46,126	23%
Amortization of upfront incentive consideration	43,521	45,358	(1,837)	(4)%
Total cost of revenue	$1,944,050	$1,742,478	$201,572	12%
Travel Network—Cost of revenue increased $137 million, or 14%, for the year ended December 31, 2015 compared to the prior year. The increase is primarily the result of an increase in incentive consideration as well as other costs associated with Abacus' operations.
Airline and Hospitality Solutions—Cost of revenue increased $39 million, or 9%, for the year ended December 31, 2015 compared to the prior year. The increase was primarily the result of higher transaction-related expenses, including technology costs, driven by growth in transaction volumes and an increase in headcount-related costs.

Corporate—Cost of revenue associated with corporate unallocated costs decreased $15 million, or 22%, for the year ended December 31, 2015 compared to the prior year. The decrease was primarily the result of a $26 million decrease in unallocated labor costs, partially offset by an increase of $10 million of shared data processing and technology costs.
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $46 million, or 23%, for the year ended December 31, 2015 compared to the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Selling, general and administrative	$557,077	$467,594	$89,483	19%
Selling, general and administrative expenses (“SG&A”) increased by $89 million, or 19%, for the year ended December 31, 2015 compared to the prior year. The acquisition of Abacus contributed $55 million to the increase in SG&A, primarily due to its costs of operations, $14 million in acquisition-related costs, $9 million in restructuring and related costs, and $10 million of amortization of acquired intangible assets. In addition, there were increases of $42 million in headcount related costs to support the growth of our business, including $6 million of stock-based compensation expense, $12 million in professional fees and $5 million in depreciation and amortization. These increases were partially offset by $24 million in management fees paid in the prior year to TPG and Silver Lake mainly in connection with our initial public offering.
Interest Expense, net

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Interest expense, net	$173,298	$218,877	$(45,579)	(21)%
Interest expense, net, decreased $46 million, or 21%, for the year ended December 31, 2015 compared to the prior year. The decrease was primarily the result of a lower effective interest rate due to the extinguishment in April 2015 of our 8.5% senior secured notes due 2019 through the issuance of our 5.375% senior secured notes due 2023 and prepayments of $296 million on our Term C facility and $320 million on our senior secured notes due 2019, made in conjunction with our initial public offering in April 2014. In addition, we recognized $12 million in losses during the year ended December 31, 2014 associated with interest rate swaps that matured in September 2014.
Loss on Extinguishment of Debt

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$38,783	$33,538	$5,245	16%
As a result of the extinguishment of our senior secured notes due 2019 and the prepayment on our senior unsecured notes due 2016, we recognized losses on extinguishment of debt of $33 million and $6 million, respectively, during the year ended December 31, 2015. In the prior year, we recognized $31 million of losses on extinguishment of debt as a result of prepayments on our Term C facility and senior secured notes dues 2019, as well as $3 million related to amendments to our senior secured credit facility in February 2014.

Joint Venture Equity Income

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Joint venture equity income	$14,842	$12,082	$2,760	23%
On July 1, 2015, we acquired the remaining 65% of our former joint venture, AIPL, which represents the majority of our joint venture income for the years ended December 31, 2015 and 2014. Joint venture equity income for the year ended December 31, 2015 includes a release of a significant tax reserve recorded by AIPL, prior to the acquisition on July 1, 2015, due to the resolution of certain tax positions with a local tax authority.
Other (Income) Expense, Net

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Other (income) expense, net	$(91,377)	$63,860	$(155,237)	**%
_______________________
** not meaningful
We recognized a gain of $78 million during the year ended December 31, 2015 as a result of the remeasurement of our previously-held 35% equity interest in AIPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million during the year ended December 31, 2015 associated with the settlement of a pre-existing agreement between us and AIPL related to data processing services. In the fourth quarter of 2014, we recognized a charge of $66 million in other expenses, net as a result of an increase to our TRA liability. The increase in our TRA liability was due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge was fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance. This increase was partially offset by realized and unrealized foreign currency exchange gains.
Provision for Income Taxes

	Year Ended December 31,
	2015	2014	Change
	(Amounts in thousands)
Provision for income taxes	$119,352	$6,279	$113,073	**%
_______________________
** not meaningful
Our effective tax rates for the years ended December 31, 2015 and 2014 were 33.7% and 5.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2015 as compared to the prior year is primarily due to items recognized in the year ended December 31, 2014 that did not reoccur in the year ended December 31, 2015, which include the reduction in the valuation allowance related to certain U.S. deferred tax assets and the settlement of a state income tax contingency in our favor. The increase is partially offset by an increase in earnings in lower tax jurisdictions and the $78 million gain on remeasurement of our previously-held equity interest in AIPL, which is non-taxable.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Year Ended December 31, 2014 and 2013
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

•
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

•	a $7 million increase in other revenue including media and marketing services.
Airline and Hospitality Solutions—Revenue increased $75 million, or 10%, for the year ended December 31, 2014 compared to the prior year. The increase in revenue primarily resulted from:

•
a $36 million increase in Airline Solutions’ SabreSonic revenue for the year ended December 31, 2014 compared to the prior year. PBs increased 33 million, or 7%, to 511 million for the year ended December 31, 2014 which was driven by growth from existing customers and resulted in an increase in revenue of $18 million. In addition, we recognized $19 million in revenue during the year ended December 31, 2014 associated with the extension of a services contract with a significant customer. This contract was extended in conjunction with a litigation settlement agreement with that customer in 2012. These increases were partially offset by a decrease in revenue from professional services;

•	a $20 million increase in Airline Solutions’ commercial and operations solutions; and

•
a $19 million increase in Hospitality Solutions revenue to $132 million for the year ended December 31, 2014 compared to $113 million in the prior year, primarily driven by an increase in CRS transactions.

Cost of Revenue

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Travel Network	$991,509	$960,705	$30,804	3%
Airline and Hospitality Solutions	448,627	449,359	(732)	—%
Eliminations	(9,830)	(8,813)	(1,017)	12%
Total segment cost of revenue	1,430,306	1,401,251	29,055	2%
Corporate	68,405	74,840	(6,435)	(9)%
Depreciation and amortization	198,409	192,423	5,986	3%
Amortization of upfront incentive consideration	45,358	36,649	8,709	24%
Total cost of revenue	$1,742,478	$1,705,163	$37,315	2%
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
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $6 million, or 3%, for the year ended December 31, 2014 compared to the prior year. The increase is primarily due to the completion and amortization of software developed for internal use, partially offset by a decrease in amortization of intangible assets.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased by $9 million, or 24%, for the year ended December 31, 2014 compared to the prior year. The increase is primarily due to an increase in upfront consideration provided to travel agencies in the year ended December 31, 2014 compared to the prior year.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Selling, general and administrative	$467,594	$437,453	$30,141	7%
SG&A increased by $30 million, or 7%, for the year ended December 31, 2014 compared to the prior year. The increase was due to an increase of $15 million in management fees paid to TPG and Silver Lake related to our initial public offering, a $10 million increase in professional fees primarily related to the implementation of certain public company requirements and strategic transactions, a $9 million increase in labor costs to support the growth of our business and a $5 million increase in bad debt expenses. These increases were partially offset by restructuring charges of $8 million recorded during the year ended December 31, 2013 that did not reoccur in the year ended December 31, 2014, and lower information technology costs and depreciation and amortization.
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

Other Expense, net

	Year Ended December 31,
	2014	2013	Change
	(Amounts in thousands)
Other expenses, net	$63,860	$305	$63,555	**%
_______________________
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
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2015 and 2014, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2015	2014
Cash and cash equivalents	$321,132	$155,679
Revolver outstanding balance	—	—
Available balance under the Revolver	380,603	358,619
Outstanding letters of credit	(24,560)	(46,545)
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2015 and 2014.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of indefinitely reinvested foreign earnings was approximately $235 million. As of December 31, 2015, $254 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes on up to $133 million of these funds to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds from our controlled foreign corporations to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Liquidity Outlook
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
We utilize cash and cash equivalents, supplemented by the Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of the Revolver.
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider with a significant presence in EMEA and APAC. The Trust Group will be integrated and managed as part of our Airline and Hospitality Solutions segment. We paid net cash consideration of $159 million, which is subject to the finalization of working capital adjustments. The acquisition was funded using proceeds from our recently issued 5.25% senior secured notes due in 2023 and cash on hand. In addition, we intend to pay down our $165 million of senior unsecured notes due in March 2016 through a combination of cash on hand, utilization of the Revolver or debt offerings.
Dividends
During the year ended December 31, 2015, we paid quarterly cash dividends on our common stock totaling $99 million and expect to continue to pay quarterly cash dividends thereafter. Our board of directors has declared a cash dividend of $0.13 per share of our common stock, which will be paid on March 30, 2016 to stockholders of record as of March 21, 2016. We funded the 2015 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Sale of Travelocity.com and lastminute.com
On January 23, 2015, we sold Travelocity.com to Expedia for cash consideration of $280 million.
On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $70 million, partially offset by assets sold including intangible assets of $27 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services being provided to the acquirer under a transition services agreement, which concludes on March 31, 2016. Additionally, at the time of sale, the acquirer entered into a long-term agreement with Travel Network to continue to utilize our GDS for bookings which generates incentive consideration paid by us to the acquirer.
Acquisition of Abacus
In July 2015, we completed the acquisition of the remaining 65% interest in AIPL and the acquisition of three national marketing companies for net cash consideration of $442 million, which includes the effect of net working capital adjustments finalized in the fourth quarter of 2015. The acquisition was funded with a combination of cash on hand and a $70 million draw on our Revolver, which was repaid in full during 2015.

Senior Secured Notes Due 2023
In April 2015, we issued $530 million senior secured notes due in April 2023 with a stated interest rate of 5.375% and received proceeds of $522 million, net of underwriting fees and commissions. We used the proceeds to redeem all of the $480 million principal of our senior secured notes due 2019, pay the 6.375% redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.
In November 2015, we issued $500 million senior secured notes due in 2023 with a stated interest rate of 5.25%. The net proceeds of $494 million, net of underwriting fees and commissions, were used to repay $235 million of the $400 million senior secured notes due 2016, pay a $5 million make-whole premium representing interest payable for the period between the redemption date of December 10, 2015 and the maturity date of March 15, 2016, and pay $5 million of accrued but unpaid interest on the redeemed portion of the senior secured notes due 2016. In addition, we used the net proceeds to repurchase 3,400,000 shares of our common stock totaling $99 million. The excess net proceeds, combined with cash on hand, were used to fund the acquisition of the Trust Group, which totaled $159 million and was completed in January 2016.
Secondary Public Offerings and Repurchase of Common Stock
During the year ended December 31, 2015, certain of our stockholders sold an aggregate of 103,970,000 shares of our common stock through secondary public offerings. In connection with one of these offerings, we repurchased 3,400,000 shares totaling $99 million from the underwriter of the offering. Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on October, 31, 2015. This program was announced on November 4, 2015 and allowed for the purchase of up to $100 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. Further share repurchases would require authorization by our Board of Directors. We did not receive any proceeds from the secondary public offerings. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty as well as the currency controls which has impacted our airline customers in Venezuela. During the year ended December 31, 2015, we collected $7 million from customers in Venezuela of which $6 million was outstanding as of December 31, 2014. Accounts receivable outstanding from customers in Venezuela totaled $14 million as of December 31, 2015, which will be recognized as revenue when cash is received.
Capital Expenditures and Implementation Costs
Capitalized costs associated with software developed for internal use represent a significant portion of our capital expenditures as we continue to develop and enhance our GDS and our SaaS and hosted systems. Capitalized implementation costs are upfront costs we incur related to the implementation of new customer contracts associated with our SaaS and hosted products. Implementation costs are sometimes partially offset by upfront solution fees that we charge and collect, depending on the customer contracts. During the year ended December 31, 2015, we incurred $287 million of capital expenditures, which includes $233 million related to software developed for internal use. We incurred $63 million of capitalized implementation costs and collected $93 million of upfront solution fees from customers. In 2016, we expect capital expenditures to increase to approximately $300 million and capitalized implementation costs to increase to approximately $95 million. We expect the capitalized implementation costs to be substantially offset by upfront solution fees, ranging from $60 million to $80 million, paid to us by our customers.

Senior Secured Credit Facilities
On February 19, 2013, Sabre GLBL entered into an agreement that amended and restated its senior secured credit facilities (the “Amended and Restated Credit Agreement”). The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “Revolver”). Term Loan B matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of a $296 million prepayment made in April 2014, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance of $32 million on December 31, 2017. A portion of the Revolver matures on February 19, 2018. On September 30, 2013, Sabre GLBL entered into an agreement to amend its amended and restated credit agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). We used the proceeds of the Incremental Term Loan Facility for working capital, general corporate purposes and strategic actions related to Travelocity. The Incremental Term Loan Facility matures on February 19, 2019 and amortizes in equal quarterly installments of 0.25% which commenced on the last business day of December 2013. We are scheduled to make $21 million in principal payments on our senior secured credit facilities over the next twelve months. On February 20, 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) to, among other things, (i) reduce the interest rate margin applicable to the Term Loan B to (x) between 3.00% to 3.25% per annum for Eurocurrency rate loans and (y) between 2.00% to 2.25% per annum for base rate loans and (ii) reduce the Eurocurrency rate floor to 1.00% and the base rate floor to 2.00%. In addition, the Repricing Amendments extended the maturity date of $317 million of the Revolver to February 19, 2019 and (ii) provided for a revolving commitment increase of $53 million under the extended portion of the Revolver, increasing total commitments under the Revolver to $405 million. The extended portion of the Revolver includes an accelerated maturity of November 19, 2018 if on November 19, 2018, the Term Loan B (or permitted refinancings thereof) remains outstanding with a maturity date occurring less than one year after the maturity date of the extended portion of the Revolver.
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
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. No excess cash flow payment is required in 2016 with respect to our results for the year ended December 31, 2015. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the right to receive future payments by us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million and will be made over the next five years. We do not expect material payments to occur before 2017. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 7, Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.

In addition, the TRA provides that upon certain mergers, stock and asset sales, other forms of business combinations or other changes of control, the TRA will terminate and we will be required to make a payment intended to equal to the present value of future payments under the TRA, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. Different timing rules will apply to payments under the TRA to be made to holders that, prior to the completion of the initial public offering, held stock options and restricted stock units (collectively, the “Pre-IPO Award Holders”). These payments will generally be deemed invested in a notional account rather than made on the scheduled payment dates, and the account will be distributed on the fifth anniversary of the initial public offering, together with (a) interest accrued on these payments from the scheduled payment date to the distribution date, and (b) an amount equal to the net present value of the Award Holder’s future expected payments, if any, under the TRA. Moreover, payments to holders of stock options that were unvested prior to the completion of the initial public offering are subject to vesting on the same schedule as such holder’s unvested stock options.
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
Because Sabre Corporation, on an unconsolidated basis, is a holding company with no operations of its own, its ability to make payments under the TRA is dependent on the ability of its subsidiaries to make distributions to Sabre Corporation. To the extent that we are unable to make payments under the TRA for specified reasons, such payments will be deferred and will accrue interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 1.00% per annum until paid. The TRA is designed with the objective of causing our annual cash costs attributable to federal income taxes (without regard to our continuing 15% interest in the Pre-IPO Tax Assets) to be the same as we would have paid had we not had the Pre-IPO Tax Assets available to offset our federal taxable income. As a result, stockholders who are not Pre-IPO Existing Stockholders will not be entitled to the economic benefit of the Pre-IPO Tax Assets that would have been available if the TRA were not in effect (except to the extent of our continuing 15% interest in the Pre-IPO Tax Assets).
Cash Flows
Operating Activities
Cash provided by operating activities for the year ended December 31, 2015 was $529 million and consisted of net income from continuing operations of $235 million, adjustments for non-cash and other items of $455 million and a decrease in cash from changes in operating assets and liabilities of $160 million. The adjustments for non-cash and other items consist primarily of $351 million of depreciation and amortization, $97 million of deferred taxes, $44 million of amortization of upfront incentive consideration, $39 million loss on extinguishment of debt, $30 million of stock-based compensation and a $29 million dividend received from AIPL prior to the acquisition; partially offset by the $78 million gain on the remeasurement of our previously-held interest in Abacus and $61 million of litigation-related credits. The decrease in cash from changes in operating assets and liabilities was primarily the result of a $67 million increase in other assets, mainly driven by deferred customer discounts, $64 million used for upfront incentive consideration and $63 million used for capitalized implementation costs; partially offset by an increase in accrued compensation and related benefits of $18 million and a decrease in accounts and other receivables of $11 million.

Cash provided by operating activities for the year ended December 31, 2014 was $388 million and consisted of net income from continuing operations of $111 million, adjustments for non-cash and other items of $359 million and a decrease in cash from changes in operating assets and liabilities of $82 million. The adjustments for non-cash and other items consist primarily of $290 million of depreciation and amortization, $45 million in amortization of upfront incentive consideration, $34 million loss on extinguishment of debt and $20 million of stock-based compensation expense; partially offset by $42 million of litigation related credits and $12 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities was primarily the result of a $79 million increase in other assets primarily due to a $50 million payment made to American Airlines in conjunction with the new Airline Solutions contract, $51 million used for upfront incentive consideration, and $38 million used for capitalized implementation costs, partially offset by a $52 million increase in accounts payable and other accrued liabilities and a $39 million increase in deferred revenue.
Cash provided by operating activities for the year ended December 31, 2013 was $228 million and consisted of net income from continuing operations of $52 million, adjustments for non-cash and other items of $381 million and a decrease in cash from changes in operating assets and liabilities of $205 million. The adjustments for non-cash and other items consist primarily of $287 million of depreciation and amortization, $37 million in amortization of upfront incentive consideration, $26 million loss on extinguishment of debt and debt modification costs, and $14 million of deferred taxes, partially offset by $12 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities was primarily the result of $59 million used for capitalized implementation costs, a $57 million increase in other assets, $49 million used for upfront incentive consideration, $23 million increase in accounts receivable, a $18 million decrease in accounts payable and accrued liabilities due to a $100 million litigation settlement payment which was partially offset by an increase in other accrued liabilities.
Investing Activities
For the year ended December 31, 2015, we used cash of $442 million to acquire Abacus and $287 million on capital expenditures, which includes $233 million related to software developed for internal use.
For the year ended December 31, 2014, we used cash of $227 million on capital expenditures, which includes $171 million related to software developed for internal use, and we paid $32 million related to the acquisition of Genares Worldwide Reservations Services, Ltd., a solutions provider to the hospitality industry.
For the year ended December 31, 2013, we used cash of $210 million on capital expenditures, which includes $178 million related to software developed for internal use, and we paid $27 million in holdback payments related to the PRISM acquisition completed in 2012.
Financing Activities
For the year ended December 31, 2015, cash provided from financing activities totaled $93 million. Significant highlights of our financing activities included:

•
in April 2015, we issued $530 million of our 5.375% senior secured notes due in 2023 and used the net proceeds of $522 million to redeem all of the $480 million principal of our senior secured notes due 2019, pay a $31 million redemption premium and $2 million make-whole premium;

•
in November 2015, we issued $500 million of 5.25% senior secured notes due 2023 and used the net proceeds of $494 million to repay $235 million of the $400 million senior secured notes due 2016, pay a $5 million make-whole premium and repurchase 3,400,000 shares of our common stock totaling $99 million;

•	we paid down $21 million of the term loan outstanding as part of quarterly principal repayments;

•	we paid $99 million in dividends on our common stock; and

•	received net proceeds of $47 million from the settlement of stock-based awards.
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

•	we paid down $37 million of the term loan outstanding as part of quarterly principal repayments;

•	we paid $30 million in debt-related costs including a $27 million prepayment fee on our 2019 Notes;

•	we paid $27 million in contingent consideration associated with our acquisition of PRISM in 2012; and

•	we paid $48 million in dividends on our common stock.
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
Discontinued Travelocity Business
Cash flows provided by (used in) discontinued operating activities was less than $1 million, $(206) million and $(85) million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows provided by discontinued operations for the year ended December 31, 2015 was primarily the result of a $30 million refund received from the State of Hawaii associated with a favorable ruling in hotel occupancy tax litigation, offset by cash used to wind down the discontinued business. The increase in cash flows used by discontinued operating activities in the year ended December 31, 2014 compared to 2013 was primarily due to paying down operating liabilities, mainly associated with travel supplier liabilities, partially offset by a decrease in accounts receivable.
Cash flows provided by discontinued investing activities for the year ended December 31, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 16, Commitments and Contingencies, regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
As of December 31, 2015, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Total debt(1)	$339,059	$224,011	$179,388	$2,068,470	$55,732	$1,179,969	$4,046,629
Headquarters mortgage(2)	5,984	80,895	—	—	—	—	86,879
Operating lease obligations(3)	21,120	19,204	16,209	12,821	10,331	40,582	120,267
IT outsourcing agreement(4)	221,653	160,790	152,014	140,522	132,584	221,402	1,028,965
Purchase orders(5)	236,807	10,106	621	21	—	—	247,555
Letters of credit(6)	23,570	847	—	143	—	—	24,560
Unrecognized tax benefits(7)	—	—	—	—	—	—	85,799
Tax Receivable Agreement(8)	—	—	—	—	—	—	387,342
Total contractual cash obligations(9)	$848,193	$495,853	$348,232	$2,221,977	$198,647	$1,441,953	$6,027,996
_______________________

(1)
Includes all interest and principal of borrowings under our senior secured credit facilities, senior unsecured notes due 2016, senior secured notes due 2023 and capital lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 8, Debt, to our consolidated financial statements.

(2)	Includes all interest and principal related to our mortgage facility, which matures on April 1, 2017. See Note 8, Debt, to our consolidated financial statements.

(3)
We lease approximately one million square feet of office space in 108 locations in 54 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths at 48 locations, and we have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt.

(4)
Represents minimum amounts due to HPE under the terms of an outsourcing agreement through which HPE manages a significant portion of our information technology systems. Actual payments may vary significantly from the minimum amounts presented.

(5)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2015. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(6)
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any stand‑by letters of credit during the years ended December 31, 2015, 2014 and 2013.

(7)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(8)
The timing of future payments under the TRA is uncertain and dependent on the timing of the realization of taxable income. We expect to make the total required payments over the next five years with no material payments to occur before 2017. See Note 7, Income Taxes, to our consolidated financial statements and “—Tax Receivable Agreement.”

(9)	Excludes pension obligations, see Note 14, Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2015, 2014 and 2013.
Recent Accounting Pronouncements
In November 2015, Financial Accounting Standards Board (“FASB”) issued an updated guidance to simplify the presentation of deferred income taxes. The updated guidance requires the deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For public business entities, the updated guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption for all entities is permitted. We early adopted this guidance with a retrospective approach during the fourth quarter of 2015.
In September 2015, FASB issued an updated guidance that eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement-period adjustments. Under the updated guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The nature and the amount of measurement-period adjustments must be disclosed on the face of the income statement or in the notes to the financial statements. The updated guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted this guidance in the third quarter of 2015.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption of the new standard is permitted for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating our method of adoption and the impact this standard will have on our consolidated financial statements.
In April 2015, FASB issued updated guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from the debt liability rather than as an asset. The standard aligns GAAP guidance on the balance sheet presentation of debt issuance costs with International Financial Reporting Standards. The guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We early adopted this guidance with a retrospective approach during the fourth quarter of 2015.
In April 2015, FASB issued new guidance on a customer's accounting for fees paid in a cloud computing arrangement. Prior to this standard, there was no specific guidance under GAAP on accounting for these fees from the customer's perspective. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing agreement contains a software license or is solely a service contract. The new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not believe that our adoption will have a material impact on our consolidated financial statements.
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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple-element arrangements, (ii) collectability of accounts receivable, (iii) amounts for future cancellations of bookings processed through our GDS, (iv) determination of the fair value of assets and liabilities acquired in a business combination, (v) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (vi) assumptions utilized in the determination of pension benefit liabilities, and (vii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue Recognition and Multiple-Element Arrangements
Our agreements with customers of our Airline and Hospitality Solutions business may have multiple deliverables which generally include software solutions through SaaS and hosted delivery, consulting services and implementation services. In addition, from time to time, we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide software solutions through SaaS and hosted delivery. Due to these multiple-element arrangements, revenue recognition involves judgment, including estimates of the selling prices of goods and services, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.
The consulting and implementation services are generally performed in the early stages of the agreements. Access to our GDS is provided over the full term of the contract. Software solutions through SaaS and hosted delivery are often not provided until implementation services are completed. We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, access to our GDS and our consulting services are separated from the implementation and software hosting services. We account for separable elements on an individual basis with value assigned to each element based on its relative selling price. A comprehensive market analysis is performed on a periodic basis to determine the range of selling prices for each product and service. In making these judgments we analyze various factors, including competitive landscapes, value differentiators, continuous monitoring of market prices, customer segmentation and overall market and economic conditions. Based on these results, estimated selling prices are set for each product and service delivered to customers. Changes in judgments related to these items, or deterioration in industry or general economic conditions, could materially impact the timing and amount of revenue and costs recognized. Revenue for consulting services is generally recognized as the services are performed and revenue for implementation services, access to our GDS and SaaS and hosted services is generally recognized on a transaction basis over the term of the agreement.

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
Transaction revenue for airline travel reservations is recognized by Travel Network at the time of the booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation rates could vary materially, with a corresponding variation in revenue net of estimated future cancellations. Factors that could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.
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
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, contingent consideration, where applicable and previously-held investment interests. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

Goodwill and Long-Lived Assets
We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model described below. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. Otherwise, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Goodwill was assigned to each reporting unit based on that reporting unit’s percentage of enterprise value as of the date of the acquisition of Sabre Corporation by TPG and Silver Lake plus goodwill associated with acquisitions since that time. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. In addition, we had two reporting units associated with our discontinued operations: Travelocity—North America and Travelocity—Europe.
The fair values used in our evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions, including assumptions related to market participants, the principal markets and highest and best use of the reporting units. We did not record any goodwill impairment charges for the year ended December 31, 2015 and 2014. We recorded $136 million in goodwill impairment charges related to our discontinued Travelocity segment for the years ended December 31, 2013, which are included in net (loss) income from discontinued operations in our consolidated statements of operations. Goodwill related to our other reporting units totaled $2,440 million as of December 31, 2015. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. A change of 10% in the future cash flow projections, risk-adjusted discount rates, and rates of growth used in our fair value calculations would not result in impairment of the remaining goodwill for any of our reporting units.
Definite-lived intangible assets are assigned depreciable lives of four to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2015, 2014 and 2013.
The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 10, Fair Value Measurements, to our consolidated financial statements.
Pension Benefits
We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax-qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, so that no additional pension benefits are accrued after that date. Pension benefits for the LPP are actuarially determined and affected by assumptions which include, among other factors, the discount rate and the estimated future return on plan assets. In conjunction with outside actuaries, we evaluate the assumptions on a periodic basis and make adjustments as necessary.

The discount rate used in the measurement of the LPP benefit obligation as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Weighted-average discount rate	4.86%	4.36%
The LPP plan is valued annually as of the beginning of each fiscal year. The principal assumptions used in the measurement of our net benefit costs for the three years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	4.36%	5.10%	4.19%
Expected return on plan assets	6.50%	7.50%	7.75%
Our discount rate is determined based upon the review of year-end high quality corporate bond rates. Lowering the discount rate by 50 bps as of December 31, 2015 would increase our pension benefit obligation by approximately $22 million and would not materially impact our 2016 pension benefit expenses.
The expected return on plan assets is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions and our target asset allocation of 38% global equities, 58% long duration fixed income, and 4% real estate. The expected return on plan assets component of our net periodic benefit cost is calculated based on the fair value of plan assets and our target asset allocation. We monitor our actual asset allocation and believe that our long-term asset allocation will continue to approximate the target allocation. Lowering the expected long-term rate of return on plan assets by 50 bps as of December 31, 2015 would not materially impact our 2016 pension expense.
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
We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com subsidiaries of $81 million and $160 million as of December 31, 2015 and 2014, respectively. At December 31, 2014, as a result of the sale of our Travelocity business and the forecast of income from continuing operations, we determined it was more likely than not that future earnings will be sufficient to utilize certain U.S. deferred tax assets. Accordingly, we reversed the U.S. valuation allowance resulting in a non-cash income tax benefit of $82 million during the fourth quarter of 2014. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
As of December 31, 2015, we had approximately $944 million of NOLs for U.S. federal income tax purposes. As a result of an ownership change during 2015 (as defined in Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. Approximately $885 million of these NOLs and capital losses are tax benefits subject to the TRA, which provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries are deemed to realize as a result of the utilization of tax benefits.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. At December 31, 2015 and 2014, we had a liability, including interest and penalty, of $86 million and $61 million, respectively, for unrecognized tax benefits, which would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Occupancy Taxes
In recent years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earned from facilitating hotel reservations, where the customer paid us an amount at the time of booking that included (i) service fees, which we collected and retained, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we passed along to the hotel supplier. In addition to the lawsuits, there are a number of administrative proceedings pending against us which could result in an assessment of sales or occupancy taxes on fees. Pursuant to the Travelocity Purchase Agreement, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to the Expedia SMA. Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com to Expedia will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow. See Part I, Item 3 “Legal Proceedings—Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes.”

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
Interest Rate Risk
As of December 31, 2015, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on the revolving credit agreement. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2015, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
In the fourth quarter of 2014, we entered into interest rate swaps that effectively convert $750 million of floating interest rate senior secured debt into a fixed rate obligation. The terms of the outstanding and matured interest rate swaps relevant to the years ended December 31, 2015 and 2014 were as follows:

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

Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. During the year ended December 31, 2014, foreign currency operations included $163 million of revenue and $419 million of operating expenses, representing approximately 6% and 20% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Singapore Dollar, the British Pound Sterling, the Polish Zloty, the Indian Rupee and the Australian Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 6% of our operating expenses for each of the years ended December 31, 2015 and 2014, respectively. In recent years, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Euro, the British Pound Sterling, the Polish Zloty, the Indian Rupee and the Australian Dollar. In 2015, we hedged approximately 31% of our exposure in foreign currency operating expenses. In addition, approximately 36% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue. Beginning in the first quarter of 2016, we expect to hedge our foreign currency exposure in operating expenses denominated in Singapore Dollars by entering into foreign currency forward contracts.
The notional amounts of our forward contracts totaled $123 million at December 31, 2015. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts recognized in our consolidated balance sheets was a $2 million and an $8 million liability as of December 31, 2015 and December 31, 2014, respectively.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Translation gains (losses) recognized as other comprehensive (loss) income were $(4) million, $8 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2015 and 2014, approximately $252 million or 72% and $204 million or 67%, respectively, of our trade accounts receivable was attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses.
As of December 31, 2015, 2014 and 2013, approximately 57%, 58%, and 57%, respectively, of our air customers make payments through the ACH which accounts for approximately 89%, 95% and 94%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sabre Corporation:
We have audited the accompanying consolidated balance sheets of Sabre Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sabre Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 19, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sabre Corporation:
We have audited Sabre Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Sabre Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Abacus, which is included in the 2015 consolidated financial statements of Sabre Corporation and constituted approximately 17% of total assets, as of December 31, 2015 and 6% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Sabre Corporation also did not include an evaluation of the internal control over financial reporting of Abacus.
In our opinion, Sabre Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sabre Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 19, 2016

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$2,960,896	$2,631,417	$2,523,546
Cost of revenue (1) (2)	1,944,050	1,742,478	1,705,163
Selling, general and administrative (2)	557,077	467,594	437,453
Operating income	459,769	421,345	380,930
Other income (expense):
Interest expense, net	(173,298)	(218,877)	(274,689)
Loss on extinguishment of debt	(38,783)	(33,538)	(12,181)
Joint venture equity income	14,842	12,082	12,350
Other, net	91,377	(63,860)	(305)
Total other expense, net	(105,862)	(304,193)	(274,825)
Income from continuing operations before income taxes	353,907	117,152	106,105
Provision for income taxes	119,352	6,279	54,039
Income from continuing operations	234,555	110,873	52,066
Income (loss) from discontinued operations, net of tax	314,408	(38,918)	(149,697)
Net income (loss)	548,963	71,955	(97,631)
Net income attributable to noncontrolling interests	3,481	2,732	2,863
Net income (loss) attributable to Sabre Corporation	545,482	69,223	(100,494)
Preferred stock dividends	—	11,381	36,704
Net income (loss) attributable to common stockholders	$545,482	$57,842	$(137,198)

Basic net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.85	$0.41	$0.07
Income (loss) from discontinued operations	1.15	(0.16)	(0.84)
Net income (loss) per common share	$2.00	$0.24	$(0.77)
Diluted net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.83	$0.39	$0.07
Income (loss) income from discontinued operations	1.12	(0.16)	(0.81)
Net income (loss) per common share	$1.95	$0.23	$(0.74)
Weighted-average common shares outstanding:
Basic	273,139	238,633	178,125
Diluted	280,067	246,747	184,978

Dividend per common share	$0.36	$0.18	$—

(1) Includes amortization of upfront incentive consideration	$43,521	$45,358	$36,649
(2) Includes stock-based compensation as follows:
Cost of revenue	$11,918	$8,044	$1,356
Selling, general and administrative	18,053	12,050	2,031
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$548,963	$71,955	$(97,631)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA (losses) gains, net of tax	(4,382)	7,794	4,954
Reclassification adjustment for realized (gains) losses on foreign CTA, net of taxes of $12,152, $0 and $0	(18,558)	—	8,162
Net change in foreign CTA gains (losses), net of tax	(22,940)	7,794	13,116
Retirement-related benefit plans:
Net actuarial (loss) gain, net of taxes of $2,273, $16,296 and $(16,309)	(4,060)	(28,554)	28,869
Amortization of prior service credits, net of taxes of $516, $516 and $5,144	(915)	(916)	(8,636)
Amortization of actuarial losses, net of taxes of $(2,545), $(1,730) and $(1,288)	4,500	3,058	2,163
Total retirement-related benefit plans	(475)	(26,412)	22,396
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $5,753, $2,604 and $(529)	(9,642)	(8,797)	3,000
Reclassification adjustment for realized losses, net of taxes of $(3,312), $(2,913) and $(5,351)	10,646	4,086	8,538
Net change in unrealized gains (losses) on derivatives, net of tax	1,004	(4,711)	11,538
Share of other comprehensive income of joint venture	(4,921)	3,421	(1,415)
Other comprehensive (loss) income	(27,332)	(19,908)	45,635
Comprehensive income (loss)	521,631	52,047	(51,996)
Less: Comprehensive income attributable to noncontrolling interests	(3,481)	(2,732)	(2,863)
Comprehensive income (loss) attributable to Sabre Corporation	$518,150	$49,315	$(54,859)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$321,132	$155,679
Accounts receivable, net	375,789	362,911
Prepaid expenses and other current assets	81,167	64,734
Assets held for sale	—	112,558
Total current assets	778,088	695,882
Property and equipment, net	627,529	551,276
Investments in joint ventures	24,348	145,320
Goodwill	2,440,431	2,153,499
Acquired customer relationships, net	416,887	170,629
Other intangible assets, net	419,666	309,357
Deferred income taxes	44,464	131,971
Other assets, net	642,214	485,139
Total assets	$5,393,627	$4,643,073

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$138,421	$117,855
Accrued compensation and related benefits	99,382	83,828
Accrued subscriber incentives	185,270	145,581
Deferred revenues	165,124	167,827
Litigation settlement liability and related deferred revenue	30,012	73,252
Other accrued liabilities	191,964	189,612
Current portion of debt	190,315	22,435
Liabilities held for sale	—	96,544
Total current liabilities	1,000,488	896,934
Deferred income taxes	83,562	8,037
Other noncurrent liabilities	656,093	613,710
Long-term debt	3,169,344	3,040,009
Commitments and contingencies (Note 16)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 279,082,473 and 268,237,547 shares issued; 274,955,830 and 267,800,161 shares outstanding at December 31, 2015 and 2014, respectively	2,790	2,682
Additional paid-in capital	2,016,325	1,931,796
Treasury stock, at cost, 4,126,643 and 437,386 shares at December 31, 2015 and 2014 respectively	(110,548)	(5,297)
Retained deficit	(1,328,730)	(1,775,616)
Accumulated other comprehensive loss	(97,135)	(69,803)
Noncontrolling interest	1,438	621
Total stockholders’ equity	484,140	84,383
Total liabilities and stockholders’ equity	$5,393,627	$4,643,073
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income (loss)	$548,963	$71,955	$(97,631)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	351,480	289,630	287,038
Amortization of upfront incentive consideration	43,521	45,358	36,649
Litigation related (credits) charges	(60,998)	(41,672)	8,156
Stock-based compensation expense	29,971	20,094	3,387
Allowance for doubtful accounts	8,558	10,356	5,178
Deferred income taxes	97,225	(3,829)	13,941
Joint venture equity income	(14,842)	(12,082)	(12,350)
Dividends received from joint venture investments	28,700	2,261	10,560
Amortization of debt issuance costs	6,759	6,316	7,104
Debt modification costs	—	3,290	14,003
Gain on remeasurement of previously-held joint venture interest	(78,082)	—	—
Loss on extinguishment of debt	38,783	33,538	12,181
Other	3,556	6,023	(4,653)
Income (loss) from discontinued operations	(314,408)	38,918	149,697
Changes in operating assets and liabilities:
Accounts and other receivables	10,662	(7,295)	(23,169)
Prepaid expenses and other current assets	(13,255)	6,948	(3,649)
Capitalized implementation costs	(63,382)	(37,811)	(58,814)
Upfront incentive consideration	(63,510)	(50,936)	(48,569)
Other assets	(66,873)	(78,873)	(56,663)
Accrued compensation and related benefits	18,268	(5,301)	9,372
Accounts payable and other accrued liabilities	8,721	52,128	(17,854)
Deferred revenue including upfront solution fees	9,390	38,643	(5,682)
Cash provided by operating activities	529,207	387,659	228,232
Investing Activities
Additions to property and equipment	(286,697)	(227,227)	(209,523)
Acquisitions, net of cash acquired	(442,344)	(31,799)	(30,200)
Other investing activities	—	235	(276)
Cash used in investing activities	(729,041)	(258,791)	(239,999)
Financing Activities
Proceeds of borrowings from lenders	1,252,000	148,307	2,540,063
Payments on borrowings from lenders	(960,807)	(802,664)	(2,261,061)
Debt prepayment fees and issuance costs	(52,674)	(30,490)	(19,116)
Acquisition-related contingent consideration paid	—	(27,000)	—
Proceeds from issuance of common stock in initial public offering, net	—	672,137	—
Net proceeds on the settlement of equity-based awards	47,414	13,809	2,054
Cash dividends paid to common stockholders	(98,596)	(47,904)	—
Repurchase of common stock	(98,770)	—	—
Other financing activities	4,577	1,860	232
Cash provided by (used in) by financing activities	93,144	(71,945)	262,172
Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities	236	(205,988)	(85,140)
Net cash provided by (used in) investing activities	278,834	(1,965)	13,993
Net cash provided by (used in) discontinued operations	279,070	(207,953)	(71,147)
Effect of exchange rate changes on cash and cash equivalents	(6,927)	(1,527)	2,283
Increase (decrease) in cash and cash equivalents	165,453	(152,557)	181,541
Cash and cash equivalents at beginning of period	155,679	308,236	126,695
Cash and cash equivalents at end of period	$321,132	$155,679	$308,236
Cash payments for income taxes	$27,816	$47,545	$4,224
Cash payments for interest	$154,307	$197,782	$255,620
Capitalized interest	$11,981	$13,412	$10,966
Preferred shares dividend	$—	$11,381	$36,704
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Temporary Equity		Stockholders’ Equity (Deficit)
	Series A Redeemable Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2012	87,229,703	$598,139	177,911,922	$1,779	$865,144	—	$—	$(1,648,356)	$(95,530)	$88	$(876,875)
Comprehensive loss	—	—	—	—	—	—	—	(100,494)	45,635	2,863	(51,996)
Issuances pursuant to settlement of stock-based awards	—	—	721,487	7	7,911	—	—	—	—	—	7,918
Accrued preferred shares dividend		36,704		—	—	—	—	(36,704)	—	—	(36,704)
Stock-based compensation expense	—	—	—	—	7,564	—	—	—	—	—	7,564
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,443)	(2,443)
Balance at December 31, 2013	87,229,703	634,843	178,633,409	1,786	880,619	—	—	(1,785,554)	(49,895)	508	(952,536)
Comprehensive income	—	—	—	—	—	—	—	69,223	(19,908)	2,732	52,047
Dividends declared	—	—	—	—	—	—	—	(47,904)	—	—	(47,904)
Issuances pursuant to:
Initial public offering, net of offering costs	—	—	45,080,000	451	671,686	—	—	—	—	—	672,137
Conversion of redeemable preferred stock to common stock	(87,229,703)	(646,224)	40,343,529	403	645,821	—	—	—	—	—	646,224
Settlement of stock-based awards	—	—	4,180,609	42	19,584	437,386	(5,297)	—	—	—	14,329
Accrued preferred shares dividend	—	11,381	—	—	—	—	—	(11,381)	—	—	(11,381)
Stock-based compensation expense	—	—	—	—	29,217	—	—	—	—	—	29,217
Initial recognition of tax receivable agreement liability	—	—	—	—	(321,377)	—	—	—	—	—	(321,377)
Tax effect of initial public offering related costs	—	—	—	—	6,246	—	—	—	—	—	6,246
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,844)	(2,844)
Acquisition of minority interest	—	—	—	—	—	—	—	—	—	225	225
Balance at December 31, 2014	—	—	268,237,547	2,682	1,931,796	437,386	(5,297)	(1,775,616)	(69,803)	621	84,383
Comprehensive income	—	—	—	—	—	—	—	545,482	(27,332)	3,481	521,631
Dividends declared	—	—	—	—	—	—	—	(98,596)	—	—	(98,596)
Repurchase of common stock	—	—	—	—	—	3,400,000	(98,770)	—	—	—	(98,770)
Settlement of stock-based awards	—	—	10,844,926	108	54,425	289,257	(6,481)	—	—	—	48,052
Stock-based compensation expense	—	—	—	—	30,104	—	—	—	—	—	30,104
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,664)	(2,664)
Balance at December 31, 2015	—	$—	279,082,473	$2,790	$2,016,325	4,126,643	$(110,548)	$(1,328,730)	$(97,135)	$1,438	$484,140
See Notes to Consolidated Financial Statements

SABRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Description of Business
Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. (“Sabre GLBL”) is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre,” the “Company,” “we,” “our,” “ours,” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.
We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of travel industry leading software solutions primarily for airlines and hotel properties.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We consolidate all majority owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity. The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts in the financial statements and the tables in the notes, except per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated. All amounts in the notes reference results from continuing operations unless otherwise indicated.
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, amounts for future cancellations of bookings processed through the Sabre GDS, revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
Reclassifications
Certain reclassifications have been made to prior periods in order to conform to the current year presentation. Reclassifications made in our consolidated balance sheet as of December 31, 2014 relate to, among others, deferred tax assets and liabilities, debt issuance costs and other receivables, net. In the fourth quarter of 2015, we adopted Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These ASUs were issued by the FASB under their initiative to reduce complexity in financial reporting. The adoption of ASU 2015-17 resulted in the reclassification of $182 million from current deferred tax assets, of which $129 million increased noncurrent deferred tax assets and $54 million reduced noncurrent deferred tax liabilities in our consolidated balance sheet as of December 31, 2014. The adoption of ASU 2015-03 resulted in the reclassification of $21 million of debt issuance costs from other assets, all of which reduced long-term debt as of December 31, 2014. In addition, to further simplify our consolidated balance sheets, $30 million of other receivables, net as of December 31, 2014 have been reclassified to prepaid expenses and other current assets.
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
Transaction Revenue Model—This model accounts for substantially all of Travel Network’s revenues. We define a direct billable booking as any booking that generates a fee directly to Travel Network. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through the Sabre global distribution system (“GDS”) and transaction fees paid by travel agency subscribers related to their use of the Sabre GDS. Pursuant to this model, a transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on the Sabre GDS. We receive revenue from a travel supplier, travel agency, or corporate travel department depending upon the commercial arrangement represented in each of their contracts. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Our transaction fee cancellation reserve was $13 million and $9 million at December 31, 2015 and 2014, respectively. Transaction revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. We evaluate whether it is appropriate to record the gross amount of our revenues and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, change the product or perform part of the service and have latitude in establishing prices.
Software-as-a-Service and Hosted Revenue Model—SaaS and hosted is the primary revenue model employed by Airline and Hospitality Solutions. In this revenue model, we host software solutions on secure platforms, or deploy it through our SaaS solutions, we maintain the software and manage the related infrastructure. Our customers, which include airlines, airports and hotel companies, pay us an upfront solutions fee and a recurring usage-based fee for the use of the software pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements. This usage-based fee arrangement allows our customers to pay for software normally on a monthly basis, to the extent that it is used. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis. Revenue from upfront solution fees is generally recognized over the term of the agreement. The amount of periodic usage fees is typically based on a metric relevant to the software’s purpose. We recognize revenue from recurring usage based fees in the period earned, which typically fluctuates based on a real time metric, such as the actual number of passengers boarded or the actual number of hotel bookings made in a given month.
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
Advertising Costs
The majority of our historical advertising expense related to our discontinued Travelocity segment. Advertising costs are expensed as incurred. Advertising costs incurred by our discontinued Travelocity segment totaled $10 million, $141 million and $142 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in net (loss) income from discontinued operations. Advertising costs incurred by our continuing operations totaled $19 million, $17 million and $16 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents. Restricted cash relate to security provided for certain bank guarantees and banking services for specific subsidiaries in Europe related to our discontinued Travelocity segment.
Allowance for Doubtful Accounts and Concentration of Credit Risk
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $32 million and $26 million at December 31, 2015 and 2014, respectively.
Effective January 1, 2014, we have recorded specific reserves against all accounts receivable outstanding due to us from certain airlines in Venezuela and are deferring the recognition of any future revenues until cash is collected. Accounts receivable outstanding from customers in Venezuela totaled $14 million and $6 million as of December 31, 2015 and 2014, which will be recognized as revenue when cash is received.
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2015 and 2014, approximately $252 million, or 72%, and $204 million, or 67%, respectively, of our trade accounts receivable was attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses. As of December 31, 2015, approximately 57% of our air customers make payments through the ACH which accounts for approximately 89% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Derivative Financial Instruments
We recognize all derivatives on the consolidated balance sheets at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings (a “fair value hedge”) or recognized in other comprehensive income until the hedged item is recognized in earnings (a “cash flow hedge”). The ineffective portion of the change in fair value of a derivative designated as a hedge is immediately recognized in earnings. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in fair value is recognized in current earnings during the period of change. No hedging ineffectiveness was recorded in earnings during the periods presented.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Our depreciation and amortization policies are as follows:

Buildings	Lesser of lease term or 35 years
Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	5 to 15 years
Equipment, general office and computer	3 to 5 years
Software developed for internal use	3 to 5 years
We capitalize certain costs related to applications, infrastructure and graphics development for our GDS and websites under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and web-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6, Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $214 million, $157 million and $123 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $170 million, $122 million and $90 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2015, 2014 and 2013.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recognized at their respective fair values as of the date of acquisition. The excess, if any, of the acquisition price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. For significant acquisitions, we utilize third-party appraisal firms to assist us in determining the fair values for certain assets acquired and liabilities assumed. The measurement of these fair values requires us to make significant estimates and assumptions which are inherently uncertain.
Adjustments to the fair values of assets acquired and liabilities assumed are made until we obtain all relevant information regarding the facts and circumstances that existed as of the acquisition date (the “measurement period”), not to exceed one year from the date of the acquisition. In the third quarter of 2015, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires us to recognize measurement-period adjustments in the period in which we determine the amounts, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in business combinations. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently if events and circumstances indicate the carrying amount may not be recoverable. Definite-lived intangible assets are amortized on a straight-line basis and assigned useful economic lives of two to thirty years, depending on classification. The useful economic lives are evaluated on an annual basis.
We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two step goodwill impairment model described below. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. Otherwise, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. In addition, we had two reporting units associated with our discontinued operations: Travelocity—North America and Travelocity—Europe. Based on our qualitative assessment, we did not record any goodwill impairment charges for the years ended December 31, 2015 and 2014. We recorded $136 million in goodwill impairment charges related to our discontinued Travelocity segment for the year ended December 31, 2013, which are included in net (loss) income from discontinued operations. See Note 5, Goodwill and Intangible Assets, for additional information.
Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2015, 2014 and 2013. See Note 5, Goodwill and Intangible Assets, for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures and investments in stock of other companies that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd (“AIPL”), a former joint venture, which we previously accounted for under the equity method. In addition to the acquisition in AIPL, we also own voting interests in various national marketing companies ranging from 20% to 49% , a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Sabre Bulgaria AD. The carrying value of these investments in joint venture amounts to $21 million as of December 31, 2015.
As of December 31, 2014, the carrying amount of our investment in AIPL included $89 million of excess basis over our underlying equity interest in AIPL's net assets. This differential represented goodwill and identifiable intangible assets, which were being amortized to joint venture equity income over their estimated lives prior to our acquisition of the remaining interest in AIPL.
Capitalized Implementation Costs
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs.
Deferred Customer Advances and Discounts
Deferred advances to customers and customer discounts are amortized in future periods as the related revenue is earned. The assets are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. Liabilities are recognized for uncertain tax positions that do not pass a two-step approach for recognition and measurement. First, we evaluate the tax position for recognition by determining if based solely on its technical merits, it is more likely than not to be sustained upon examination. Secondly, for positions that pass the first step, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes.
Pension and Other Postretirement Benefits
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans in our consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the benefit obligation as of the balance sheet date. The fair value of plan assets represents the cumulative contributions made to fund the pension and other postretirement benefit plans which are invested primarily in domestic and foreign equities and fixed income securities. The benefit obligation of our pension and other postretirement benefit plans are actuarially determined using certain assumptions approved by us. The benefit obligation is adjusted annually in the fourth quarter to reflect actuarial changes and may also be adjusted upon the adoption of plan amendments. These adjustments are initially recorded in accumulated other comprehensive income (loss) and are subsequently amortized over the life expectancy of the plan participants as a component of net periodic benefit costs.
Equity-Based Compensation
We account for our stock awards and options by recognizing compensation expense, measured at the grant date based on the fair value of the award, on a straight-line basis over the award vesting period, giving consideration as to whether the amount of compensation cost recognized at any date is equal to the portion of grant date value that is vested at that date. We recognize equity-based compensation expense net of an estimated forfeiture rate which is based on our historical experience of granted awards that are canceled prior to vesting.
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

2. Acquisitions
Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in AIPL, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, AIPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, AIPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In the third and fourth quarters of 2015, AIPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with AIPL, “Abacus”). AIPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $442 million, which includes the effect of net working capital adjustments finalized in the fourth quarter of 2015. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility. We incurred acquisition-related costs of $14 million and $4 million during the years ended December 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in our consolidated statements of operations.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Annual Report on Form 10-K. Accordingly, the purchase price allocation is subject to change when finalized, which may result in an adjustment to the gain we recognized as a result of the remeasurement of our previously-held 35% equity interest in Abacus, further described below. We expect to finalize the purchase price allocation in the first quarter of 2016. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$65,641
Accounts receivable, net	49,099
Other current assets	12,522
Intangible assets:
Customer relationships	319,000
Reacquired rights(1)	113,500
Purchased technology	14,000
Supplier agreements	13,000
Trademarks and brand names	4,000
Property and equipment, net	4,021
Other assets	65,876
Current liabilities	(118,522)
Noncurrent liabilities	(44,245)
Noncurrent deferred income taxes	(75,228)
Goodwill	287,349
710,013
Fair value of Sabre Corporation's previously held equity investment in AIPL	(200,000)
Fair value of AIPL's previously held equity investment in national marketing companies	(1,880)
Total acquisition price	$508,133
______________________
(1) In connection with the acquisition of Abacus, we reacquired certain contractual rights that provided Abacus the exclusive right, within the Asia-Pacific region, to operate and profit from the Sabre GDS.
In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 10, Fair Value, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for year the ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and AIPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations.

The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of Abacus. The goodwill recognized is assigned to our Travel Network business and is not deductible for tax purposes. The useful lives of the intangible assets acquired are 20 years for customer relationships, 7 years for reacquired rights, 3 years for purchased technology, 7 years for supplier agreements and 2 years for trademarks and brand names.
The preliminary purchase price allocation includes estimates for contingent liabilities of $25 million related to tax uncertainties. We are evaluating certain other contingencies that existed as of the acquisition date, which may impact the purchase price allocation.
As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. As a result, we recorded a restructuring charge of $9 million associated with termination benefits, of which $1 million was paid during the six months ended December 31, 2015. The plan is expected to be substantially complete by the fourth quarter of 2016, and we currently do not expect to incur significant additional charges in connection with the plan. These restructuring charges are included in selling, general and administrative expenses in our consolidated results of operations.
Unaudited Pro Forma Financial Information
Since the acquisition date, Abacus contributed $187 million of revenue and $13 million of income from continuing operations for the year ended December 31, 2015. The following unaudited pro forma results of operations information give effect to the acquisitions of Abacus as if it occurred on January 1, 2014. The unaudited pro forma results of operations information excludes the $78 million gain on the remeasurement of our previously-held 35% investment in AIPL, the $12 million gain on the settlement of a pre-existing agreement between us and AIPL, and all acquisition-related costs incurred. The unaudited pro forma results of operations information include adjustments to: (i) eliminate historical revenue and cost of revenue between us, AIPL and the NMCs; (ii) remove historical amortization recognized by AIPL associated with its upfront incentive consideration and software developed for internal use, which are replaced by acquired intangible assets; and (iii) add amortization expense associated with acquired intangible assets.
The following unaudited pro forma results of operations information is presented in thousands:

	Year Ended December 31,
	2015	2014
Revenue	$3,109,310	$2,905,944
Income from continuing operations	165,006	122,561
Net income attributable to common stockholders	475,933	69,524
The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what our financial performance would have been had the acquisition been completed on the date assumed nor is such unaudited pro forma combined financial information necessarily indicative of the results to be expected in any future period.
Genares
In September 2014, we acquired certain assets and liabilities of Genares Worldwide Reservation Services, Ltd. (“Genares”), a provider of central reservation systems, revenue management and marketing solutions to more than 2,300 independent and chain hotel properties worldwide. Under the transaction, we acquired the net assets of Genares for cash consideration of $32 million. The operating results of Genares have been included in our consolidated statement of operations and results of operations of our Airline and Hospitality Solutions segment from the date of the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values using management’s best estimates, based in part on an independent valuation of the net assets acquired. The allocation of the purchase price includes $16 million of goodwill, which is deductible for tax purposes, $16 million of other intangible assets and $1 million of other net assets acquired. The other intangible assets consist primarily of $13 million of acquired customer relationships with a useful life of ten years and $2 million of non-compete agreements with a useful life of five years.
The acquisition of Genares did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.

PRISM
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
3. Discontinued Operations
Over the past several years, we have disposed of non-core operations of our Travelocity business and, in the fourth quarter of 2014, we committed to a plan to completely divest of our Travelocity business which we completed in the first quarter of 2015. On January 23, 2015, we announced the sale of our Travelocity business in the United States and Canada (“Travelocity.com”). In addition, on December 16, 2014, we announced that we received a binding offer to sell lastminute.com, the European portion of our Travelocity business, which closed on March 1, 2015. Our former Travelocity segment has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net (loss) income from discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities of Travelocity.com and lastminute.com to be disposed of are classified as held for sale in our consolidated balance sheet as of December 31, 2014.
Travelocity.com—On January 23, 2015, we sold Travelocity.com to Expedia, pursuant to the terms of an Asset Purchase Agreement (the “Travelocity Purchase Agreement”), dated January 23, 2015, by and among Sabre GLBL and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. The net assets of Travelocity.com disposed of primarily included a trade name with a carrying value of $55 million as of December 31, 2014. We recognized a gain on sale of $143 million, net of tax, in the first quarter of 2015.
lastminute.com—On December 16, 2014, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $70 million, partially offset by assets sold including intangible assets of $27 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payment for specific services to be provided to the acquirer under a transition services agreement which concludes on March 31, 2016. Additionally, at the time of sale, the acquirer entered into a long-term agreement with us to continue to utilize our GDS for bookings which generates incentive consideration to be paid by us to the acquirer. We recognized a gain on sale of $24 million, net of tax, in 2015.
Travel Partner Network—In February 2014, we completed a sale of assets associated with Travelocity Partner Network (“TPN”), a business-to-business private white label website offering, for $10 million in proceeds. Pursuant to the sale agreement, we were to receive two annual earn-out payments, totaling up to $10 million, if the purchaser exceeded certain revenue thresholds during the calendar years ending December 31, 2014 and 2015, which were not met. In connection with the sale, Travelocity entered into a Transition Services Agreement (“TSA”) with the acquirer to provide services to maintain the websites and certain technical and administrative functions for the acquirer until a complete transition occurs or the TSA terminates. Consideration received under both agreements has been allocated to the disposition and the services provided under the TSA; therefore, a significant portion of the upfront proceeds were deferred, based on fair value of the TSA services, and recognized as an offset to operating expense within discontinued operations as the services were provided through August 2015. We recognized a $3 million loss on disposition for the year ended December 31, 2014 in our results of discontinued operations.
Holiday Autos—On June 25, 2013, we sold certain assets of our Holiday Autos operations to a third party and, in November 2013, completed the closing of the remainder of the Holiday Autos operations such that it represented a discontinued operation. Holiday Autos was a leisure car hire broker that offered pre-paid, low-cost car rentals in various markets, largely in Europe. In the second quarter of 2013, we recognized an $11 million loss, net of tax, on the sale of Holiday Autos. The loss includes the write-off of $39 million of goodwill and intangible assets attributed to Holiday Autos, with the goodwill portion determined based on Holiday Autos’ relative fair value to the Travelocity Europe reporting unit. The sale provided for us to receive two earn-out payments measured during the 12 month periods ending September 30, 2014 and 2015, totaling up to $12 million, based upon the purchaser exceeding certain booking thresholds as defined in the sale agreement. At the time of sale, we recognized a total of $6 million relative to these earn-out provisions. We received the first earn-out payment of $6 million in the fourth quarter of 2014.

The second earn-out payment of $6 million was received in January 2016 and will be reflected as a gain in our first quarter 2016 results from operations.
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
Zuji—In December 2012, we entered into an agreement to sell our shares of Zuji Properties A.V.V. and Zuji Pte Ltd along with its operating subsidiaries (collectively “Zuji”), a Travelocity Asia Pacific-based OTA. At that time, the assets were recorded at the lower of the carrying amount or fair value less cost to sell. We recorded an estimated loss on the sale of approximately $14 million, net of tax, during 2012. We sold Zuji in March 2013 and recorded an additional $11 million loss on sale, net of tax, in the first quarter of 2013. In addition, we reclassified $8 million, net of tax, of foreign currency translation losses associated with Zuji from accumulated other comprehensive income into loss from discontinued operations during the year ended December 31, 2013. We had continuing cash flows from Zuji due to reciprocal agreements between us and Zuji to provide hotel reservations services over a three year period. The agreements included commissions paid to the respective party based on qualifying bookings. Due to the restructuring activities associated with our discontinued Travelocity segment in the fourth quarter of 2013, there were no continuing cash flows under these agreements subsequent to 2013.
Financial Information of Discontinued Operations
The results of our discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$24,815	$328,835	$635,570
Cost of revenue	21,520	113,092	258,409
Selling, general and administrative	(23,077)	273,195	389,356
Impairment	—	—	138,947
Restructuring charges	—	1,785	28,387
Operating income (loss)	26,372	(59,237)	(179,529)
Other income (expense):
Interest expense, net	—	—	(1,217)
Gain (loss) on sale of businesses(1)	294,276	—	(27,709)
Other, net	4,640	(10,545)	(4,430)
Total other income (expense), net	298,916	(10,545)	(33,356)
Income (loss) from discontinuing operations before income taxes	325,288	(69,782)	(212,885)
Provision (benefit) for income taxes(2)	10,880	(30,864)	(63,188)
Net income (loss) from discontinued operations	$314,408	$(38,918)	$(149,697)
______________________________________

(1)
The year ended December 31, 2015 includes $31 million of reclassified cumulative translation gains associated with our lastminute.com subsidiaries. See “Divestiture of lastminute.com—Cumulative Translation Adjustments” for additional information.

(2)	The year ended December 31, 2015 includes a U.S. tax benefit of $93 million; see “Divestiture of lastminute.com—U.S. Tax Benefit” for additional information.
For the year ended December 31, 2015, selling, general and administrative includes a gain of $40 million as a result of the favorable final ruling from the Supreme Court of Hawaii and receipt of a cash refund related to our litigation of hotel occupancy taxes. See Note 16, Commitments and Contingencies, for additional information.
During the year ended December 31, 2013, we recorded impairment charges totaling $139 million, which mainly comprised of impairments of goodwill. See Note 5, Goodwill and Intangible Assets, for additional information.
In the third quarter of 2013, we initiated plans to restructure our discontinued Travelocity segment, shifting Travelocity.com away from a fixed-cost model to a lower-cost, performance-based shared revenue structure. On August 22, 2013 we entered into an exclusive, long-term strategic marketing agreement with Expedia (“Expedia SMA”), in which Expedia powered the technology platforms for Travelocity’s existing U.S. and Canadian websites. In the fourth quarter of 2013, we also initiated a plan to restructure lastminute.com which involved establishing it as a stand-alone operation, separating processes from the North America operations. As a result of the Travelocity restructuring actions initiated in 2013, we recorded charges of $28 million during the year ended

December 31, 2013 which included $4 million of asset impairments, $18 million of employee termination benefits and $6 million of other related costs. During the year ended December 31, 2014, we recorded a net charge of $2 million which included a $3 million loss on the sale of TPN, $3 million in additional severance costs and $2 million in other costs, net of adjustments to our original estimates of employee termination benefits of $6 million. The adjustments to our original estimates were primarily the result of certain employees that transferred to the acquirers of the TPN business and lastminute.com, respectively, without a required severance payment. The remaining restructuring liability was not material as of December 31, 2014.
The major classes of assets and liabilities that were held for sale associated with Travelocity.com and lastminute.com are as follows (in thousands):

December 31, 2014
Assets
Accounts receivable, net	$27,129
Prepaid expenses and other current assets	3,943
Property and equipment, net	15,597
Intangible assets, net	64,194
Other assets, net	1,695
Total assets held for sale	$112,558
Liabilities
Accounts payable	$3,344
Travel supplier liabilities and related deferred revenue	70,858
Accrued compensation and related benefits	2,237
Deferred revenues	1,519
Other accrued liabilities	18,586
Total liabilities held for sale	$96,544
Continuing Cash Flows Associated with Travelocity.com and lastminute.com
Our Travel Network business earns revenue from airlines for bookings transacted through our GDS. Historically, Travel Network recognized intersegment incentive consideration expense for bookings generated by our Travelocity business. Such costs are representative of costs incurred on a consolidated basis relating to Travel Network’s revenue from airlines for bookings transacted through our GDS. The acquirer of Travelocity.com maintained and the acquirer of lastminute.com signed a long-term agreement with our Travel Network business to continue to utilize our GDS for bookings which will generate incentive consideration to be paid by us to the acquirers. Incentive consideration expense presented as cost of revenue in our results of continuing operations totaled $10 million and $46 million for the years ended December 31, 2014 and 2013, respectively.
Divestiture of lastminute.com
Cumulative Translation Adjustments
Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into earnings once the liquidation of the respective foreign subsidiaries is substantially complete. During the year ended December 31, 2015, we substantially completed the liquidation of our lastminute.com subsidiaries and, therefore, reclassified $19 million, net of tax, of CTA gains from accumulated comprehensive income (loss) to our results of discontinued operations.
U.S. Tax Benefit
We wrote off the remaining U.S. tax basis in goodwill and intangible assets during the fourth quarter of 2015, the period in which we completed the wind down of lastminute.com activities. As a result, we recognized a U.S. tax benefit of $93 million in our results of discontinued operations.

4. Equity Method Investments
On July 1, 2015, we completed the acquisition of the remaining 65% interest in AIPL, a former joint venture, which we previously accounted for under the equity method. Prior to the acquisition, we provided AIPL with data processing services, development labor and other services as requested, under the terms of a service agreement. The primary revenue generated from AIPL was data processing fees associated with bookings on the Sabre GDS. Development labor and ancillary services were provided upon request. Additionally, in accordance with an agreement with AIPL, we collected booking fees on behalf of AIPL and recorded a payable, or economic benefit transfer, to AIPL for amounts collected but unremitted at any period end, net of any associated costs we incurred. As of December 31, 2015, our remaining equity method investments are not material to our consolidated financial statements.
Summarized financial information of AIPL is as follows:

	Six Months Ended	Year Ended December 31,
	June 30, 2015	2014	2013
Results of operations data:
Revenue	$197,527	$357,711	$335,255
Cost of revenue	129,870	225,269	205,505
Operating income	34,522	56,703	49,287
Net income	22,142	59,430	42,368
Net income attributable to AIPL	22,101	59,390	42,443

December 31, 2014
Balance sheet data:
Current assets	$202,916
Noncurrent assets	123,217
Current liabilities	140,272
Noncurrent liabilities	9,245
Noncontrolling interest	254
Financial information of our related party transactions with AIPL is as follows:

	Six Months Ended	Year Ended December 31,
	June 30, 2015	2014	2013
Revenue earned from AIPL	$50,303	$91,324	$91,998

December 31, 2014
Receivable from AIPL	$21,458
Payable to AIPL for Economic Benefit Transfer	(9,217)
Current deferred revenue related to Abacus data processing	(2,571)
Long-term deferred revenue related to Abacus data processing	(10,286)
Related party (payable) receivable, net	$(616)

5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Travel Network	Airline and Hospitality Solutions	Total Goodwill
Balance as of December 31, 2013	$1,812,686	$325,489	$2,138,175
Acquired	—	15,510	15,510
Adjustments(1)	(186)	—	(186)
Balance as of December 31, 2014	1,812,500	340,999	2,153,499
Acquired	287,349	—	287,349
Adjustments(1)	(269)	(148)	(417)
Balance as of December 31, 2015	$2,099,580	$340,851	$2,440,431
________________________

(1)	Includes net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$978,763	$(561,876)	$416,887	$705,963	$(535,334)	$170,629
Trademarks and brand names	330,054	(99,814)	230,240	326,054	(87,554)	238,500
Reacquired rights	113,500	(8,267)	105,233	—	—	—
Purchased technology	403,524	(342,805)	60,719	469,599	(412,114)	57,485
Acquired contracts, supplier and distributor agreements	37,600	(15,494)	22,106	26,600	(15,000)	11,600
Non-compete agreements	15,025	(13,657)	1,368	15,025	(13,253)	1,772
Total intangible assets	$1,878,466	$(1,041,913)	$836,553	$1,543,241	$(1,063,255)	$479,986
In 2013, in conjunction with the disposal of TBiz (part of our Travelocity North America reporting unit) and Holidays Autos (part of our Travelocity Europe reporting unit), we initiated an impairment analysis on the remainder of the goodwill and long-lived assets associated with these reporting units. Further declines in our projections of the discounted future cash flows of these reporting units and current market participant considerations resulted in a $96 million goodwill impairment charge in Travelocity—North America and a $40 million goodwill impairment charge in Travelocity—Europe, which are included in net income (loss) from discontinued operations. As a result of these impairments, the Travelocity segment had no remaining goodwill.
Amortization expense relating to intangible assets subject to amortization totaled $107 million, $96 million and $129 million for the year ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2016	$126,409
2017	78,723
2018	61,292
2019	58,739
2020	57,130
2021 and thereafter	454,260
Total	$836,553

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid Expenses	$46,177	$34,122
Value added tax receivable, net	28,830	24,940
Other	6,160	5,672
Prepaid Expenses and Other Current Assets	$81,167	$64,734
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Buildings and leasehold improvements	$141,070	$150,842
Furniture, fixtures and equipment	29,265	23,823
Computer equipment	321,001	305,877
Software developed for internal use	986,780	862,895
	1,478,116	1,343,437
Accumulated depreciation and amortization	(850,587)	(792,161)
Property and equipment, net	$627,529	$551,276
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2015	2014
Capitalized implementation costs, net	$206,429	$176,677
Deferred customer discounts	212,037	144,382
Deferred upfront incentive consideration	109,943	89,953
Other	113,805	74,127
Other assets, net	$642,214	$485,139
Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Tax receivable agreement	$387,342	$387,342
Pension and other postretirement benefits	96,733	90,656
Deferred revenue	66,232	59,287
Litigation settlement liability and related deferred revenue	11,044	22,960
Other	94,742	53,465
Other noncurrent liabilities	$656,093	$613,710

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following (in thousands):

	December 31,
	2015	2014
Defined benefit pension and other postretirement benefit plans	$(90,647)	$(90,172)
Unrealized loss on foreign currency forward contracts, interest rate swaps and available-for-sale securities	(6,391)	(7,395)
Unrealized foreign currency translation gain	(97)	22,843
Other(1)	—	4,921
Total accumulated other comprehensive loss, net of tax	$(97,135)	$(69,803)
________________________

(1)	Primarily related to our share of AIPL’s accumulated other comprehensive income. See Note 4, Equity Method Investments.
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in selling, general and administrative expenses. See Note 9, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
7. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2015	2014	2013
Components of pre-tax income:
Domestic	$262,682	$109,481	$86,908
Foreign	91,225	7,671	19,197
	$353,907	$117,152	$106,105
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current portion:
Federal	$1,730	$—	$16,476
State and Local	(6,249)	(10,099)	10,817
Non U.S.	26,646	20,207	12,805
Total current	22,127	10,108	40,098
Deferred portion:
Federal	89,682	(10,852)	13,239
State and Local	5,715	3,381	71
Non U.S.	1,828	3,642	631
Total deferred	97,225	(3,829)	13,941
Total provision for income taxes	$119,352	$6,279	$54,039

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax provision at statutory federal income tax rate	$123,867	$41,003	$37,137
State income taxes, net of federal benefit	(1,263)	(3,224)	7,036
Impact of non U.S. taxing jurisdictions, net	13,966	30,476	13,153
Non-taxable gain on remeasurement of previously-held investment in Abacus	(27,279)	—	—
Research tax credit	(3,857)	(3,101)	(3,076)
Tax receivable agreement	—	22,982	—
Valuation allowance	3,010	(82,116)	—
Other, net	10,908	259	(211)
Total provision for income taxes	$119,352	$6,279	$54,039
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$33,823	$48,491
Employee benefits other than pension	29,726	22,969
Deferred revenue	57,197	58,779
Pension obligations	34,718	33,281
Tax loss carryforwards	295,329	420,765
Non U.S. operations	609	3,048
Incentive consideration	17,897	3,073
Tax credit carryforwards	36,897	32,879
Suspended loss	23,713	24,046
Other	8,314	11,177
Total deferred tax assets	538,223	658,508
Deferred tax liabilities:
Depreciation and amortization	(24,938)	(9,381)
Software developed for internal use	(232,924)	(210,736)
Intangible assets	(189,600)	(85,374)
Write off of Intercompany Debt	(35,544)	(36,043)
Unrealized gains and losses	(13,622)	(20,759)
Currency translation adjustment	82	(12,189)
Total deferred tax liabilities	(496,546)	(374,482)
Valuation allowance	(80,775)	(160,092)
Net deferred tax (liability) asset	$(39,098)	$123,934
In the fourth quarter of 2015, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a retrospective basis and therefore classify all deferred tax assets and liabilities as noncurrent, net on a jurisdiction-by-jurisdiction basis, in our consolidated balance sheets as of December 31, 2015 and 2014. The adoption of ASU 2015-17 resulted in the reclassification of $182 million from current deferred tax assets of which $129 million increased noncurrent deferred tax assets and $54 million reduced noncurrent deferred tax liabilities in our consolidated balance sheet as of December 31, 2014.
We pay U.S. income taxes on the earnings of non-U.S. subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the non-U.S. earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any non-U.S. income taxes paid on these earnings. As of December 31, 2015, no provision has been made for the United States federal and state income taxes on certain outside basis differences, which primarily relate to accumulated unrepatriated foreign earnings of approximately $235 million. It is not practicable to estimate the unrecognized deferred tax liability for these earnings, as this liability is dependent upon future tax planning strategies.

As of December 31, 2015, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $944 million, which will expire between 2020 and 2035. Approximately $251 million of the total net operating loss carryforwards is attributable to excess tax deductions related to employee stock awards, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years. Additionally, we have research tax credit carryforwards of approximately $26 million, which will expire between 2020 and 2035 and a $21 million Alternative Minimum Tax (“AMT”) credit carry forward that does not expire. As a result of an ownership change during 2015 (as defined in Section 382 of the Internal Revenue Code (the “Code”) which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We had $80 million of deferred tax assets for NOL carryforwards related to certain non U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income.  In assessing the need for a valuation allowance against our U.S. deferred tax assets, we also gave specific consideration to goodwill and intangible impairment charges recorded in the last three years (see Note 5, Goodwill and Intangible Assets) and the charges for the settlement of the litigation with AMR (see Note 16, Commitments and Contingencies). Considering these factors, we established and maintained a valuation allowance against our U.S. deferred tax assets which totaled $86 million as of December 31, 2013. At December 31, 2014, as a result of the sale of our Travelocity business and the forecast of income from continuing operations, we determined it was more likely than not that future earnings will be sufficient to utilize certain U.S. deferred tax assets. Accordingly, we reversed the U.S. valuation allowance resulting in a non-cash income tax benefit of $82 million. For non-U.S. deferred tax assets of our lastminute.com subsidiaries, we maintained a valuation allowance of $81 million and $160 million as of December 31, 2015 and 2014, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. During the years ended December 31, 2015, 2014 and 2013, we recognized expense (benefit) of $3 million, $(3) million and $1 million, respectively. As of December 31, 2015 and 2014, we had cumulative accrued interest and penalties of approximately $17 million and $2 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$58,616	$61,241	$54,016
Additions for tax positions taken in the current year	8,252	4,565	10,874
Additions for tax positions of prior years	(786)	2,259	5,572
Additions for tax positions from acquisitions	11,343	—	—
Reductions for tax positions of prior years	(4,599)	(43)	(196)
Reductions for tax positions of expired statute of limitations	(3,456)	(2,439)	(3,573)
Settlements	(624)	(6,967)	(5,452)
Balance at end of year	$68,746	$58,616	$61,241
We present unrecognized tax benefits as a reduction to a deferred tax assets for net operating losses, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $46 million and $40 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, 2014, and 2013, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $69 million, $56 million and $58 million, respectively. We believe that it is reasonably possible that $1 million in unrecognized tax benefits may be resolved in the next twelve months.

We are subject to U.S. federal income tax as well as income tax of multiple state, local, and non U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. In 2014, the Internal Revenue Service commenced the examination of our federal income tax returns for the 2011 and 2013 tax years. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations. The U.S. federal statute of limitations is closed for years prior to 2007. With few exceptions, we are no longer subject to state, local, or non U.S. tax examinations by tax authorities for years prior to 2007.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into a tax receivable agreement (“TRA”) that provides the right to receive future payments by us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million. The estimate of future payments considers the impact of Section 382 of the Code which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect future payments under the TRA to be made over the next five years with no material payments occurring before 2017. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. The TRA liability of $387 million as of December 31, 2015 is included in other noncurrent liabilities in our consolidated balance sheet.
We recognized an initial liability in respect of the TRA of $321 million after considering the valuation allowance of $66 million recorded against the Pre-IPO Tax Assets for the payments to be made under the TRA. The TRA liability was recorded as a reduction to additional paid-in capital and an increase to other noncurrent liabilities. No payments have been made under the TRA during the years ended December 31, 2015 and 2014. Any payments made under the TRA will be classified as a financing activity in our statement of cash flows. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense. In connection with the change in our valuation allowance and corresponding increase in our TRA liability to $387 million, we recognized a $66 million charge in other, net in the fourth quarter of 2014. There were no changes to the TRA liability during the year ended December 31, 2015.

8. Debt
As of December 31, 2015 and 2014, our outstanding debt included in our consolidated balance sheets totaled $3,360 million and $3,062 million, respectively, net of debt issuance costs of $30 million and $21 million, respectively, and unamortized discounts of $6 million and $13 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2015 and 2014 (in thousands):

			December 31,
	Rate	Maturity	2015	2014
Senior secured credit facilities:
Term Loan B	L + 3.00%	February 2019	$1,721,750	$1,739,500
Incremental term loan facility	L + 3.00%	February 2019	342,125	345,625
Term Loan C	L + 2.50%	December 2017	49,313	49,313
Revolver, $370 million	L + 3.25%	February 2019	—	—
Revolver, $35 million	L + 3.25%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	165,000	400,000
Senior secured notes due 2019	8.50%	May 2019	—	480,000
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	—
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	—
Mortgage facility	5.80%	March 2017	80,984	82,168
Capital lease obligations			6,502	—
Face value of total debt outstanding			3,395,674	3,096,606
Less current portion of debt outstanding			(190,687)	(22,435)
Face value of long-term debt outstanding			$3,204,987	$3,074,171
In the fourth quarter of 2015, we adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and therefore present debt issuance costs as a reduction to long-term debt in our consolidated balance sheets as of December 31, 2015 and 2014. Debt issuance costs are amortized to interest expense over the term of the associated debt arrangement.
Senior Secured Credit Facilities
Our senior secured credit facilities, as amended (“Amended and Restated Credit Agreement”), consist of term loans of $1,775 million (“Term Loan B”), $350 million (“Incremental Term Loan Facility”) and $425 million (the “Term Loan C”). The Amended and Restated Credit Agreement also provides for a revolving credit facility totaling $405 million, of which $370 million expires in February 2019 (“Extended Revolver”) and $35 million expires in February 2018 (“Unextended Revolver,” collectively, the “Revolver”). We had no outstanding balance under the Extended or Unextended Revolver as of December 31, 2015 and 2014. We had outstanding letters of credit totaling $25 million and $47 million as of December 31, 2015 and 2014, respectively, which reduce our overall credit capacity under the Revolver.
Sabre GLBL obligations under the Amended and Restated Credit Agreement are guaranteed by Sabre Holdings and each of Sabre GLBL’s wholly-owned material domestic subsidiaries, except unrestricted subsidiaries. We refer to these guarantors together with Sabre GLBL, as the Loan Parties. The Amended and Restated Credit Agreement is secured by (i) a first priority security interest on the equity interests in Sabre GLBL and each other Loan Party that is a direct subsidiary of Sabre GLBL or another Loan Party, (ii) 65% of the issued and outstanding voting (and 100% of the non-voting) equity interests of each wholly-owned material foreign subsidiary of Sabre GLBL that is a direct subsidiary of Sabre GLBL or another Loan Party, and (iii) a blanket lien on substantially all of the tangible and intangible assets of the Loan Parties.
Under the Amended and Restated Credit Agreement, the Loan Parties are subject to certain customary non-financial covenants, as well as a maximum Senior Secured Leverage Ratio, which applies if our Revolver utilization exceeds certain thresholds and is calculated as Senior Secured Debt (net of cash) to EBITDA, as defined by the agreement. This ratio was 5.0 to 1.0 for 2014 and is 4.5 to 1.0 for 2015. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. As of December 31, 2015, we are in compliance with all covenants under the Amended and Restated Credit Agreement.

Principal Payments
Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and require principal payments in equal quarterly installments of 0.25%. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. For the year ended December 31, 2015, we made $21 million of principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2015, we are not required to make an excess cash flow payment in 2016. In the event of certain asset sales or borrowings, the Amended and Restated Credit Agreement requires that we pay down the term loans with the resulting proceeds. Subject to the repricing premium discussed above, we may repay the indebtedness at any time prior to the maturity dates without penalty.
Interest
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the three-month LIBOR as the floating interest rate on all of our outstanding term loans. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 9, Derivatives).

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
________________________

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
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2015, 2014 and 2013, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2015	2014	2013
Including the impact of interest rate swaps	4.48%	5.43%	6.86%
Excluding the impact of interest rate swaps	4.48%	4.89%	6.21%
Extinguishments and Amendments
In April 2014, we completed an initial public offering of our common stock and utilized the net proceeds to repay (i) $296 million aggregate principal amount of our Term Loan C and (ii) $320 million aggregate principal amount of our senior secured notes due 2019 (“2019 Notes”) at a redemption price of 108.5% of the principal amount. As a result of the prepayments on Term Loan C and the 2019 Notes, we recorded an extinguishment loss of $31 million which includes a $27 million redemption premium on the 2019 Notes.

In February 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) which, among other amendments, reduced the applicable interest margins for Term Loan B and certain portions of the Revolver. The Repricing Amendments also extended the maturity date of the Extended Revolver and increased the availability under the Revolver from $352 million to $405 million. As a result of the Repricing Amendments, we recorded a $3 million loss on the extinguishment of debt.
In 2013, we amended and restated our senior secured credit facilities to replace our then existing initial term loans with new classes of term loans. We also entered into an agreement for an incremental term loan facility to Term Loan B which provided total net proceeds of $350 million due February 2019. As a result of the amendment and restatement of our senior secured credit facilities, we recorded a loss on extinguishment of debt of $12 million.
Senior Secured Notes due 2023
In April 2015, we issued $530 million senior secured notes due in April 2023 with a stated interest rate of 5.375% and received proceeds of $522 million, net of underwriting fees and commissions. We used the proceeds to redeem all of the $480 million principal of the 2019 Notes, pay the 6.375% redemption premium of $31 million and a make whole premium of $2 million, resulting in an extinguishment loss of $33 million. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.
In November 2015, we issued $500 million senior secured notes due in 2023 with a stated interest rate of 5.25%. The net proceeds of $494 million, net of underwriting fees and commissions, were used to repay $235 million of the $400 million 2016 Notes (as defined below), pay a $5 million make-whole premium on the 2016 Notes and pay $5 million of accrued but unpaid interest. In addition, we used the net proceeds to repurchase 3,400,000 shares of our common stock totaling $99 million. The excess net proceeds, together with cash on hand, were applied to fund the acquisition of the Trust Group, which was completed in January 2016. As a result of the prepayment on the 2016 Notes, we recorded an extinguishment loss of $6 million, which includes $1 million of unamortized discount and the make-whole premium.
The senior secured notes due 2023 were issued by Sabre GLBL and are guaranteed by Sabre Holdings and each of Sabre GLBL’s existing and subsequently acquired or organized subsidiaries that are borrowers under or guarantors of our senior secured credit facilities. The senior secured notes due 2023 are secured by a first priority security interest in substantially all present and after acquired property and assets of Sabre GLBL and the guarantors of the notes, which also constitutes collateral securing indebtedness under our senior secured facilities on a first priority basis.
Senior Unsecured Notes due 2016
As of December 31, 2015, we have, at face value, $165 million in senior unsecured notes currently bearing interest at a rate of 8.35% and maturing on March 15, 2016 (“2016 Notes”). In December 2015, we repaid $235 million in aggregate principal on the 2016 Notes with proceeds from the issuance of the 5.25% senior secured notes due in 2023. The 2016 Notes include certain non-financial covenants, including restrictions on incurring certain types of debt, entering into certain sale and leaseback transactions. We issued the 2016 Notes in March 2006 and used all of the net proceeds plus available cash and cash equivalents and marketable securities to prepay $400 million of a bridge facility used to finance the acquisition of lastminute.com. As of December 31, 2015, we are in compliance with all covenants under the indenture for the 2016 Notes.
Mortgage Facility
We have $81 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of December 31, 2015, we are in compliance with all covenants under the mortgage facility.

Aggregate Maturities
As of December 31, 2015, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2016	$190,687
2017	152,095
2018	21,745
2019	2,000,191
2020	956
Thereafter	1,030,000
Total	$3,395,674
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in the consolidated statements of operations during the current period. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in the consolidated statement of operations.
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2016. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we estimate that $2 million in losses will be reclassified from other comprehensive income (loss) to earnings as the outstanding contracts settle.

As of December 31, 2015 and 2014, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

December 31, 2015 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	2,080	1,570	0.7548
US Dollar	Euro	2,870	3,169	1.1042
Australian Dollar	US Dollar	1,260	939	0.7452
Euro	US Dollar	2,870	3,122	1.0878
British Pound Sterling	US Dollar	18,075	27,415	1.5167
Indian Rupee	US Dollar	1,880,500	27,736	0.0147
Polish Zloty	US Dollar	226,500	59,120	0.2610

December 31, 2014 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	6,750	5,838	0.8649
Euro	US Dollar	30,200	38,777	1.2840
British Pound Sterling	US Dollar	22,950	37,343	1.6271
Indian Rupee	US Dollar	1,205,000	18,748	0.0156
Polish Zloty	US Dollar	171,000	52,821	0.3089
Interest Rate Swap Contracts—Interest rate swaps outstanding and matured during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR	1.48%	December 31, 2015	December 30, 2016
	$750 million	1 month LIBOR	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR	2.61%	December 29, 2017	December 31, 2018
Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the year ended December 31, 2015. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The fair value of these interest rate swaps is a $14 million liability at December 31, 2015, of which $4 million is included in other current liabilities and $10 million is included in other noncurrent liabilities in our consolidated balance sheet.
In January 2013, our then outstanding swaps, which matured on September 30, 2014, were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013 (see Note 8, Debt). Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the years ended December 31, 2014 and 2013 were not material to our results of operations. For the years ended December 31, 2014 and 2013, we reclassified losses of $11 million ($7 million, net of tax) and $15 million ($9 million, net of tax), respectively, from OCI to interest expense related to the derivatives that no longer qualified for hedge accounting.

The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2015 and 2014 are as follows (in thousands):

	Derivative Liabilities
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2015	2014
Foreign exchange contracts	Other accrued liabilities	$1,759	$8,475
Interest rate swaps	Other accrued liabilities	3,912	—
Interest rate swaps	Other noncurrent liabilities	9,822	1,401
		$15,493	$9,876
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Foreign exchange contracts	$(5,505)	$(7,836)	$2,999
Interest rate swaps	(7,939)	(961)	—
Total (loss) gain	$(13,444)	$(8,797)	$2,999

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2015	2014	2013
Foreign exchange contracts	Cost of revenue	$10,646	$2,902	$915
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Available-for-sale Securities—We acquired equity securities of a publicly-traded non-U.S. entity as part of our acquisition of AIPL. The fair value of our available-for-sale securities is obtained from market quotes as of the last day of the period. Our available-for-sale securities are included in other assets in our consolidated balance sheets.
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
Pension Plan Assets—See Note 14, Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.
The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$36,711	$36,711	$—	$—
Derivatives:
Foreign currency forward contracts	(1,759)	—	(1,759)	—
Interest rate swap contracts	(13,734)	—	(13,734)	—
Total	$21,218	$36,711	$(15,493)	$—

		Fair Value at Reporting Date Using
	December 31, 2014	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(8,475)	$—	$(8,475)	$—
Interest rate swap contracts	(1,401)	—	(1,401)	—
Total	$(9,876)	$—	$(9,876)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2015 and 2014.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1, Summary of Business and Significant Accounting Policies, our impairment review of goodwill is performed annually, as of October 1 of each year. In addition, goodwill, property and equipment and intangible assets are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable.
The fair values used in our goodwill impairment analysis are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon Level 3 inputs, including risk adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions including market participants, the principal markets and highest and best use of the reporting units. In 2013, goodwill associated our discontinued Travelocity segment was impaired to a fair value of zero. See Note 5, Goodwill and Intangible Assets, for impairment charges recognized in the years ended December 31, 2013 and a discussion of circumstance which led to the impairments.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior unsecured notes due 2016, senior secured notes due 2019, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the identical liability when traded as an asset in an active market, a Level 1 input. The outstanding principal balance of our mortgage facility approximated its fair value as of December 31, 2015 and 2014. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of all our notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2015 and 2014 (in thousands):

	Fair Value at December 31,		Carrying Value at December 31,
Financial Instrument	2015	2014	2015	2014
Term Loan B	$1,705,609	$1,718,843	$1,716,048	$1,732,101
Incremental term loan facility	339,559	341,737	342,125	345,625
Term Loan C	49,251	48,758	49,157	49,080
Senior unsecured notes due 2016	165,804	426,250	164,628	393,973
Senior secured notes due 2019	—	516,300	—	480,741
5.375% senior secured notes due 2023	528,013	—	530,000	—
5.25% senior secured notes due 2023	494,375	—	500,000	—
11. Redeemable Preferred Stock and Stockholders’ Equity
Initial and Secondary Public Offerings
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
During the year ended December 31, 2015, certain of our stockholders sold an aggregate of 103,970,000 shares of our common stock through secondary public offerings. In connection with one of these offerings, we repurchased 3,400,000 shares totaling $99 million from the underwriter of the offering. We did not receive any proceeds from the secondary public offerings.
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
Common Stock Dividends
During the year ended December 31, 2015, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $99 million. In the six months ended December 31, 2014, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $48 million. No dividends were declared or paid in the six months ended June 30, 2014 or in the year ended December 31, 2013.

12. Equity-Based Awards
As of December 31, 2015, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”) and the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”). Our 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards.  Outstanding awards under the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 13,500,000 shares of our common stock for issuance under our 2014 Omnibus Plan.  In addition, we added 2,956,465 shares that were reserved but not issued under the Sovereign MEIP and Sovereign 2012 MEIP plans to the 2014 Omnibus Plan reserves, for a total of 16,456,465 authorized shares of common stock for issuance. Time-based options granted under the 2014 Omnibus plan generally vest over a four year period with 25% vesting at the end of year one and the remaining vest quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. PSUs generally vest over a four year period with 25% vesting annually dependent upon the achievement of certain company-based performance measures. Each reporting period, we assess the probability assumption and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable up to 10 years. Stock-based compensation expense totaled $30 million, $20 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash incentive compensation under the 2014 Omnibus Plan is provided through the Long-Term Stretch Program (“LTSP”) for certain senior executives and key employees. The LTSP provides for cash incentive compensation if certain company-based performance measures are achieved over the three-year period ending December 31, 2017. If these performance measures are achieved, the cash incentive to be received by the participants is determined in part by the average closing price of our common stock in January 2018. As of December 31, 2015, we do not consider the achievement of the performance measures to be probable and therefore have not accrued any amounts associated with the LTSP.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Exercise price	$22.64	$16.82	$11.91
Average risk-free interest rate	1.75%	1.96%	1.53%
Expected life (in years)	6.11	6.11	6.11
Implied volatility	27.29%	33.28%	30.75%
Dividend yield	1.60%	2.14%	—
The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2015.

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014(2)	18,906,474	$7.53	5.1	$240,947
Granted	1,107,952	22.64
Exercised	(9,893,143)	5.45
Cancelled	(155,751)	12.26
Outstanding at December 31, 2015(2)	9,965,532	$11.19	6.4	$167,279
Vested and exercisable at December 31, 2015	6,242,589	$8.04	5.2	$124,425
______________________

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $27.97 on December 31, 2015.

(2)
Includes performance-based stock options granted in 2008 under the Sovereign MEIP. The vesting of these performance-based stock options was contingent upon a liquidity event which occurred in the first quarter of 2015. As a result of the liquidity event, we recognized expense of $3 million during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised totaled $199 million, $53 million and $9 million, respectively.  The weighted-average fair values of options grants were $5.50, $4.65, and $3.89 during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we have $15 million in unrecognized compensation expense associated with stock options that will be recognized over a weighted-average period of 2.02 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2015.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	1,730,862	$16.58
Granted	730,982	24.57
Vested	(443,666)	16.51
Cancelled	(120,227)	18.02
Unvested at December 31, 2015	1,897,951	$19.58
The total fair value of RSUs vested, as of their respective vesting dates, was $10 million, $3 million, and $1 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we have approximately $19 million in unrecognized compensation expense associated with RSUs that will be recognized over a weighted average period of 2.9 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2015.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	1,696,907	$13.65
Granted	985,645	22.15
Vested	(508,417)	13.34
Cancelled	(54,219)	15.94
Unvested at December 31, 2015	2,119,916	$17.63
The total fair value of PSUs vested, as of their respective vesting dates, was $11 million and $6 million during the years ended December 31, 2015 and 2014, respectively. There were no PSUs that vested during the year ended December 31, 2013. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. As of December 31, 2015, we had unrecognized compensation expense associated with PSUs of $12 million, $8 million and $5 million for the annual measurement periods ending December 31, 2016, 2017 and 2018, respectively.
Cancelled Travelocity Plans—During the years 2010 through 2012, we adopted various equity-based compensation plans associated with the equity of Travelocity.com LLC, a subsidiary related to our discontinued Travelocity segment. Under these plans, time-based stock options and stock appreciation rights (“SARs”) were granted to certain key employees of the discontinued Travelocity segment. There were 1,484,530 and 18,119,884 of time-based stock options and SARs, respectively, outstanding under these plans as of December 31, 2013, all of which were cancelled in the second quarter of 2014. We recognized $7 million of expense at the cancellation date, representing the remaining unrecognized compensation expense of the awards, which is included in net income (loss) from discontinued operations. During the year ended December 31, 2013, we recognized $4 million of expense associated with these plans which is included in results of discontinued operations.

13. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$234,555	$110,873	$52,066
Net income attributable to noncontrolling interests	3,481	2,732	2,863
Preferred stock dividends	—	11,381	36,704
Net income from continuing operations available to common stockholders, basic and diluted	$231,074	$96,760	$12,499
Denominator:
Basic weighted-average common shares outstanding	273,139	238,633	178,125
Dilutive effect of stock options and restricted stock awards	6,928	8,114	6,853
Diluted weighted-average common shares outstanding	280,067	246,747	184,978
Basic earnings per share	$0.85	$0.41	$0.07
Diluted earnings per share	$0.83	$0.39	$0.07
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the years ended December 31, 2015 and 2014. There were no common stock equivalents excluded in the calculation of diluted weighted-average shares for the year ended December 31, 2013.
14. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of $20 million, $18 million and $18 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, and as a result, no additional pension benefits have been accrued since that date. In April 2008, we amended the LPP to add a lump sum optional form of payment which participants may elect when their plan benefits commence. The effect of the amendment was to decrease the projected benefit obligation by $34 million, which is being amortized over 23.5 years, representing the weighted average of the lump sum benefit period and the life expectancy of all plan participants. We also sponsor postretirement benefit plans for certain employees in Canada and Hong Kong.
We provide retiree life insurance benefits to certain employees who retired prior to January 1, 2001, and we subsidize a portion of the cost of retiree medical benefits for certain retirees and eligible employees hired prior to October 1, 2000. In February 2009, we amended our retiree medical plan to reduce the subsidies received by participants by 20% per year over the next 5 years, with no further subsidies beginning January 1, 2014. This amendment resulted in $57 million of negative prior service cost recorded in other comprehensive income that was amortized to operating expense over the remaining term which concluded in December 2013. During the year ended December 31, 2013, we recognized $12 million of amortization of prior service credit and $4 million of amortization of actuarial gain associated with this plan.

The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2015 and 2014, and the unfunded status as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$(448,577)	$(396,461)
Service cost	—	—
Interest cost	(19,097)	(19,582)
Actuarial gains (losses), net	22,669	(56,369)
Benefits paid	24,489	23,835
Benefit obligation at December 31	$(420,516)	$(448,577)
Change in plan assets:
Fair value of assets at January 1	$359,099	$342,482
Actual return on plan assets	(8,024)	36,252
Employer contributions	—	4,200
Benefits paid	(24,489)	(23,835)
Fair value of assets at December 31	$326,586	$359,099
Unfunded status at December 31	$(93,930)	$(89,478)
The net benefit obligation of $94 million and $89 million as of December 31, 2015 and 2014, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss), net of deferred taxes, associated with the LPP as of December 31, 2015, and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Net actuarial loss	$(105,017)	$(105,224)
Prior service credit	14,262	15,178
Accumulated other comprehensive loss	$(90,755)	$(90,046)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest cost	$19,097	$19,582	$17,930
Expected return on plan assets	(21,117)	(23,945)	(23,635)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	7,045	4,920	7,383
Net cost (credit)	$3,593	$(875)	$246
Weighted-average discount rate used to measure benefit obligations	4.86%	4.36%	5.10%
Weighted average assumptions used to determine net benefit cost:
Discount rate	4.36%	5.10%	4.19%
Expected return on plan assets	6.50%	7.50%	7.75%
As a result of the freeze of pension benefit accruals under the LPP as of December 31, 2005, no assumption for future rate of compensation increase is necessary.

The following table provides the pre-tax amounts recognized in OCI, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income	2015	2014	2013
Net actuarial loss (gain)	$6,472	$44,062	$(43,787)
Amortization of actuarial loss	(7,045)	(4,920)	(7,383)
Amortization of prior service credit	1,432	1,432	1,432
Total loss (gain) recognized in other comprehensive income	$859	$40,574	$(49,738)
Total recognized in net periodic benefit cost and other comprehensive income	$4,452	$39,699	$(49,492)
For the LPP, we estimate that $4 million of actuarial loss, net of amortization of prior service credit, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016.
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 58% long duration fixed income, and 4% real estate. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 10, Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2015, and 2014:

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$180,717	$—	$180,717
Global equity securities	—	123,413	—	123,413
Money market mutual fund	5,148	—	—	5,148
Real estate	—	—	17,308	17,308
Total assets at fair value	$5,148	$304,130	$17,308	$326,586

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$199,683	$—	$199,683
Global equity securities	—	139,493	—	139,493
Money market mutual fund	4,709	—	—	4,709
Real estate	—	—	15,214	15,214
Total assets at fair value	$4,709	$339,176	$15,214	$359,099

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2013	$21,714
Contributions	300
Net distributions	(8,712)
Advisory fee	(245)
Net investment income	989
Unrealized gain	1,159
Net realized gain	9
Ending balance at December 31, 2014	15,214
Contributions	608
Net distributions	(687)
Advisory fee	(95)
Net investment income	393
Unrealized gain	1,863
Net realized gain	12
Ending balance at December 31, 2015	$17,308
We contributed $4 million and $3 million to fund the LPP during the years ended December 31, 2014 and 2013, respectively. No contributions were made during the year ended December 31, 2015. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Our funding practice with respect to the LPP is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we do not expect to make any contributions to our defined benefit pension plans in 2016.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2016.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2016	$29,000
2017	29,000
2018	29,000
2019	28,000
2020	29,000
2021-2025	150,000
15. Related Party Transactions
On March 30, 2007, we entered into a Management Services Agreement (the “MSA”) with affiliates of TPG and Silver Lake to provide us with management services. The MSA was terminated in conjunction with our initial public offering completed in April 2014. Pursuant to the MSA, we were required to pay monitoring fees of between $5 million and $7 million each year which were dependent on our consolidated earnings before interest, taxes, depreciation and amortization for these services. In conjunction with our initial public offering, we paid TPG and Silver Lake, in the aggregate, a $21 million fee pursuant to the MSA. We recognized expenses of $2 million and $7 million related to the annual monitoring fee for the years ended December 31, 2014 and 2013, respectively. We also reimbursed TPG and Silver Lake for out of pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the MSA. These expenses were not material for the years ended December 31, 2014 and 2013.
For related party transactions with AIPL, a former equity method investment, refer to Note 4, Equity Method Investments.

16. Commitments and Contingencies
Lease Commitments
Our lease commitments include operating leases for certain facilities and capital leases for certain office equipment and other assets. Our capital leases are not significant. Certain of our operating lease agreements contain renewal options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense on a straight-line basis over the term of the lease. We lease approximately one million square feet of office space in 108 locations in 54 countries. For the years ended December 31, 2015, 2014 and 2013, we recognized rent expense of $28 million, $31 million and $33 million, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amount
2016	$21,120
2017	19,204
2018	16,209
2019	12,821
2020	10,331
Thereafter	40,582
Total	$120,267
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
Antitrust Litigation and DOJ Investigation
American Airlines Antitrust Litigation (state and federal court claims)
In October 2012, we settled two outstanding state and federal lawsuits with American Airlines (“American”) relating to American’s participation in the Sabre GDS. The litigation, primarily involving breach of contract and antitrust claims, arose in January 2011 after American undertook certain marketing activities relating to its “Direct Connect” program (a method of providing its information and booking services directly to travel agents without using a GDS), and we de-preferenced American’s flight information on the GDS and modified certain fees for booking American flights in a manner we believe was permitted under the terms of our distribution and services agreement with American.
American alleged that we had taken anticompetitive actions. We denied American’s allegations and aggressively defended against these claims and pursued our own legal rights as warranted.
On October 30, 2012, we agreed to settlement terms in the state and federal lawsuits with American and, as a result of the terms of the settlement, renewed our distribution agreement with American for several years. We also entered into renewal agreements with American for Travelocity. Terms of the settlement and distribution agreements were approved by the court presiding over the restructuring procedures for American Airlines Group, Inc. (“AAG”), American’s parent company, pursuant to an order made final on December 20, 2012. The settlement agreement contains mutual releases of all claims by each party and neither party admitted any wrong doing on their part. In January 2014, we reached a long-term agreement with American to be the provider of the reservation system for the post-merged American and US Airways.
In the fourth quarter of 2012, we recognized a settlement charge of $222 million, net of tax, in our results of operations. The settlement charge reflected a multiple-element arrangement consisting of cash payments directly to American, payment credits to pay for technology services that we provide and an estimate of the fair value of other agreements entered into concurrently with the settlement agreement. The cash payments totaled $200 million, which were paid in two $100 million installments in the fourth quarters of 2012 and 2013. As of December 31, 2015, the remaining settlement liability and related deferred revenue totaled $35 million, of which $30 million is classified as current. The current portion of the settlement liability is reflected in litigation settlement liability and related deferred revenue and the noncurrent portion is included in other noncurrent liabilities in the consolidated balance sheets.
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act that relate to our contracts with US Airways, which US Airways says contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Document, fact and expert witness discovery is complete. Summary judgment motions were filed in April 2014 and in January 2015, the court issued a ruling eliminating a majority of the alleged damages as well as rejecting a request for injunctive relief. The injunctive relief sought by US Airways requested that the court require us to modify language in our customer contracts. The claims that have been dismissed to date are subject to appeal.
Based on the summary judgment ruling, the potential remaining range of single damages has been significantly reduced. In respect of all of the remaining claims, US Airways claims damages (before trebling) of either $45 million or $73 million. We believe these claims are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts. With respect to the remaining claims in this case, we believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims.
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
US Airways made a motion to amend its complaint to reinstate its claim for damages (before trebling) of either $45 million or $73 million. In December 2015, the court issued a ruling permitting US Airways to file a Third Amended Complaint reinstating its claim for damages (before trebling) of either $45 million or $73 million. However, the court’s December 2015 ruling also required US Airways to reimburse us for our costs and fees associated with certain legal proceedings during 2015 before it may file a Third Amended Complaint. In February 2016, the court ruled that US Airways may file a third amended complaint by March 10, 2016 provided it reimburses us $6 million for these costs and fees. To date, US Airways has not paid us this amount or filed its Third Amended Complaint.
Currently there is no trial date set for the remaining claims.
We believe that the claims associated with this case are not probable and therefore have not accrued any losses as of December 31, 2015. We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. We have not made any provisions or recorded any liability for the potential resolution of this matter. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the Federal District Court of New York, Southern Division. In January 2016, we filed a motion to dismiss all of the plaintiffs’ claims, which is pending before the court. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to, for example, negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. Although the amount of damages allegedly incurred by the plaintiffs has not been asserted to date, the plaintiffs are also seeking declaratory and injunctive relief. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against these claims.
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. Discovery has been closed, and we expect that summary judgment briefing will be completed in the first half of 2016.
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. We appealed the tax assessments and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”), formerly AIPL, is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2011, which are pending before the ITAT.

If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $41 million as of December 31, 2015. We and SAPPL intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL is also subject to litigation by the India Director General (Service Tax) ("DGST"), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. No provision has been recorded for this matter as we believe we will ultimately prevail.
Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes
On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Asset Purchase Agreement with Expedia (the “Travelocity Purchase Agreement”), we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to our previous long-term strategic marketing agreement with Expedia (the “Expedia SMA”). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for Travelocity’s indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.
In recent years, various state and local governments in the United States have filed approximately 70 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earned from facilitating hotel reservations, where the customer paid us an amount at the time of booking that included (i) service fees, which we collected and retained, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we passed along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Courts have dismissed approximately 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The Fourth, Sixth and Eleventh Circuits of the United States Courts of Appeals each have ruled in our favor on the merits, as have state appellate courts in Missouri, Alabama, Texas, California, Kentucky, Florida, Colorado and Pennsylvania, and a number of state and federal trial courts. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for amounts not material to our results of operations, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.
We have received recent favorable decisions pertaining to cases in Florida, North Dakota, North Carolina, California, Montana, Arizona and Colorado. In Florida, Travelocity has been named as a defendant in several proceedings and lawsuits brought by cities and counties in Florida, including the Counties of Leon, Broward, Osceola, and Volusia; and the City of Miami. The suits brought by Leon County and Broward County have been decided on the merits, and both were decided in favor of Travelocity and other OTAs. On February 28, 2013 and February 12, 2014, respectively, those decisions were affirmed by the intermediate court of appeals. On June 11, 2015, the Supreme Court of Florida affirmed the Leon County judgment in favor of Travelocity and other OTAs, ruling they are not subject to state or local taxes that apply to the renting, leasing, or letting of hotel rooms. Separately, on December 9, 2015, the Supreme Court of Florida denied review of Broward County’s appeal, citing its earlier decision in the Leon County case. On July 9, 2015, a district court in North Dakota ruled that Travelocity and other OTAs are not engaged in the business of leasing or renting hotel accommodations and thus are not subject to the City of Fargo’s hotel tax. On August 19, 2014, the North Carolina Court of Appeals affirmed a judgment in favor of Travelocity and other OTAs after concluding they are not operators of hotels, motel or similar-type businesses and therefore are not subject to hotel occupancy tax. On May 28, 2014, an administrative hearing officer in Arizona ruled that Travelocity is not responsible for collecting or remitting local hotel taxes and set aside assessments made by twelve municipalities, including Phoenix, Scottsdale, Tempe, and Tucson. Those municipalities have appealed the decision to state court.  On March 27, 2014, a California court of appeals upheld a trial court ruling that OTAs, including Travelocity, are not subject to the City of San Diego’s transient occupancy tax because they are not hotel operators or managing agents. That case is now pending before the Supreme Court of California. The California court of appeals’ decision marked the third time that a California appellate court has ruled in favor of Travelocity on the question of whether OTAs are subject to transient occupancy taxes in California, the prior two cases being brought by the City of Anaheim and City of Santa Monica. Travelocity also has prevailed at the trial court level in cases brought by San Francisco and Los Angeles, both of which are being appealed by the cities. On March 6, 2014, a Montana trial court ruled by summary judgment that Travelocity and other

OTAs are not subject to the State of Montana’s lodging facility use tax or its sales tax on accommodations and vehicles. On August 12, 2015, the Supreme Court of Montana affirmed the trial court’s decision that Travelocity is not subject to the lodging facility use tax, but concluded that Travelocity’s service fees are subject to sales tax on accommodations and vehicles. On July 3, 2014, the Colorado Court of Appeals entered judgment that Travelocity and OTAs are not liable for lodging taxes as claimed by the City of Denver. The City of Denver has appealed the decision to the Supreme Court of Colorado.

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. On April 3, 2014, the Supreme Court of Wyoming affirmed a decision by the Wyoming State Board of Equalization that Travelocity and other OTAs are subject to sales tax on lodging. Similarly, on July 23, 2015, a court of appeals for the District of Columbia ruled in favor of the District of Columbia on its claim that Travelocity and other OTAs are subject to the District of Columbia hotel occupancy tax. As a result, we paid $6 million to the District in the third quarter of 2015, most of which was previously accrued. We did not record material charges associated with these cases during the years ended December 31, 2015, 2014 and 2013.
On April 4, 2013, the United States District Court for the Western District of Texas (“W.D.T.”) entered a final judgment against Travelocity and other OTAs in a class action lawsuit filed by the City of San Antonio. The final judgment was based on a jury verdict from October 30, 2009 that the OTAs “control” hotels for purposes of city hotel occupancy taxes. Following that jury verdict, on July 1, 2011, the W.D.T. concluded that fees charged by the OTAs are subject to hotel occupancy taxes and that the OTAs have a duty to collect and remit these taxes. We disagree with the jury’s finding and with the W.D.T.’s conclusions based on the jury finding, and intend to appeal the final judgment to the United States Court of Appeals for the Fifth Circuit. The verdict against us, including penalties and interest, is $4 million, which we do not believe we will ultimately pay and therefore have not accrued any loss related to this case.
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
The original proceeding in the Hawaii Supreme Court involved all merchant model hotel bookings for the period 2002 to 2011. While that appeal was pending, the State also issued additional assessments of general excise tax, interest, and penalties for merchant model hotel bookings for 2012; merchant model car reservations for the period 2004-2012; and combined merchant model hotel and car reservations for 2013. Further, notwithstanding the Tax Appeal Court’s ruling that Travelocity is not subject to transient accommodation tax, the State issued additional transient accommodation tax assessments for 2012 and 2013. Travelocity has appealed all of the additional assessments to the Tax Appeal Court, which initially stayed the assessments pending the Hawaii Supreme Court’s final decision on the original assessments. Those stays have now been lifted. On January 25, 2016, the State issued additional assessments for general excise tax alleged to be owed on agency model hotel and car rental bookings for the years 2000-2014, and for merchant model hotel and car rental bookings for 2014. Travelocity intends to appeal the assessments to the Tax Appeal Court. We do not believe we will ultimately pay these additional assessments of general excise tax, including interest and penalties.
In September 2015, we received a final ruling on the amounts owed by Travelocity in the original Hawaii tax case, and as a result, received a cash refund of $30 million from the State of Hawaii. In 2013, we paid the State of Hawaii $35 million to appeal. In addition, we reduced our accrued liability by $10 million as a result of the final ruling. The total gain of $40 million is included in income (loss) from discontinued operations in our consolidated statements of operations and the $30 million cash refund is included in cash flows from discontinued operations in our consolidated statements of cash flows. During the years ended December 31, 2014 and 2013, we recorded charges of $2 million and $17 million, respectively, associated with this litigation, which are included in income (loss) from discontinued operations. As of December 31, 2015, our reserve was not material for the estimated remaining payments to the State of Hawaii and we did not make any material payments in the year ended December 31, 2015.
As of December 31, 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
During the year ended December 31, 2015, we received insurance proceeds of $6 million from an insurance carrier for reimbursement of litigation costs on all cases associated with hotel occupancy taxes. The proceeds were recognized as a gain and is included in income (loss) from discontinued operations.
In addition to the actions by the tax authorities, two consumer class action lawsuits have been filed against us in which the plaintiffs allege that we made misrepresentations concerning the description of the fees received in relation to facilitating hotel reservations. Generally, the consumer claims relate to whether Travelocity provided adequate notice to consumers regarding the nature of our fees and the amount of taxes charged or collected. One of these lawsuits is pending in Texas state court, where the court is currently considering the plaintiffs’ motion to certify a class action; and the other is pending in federal court, but has been stayed pending the outcome of the Texas state court action. We believe the notice we provided was appropriate and therefore have not accrued any losses related to these cases.
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
17. Segment Information
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
In the third quarter of 2015, we acquired Abacus which is managed as the APAC region of our Travel Network segment. In the first quarter of 2015, we disposed of our Travelocity segment; therefore, the financial results of Travelocity are excluded from the segment information presented below and are included in net income (loss) from discontinued operations in our consolidated statements of operations.
Our CODM utilizes Adjusted Gross Margin and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, human resources, legal, corporate systems, and other shared technology costs, as well as all amortization of intangible assets and any related impairments that originate from purchase accounting, stock-based compensation, restructuring charges, legal reserves, and other items not identifiable with one of our segments.

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
Segment information for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenue
Travel Network	$2,102,792	$1,854,785	$1,821,498
Airline and Hospitality Solutions	872,086	786,478	711,745
Eliminations	(13,982)	(9,846)	(9,697)
Total revenue	$2,960,896	$2,631,417	$2,523,546
Adjusted Gross Margin (a)
Travel Network	$973,915	$863,276	$860,793
Airline and Hospitality Solutions	384,804	337,851	262,386
Corporate	(41,899)	(54,335)	(62,877)
Total	$1,316,820	$1,146,792	$1,060,302
Adjusted EBITDA (b)
Travel Network	$877,276	$778,677	$772,208
Airline and Hospitality Solutions	323,461	282,648	213,075
Total segments	1,200,737	1,061,325	985,283
Corporate	(259,150)	(221,297)	(206,529)
Total	$941,587	$840,028	$778,754
Depreciation and amortization
Travel Network	$65,765	$60,706	$52,524
Airline and Hospitality Solutions	143,013	106,415	77,351
Total segments	208,778	167,121	129,875
Corporate	142,702	122,509	157,163
Total	$351,480	$289,630	$287,038
Adjusted Capital Expenditures (c)
Travel Network	$73,469	$56,091	$69,357
Airline and Hospitality Solutions	226,260	161,425	171,270
Total segments	299,729	217,516	240,627
Corporate	50,350	47,522	27,710
Total	$350,079	$265,038	$268,337

(a)	The following table sets forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations:

	Year Ended December 31,
	2015	2014	2013
Adjusted Gross Margin	$1,316,820	$1,146,792	$1,060,302
Less adjustments:
Selling, general and administrative	557,077	467,594	437,453
Cost of revenue adjustments:
Depreciation and amortization (1)	244,535	198,409	192,423
Amortization of upfront incentive consideration (2)	43,521	45,358	36,649
Restructuring and other costs (5)	—	6,042	11,491
Stock-based compensation	11,918	8,044	1,356
Operating income	$459,769	$421,345	$380,930

(b)	The following tables set forth the reconciliation of Adjusted EBITDA to loss from continuing operations in our statement of operations:

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$941,587	$840,028	$778,754
Less adjustments:
Depreciation and amortization of property and equipment(1a)	213,520	157,592	123,414
Amortization of capitalized implementation costs(1b)	31,441	35,859	34,143
Acquisition-related amortization(1c)	108,121	99,383	132,685
Amortization of upfront incentive consideration(2)	43,521	45,358	36,649
Interest expense, net	173,298	218,877	274,689
Loss on extinguishment of debt	38,783	33,538	12,181
Other, net(3)	(91,377)	63,860	305
Restructuring and other costs(4)	9,256	10,470	27,921
Acquisition-related costs(5)	14,437	—	—
Litigation costs(6)	16,709	14,144	18,514
Stock-based compensation	29,971	20,094	3,387
Management fees(7)	—	23,701	8,761
Provision for income taxes	119,352	6,279	54,039
Income from continuing operations	$234,555	$110,873	$52,066
________________________

(1)	Depreciation and amortization expenses (see Note 1, Summary of Business and Significant Accounting Policies for associated asset lives):

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

c.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in AIPL's net assets prior to our acquisition of AIPL on July 1, 2015.

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

(3)
In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in AIPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and AIPL. In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.  In 2013, we recognized a restructuring charge of $8 million associated with our corporate technology organization. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus and the Trust Group.

(6)	Litigation costs represent charges associated with antitrust litigation.

(7)
We paid an annual management fee to TPG and Silver Lake in an amount between (i) $5 million and (ii) $7 million, plus reimbursement of certain costs incurred by TPG and Silver Lake, pursuant to the MSA. In addition, we paid a $21 million fee, in the aggregate, to TPG and Silver Lake in connection with our initial public offering in 2014. The MSA was terminated in conjunction with our initial public offering.

(c)	Includes capital expenditures and capitalized implementation costs as summarized below:

	Year Ended December 31,
	2015	2014	2013
Additions to property and equipment	$286,697	$227,227	$209,523
Capitalized implementation costs	63,382	37,811	58,814
Adjusted Capital Expenditures	$350,079	$265,038	$268,337
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and consulting fees. Transaction-based revenue accounted for approximately 92%, 90% and 89% of our Travel Network revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Transaction-based revenue accounted for approximately 70% of our Airline and Hospitality Solutions revenue for each of the years ended December 31, 2015, 2014 and 2013.
All joint venture equity income and expenses relate to Travel Network.
Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Revenue of our Travel Network business is attributed to countries based on the location of the travel supplier. For Airline and Hospitality Solutions, revenue is attributed to countries based on the location of the customer.

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$1,182,056	$1,146,800	$1,041,934
Europe	581,762	525,694	483,504
All other	1,197,078	958,923	998,108
Total	$2,960,896	$2,631,417	$2,523,546

	As of December 31,
	2015	2014
Long-lived assets
United States	$600,999	$519,762
Europe	7,972	23,480
All other	18,558	8,034
Total	$627,529	$551,276

18. Subsequent Events
Acquisition of the Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider with a significant presence in EMEA and APAC. We paid net cash consideration of $159 million, which excludes the effect of net working capital adjustments subject to finalization. The acquisition was funded using proceeds from our recently issued 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group will be integrated and managed as part of our Airline and Hospitality Solutions segment.
The purchase price allocation and pro forma financial information are not yet available due to limited access to Trust Group's books and records prior to the acquisition and the limited time from the completion of the acquisition through the date of this Annual Report on Form 10-K.
19. Quarterly Financial Information (Unaudited)
A summary of our quarterly financial results for the years ended December 31, 2015 and 2014 is presented below (in thousands):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$710,348	$707,091	$785,002	$758,455
Operating income	118,992	122,605	108,772	109,400
Income from continuing operations	49,330	32,589	123,124	29,512
Income from discontinued operations, net of tax	158,911	696	53,892	100,909
Net income	208,241	33,285	177,016	130,421
Net income attributable to Sabre Corporation	207,494	32,207	176,340	129,441
Net income attributable to common stockholders	207,494	32,207	176,340	129,441
Net income per share attributable to common stockholders:
Basic	0.77	0.12	0.64	0.47
Diluted	0.75	0.12	0.63	0.46

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$666,415	$646,380	$672,480	$646,142
Operating income	103,707	96,082	117,847	103,709
Income from continuing operations	21,959	6,455	41,229	41,230
(Loss) income from discontinued operations, net of tax	(24,056)	(16,650)	(3,946)	5,734
Net (loss) income	(2,097)	(10,195)	37,283	46,964
Net (loss) income attributable to Sabre Corporation	(2,843)	(10,897)	36,563	46,400
Net (loss) income attributable to common stockholders	(11,989)	(13,132)	36,563	46,400
Net (loss) income per share attributable to common stockholders:
Basic	(0.07)	(0.05)	0.14	0.17
Diluted	(0.07)	(0.05)	0.13	0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2015.
The internal controls over financial reporting of an acquired business are eligible for a one-year exclusion as permitted by SEC Staff interpretive guidance. Accordingly, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include controls of Abacus, which constituted 17% of total assets as of December 31, 2015 and 6% and 2% of revenue and net income, respectively, for the year then ended.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included in Item 8 of this Annual Report on Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) is incorporated herein by reference:

•
“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors, and “Stockholders’ Agreement” under “Corporate Governance.”

•	“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance—Other Corporate Governance Matters—Business Ethics Policy and Code of Conduct,” which describes our Code of Ethics.

•	“Corporate Governance—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” of the 2016 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	13,983,399	$11.19	9,557,263
________________________

(a)
Includes shares of common stock to be issued upon the exercise of outstanding options under our 2014 Omnibus Plan, the Sovereign 2012 MEIP and the Sovereign MEIP. Also includes 4,017,867 restricted share units under our 2014 Omnibus Plan and Sovereign 2012 MEIP (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).

(b)	Excludes restricted share units which do not have an exercise price.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan, which have subsequently been transferred to the Sabre Corporation 2014 Omnibus Incentive Compensation Plan. Therefore, as of December 31, 2015, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, restricted stock units (“RSUs”), performance-based awards and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sabre Corporation 2014 Omnibus Incentive Compensation Plan. Therefore, as of December 31, 2015, no shares remained available for future grants under the Sovereign 2012 MEIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2016 Proxy Statement is incorporated herein by reference.

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
2.1†
Put Call Acquisition Agreement, dated as of March 6, 2014 by and among Expedia, Inc., and Travelocity.com LP and Sabre GLBL Inc. (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 10, 2014).

2.2
Asset Purchase Agreement, dated as of January 23, 2015 by and among Expedia Inc., Sabre GLBL Inc., Travelocity.com LP and certain affiliates of Sabre GLBL Inc. and Travelocity.com LP (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2015).

2.3
Share Purchase Agreement, dated as of May 14, 2015 by and between Abacus International Holdings Ltd and Sabre Technology Enterprises II Ltd. (incorporated by reference to Exhibit 2.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015).

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
4.5
Indenture, dated as of April 14, 2015, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

4.6	Form of 5.375% Senior Secured Notes due 2023 (included in Exhibit 4.5).
4.7
Indenture, dated as of November 9, 2015, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9 2015).

4.8	Form of 5.250% Senior Secured Notes due 2023 (included in Exhibit 4.7).
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

10.5
First Lien Intercreditor Agreement, dated as of May 9, 2012, among Sabre Inc., Sabre Holdings Corporation, the other grantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and authorized representative for the Credit Agreement secured parties, Wells Fargo Bank, National Association, as the Initial First Lien Collateral Agent and initial additional authorized representative, each Additional First Lien Collateral Agent and each additional Authorized Representative (incorporated by reference to Exhibit 10.5 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

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

10.9+
Form of Non Qualified Stock Option Grant Agreement under Sovereign Holdings, Inc. Management Equity Incentive Plan adopted June 11, 2007, as amended April 22, 2010 (incorporated by reference to Exhibit 10.9 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

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

10.12+
Sovereign Holdings, Inc. Stock Incentive Plan Stock Settled SARs with Respect to Travelocity Equity, adopted April 5, 2012 (incorporated by reference to Exhibit 10.12 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.13+
Form of Stock Appreciation Rights Grant Agreement under the Sovereign Holdings, Inc. Stock Incentive Plan Stock Settled SARs with Respect to Travelocity Equity (incorporated by reference to Exhibit 10.13 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.14+
Amended and Restated Sovereign Holdings, Inc. Stock Incentive Plan for Travelocity’s CEO Stock Settled SARs with Respect to Travelocity Equity, adopted March 15, 2011, as amended and restated May 3, 2012 (incorporated by reference to Exhibit 10.14 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.15+
Amended and Restated Stock Appreciation Rights Grant Agreement, dated May 15, 2012 between Sovereign Holdings, Inc. and Carl Sparks under the Amended and Restated Sovereign Holdings, Inc. Stock Incentive Plan for Travelocity’s CEO Stock Settled SARs with Respect to Travelocity Equity (incorporated by reference to Exhibit 10.15 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.16+
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan adopted September 14, 2012 (incorporated by reference to Exhibit 10.16 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

Exhibit Number	Description of Exhibits
10.17+
Form of Non Qualified Stock Option Grant Agreement under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.17 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

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

10.20+
Form of Restricted Stock Unit Grant Agreement for Non Employee Directors under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.20 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.21+
Form of Non Qualified Stock Option Grant Agreement for Non Employee Directors under the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

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

10.49+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.50+
Form of Non Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.51+
Form of Restricted Stock Unit Annual Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.52+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

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

10.54+
Letter Agreement by and between Sabre and Carl Sparks dated April 21, 2014 (incorporated by reference to Exhibit 10.54+ of Sabre’s Corporation Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.55+
Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014 (incorporated by reference to Exhibit 10.55+ of Sabre’s Corporation Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

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

10.58
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.59+
Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.60
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

10.61+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated August 29, 2015 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.62+
Amendment to Letter Agreement by and between Sabre Corporation and Greg Webb, dated September 8, 2015 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2015).

10.63
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.64+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.65*†	Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider.

Exhibit Number	Description of Exhibits
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 19, 2016	By:	/s/ Richard A. Simonson
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

/s/ Tom Klein	President and Chief Executive Officer and Director	February 19, 2016
Tom Klein	(Principal Executive Officer)

/s/ Richard A. Simonson	Executive Vice President and Chief Financial Officer	February 19, 2016
Richard A. Simonson	(Principal Financial Officer)

/s/ Jami B. Kindle	Vice President of Global Accounting	February 19, 2016
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	February 19, 2016
George Bravante, Jr.

/s/ Renée James	Director	February 19, 2016
Renée James

/s/ Lawrence W. Kellner	Director	February 19, 2016
Lawrence W. Kellner

/s/ Gary Kusin	Director	February 19, 2016
Gary Kusin

/s/ Greg Mondre	Director	February 19, 2016
Greg Mondre

/s/ Judy Odom	Director	February 19, 2016
Judy Odom

/s/ Joseph Osnoss	Director	February 19, 2016
Joseph Osnoss

/s/ Karl Peterson	Director	February 19, 2016
Karl Peterson

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2015, 2014 AND 2013
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2015	$27.5	$8.6	$(3.8)	$32.3
Year ended December 31, 2014	$25.9	$10.4	$(8.8)	$27.5
Year ended December 31, 2013	$31.4	$7.1	$(12.6)	$25.9
Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2015	$160.0	$(69.8)	$(9.5)	$80.7
Year ended December 31, 2014	$253.1	$(79.3)	$(13.8)	$160.0
Year ended December 31, 2013	$282.1	$(32.6)	$3.6	$253.1
Reserve for Value-Added Tax Receivables
Year ended December 31, 2015	$6.9	$(3.1)	$(2.0)	$1.8
Year ended December 31, 2014	$3.9	$4.0	$(1.0)	$6.9
Year ended December 31, 2013	$36.7	$(32.6)	$(0.2)	$3.9