Form 10-Q
period 2016-03-31
Sabre Corp
filed 2016-04-28
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 22, 2016, 277,103,658 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$859,543	$710,348
Cost of revenue (1) (2)	554,265	468,998
Selling, general and administrative (2)	133,856	122,358
Operating income	171,422	118,992
Other income (expense):
Interest expense, net	(41,202)	(46,453)
Joint venture equity income	763	8,519
Other, net	3,360	(4,445)
Total other expense, net	(37,079)	(42,379)
Income from continuing operations before income taxes	134,343	76,613
Provision for income taxes	41,424	27,283
Income from continuing operations	92,919	49,330
Income from discontinued operations, net of tax	13,350	158,911
Net income	106,269	208,241
Net income attributable to noncontrolling interests	1,102	747
Net income attributable to common stockholders	$105,167	$207,494

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.33	$0.18
Income from discontinued operations	0.05	0.59
Net income per common share	$0.38	$0.77
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.33	$0.18
Income from discontinued operations	0.05	0.57
Net income per common share	$0.37	$0.75
Weighted-average common shares outstanding:
Basic	275,568	269,184
Diluted	281,963	276,688

Dividends per common share	$0.13	$0.09

(1) Includes amortization of upfront incentive consideration	$12,337	$11,172
(2) Includes stock-based compensation as follows:
Cost of revenue	$4,074	$3,533
Selling, general and administrative	6,215	5,261
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$106,269	$208,241
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA"):
Foreign CTA (losses) gains, net of tax	(370)	3,009
Reclassification adjustment for realized gains on foreign CTA, net of tax	(198)	—
Net change in foreign CTA (losses) gains, net of tax	(568)	3,009
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129 and $129	(229)	(229)
Amortization of actuarial losses, net of taxes of $(515) and $(623)	910	1,102
Total retirement-related benefit plans	681	873
Derivatives and available-for-sale securities:
Unrealized losses, net of taxes of $1,259 and $4,038	(492)	(8,676)
Reclassification adjustment for realized losses, net of taxes of $(285) and $(1,024)	919	3,470
Net change in unrealized gains (losses) on derivatives and available-for-sale securities, net of tax	427	(5,206)
Share of other comprehensive income of joint venture	—	965
Other comprehensive income (loss)	540	(359)
Comprehensive income	106,809	207,882
Less: Comprehensive income attributable to noncontrolling interests	(1,102)	(747)
Comprehensive income attributable to Sabre Corporation	$105,707	$207,135

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$111,702	$321,132
Accounts receivable, net	456,941	375,789
Prepaid expenses and other current assets	92,719	81,167
Total current assets	661,362	778,088
Property and equipment, net of accumulated depreciation of $882,944 and $850,587	652,721	627,529
Investments in joint ventures	24,479	24,348
Goodwill	2,535,585	2,440,431
Acquired customer relationships, net of accumulated amortization of $583,907 and $561,876	460,358	416,887
Other intangible assets, net of accumulated amortization of $492,049 and $480,037	433,856	419,666
Deferred income taxes	115,431	44,464
Other assets, net	675,331	642,214
Total assets	$5,559,123	$5,393,627

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$156,398	$138,421
Accrued compensation and related benefits	68,144	99,382
Accrued subscriber incentives	220,020	185,270
Deferred revenues	196,119	165,124
Other accrued liabilities	210,949	221,976
Current portion of debt	204,824	190,315
Tax Receivable Agreement	111,161	—
Total current liabilities	1,167,615	1,000,488
Deferred income taxes	109,926	83,562
Other noncurrent liabilities	543,497	656,093
Long-term debt	3,085,492	3,169,344
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 281,380,008 and 279,082,473 shares issued, 276,873,366 and 274,955,830 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2,813	2,790
Additional paid-in capital	2,037,689	2,016,325
Treasury Stock, at cost, 4,506,642 and 4,126,643 shares at March 31, 2016 and December 31, 2015, respectively	(121,107)	(110,548)
Retained deficit	(1,172,747)	(1,328,730)
Accumulated other comprehensive loss	(96,595)	(97,135)
Noncontrolling interest	2,540	1,438
Total stockholders’ equity	652,593	484,140
Total liabilities and stockholders’ equity	$5,559,123	$5,393,627

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$106,269	$208,241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,283	90,061
Amortization of upfront incentive consideration	12,337	11,172
Litigation-related credits	(23,001)	(16,786)
Stock-based compensation expense	10,289	8,794
Allowance for doubtful accounts	3,972	3,355
Deferred income taxes	30,756	27,388
Joint venture equity income	(763)	(8,519)
Amortization of debt issuance costs	1,946	1,536
Other	(213)	4,952
Income from discontinued operations	(13,350)	(158,911)
Changes in operating assets and liabilities:
Accounts and other receivables	(74,362)	(70,827)
Prepaid expenses and other current assets	(9,039)	(3,388)
Capitalized implementation costs	(19,957)	(14,327)
Upfront incentive consideration	(23,028)	(6,523)
Other assets	(7,615)	(7,189)
Accrued compensation and related benefits	(31,810)	(27,317)
Accounts payable and other accrued liabilities	55,835	60,172
Deferred revenue including upfront solution fees	25,616	29,889
Cash provided by operating activities	140,165	131,773
Investing Activities
Additions to property and equipment	(75,472)	(61,912)
Acquisition, net of cash acquired	(158,668)	—
Other investing activities	—	148
Cash used in investing activities	(234,140)	(61,764)
Financing Activities
Proceeds of borrowings from lenders	161,000	—
Payments on borrowings from lenders	(232,296)	(5,614)
Net (payments) proceeds on the settlement of equity-based awards	(2,003)	9,781
Cash dividends paid to common stockholders	(35,956)	(24,391)
Other financing activities	(1,647)	(2,057)
Cash used in financing activities	(110,902)	(22,281)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,880)	(18,156)
Cash provided by investing activities	—	278,834
Cash (used in) provided by in discontinued operations	(3,880)	260,678
Effect of exchange rate changes on cash and cash equivalents	(673)	(5,528)
(Decrease) increase in cash and cash equivalents	(209,430)	302,878
Cash and cash equivalents at beginning of period	321,132	155,679
Cash and cash equivalents at end of period	$111,702	$458,557
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2016. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
We consolidate all majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements, or as the primary beneficiary of a variable interest entity.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which consist of significant estimates and assumptions, include, among other things, the estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, estimation of loss contingencies, and estimation of uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
Stockholders’ Equity—During the three months ended March 31, 2016, we issued 2,297,535 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $9 million in proceeds from the exercise of employee stock-option awards and paid $11 million of income tax withholdings associated with the settlement of employee restricted-stock awards.
We paid a quarterly cash dividend on our common stock of $0.13 per share, totaling $36 million, and $0.09 per share, totaling $24 million, during the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
Adoption of New Accounting Standard—In the first quarter of 2016, we adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was issued by the Financial Accounting Standards Board ("FASB") under their initiative to reduce complexity in financial reporting. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits (or deficiencies) through earnings, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to the maximum statutory rate.

In recent years, we have incurred significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative-effect adjustment as of January 1, 2016 to increase retained earnings by $89 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows. We recognized $10 million of excess tax benefits in the three months ended March 31, 2016, which is included as a reduction to provision for income taxes in our consolidated results of operations.
In accordance with the updated standard, we elected to recognize actual forfeitures of equity-based awards as they occur. As we previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative-effect adjustment as of January 1, 2016 to reduce retained earnings by $2 million, net of tax.
There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.
Reclassifications—We reclassified all of our $30 million litigation settlement liability as of December 31, 2015 to other accrued liabilities in our consolidated balance sheet to conform to our current period presentation. As of March 31, 2016, our litigation settlement liability included in other accrued liabilities totaled $8 million.
2. Acquisitions
Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in Europe, the Middle East, and Africa ("EMEA") and Asia Pacific ("APAC"). The net cash consideration for Trust Group was $159 million, which excludes the effect of net working capital adjustments. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Quarterly Report on Form 10-Q. Accordingly, the purchase price allocation is subject to change when finalized. We expect to finalize the purchase price allocation during 2016. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$3,889
Accounts receivable	10,247
Other current assets	639
Goodwill	94,737
Intangible assets:
Customer relationships	65,502
Purchased technology	21,834
Trademarks and brand names	4,367
Property and equipment, net	3,105
Current liabilities	(10,326)
Noncurrent deferred income taxes	(31,437)
Total acquisition price	$162,557
The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of the Trust Group in EMEA and APAC. The goodwill recognized is assigned to our Airline and Hospitality Solutions segment and is not deductible for tax purposes. The useful lives of the intangible assets acquired are 15 years for customer relationships, 5 years for purchased technology and 5 years for trademarks and brand names.
The acquisition of the Trust Group did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.

Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region, which is now named Sabre Asia Pacific Pte Ltd ("SAPPL"). Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with SAPPL, “Abacus”). SAPPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $442 million, which includes the effect of net working capital adjustments. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Quarterly Report on Form 10-Q. Accordingly, the purchase price allocation is subject to change when finalized, which may result in an adjustment to the $78 million gain we recognized during the year ended December 31, 2015 as a result of the remeasurement of our previously-held 35% equity interest in Abacus. We expect to finalize the purchase price allocation in the second quarter of 2016. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$65,641
Accounts receivable	49,099
Other current assets	12,522
Goodwill	292,109
Intangible assets:
Customer relationships	319,000
Reacquired rights(1)	113,500
Purchased technology	14,000
Supplier agreements	13,000
Trademarks and brand names	4,000
Property and equipment, net	4,021
Other assets	65,796
Current liabilities	(120,649)
Noncurrent liabilities	(44,245)
Noncurrent deferred income taxes	(77,781)
710,013
Fair value of Sabre Corporation's previously held equity investment in SAPPL	(200,000)
Fair value of SAPPL's previously held equity investment in national marketing companies	(1,880)
Total acquisition price	$508,133
__________________________________
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
As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. As of December 31, 2015, our restructuring accrual associated with this plan was $8 million, of which less than $1 million was paid in the three months ended March 31, 2016. We did not recognize material restructuring charges in the three months ended March 31, 2016. The plan is expected to be substantially complete by the fourth quarter of 2016, and we currently do not expect to incur significant additional charges in connection with the plan.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations information give effect to the acquisitions of Abacus as if it occurred on January 1, 2014. The unaudited pro forma results of operations information include adjustments to: (i) eliminate historical revenue and cost of revenue between us, SAPPL and the NMCs; (ii) remove historical amortization recognized by SAPPL associated with its upfront incentive consideration and software developed for internal use, which are replaced by acquired intangible assets; and (iii) add amortization expense associated with acquired intangible assets.
The following unaudited pro forma results of operations information is presented in thousands:

Three Months Ended March 31, 2015
Revenue	$788,895
Income from continuing operations	57,766
Net income attributable to common stockholders	215,930
The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what our financial performance would have been had the acquisition been completed on the date assumed nor is such unaudited pro forma combined financial information necessarily indicative of the results to be expected in any future period.
3. Discontinued Operations
In the first quarter of 2015, we completed the divestiture of our Travelocity business through the sale of Travelocity.com and lastminute.com. Our Travelocity segment has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income from discontinued operations in our consolidated statements of operations for all periods presented.
Travelocity.com—On January 23, 2015, we sold Travelocity.com to Expedia Inc. (“Expedia”), pursuant to the terms of an Asset Purchase Agreement (the “Travelocity Purchase Agreement”), dated January 23, 2015, by and among Sabre GLBL, Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. The net assets of Travelocity.com disposed of primarily included a trade name with a carrying value of $55 million. We recognized a gain on sale of $143 million, net of tax, in the first quarter of 2015.
lastminute.com—On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $70 million, partially offset by assets sold including intangible assets of $27 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payments for specific services being provided to the acquirer under a transition services agreement, which concluded on March 31, 2016. Additionally, at the time of sale, the acquirer entered into a long-term agreement with us to continue to utilize our GDS for bookings, which generates incentive consideration paid by us to the acquirer. We recognized a gain on sale of $24 million, net of tax, in the first quarter of 2015.

The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$21,142
Cost of revenue	—	12,288
Selling, general and administrative	4,926	19,241
Operating loss	(4,926)	(10,387)
Other income (expense):
Gain on sale of businesses	305	263,567
Other, net	(1,317)	(475)
Total other (expense) income, net	(1,012)	263,092
(Loss) income from discontinuing operations before income taxes	(5,938)	252,705
(Benefit) provision for income taxes(1)	(19,288)	93,794
Net income from discontinued operations	$13,350	$158,911
__________________________

(1)	In the first quarter 2016, we recognized a $17 million tax benefit associated with the resolution of uncertain tax positions; see Note 4, Income Taxes.

4. Income Taxes
Our effective tax rates for the three months ended March 31, 2016 and 2015 were 31% and 36%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily driven by an increase in forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards (see Note 1, General Information, for additional information related to our adoption ASU 2016-09) and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the first quarter of 2016, we recognized a tax benefit of $17 million associated with the effective settlement of uncertain tax positions in our discontinued Travelocity business. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $56 million and $69 million as of March 31, 2016 and December 31, 2015, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into a tax receivable agreement (“TRA”) that provides stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect future payments under the TRA to be made over the next five years with no material payments occurring in 2016. We expect to make payments totaling $111 million in the first quarter of 2017, which are included in Tax Receivable Agreement under current liabilities in our consolidated balance sheet as of March 31, 2016. The remaining portion of $276 million is included in other noncurrent liabilities in our consolidated balance sheet as of March 31, 2016. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company.

5. Debt
As of March 31, 2016 and December 31, 2015, our outstanding debt included in our consolidated balance sheets totaled $3,290 million and $3,360 million, respectively, net of debt issuance costs of $29 million and $30 million, respectively, and unamortized discounts of $5 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2016 and December 31, 2015 (in thousands):

	Rate	Maturity	March 31, 2016	December 31, 2015
Senior secured credit facilities:
Term B facility	L + 3.00%	February 2019	$1,717,313	$1,721,750
Incremental term loan facility	L + 3.00%	February 2019	341,250	342,125
Term C facility	L + 2.50%	December 2017	49,313	49,313
Extended Revolver, $370 million	L + 2.75%	February 2019	91,358	—
Unextended Revolver, $35 million	L + 3.25%	February 2018	8,642	—
Senior unsecured notes due 2016	8.35%	March 2016	—	165,000
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility	5.80%	April 2017	80,673	80,984
Capital lease obligations			5,831	6,502
Face value of total debt outstanding			3,324,380	3,395,674
Less current portion of debt outstanding			(204,824)	(190,687)
Face value of long-term debt outstanding			$3,119,556	$3,204,987
 Senior Secured Credit Facilities
We have a revolving credit facility totaling $405 million, of which $370 million expires in February 2019 ("Extended Revolver") and $35 million expires in February 2018 ("Unextended Revolver," collectively, the "Revolver"). We have $100 million outstanding under the Revolver as of March 31, 2016, all of which is classified as current portion of debt in our consolidated balance sheet. No balance was outstanding under the Revolver as of December 31, 2015. We had outstanding letters of credit totaling $28 million and $25 million as of March 31, 2016 and December 31, 2015, respectively, which reduce our overall credit capacity under the Revolver.
Senior Unsecured Notes Due 2016
In March 2016, the remaining principal balance of $165 million of our senior unsecured notes matured. We repaid this remaining balance on the senior unsecured notes with a draw on our Revolver and cash on hand.
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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 2017. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2016 and 2015. As of March 31, 2016, we estimate that $3 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of March 31, 2016 and December 31, 2015, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of March 31, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Indian Rupee	89,000	1,326	0.0149
Australian Dollar	US Dollar	23,350	16,731	0.7165
Euro	US Dollar	1,950	2,189	1.1226
British Pound Sterling	US Dollar	17,175	25,681	1.4953
Indian Rupee	US Dollar	1,449,500	21,059	0.0145
Polish Zloty	US Dollar	213,250	55,924	0.2622
Singapore Dollar	US Dollar	45,850	32,781	0.7150

Outstanding Notional Amounts as of December 31, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	2,080	1,570	0.7548
US Dollar	Euro	2,870	3,169	1.1042
Australian Dollar	US Dollar	1,260	939	0.7452
Euro	US Dollar	2,870	3,122	1.0878
British Pound Sterling	US Dollar	18,075	27,415	1.5167
Indian Rupee	US Dollar	1,880,500	27,736	0.0147
Polish Zloty	US Dollar	226,500	59,120	0.2610
Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2016 and 2015 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three months ended March 31, 2016. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2016, we estimate that $5 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign exchange contracts	Prepaid Expenses	$3,834	$—
Foreign exchange contracts	Other accrued liabilities	(696)	(1,759)
Interest rate swaps	Other accrued liabilities	(4,797)	(3,912)
Interest rate swaps	Other noncurrent liabilities	(14,181)	(9,822)
		$(15,840)	$(15,493)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Foreign exchange contracts	$3,041	$(4,337)
Interest rate swaps	(3,371)	(4,339)
Total	$(330)	$(8,676)

		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2016	2015
Foreign exchange contracts	Cost of revenue	$919	$3,470
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Available-for-sale Securities—Our available-for-sale securities include securities of a publicly-traded non-U.S. entity. The fair value of these securities is obtained from market quotes as of the last day of the period. Our available-for-sale securities are included in other assets in our consolidated balance sheets.
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

The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$36,564	$36,564	$—	$—
Derivatives
Foreign currency forward contracts	3,138	—	3,138	—
Interest rate swap contracts	(18,978)	—	(18,978)	—
Total	$20,724	$36,564	$(15,840)	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$36,711	$36,711	$—	$—
Derivatives
Foreign currency forward contracts	(1,759)	—	(1,759)	—
Interest rate swap contracts	(13,734)	—	(13,734)	—
Total	$21,218	$36,711	$(15,493)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2016.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior unsecured notes due 2016, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our mortgage facility approximated its fair value as of March 31, 2016 and December 31, 2015. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Term B facility	$1,720,532	$1,705,609	$1,712,042	$1,716,048
Incremental term loan facility	339,544	339,559	341,250	342,125
Term C facility	49,405	49,251	49,176	49,157
Extended Revolver, $370 million	91,358	—	91,358	—
Unextended Revolver, $35 million	8,642	—	8,642	—
5.375% Senior secured notes due 2023	545,569	528,013	530,000	530,000
5.25% Senior secured notes due 2023	510,313	494,375	500,000	500,000
Senior unsecured notes due 2016	—	165,804	—	164,628

8. Accumulated Other Comprehensive Income (Loss)
As of March 31, 2016 and December 31, 2015, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Defined benefit pension and other post retirement benefit plans	$(89,966)	$(90,647)
Unrealized loss on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	(5,963)	(6,391)
Unrealized foreign currency translation gain	(666)	(97)
Total accumulated other comprehensive loss, net of tax	$(96,595)	$(97,135)
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

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$92,919	$49,330
Less: Net income attributable to noncontrolling interests	1,102	747
Net income from continuing operations available to common stockholders, basic and diluted	$91,817	$48,583
Denominator:
Basic weighted-average common shares outstanding	275,568	269,184
Add: Dilutive effect of stock options and restricted stock awards	6,395	7,504
Diluted weighted-average common shares outstanding	281,963	276,688
Earning per share from continuing operations:
Basic	$0.33	$0.18
Diluted	$0.33	$0.18

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the three months ended March 31, 2016 and 2015, respectively.
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
Antitrust Litigation and DOJ Investigation
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act, relating to our contracts with US Airways, which US Airways claims contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Document, fact and expert witness discovery is complete. Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief by which US Airways sought to bar Sabre from enforcing certain provisions in our contracts. US Airways may appeal the court's rulings upon a final judgment.
Based on the summary judgment ruling, the potential remaining range of damages has been significantly reduced. With respect to the remaining claims, US Airways seeks damages (before trebling) of either $45 million or $73 million. We believe their damage calculations are based on faulty assumptions and analysis and, therefore, are highly overstated.
In June 2015, US Airways filed a Second Amended Complaint that limited its request for relief for the remaining claims to an amount not to exceed twenty dollars (post-trebling), plus reasonable costs, attorneys’ fees and pre- and post-judgment interest, as well as declaratory relief with respect to those claims, including claims that we acted anticompetitively. In September 2015, the court dismissed US Airways’ request for declaratory judgment. US Airways subsequently moved to amend its complaint to reinstate its claim for damages (before trebling) of either $45 million or $73 million. In February 2016, the court ruled that US Airways may file a Third Amended Complaint to reinstate its claim for damages, provided that it reimbursed us for our costs and fees associated with certain legal proceedings during 2015. US Airways reimbursed us $6 million for fees and costs and filed the Third Amended Complaint in March 2016. We filed our answer to the Third Amended Complaint in March 2016.
We believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims. The trial on the remaining claims is scheduled to commence in October 2016.
We believe that the claims associated with this case are not probable and therefore have not accrued any losses as of March 31, 2016. We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. In January 2016, we filed a motion to dismiss all of the plaintiffs’ claims, which is pending before the court. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. Although the amount of damages allegedly incurred by the plaintiffs has not been asserted to date, the plaintiffs are also seeking declaratory and injunctive relief. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against these claims.
Department of Justice Investigation
On May 19, 2011, we received a civil investigative demand (“CID”) from the U.S. Department of Justice (“DOJ”) investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs, and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter for several years; however, we have not been notified that this matter is closed.
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines antitrust litigation, which we settled in October 2012. Both carriers admitted there is coverage, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers have only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. If we prevail, we may recover some or all amounts already tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. Discovery is closed, and the parties' summary judgment briefing was completed in February 2016. A hearing on the summary judgment motions is scheduled for June 2016.
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set. During the quarter, we appealed the tax assessment for the assessment year ended March 2013 with the ITAT and no trial date has been set.

In addition,SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2011, which are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $41 million as of March 31, 2016. We and SAPPL intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes
On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Travelocity Purchase Agreement, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to our previous long-term strategic marketing agreement with Expedia (the “Expedia SMA”). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms that were in the Expedia SMA. We are jointly and severally liable for certain indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.
Beginning in 2004, various state and local governments in the United States have filed more than 80 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other online travel agencies ("OTAs") owe sales or occupancy taxes on the revenues they earned from facilitating hotel reservations, where the customer paid us an amount at the time of booking that included (i) service fees, which we collected and retained, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we passed along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Several lawsuits also allege that the OTAs owe state or local taxes on their fees for facilitating car rental reservations. Courts have dismissed more than 30 of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for amounts not material to our results of operations, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of March 31, 2016 and December 31, 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three months ended March 31, 2016 and 2015. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
Furthermore, a number of state and local governments have initiated inquiries, audits and other administrative proceedings that could result in an assessment of sales or occupancy taxes on fees. If we do not prevail at the administrative level, those cases could lead to formal litigation proceedings.

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
In January 2016, we completed the acquisition of the Trust Group, which is integrated and managed as part of our Airline and Hospitality Solutions segment.
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
We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization and stock-based compensation.
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, restructuring and other costs, acquisition-related costs, litigation (reimbursements) costs, net, other, net, stock-based compensation, and income taxes. We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
Travel Network	$625,476	$507,930
Airline and Hospitality Solutions	238,380	204,900
Eliminations	(4,313)	(2,482)
Total revenue	$859,543	$710,348

Adjusted Gross Margin (a)
Travel Network	$304,914	$244,119
Airline and Hospitality Solutions	100,876	89,199
Corporate	(17,594)	(12,596)
Total	$388,196	$320,722

Adjusted EBITDA (b)
Travel Network	$273,174	$232,087
Airline and Hospitality Solutions	82,938	71,488
Total segments	356,112	303,575
Corporate	(68,632)	(59,989)
Total	$287,480	$243,586

Depreciation and amortization
Travel Network	$18,530	$14,344
Airline and Hospitality Solutions	35,793	42,997
Total segments	54,323	57,341
Corporate	41,960	32,720
Total	$96,283	$90,061

Adjusted Capital Expenditures (c)
Travel Network	$22,970	$13,085
Airline and Hospitality Solutions	60,420	54,437
Total segments	83,390	67,522
Corporate	12,039	8,717
Total	$95,429	$76,239
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Margin to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted Gross Margin	$388,196	$320,722
Less adjustments:
Selling, general and administrative	133,856	122,358
Cost of revenue adjustments:
Depreciation and amortization (1)	66,507	64,667
Amortization of upfront incentive consideration (2)	12,337	11,172
Stock-based compensation	4,074	3,533
Operating income	$171,422	$118,992

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$287,480	$243,586
Less adjustments:
Depreciation and amortization of property and equipment (1a)	53,665	61,663
Amortization of capitalized implementation costs (1b)	8,488	7,524
Acquisition-related amortization (1c)	34,130	21,675
Amortization of upfront incentive consideration (2)	12,337	11,172
Interest expense, net	41,202	46,453
Other, net (3)	(3,360)	4,445
Restructuring and other costs (4)	124	—
Acquisition-related costs (5)	108	1,811
Litigation (reimbursements) costs, net (6)	(3,846)	3,436
Stock-based compensation	10,289	8,794
Provision for income taxes	41,424	27,283
Income from continuing operations	$92,919	$49,330
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Abacus (see Note 2, Acquisitions).

(6)	Litigation (reimbursements) costs, net represent charges and legal fee reimbursements associated with antitrust litigation (see Note 10, Contingencies).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Additions to property and equipment	$75,472	$61,912
Capitalized implementation costs	19,957	14,327
Adjusted Capital Expenditures	$95,429	$76,239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "expects," "potential," "estimates," "should," "may," "believes," "will," "anticipates," "predicts," "plans," or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties, and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
Overview
We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global B2B travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hotel properties. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analysis.
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
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC, for net cash consideration of $159 million. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. There have been no material changes to the Factors Affecting our Results previously disclosed in our Annual Report.
Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Prior to our acquisition of the remaining interest in SAPPL on July 1, 2015, we generated revenue from certain services we provided SAPPL. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on our own secure platforms or deployed through our SaaS. Airline and Hospitality Solutions also generates revenue through consulting services and software licensing fees.

Cost of Revenue
Cost of revenue incurred by Travel Network and Airline and Hospitality Solutions consists of expenses related to our technology infrastructure that hosts our GDS and software solutions, salaries and benefits, and allocated overhead such as facilities and other support costs. Cost of revenue for Travel Network also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis.
Corporate cost of revenue includes a technology organization that provides development and support activities to our segments. The costs associated with our technology organization primarily include labor, data processing and technology costs, of which the majority are allocated to the segments primarily based on the segments' usage of resources. Corporate cost of revenue also includes stock-based compensation expense, professional services and other items that are not directly identifiable with our segments. Over time, we expect a substantial increase in stock-based compensation expense, as we have moved to granting broad-based equity awards annually, rather than biennially, beginning in March 2016 primarily in the form of restricted stock units.  These awards generally vest over a four-year period, with 25% vesting annually.  Stock compensation expense is based on the number of restricted stock units granted and the stock price on the date of grant, which is amortized over the four-year vesting period.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, including stock-based compensation, for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional services fees, certain settlement charges and costs to defend legal disputes, bad debt expense, depreciation and amortization and other overhead costs. Over time, we expect a substantial increase in stock-based compensation expense as described above.
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

	Three Months Ended March 31,
	2016	2015	% Change
Travel Network
Direct Billable Bookings - Air	119,866	91,423	31.1%
Direct Billable Bookings - Non-Air	15,021	14,011	7.2%
Total Direct Billable Bookings	134,887	105,434	27.9%
Airline Solutions Passengers Boarded	183,392	126,174	45.3%

Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures.
We define Adjusted Gross Margin as operating income (loss) adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization and stock-based compensation.

We define Adjusted Net Income as income from continuing operations adjusted for acquisition-related amortization, other, net, restructuring and other costs, acquisition-related costs, litigation (reimbursements) costs, stock-based compensation, and the tax impact of net income adjustments.
We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense,net and the remaining provision (benefit) for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP EBITDA and EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our 2016 Proxy Statement, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.
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
Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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

•
Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and

•
other companies, including companies in our industry, may calculate Adjusted Gross Margin, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders	$105,167	$207,494
Income from discontinued operations, net of tax	(13,350)	(158,911)
Net income attributable to noncontrolling interests(1)	1,102	747
Income from continuing operations	92,919	49,330
Adjustments:
Acquisition-related amortization(2a)	34,130	21,675
Other, net (4)	(3,360)	4,445
Restructuring and other costs (5)	124	—
Acquisition-related costs(6)	108	1,811
Litigation (reimbursements) costs, net (7)	(3,846)	3,436
Stock-based compensation	10,289	8,794
Tax impact of net income adjustments	(15,716)	(14,557)
Adjusted Net Income from continuing operations	$114,648	$74,934
Adjusted Net Income from continuing operations per share	$0.41	$0.27
Diluted weighted-average common shares outstanding	281,963	276,688

Adjusted Net Income from continuing operations	$114,648	$74,934
Adjustments:
Depreciation and amortization of property and equipment(2b)	53,665	61,663
Amortization of capitalized implementation costs(2c)	8,488	7,524
Amortization of upfront incentive consideration(3)	12,337	11,172
Interest expense, net	41,202	46,453
Remaining provision for income taxes	57,140	41,840
Adjusted EBITDA	$287,480	$243,586
The following tables set forth the reconciliation of Adjusted Gross Margin and Adjusted EBITDA by business segment to operating income in our statement of operations (in thousands):

	Three Months Ended March 31, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$241,544	$47,145	$(117,267)	$171,422
Add back:
Selling, general and administrative	33,373	18,241	82,242	133,856
Cost of revenue adjustments:
Depreciation and amortization(2)	17,660	35,490	13,357	66,507
Amortization of upfront incentive consideration(3)	12,337	—	—	12,337
Stock-based compensation	—	—	4,074	4,074
Adjusted Gross Margin	304,914	100,876	(17,594)	388,196
Selling, general and administrative	(33,373)	(18,241)	(82,242)	(133,856)
Joint venture equity income	763	—	—	763
Selling, general and administrative adjustments:
Depreciation and amortization(2)	870	303	28,603	29,776
Restructuring and other costs(5)	—	—	124	124
Acquisition-related costs(6)	—	—	108	108
Litigation reimbursements, net(7)	—	—	(3,846)	(3,846)
Stock-based compensation	—	—	6,215	6,215
Adjusted EBITDA	$273,174	$82,938	$(68,632)	$287,480

	Three Months Ended March 31, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$197,251	$28,491	$(106,750)	$118,992
Add back:
Selling, general and administrative	21,884	17,979	82,495	122,358
Cost of revenue adjustments:
Depreciation and amortization(2)	13,812	42,729	8,126	64,667
Amortization of upfront incentive consideration(3)	11,172	—	—	11,172
Stock-based compensation	—	—	3,533	3,533
Adjusted Gross Margin	244,119	89,199	(12,596)	320,722
Selling, general and administrative	(21,884)	(17,979)	(82,495)	(122,358)
Joint venture equity income	8,519	—	—	8,519
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	532	268	24,594	25,394
Acquisition-related costs(6)	—	—	1,811	1,811
Litigation costs(7)	—	—	3,436	3,436
Stock-based compensation	—	—	5,261	5,261
Adjusted EBITDA	$232,087	$71,488	$(59,989)	$243,586

The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Additions to property and equipment	$75,472	$61,912
Capitalized implementation costs	19,957	14,327
Adjusted Capital Expenditures	$95,429	$76,239
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$140,165	$131,773
Cash used in investing activities	(234,140)	(61,764)
Cash used in financing activities	(110,902)	(22,281)

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$140,165	$131,773
Additions to property and equipment	(75,472)	(61,912)
Free Cash Flow	$64,693	$69,861
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in Sabre Travel Network Middle East of 40% and in Sabre Seyahat Dagitim Sistemleri A.S. of 40%.

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

(4)
In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment related to the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Abacus.

(7)	Litigation (reimbursements) costs, net represent charges and legal fee reimbursements associated with antitrust litigation.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Revenue	$859,543	$710,348
Cost of revenue	554,265	468,998
Selling, general and administrative	133,856	122,358
Operating income	171,422	118,992
Interest expense, net	(41,202)	(46,453)
Joint venture equity income	763	8,519
Other income (expense), net	3,360	(4,445)
Income from continuing operations before income taxes	134,343	76,613
Provision for income taxes	41,424	27,283
Income from continuing operations	$92,919	$49,330

Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$625,476	$507,930	$117,546	23%
Airline and Hospitality Solutions	238,380	204,900	33,480	16%
Total segment revenue	863,856	712,830	151,026	21%
Eliminations	(4,313)	(2,482)	(1,831)	74%
Total revenue	$859,543	$710,348	$149,195	21%
Travel Network—Revenue increased $118 million, or 23%, for the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to the acquisition of Abacus. Transaction-based revenue increased by $134 million to $582 million, mainly as a result of a 28% increase in Direct Billable Bookings to 135 million in the three months ended March 31, 2016. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 5% compared to the same period in the prior year, which was driven by growth of 4% in North America; 12% in EMEA; partially offset by a 2% decline in Latin America. The increase in revenue was partially offset by a $22 million decrease in other revenue related to services we provided to Abacus prior to its acquisition.
Airline and Hospitality Solutions—Revenue increased $33 million, or 16%, for the three months ended March 31, 2016 compared to the same period in the prior year. The $33 million increase in revenue primarily resulted from:

•
a $17 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended March 31, 2016 compared to the same period in the prior year. Passengers Boarded increased by 45% to 183 million for the three months ended March 31, 2016, driven by the cutover of American Airlines Group to SabreSonic CSS in the fourth quarter of 2015 and also by existing customers. The growth in PBs resulted in a $31 million increase in revenue for the three months ended March 31, 2016. This increase was partially offset by a $14 million decrease in non-PB revenue, primarily due to the expiration of a services contract that was extended with a significant customer in conjunction with a litigation settlement agreement with that customer in 2012;

•
a $6 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio, partially offset by a $3 million decrease in consulting revenue; and

•
a $14 million increase in Hospitality Solutions revenue for the three months ended March 31, 2016 compared to the same period in the prior year driven primarily by an increase in Central Reservation System (“CRS”) revenue. The increase was driven primarily by $6 million from new and existing customers and $8 million from the acquisition of the Trust Group.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$320,562	$263,811	$56,751	22%
Airline and Hospitality Solutions	137,504	115,701	21,803	19%
Eliminations	(4,226)	(2,482)	(1,744)	70%
Total segment cost of revenue	453,840	377,030	76,810	20%
Corporate	21,581	16,129	5,452	34%
Depreciation and amortization	66,507	64,667	1,840	3%
Amortization of upfront incentive consideration	12,337	11,172	1,165	10%
Total cost of revenue	$554,265	$468,998	$85,267	18%

Travel Network—Cost of revenue increased $57 million, or 22%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily the result of costs associated with Abacus' operations and an increase in incentive consideration primarily due to growth in Direct Billable Bookings in North America and EMEA.

Airline and Hospitality Solutions—Cost of revenue increased $22 million, or 19%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs, which includes the impact of the Trust Group acquisition.
Corporate—Cost of revenue associated with corporate unallocated costs increased $5 million, or 34%, for the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to transition costs associated with our new information technology services agreement with Hewlett Packard Enterprise, LLC ("HPE").
Depreciation and amortization—Depreciation and amortization increased $2 million, or 3%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$133,856	$122,358	$11,498	9%
Selling, general and administrative expenses increased by $11 million, or 9%, for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily driven by a $17 million increase in headcount-related costs, partially due to the acquisitions of Abacus and the Trust Group, and a $6 million increase in amortization of acquisition-related intangible assets. These increases were partially offset by a $6 million reimbursement in legal costs related to the US Airways litigation received in the three months ended March 31, 2016 (see Note 10, Contingencies, to our consolidated financial statements) and a $5 million decrease in professional fees, mainly associated with litigation and the acquisition of Abacus.

Interest Expense, net

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$41,202	$46,453	$(5,251)	(11)%

Interest expense, net decreased $5 million, or 11%, for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate from the extinguishment of our 8.5% senior secured notes due 2019 in April 2015 and the partial extinguishment of our 8.35% senior unsecured notes due 2016 in December 2015, funded by the issuance of our 5.375% and 5.25% senior secured notes due 2023, respectively. Our senior unsecured notes due 2016 fully matured in March 2016. The decrease in our lower effective interest rate was partially offset by an increase in average debt outstanding compared to the same period in the prior year, payments made on our interest rate swaps in the first quarter of 2016 and an increase in amortization of debt issuance costs.
Joint Venture Equity Income

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Joint venture equity income	$763	$8,519	$(7,756)	(91)%

On July 1, 2015, we acquired the remaining 65% of a former joint venture, which represented the majority of our joint venture income for the three months ended March 31, 2015.
Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Other income (expense), net	$3,360	$(4,445)	$7,805	**%
 ________________________
** not meaningful
Other income (expense), net increased by $8 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase is primarily due to the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013, partially offset by realized and unrealized foreign currency exchange losses. Other income (expense), net for the three months ended March 31, 2015 primarily includes realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$41,424	$27,283	$14,141	52%
Our effective tax rates for the three months ended March 31, 2016 and 2015 were 31% and 36%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily driven by an increase in forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $405 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2016 and December 31, 2015, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$111,702	$321,132
Available balance under the Revolver	277,462	380,603
Reductions to the Revolver availability:
Outstanding Revolver balance	100,000	—
Outstanding letters of credit	27,538	24,560

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2016 and December 31, 2015.
Liquidity Outlook
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures and dividends, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
We utilize cash and cash equivalents, supplemented by the Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of the Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and the Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments. We intend fund the maturity of our $81 million mortgage note due on April 1, 2017 and the estimated TRA payments of $111 million due in the first quarter of 2017 through a combination of cash on hand, utilization of the Revolver or debt offerings.
Dividends
During the first quarter of 2016, we paid a quarterly cash dividend of $0.13 per share of our common stock totaling $36 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Events Impacting Our Liquidity and Capital Resources
Acquisition of Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment. We paid net cash consideration of $159 million, which excludes the effect of net working capital adjustments. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand.
Senior Unsecured Notes Due 2016
In March 2016, the remaining principal balance of $165 million of our senior unsecured notes matured. We repaid the remaining principal on the senior unsecured notes with a draw on our Revolver and cash on hand.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that has impacted our airline customers in Venezuela. During the three months ended March 31, 2016, we collected $2 million from customers in Venezuela, all of which was outstanding as of December 31, 2015. Accounts receivable outstanding from customers in Venezuela totaled $16 million as of March 31, 2016, which will be recognized as revenue when cash is received.
Secondary Public Offering
During the three months ended March 31, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum senior secured leverage ratio, which applies if our revolver utilization exceeds certain thresholds. This ratio is calculated as senior secured debt (net of cash) to EBITDA, as defined by the credit agreement. This ratio was 4.5 to 1.0 for 2015 and is 4.0 to 1.0 for 2016. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives.

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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets. Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million and will be made over the next five years. We expect no material payments to occur in 2016 and expect to make payments totaling $111 million in the first quarter of 2017. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Cash provided by operating activities	$140,165	$131,773
Cash used in investing activities	(234,140)	(61,764)
Cash used in financing activities	(110,902)	(22,281)
Cash (used in) provided by in discontinued operations	(3,880)	260,678
Effect of exchange rate changes on cash and cash equivalents	(673)	(5,528)
(Decrease) increase in cash and cash equivalents	$(209,430)	$302,878

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2016 was $140 million and consisted of net income from continuing operations of $93 million, adjustments for non-cash and other items of $132 million and a decrease in cash from changes in operating assets and liabilities of $84 million. The adjustments for non-cash and other items consist primarily of $96 million of depreciation and amortization, $31 million of deferred income taxes, $12 million in amortization of upfront incentive consideration, and $10 million stock-based compensation expense, partially offset by $23 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $84 million was primarily the result of a $74 million increase in accounts receivable due to seasonality, a $32 million decrease in accrued compensation and related benefits, $23 million used for upfront incentive consideration, $20 million used for capitalized implementation costs, $9 million in prepaid expenses and an $8 million increase in other assets. These decreases were partially offset by an increase of $56 million in accounts payable and other accrued liabilities, primarily driven by seasonality and business growth, and an increase of $26 million in deferred revenue primarily due to upfront solution fees.
Cash provided by operating activities for the three months ended March 31, 2015 was $132 million and consisted of net income from continuing operations of $49 million, adjustments for non-cash and other items of $122 million and a decrease in cash from changes in operating assets and liabilities of $39 million. The adjustments for non-cash and other items consist primarily of $90 million of depreciation and amortization, $27 million of deferred income taxes, $11 million in amortization of upfront incentive consideration and $9 million of stock-based compensation expense, partially offset by $17 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $39 million was primarily the result of a $71 million increase in accounts receivable due to seasonality, a $27 million decrease in accrued compensation and related benefits, $14 million used for capitalized implementation costs and $7 million used for upfront incentive consideration. These decreases were partially offset by increases of $60 million in accounts payable and other accrued liabilities and $30 million in deferred revenue primarily related to upfront solution fees.

Investing Activities
For the three months ended March 31, 2016, we used cash of $159 million paid for the Trust Group and $75 million on capital expenditures, including $65 million related to software developed for internal use.
For the three months ended March 31, 2015, we used cash of $62 million on capital expenditures, including $50 million related to software developed for internal use, $3 million related to software developed for sale and $9 million related to purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2016, we used $111 million for financing activities. Significant highlights of our financing activities include:

•	we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016;

•	we made draws on our Revolver totaling $161 million and payments totaling $61 million resulting in an outstanding balance of $100 million as of March 31, 2016;

•	we made payments totaling $6 million on the principal outstanding on our term loans and mortgage;

•	we paid $36 million in dividends on our common stock; and

•
we received proceeds of $9 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the three months ended March 31, 2015, we used $22 million for financing activities. Significant highlights of our financing activities include:

•	we paid down $6 million of the term loan outstanding as part of quarterly principal repayments;

•	we received net proceeds of $10 million from the settlement of equity-based awards, and we paid $24 million in cash dividends on our common stock.
Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $4 million and $18 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash flows used by discontinued operating activities in the three months ended March 31, 2016 compared to 2015 is primarily due to lower operating losses and a reduction in cash used to pay liabilities as we wind down the business.
Cash flows provided by discontinued investing activities for the three months ended March 31, 2015 consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 10, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
We repaid all of the $165 million remaining principal of our senior unsecured notes that matured in March 2016 and made a net $100 million draw on our Revolver during the three months ended March 31, 2016. In addition, we expect to make payments totaling $111 million under our TRA in the first quarter of 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2015 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2016 and year ended December 31, 2015.

Recent Accounting Pronouncements
In April 2016, the FASB issued an updated guidance to simplify accounting for share–based payments. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits (or deficiencies) through earnings, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to the maximum statutory rate. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this updated guidance in the first quarter of 2016. See Note 1, General Information, to our consolidated financial statements.
In February 2016, FASB issued an updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases,when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2016, the FASB issued an updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjust for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements.
In April 2015, the FASB issued new guidance on a customer's accounting for fees paid in cloud computing arrangement. Prior to this standard, there was no specific guidance under GAAP on accounting for these fees from the customer's perspective. Under the new standard, customers will apply the same criteria as vendors to determine whether cloud computing agreement contains a software license or is solely a service contract. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2015. We adopted this standard prospectively in the first quarter of 2016, which did not have a material impact on our consolidated financial statements.
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
In June 2014, the FASB issued final guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance was issued to resolve diversity in practice. The standard is effective for annual and interim reporting periods beginning after December 15, 2015. We adopted this standard in the first quarter of 2016, and its adoption did not have a material impact on our consolidated financial statements.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, revolving credit facility, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2015 as previously disclosed under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of this period, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In 2016, we are implementing a project to consolidate our business technology infrastructure to a single global enterprise resource planning (“ERP”) system. A key component of our ERP implementation project is to ensure appropriate internal controls over financial reporting is maintained.
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
Additionally, we use several third-party distributor partners and joint ventures to extend our GDS services in EMEA. The termination of our contractual arrangements with any such third-party distributor partners and joint ventures could adversely impact our Travel Network business in the relevant markets. See “-We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and joint ventures.
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" included in Part II, Item 7 of our 2015 Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe. During 2015 we expanded Travel Network's presence in APAC through the acquisition of SAPPL. Our geographic concentration in the United States and Europe, as well as our expanded focus in APAC, makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these regions.
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
Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or TMCs, thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline and Hospitality Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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
Companies with close relationships with end consumers, like Facebook, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines, like Google, may promote alternative distribution channels to our GDS by diverting consumer traffic away from intermediaries, which may adversely affect our GDS business.
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
Our Airline and Hospitality Solutions business principally faces competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business but our primary competitors are in the hospitality Central Reservation System and Property Management System fields. Although new entrants specializing in a particular type of software occasionally enter the solutions market, they typically focus on emerging or evolving business problems, niche solutions or small regional customers.
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
We process, store, and transmit large amounts of data, including personal information of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by HPE or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience cybersecurity incidents that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in cybersecurity. In 2015, we were made aware of a cybersecurity incident involving several servers managed by a third party. Accordingly, we conducted an investigation with respect to this incident. We have concluded this investigation, and our review found no loss of traveler data, including no unauthorized access to or acquisition of sensitive protected information, such as payment card industry data (“PCI”)  or personally identifiable information (“PII”), in connection with this incident. There is a risk that additional incidents could occur and sensitive or material information could be compromised in the future. The costs of any investigation of such future incidents, as well as any remediation of the costs related to these incidents, may be material.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations, including our acquisition of Abacus. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10, Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to (i) monetary damages, including treble damages under the antitrust laws, payment of reasonable attorneys’ fees and costs, and depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing or (ii) declaratory relief. Other parties might likewise seek to benefit from any unfavorable outcome by bringing their own claims against us on the same or similar grounds. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to both the US Airways and DOJ proceedings, if declaratory relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.
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
The defense of these actions, as well as any of the other actions described under Note 10, Contingencies, to our consolidated financial statements, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 10, Contingencies, to our consolidated financial statements for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
In our processing of travel transactions, we collect, process, store, use and transmit large amounts of sensitive personal data. This information is increasingly subject to legal restrictions around the world, which may result in conflicting legal requirements in the United States and other jurisdictions. For example, the U.S. Congress and federal agencies, including the Federal Trade Commission, have started to take a more aggressive stance in drafting and enforcing privacy and data protection laws. The EU also recently made significant reforms to its data privacy legal framework and is in the process of reforming other parts of its data protection laws. These legal restrictions are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction. Companies that handle this type of data have also been subject to investigations, lawsuits and adverse publicity due to allegedly improper disclosure or use of sensitive personal information. As privacy and data protection becomes an increasingly politicized issue, we may also become exposed to potential liabilities as a result of conflicting legal requirements, differing views on the privacy of travel data or failure to comply with applicable requirements. Our business could be materially adversely affected if we are unable or unwilling to comply with legal restrictions on the use of sensitive personal information or if such restrictions are expanded to require changes in our current business practices or are interpreted in ways that conflict with or negatively impact our present or future business practices. Additionally, we are required to indemnify some of our customers for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at March 31, 2016 contained goodwill and intangible assets, net totaling $3.4 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of March 31, 2016, we had $3.3 billion of indebtedness outstanding in addition to $277 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), after taking into account the availability reduction of $28 million for letters of credit issued under the revolving portion. Our remaining outstanding mortgage note of $81 million matures on April 1, 2017. We have no other indebtedness due in the next twelve months. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Amended and Restated Credit Agreement and the indentures governing our senior secured notes due in 2023 allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the three months ended March 31, 2016, foreign currency operations included $57 million of revenue and $161 million of operating expenses, representing approximately 7% and 23% of our total revenue and operating expenses, respectively. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 6% of our operating expenses for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
Any failure to comply with the restrictions of our Amended and Restated Credit Agreement, the indentures governing our senior secured notes due 2023 or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.
We plan to update our enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.
In 2016, we are implementing a project to consolidate our business technology infrastructure to a single global ERP system. We expect to invest capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the ERP system, particularly ones that impact our financial reporting and accounting systems, could adversely affect our business. Even if we do not encounter these adverse effects, the design and implementation of the ERP system may be more costly than we anticipate, which could negatively impact our financial position, results of operations and cash flows. In addition, the ERP system will be outsourced to a third-party provider, and any disruption to those outsourced systems may negatively impact our business. See “—We rely on the availability and performance of information technology services provided by third parties, including HPE, which manages a significant portion of our systems.”
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
As of March 31, 2016, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock. Since the Principal Stockholders no longer hold more than 50% of the voting power of Sabre, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NASDAQ. Pursuant to the requirements of NASDAQ’s listing rules, within one year after we cease to be a controlled company, our compensation committee and governance and nominating committee must be composed entirely of “independent directors” (as defined by NASDAQ listing rules) and a majority of our board of directors must consist of independent directors. These two committees are currently comprised entirely of independent directors and a majority of our board of directors currently consists of independent directors; however, if we were to utilize the exemptions made available under NASDAQ’s rules for controlled companies, then during the phase-in period granted by NASDAQ’s listing rules you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules regarding corporate governance. Even though we are no longer a “controlled company” under NASDAQ listing rules, the Principal Stockholders will continue to have significant influence over us.
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
We intend to continue to pay quarterly cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, compliance with covenants and financial ratios related to existing or future indebtedness, including under our Amended and Restated Credit Agreement, our senior secured notes due in 2023, and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.49+	Form of Restricted Stock Unit Grant Agreement
10.50+	Form of Non-Qualified Stock Option Grant Agreement
10.66	Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC
10.67	Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	April 28, 2016	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)