Form 10-Q
period 2016-06-30
Sabre Corp
filed 2016-08-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 27, 2016, 278,069,943 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$845,242	$707,091	$1,704,785	$1,417,439
Cost of revenue (1) (2)	556,317	461,126	1,110,582	930,124
Selling, general and administrative (2)	146,886	123,360	280,742	245,718
Operating income	142,039	122,605	313,461	241,597
Other income (expense):
Interest expense, net	(37,210)	(42,609)	(78,412)	(89,062)
Loss on extinguishment of debt	—	(33,235)	—	(33,235)
Joint venture equity income	763	5,307	1,526	13,826
Other, net	876	197	4,236	(4,248)
Total other expense, net	(35,571)	(70,340)	(72,650)	(112,719)
Income from continuing operations before income taxes	106,468	52,265	240,811	128,878
Provision for income taxes	31,273	19,676	72,697	46,959
Income from continuing operations	75,195	32,589	168,114	81,919
(Loss) income from discontinued operations, net of tax	(2,098)	696	11,252	159,607
Net income	73,097	33,285	179,366	241,526
Net income attributable to noncontrolling interests	1,078	1,078	2,180	1,825
Net income attributable to common stockholders	$72,019	$32,207	$177,186	$239,701

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.27	$0.12	$0.60	$0.30
(Loss) income from discontinued operations	(0.01)	—	0.04	0.59
Net income per common share	$0.26	$0.12	$0.64	$0.89
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.26	$0.11	$0.59	$0.29
(Loss) income from discontinued operations	(0.01)	—	0.04	0.57
Net income per common share	$0.25	$0.12	$0.63	$0.86
Weighted-average common shares outstanding:
Basic	277,392	271,948	276,480	270,574
Diluted	283,001	279,101	282,648	278,082

Dividends per common share	$0.13	$0.09	$0.26	$0.18

(1) Includes amortization of upfront incentive consideration	$13,896	$10,878	$26,233	$22,050
(2) Includes stock-based compensation as follows:
Cost of revenue	$5,072	$2,902	$9,146	$6,435
Selling, general and administrative	7,738	4,428	13,953	9,689
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,097	$33,285	$179,366	$241,526
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax
Foreign CTA gains (losses), net of tax	1,909	(4,590)	1,539	(1,581)
Reclassification adjustment for realized gain on foreign CTA, net of tax	—	—	(198)	—
Net change in foreign CTA gains (losses), net of tax	1,909	(4,590)	1,341	(1,581)
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $130, $129, $259 and $258	(228)	(230)	(457)	(459)
Amortization of actuarial losses, net of taxes of $(516), $(649), $(1,031) and $(1,272)	909	1,149	1,819	2,251
Total retirement-related benefit plans	681	919	1,362	1,792
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $1,062, $(463), $2,321 and $3,575	777	882	285	(7,794)
Reclassification adjustment for realized losses, net of taxes of $(55), $(1,153), $(340) and $(2,177)	93	3,462	1,012	6,932
Net change in unrealized gains (losses) on derivatives and available-for-sale securities, net of tax	870	4,344	1,297	(862)
Share of other comprehensive (loss) income of joint venture	—	(43)	—	922
Other comprehensive income	3,460	630	4,000	271
Comprehensive income	76,557	33,915	183,366	241,797
Less: Comprehensive income attributable to noncontrolling interests	(1,078)	(1,078)	(2,180)	(1,825)
Comprehensive income attributable to Sabre Corporation	$75,479	$32,837	$181,186	$239,972

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$68,312	$321,132
Accounts receivable, net	466,691	375,789
Prepaid expenses and other current assets	94,253	81,167
Total current assets	629,256	778,088
Property and equipment, net of accumulated depreciation of $851,364 and $850,587	689,712	627,529
Investments in joint ventures	25,203	24,348
Goodwill	2,543,515	2,440,431
Acquired customer relationships, net of accumulated amortization of $605,912 and $561,876	438,353	416,887
Other intangible assets, net of accumulated amortization of $504,068 and $480,037	421,836	419,666
Deferred income taxes	90,443	44,464
Other assets, net	709,104	642,214
Total assets	$5,547,422	$5,393,627

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$141,115	$138,421
Accrued compensation and related benefits	74,040	99,382
Accrued subscriber incentives	219,451	185,270
Deferred revenues	193,367	165,124
Other accrued liabilities	200,569	221,976
Current portion of debt	174,048	190,315
Tax Receivable Agreement	111,678	—
Total current liabilities	1,114,268	1,000,488
Deferred income taxes	107,680	83,562
Other noncurrent liabilities	530,869	656,093
Long-term debt	3,081,919	3,169,344
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 282,305,528 and 279,082,473 shares issued, 277,798,062 and 274,955,830 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2,823	2,790
Additional paid-in capital	2,057,341	2,016,325
Treasury Stock, at cost, 4,507,466 and 4,126,643 shares at June 30, 2016 and December 31, 2015, respectively	(121,130)	(110,548)
Retained deficit	(1,136,831)	(1,328,730)
Accumulated other comprehensive loss	(93,135)	(97,135)
Noncontrolling interest	3,618	1,438
Total stockholders’ equity	712,686	484,140
Total liabilities and stockholders’ equity	$5,547,422	$5,393,627

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$179,366	$241,526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	194,726	166,617
Amortization of upfront incentive consideration	26,233	22,050
Litigation-related credits	(25,527)	(32,557)
Stock-based compensation expense	23,099	16,124
Allowance for doubtful accounts	6,131	5,329
Deferred income taxes	59,315	36,757
Joint venture equity income	(1,526)	(13,826)
Dividends received from joint venture investments	—	28,700
Amortization of debt issuance costs	3,892	3,181
Loss on extinguishment of debt	—	33,235
Other	3,030	7,505
Income from discontinued operations	(11,252)	(159,607)
Changes in operating assets and liabilities:
Accounts and other receivables	(83,551)	(47,647)
Prepaid expenses and other current assets	(15,354)	(631)
Capitalized implementation costs	(43,268)	(29,561)
Upfront incentive consideration	(47,228)	(22,994)
Other assets	(13,639)	(43,618)
Accrued compensation and related benefits	(25,663)	(22,802)
Accounts payable and other accrued liabilities	12,963	62,039
Deferred revenue including upfront solution fees	22,037	18,179
Cash provided by operating activities	263,784	267,999
Investing Activities
Additions to property and equipment	(164,593)	(127,963)
Acquisition, net of cash acquired	(164,977)	—
Other investing activities	—	148
Cash used in investing activities	(329,570)	(127,815)
Financing Activities
Proceeds of borrowings from lenders	378,000	600,000
Payments on borrowings from lenders	(485,796)	(491,215)
Debt prepayment fees and issuance costs	—	(40,215)
Net proceeds on the settlement of equity-based awards	4,808	18,239
Cash dividends paid to common stockholders	(72,060)	(48,919)
Other financing activities	714	(3,657)
Cash (used in) provided by financing activities	(174,334)	34,233
Cash Flows from Discontinued Operations
Cash used in operating activities	(12,407)	(26,036)
Cash provided by investing activities	—	278,834
Cash (used in) provided by in discontinued operations	(12,407)	252,798
Effect of exchange rate changes on cash and cash equivalents	(293)	(4,861)
(Decrease) increase in cash and cash equivalents	(252,820)	422,354
Cash and cash equivalents at beginning of period	321,132	155,679
Cash and cash equivalents at end of period	$68,312	$578,033
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2016. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
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
Stockholders’ Equity—During the six months ended June 30, 2016, we issued 3,223,055 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $15 million in proceeds from the exercise of employee stock-option awards and paid $11 million of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid a quarterly cash dividend on our common stock of $0.13 per share, totaling $72 million, and $0.09 per share, totaling $49 million, during the six months ended June 30, 2016 and 2015, respectively. In July 2016, we declared a cash dividend of $0.13 per share, payable on September 30, 2016, to stockholders of record on September 21, 2016.
During the six months ended June 30, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
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
Reclassifications—We reclassified all of our $30 million litigation settlement liability as of December 31, 2015 to other accrued liabilities in our consolidated balance sheet to conform to our current period presentation. As of June 30, 2016, our litigation settlement liability included in other accrued liabilities totaled $6 million.
2. Acquisitions
Airpas Aviation
In April 2016, we completed the acquisition of Airpas Aviation, a software provider and consultancy company which offers route profitability and cost management software solutions. We acquired all of the outstanding stock and ownership interest of Airpas Aviation for net cash consideration of $9 million, excluding the effect of net working capital adjustments. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of purchase price includes $10 million of assets acquired, primarily consisting of $8 million of goodwill, not deductible for tax purposes, and intangibles assets, and $1 million of liabilities assumed. The intangible assets consist mainly of $1 million of purchased technology with a useful life of 3 years. The preliminary purchase price allocation is subject to change, which is expected to be finalized in the fourth quarter of 2016. Airpas Aviation is integrated and managed as part of our Airline and Hospitality Solutions segment. The acquisition of Airpas Aviation did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in Europe, the Middle East, and Africa ("EMEA") and Asia Pacific ("APAC"). The net cash consideration for Trust Group was $156 million, which includes the effect of net working capital adjustments. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
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

Cash and cash equivalents	$4,209
Accounts receivable	10,564
Other current assets	793
Goodwill	89,725
Intangible assets:
Customer relationships	65,502
Purchased technology	21,834
Trademarks and brand names	4,367
Property and equipment, net	1,556
Current liabilities	(11,071)
Noncurrent deferred income taxes	(27,104)
Total acquisition price	$160,375

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
Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region, which is now named Sabre Asia Pacific Pte Ltd ("SAPPL"). Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with SAPPL, “Abacus”). SAPPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $443 million, which includes the effect of net working capital adjustments. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility.
Purchase Price Allocation
The summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$65,641
Accounts receivable	49,099
Other current assets	12,522
Goodwill	292,267
Intangible assets:
Customer relationships	319,000
Reacquired rights(1)	113,500
Purchased technology	14,000
Supplier agreements	13,000
Trademarks and brand names	4,000
Property and equipment, net	6,402
Other assets	66,423
Current liabilities	(123,307)
Noncurrent liabilities	(44,245)
Noncurrent deferred income taxes	(78,054)
710,248
Fair value of Sabre Corporation's previously held equity investment in SAPPL	(200,000)
Fair value of SAPPL's previously held equity investment in national marketing companies	(1,880)
Total acquisition price	$508,368
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
The purchase price allocation includes estimates for contingent liabilities of $25 million related to tax uncertainties.
As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. As of December 31, 2015, our restructuring accrual associated with this plan was $8 million, of which $1 million was paid in the six months ended June 30, 2016. We did not recognize material restructuring charges in the six months ended June 30, 2016. The plan is expected to be substantially complete by the first quarter of 2017, and we currently do not expect to incur significant additional charges in connection with the plan.

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
The following unaudited pro forma results of operations information is presented in thousands:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$779,240	$1,568,135
Income from continuing operations	35,289	93,055
Net income attributable to common stockholders	34,866	250,796
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

The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$2,112	$—	$23,254
Cost of revenue	—	1,737	—	14,025
Selling, general and administrative	3,273	2,267	8,199	21,508
Operating loss	(3,273)	(1,892)	(8,199)	(12,279)
Other income (expense):
Gain on sale of businesses	—	—	305	263,567
Other, net	(511)	2,974	(1,828)	2,499
Total other (expense) income, net	(511)	2,974	(1,523)	266,066
(Loss) income from discontinued operations before income taxes	(3,784)	1,082	(9,722)	253,787
(Benefit) provision for income taxes(1)	(1,686)	386	(20,974)	94,180
Net (loss) income from discontinued operations	$(2,098)	$696	$11,252	$159,607
__________________________

(1)	In the first quarter 2016, we recognized a $17 million tax benefit associated with the resolution of uncertain tax positions; see Note 4, Income Taxes.

4. Income Taxes
Our effective tax rates for the six months ended June 30, 2016 and 2015 were 30% and 36%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily driven by an increase in forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards (see Note 1, General Information, for additional information related to our adoption of ASU 2016-09) and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the first quarter of 2016, we recognized a tax benefit of $17 million associated with the effective settlement of uncertain tax positions in our discontinued Travelocity business. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $56 million and $69 million as of June 30, 2016 and December 31, 2015, respectively.
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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million, excluding interest. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the 15th day of March subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect future payments under the TRA to be made over the next five years with no material payments occurring in 2016. As of June 30, 2016, the current portion of our Tax Receivable Agreement liability totaled $112 million, which includes accrued interest of less than $1 million. We expect to pay the current portion of the Tax Receivable Agreement liability in the first quarter of 2017. The remaining portion of $276 million is included in other noncurrent liabilities in our consolidated balance sheet as of June 30, 2016. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company.

5. Debt
As of June 30, 2016 and December 31, 2015, our outstanding debt included in our consolidated balance sheets totaled $3,256 million and $3,360 million, respectively, which are net of debt issuance costs of $27 million and $30 million, respectively, and unamortized discounts of $5 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2016 and December 31, 2015 (in thousands):

	Rate	Maturity	June 30, 2016	December 31, 2015
Senior secured credit facilities:
Term B facility	L + 3.00%	February 2019	$1,712,875	$1,721,750
Incremental term loan facility	L + 3.50%	February 2019	340,375	342,125
Term C facility	L + 3.00%	December 2017	49,313	49,313
Extended Revolver, $370 million	L + 2.75%	February 2019	63,951	—
Unextended Revolver, $35 million	L + 3.75%	February 2018	6,049	—
Senior unsecured notes due 2016	8.35%	March 2016	—	165,000
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility	5.80%	April 2017	80,371	80,984
Capital lease obligations			4,944	6,502
Face value of total debt outstanding			3,287,878	3,395,674
Less current portion of debt outstanding			(174,048)	(190,687)
Face value of long-term debt outstanding			$3,113,830	$3,204,987
 Senior Secured Credit Facilities
Our senior secured credit facilities, as amended and restated ("Amended and Restated Credit Agreement"), provided for a revolving credit facility totaling $405 million, of which $370 million was set to expire in February 2019 ("Extended Revolver") and $35 million was set to expire in February 2018 ("Unextended Revolver," collectively, the "Prior Revolver"). We had $70 million outstanding under the Prior Revolver as of June 30, 2016, all of which is classified as current portion of debt in our consolidated balance sheet. No balance was outstanding under the Prior Revolver as of December 31, 2015. We had outstanding letters of credit totaling $37 million and $25 million as of June 30, 2016 and December 31, 2015, respectively, which reduced our overall credit capacity under the Prior Revolver.
In July 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement; see Note 12, Subsequent Events, for additional information.
Senior Unsecured Notes Due 2016
In March 2016, the remaining principal balance of $165 million of our senior unsecured notes matured. We repaid this remaining balance on the senior unsecured notes with a draw on our Prior Revolver and cash on hand.
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
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 2017. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, we estimate that $1 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of June 30, 2016 and December 31, 2015, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Indian Rupee	55,000	810	0.0147
Australian Dollar	US Dollar	20,750	14,934	0.7197
Euro	US Dollar	5,450	6,135	1.1257
British Pound Sterling	US Dollar	18,300	26,360	1.4404
Indian Rupee	US Dollar	1,218,500	17,472	0.0143
Polish Zloty	US Dollar	256,750	65,649	0.2557
Singapore Dollar	US Dollar	42,000	30,261	0.7205

Outstanding Notional Amounts as of December 31, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	2,080	1,570	0.7548
US Dollar	Euro	2,870	3,169	1.1042
Australian Dollar	US Dollar	1,260	939	0.7452
Euro	US Dollar	2,870	3,122	1.0878
British Pound Sterling	US Dollar	18,075	27,415	1.5167
Indian Rupee	US Dollar	1,880,500	27,736	0.0147
Polish Zloty	US Dollar	226,500	59,120	0.2610
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2016 and 2015 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three and six months ended June 30, 2016. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2016, we estimate that $6 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign exchange contracts	Prepaid expenses and other current assets	$1,750	$—
Foreign exchange contracts	Other accrued liabilities	(3,157)	(1,759)
Interest rate swaps	Other accrued liabilities	(6,249)	(3,912)
Interest rate swaps	Other noncurrent liabilities	(14,303)	(9,822)
		$(21,959)	$(15,493)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign exchange contracts	$(3,599)	$1,292	$(558)	$(3,045)
Interest rate swaps	(1,025)	(410)	(4,396)	(4,749)
Total	$(4,624)	$882	$(4,954)	$(7,794)

		Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign exchange contracts	Cost of revenue	$93	$3,462	$1,012	$6,932
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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$42,577	$42,577	$—	$—
Derivatives
Foreign currency forward contracts	(1,407)	—	(1,407)	—
Interest rate swap contracts	(20,552)	—	(20,552)	—
Total	$20,618	$42,577	$(21,959)	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$36,711	$36,711	$—	$—
Derivatives
Foreign currency forward contracts	(1,759)	—	(1,759)	—
Interest rate swap contracts	(13,734)	—	(13,734)	—
Total	$21,218	$36,711	$(15,493)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2016.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior unsecured notes due 2016, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our mortgage facility approximated its fair value as of June 30, 2016 and December 31, 2015. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Term B facility	$1,710,734	$1,705,609	$1,708,040	$1,716,048
Incremental term loan facility	341,013	339,559	340,375	342,125
Term C facility	49,374	49,251	49,196	49,157
Extended Revolver, $370 million	63,951	—	63,951	—
Unextended Revolver, $35 million	6,049	—	6,049	—
5.375% Senior secured notes due 2023	542,588	528,013	530,000	530,000
5.25% Senior secured notes due 2023	510,625	494,375	500,000	500,000
Senior unsecured notes due 2016	—	165,804	—	164,628

8. Accumulated Other Comprehensive Income (Loss)
As of June 30, 2016 and December 31, 2015, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Defined benefit pension and other post retirement benefit plans	$(89,286)	$(90,647)
Unrealized loss on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	(5,087)	(6,391)
Unrealized foreign currency translation gain	1,238	(97)
Total accumulated other comprehensive loss, net of tax	$(93,135)	$(97,135)
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
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$75,195	$32,589	$168,114	$81,919
Less: Net income attributable to noncontrolling interests	1,078	1,078	2,180	1,825
Net income from continuing operations available to common stockholders, basic and diluted	$74,117	$31,511	$165,934	$80,094
Denominator:
Basic weighted-average common shares outstanding	277,392	271,948	276,480	270,574
Add: Dilutive effect of stock options and restricted stock awards	5,609	7,153	6,168	7,508
Diluted weighted-average common shares outstanding	283,001	279,101	282,648	278,082
Earning per share from continuing operations:
Basic	$0.27	$0.12	$0.60	$0.30
Diluted	$0.26	$0.11	$0.59	$0.29

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the three and six months ended June 30, 2016 and 2015, respectively.
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
We also believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims. The trial on the remaining claims is scheduled to commence in October 2016.
We believe that the claims associated with this case are not probable and therefore have not accrued any losses as of June 30, 2016. We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in the American Airlines litigation, which we settled in October 2012. Both carriers admitted there is coverage and agreed to defend us, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. Although the carriers never withdrew their agreement to defend us, they recently have taken the position in the lawsuit that they had no duty to defend or indemnify us. If we prevail, we may recover some or all amounts previously tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. To date, settlement discussions have been unsuccessful. Discovery is closed, and the parties are awaiting a ruling on summary judgment motions pending before the court.

Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set. We have appealed the tax assessment for the assessment year ended March 2013 with the ITAT and no trial date has been set.
In addition, SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2012, which are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $41 million as of June 30, 2016. We and SAPPL intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of June 30, 2016 and December 31, 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three and six months ended June 30, 2016 and 2015. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

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
In January 2016 and April 2016, we completed the acquisitions of the Trust Group and Airpas Aviation, respectively, which are integrated and managed as part of our Airline and Hospitality Solutions segment.
Our CODM utilizes Adjusted Gross Profit and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, human resources, legal, corporate systems, and other shared technology costs, as well as all amortization of intangible assets and any related impairments that originate from purchase accounting, stock-based compensation, restructuring charges, legal reserves, and other items not identifiable with one of our segments.
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
The performance of our segments is evaluated primarily on Adjusted Gross Profit and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Gross Profit and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization and stock-based compensation.
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Travel Network	$597,910	$494,515	$1,223,386	$1,002,445
Airline and Hospitality Solutions	252,169	216,632	490,549	421,532
Eliminations	(4,837)	(4,056)	(9,150)	(6,538)
Total revenue	$845,242	$707,091	$1,704,785	$1,417,439

Adjusted Gross Profit (a)
Travel Network	$281,986	$225,927	$586,900	$470,046
Airline and Hospitality Solutions	108,469	95,782	209,345	184,981
Corporate	(17,190)	(8,885)	(34,784)	(21,481)
Total	$373,265	$312,824	$761,461	$633,546

Adjusted EBITDA (b)
Travel Network	$251,587	$205,957	$524,761	$438,044
Airline and Hospitality Solutions	91,945	80,985	174,883	152,473
Total segments	343,532	286,942	699,644	590,517
Corporate	(72,048)	(59,369)	(140,680)	(119,358)
Total	$271,484	$227,573	$558,964	$471,159

Depreciation and amortization
Travel Network	$19,676	$15,280	$38,206	$29,624
Airline and Hospitality Solutions	36,555	31,910	72,348	74,907
Total segments	56,231	47,190	110,554	104,531
Corporate	42,212	29,366	84,172	62,086
Total	$98,443	$76,556	$194,726	$166,617

Adjusted Capital Expenditures (c)
Travel Network	$24,185	$14,473	$47,155	$27,558
Airline and Hospitality Solutions	71,045	52,542	131,465	106,979
Total segments	95,230	67,015	178,620	134,537
Corporate	17,202	14,270	29,241	22,987
Total	$112,432	$81,285	$207,861	$157,524
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted Gross Profit	$373,265	$312,824	$761,461	$633,546
Less adjustments:
Selling, general and administrative	146,886	123,360	280,742	245,718
Cost of revenue adjustments:
Depreciation and amortization (1)	65,372	53,079	131,879	117,746
Amortization of upfront incentive consideration (2)	13,896	10,878	26,233	22,050
Stock-based compensation	5,072	2,902	9,146	6,435
Operating income	$142,039	$122,605	$313,461	$241,597

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$271,484	$227,573	$558,964	$471,159
Less adjustments:
Depreciation and amortization of property and equipment (1a)	56,214	46,244	109,879	107,907
Amortization of capitalized implementation costs (1b)	8,211	7,902	16,699	15,426
Acquisition-related amortization (1c)	34,018	23,211	68,148	44,886
Amortization of upfront incentive consideration (2)	13,896	10,878	26,233	22,050
Interest expense, net	37,210	42,609	78,412	89,062
Loss on extinguishment of debt	—	33,235	—	33,235
Other, net (3)	(876)	(197)	(4,236)	4,248
Restructuring and other costs (4)	1,116	—	1,240	—
Acquisition-related costs (5)	516	2,053	624	3,864
Litigation costs (reimbursements), net (6)	1,901	2,043	(1,945)	5,479
Stock-based compensation	12,810	7,330	23,099	16,124
Provision for income taxes	31,273	19,676	72,697	46,959
Income from continuing operations	$75,195	$32,589	$168,114	$81,919
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Abacus, Trust Group and Airpas Aviation (see Note 2, Acquisitions).

(6)	Litigation (reimbursements) costs, net represent charges and legal fee reimbursements associated with antitrust litigation (see Note 10, Contingencies).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Additions to property and equipment	$89,121	$66,051	$164,593	$127,963
Capitalized implementation costs	23,311	15,234	43,268	29,561
Adjusted Capital Expenditures	$112,432	$81,285	$207,861	$157,524

12. Subsequent Events
On July 18, 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement (the “Credit Agreement Amendments”) to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “Term Loan A”) and to replace the Prior Revolver with a new revolving credit facility totaling $400 million (the “New Revolver”), both of which mature in July 2021. Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. The applicable margins for the Term Loan A and the New Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The Term Loan A and the New Revolver include an accelerated maturity of November 19, 2018, if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. The amount of the New Revolver commitments available as a letter of credit subfacility was set at $150 million.
The proceeds of Term Loan A were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $14 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes. We expect to recognize a $4 million loss on extinguishment of debt in the third quarter of 2016 in connection with these transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "expects," "potential," "will," "estimates," "should," "may," "believes," "anticipates," "predicts," "plans," or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties, and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC, for net cash consideration of $156 million, which includes the effect of net working capital adjustments. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
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
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline and Hospitality Solutions pays fees to Travel Network for airline trips and hotel stays booked through our GDS.
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and Hosted revenue from recurring usage-based fees. The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Travel Network
Direct Billable Bookings - Air	111,902	88,442	26.5%	231,768	179,865	28.9%
Direct Billable Bookings - Non-Air	15,892	14,687	8.2%	30,913	28,698	7.7%
Total Direct Billable Bookings	127,794	103,129	23.9%	262,681	208,563	25.9%
Airline Solutions Passengers Boarded	199,788	139,265	43.5%	383,180	265,439	44.4%

Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization and stock-based compensation.

We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and the tax impact of net income adjustments.
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
We define Adjusted Net Income from continuing operations per share as Adjusted Net Income divided by the applicable share count.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs.
We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. Adjusted Capital Expenditures include cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We also believe that Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Profit and Adjusted EBITDA do not reflect cash requirements for such replacements;

•	Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•
Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and

•
other companies, including companies in our industry, may calculate Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$72,019	$32,207	$177,186	$239,701
Loss (income) from discontinued operations, net of tax	2,098	(696)	(11,252)	(159,607)
Net income attributable to noncontrolling interests(1)	1,078	1,078	2,180	1,825
Income from continuing operations	75,195	32,589	168,114	81,919
Adjustments:
Acquisition-related amortization(2a)	34,018	23,211	68,148	44,886
Loss on extinguishment of debt	—	33,235	—	33,235
Other, net (4)	(876)	(197)	(4,236)	4,248
Restructuring and other costs (5)	1,116	—	1,240	—
Acquisition-related costs(6)	516	2,053	624	3,864
Litigation costs (reimbursements), net (7)	1,901	2,043	(1,945)	5,479
Stock-based compensation	12,810	7,330	23,099	16,124
Tax impact of net income adjustments	(20,633)	(24,210)	(36,349)	(38,767)
Adjusted Net Income from continuing operations	$104,047	$76,054	$218,695	$150,988
Adjusted Net Income from continuing operations per share	$0.37	$0.27	$0.77	$0.54
Diluted weighted-average common shares outstanding	283,001	279,101	282,648	278,082

Adjusted Net Income from continuing operations	$104,047	$76,054	$218,695	$150,988
Adjustments:
Depreciation and amortization of property and equipment(2b)	56,214	46,244	109,879	107,907
Amortization of capitalized implementation costs(2c)	8,211	7,902	16,699	15,426
Amortization of upfront incentive consideration(3)	13,896	10,878	26,233	22,050
Interest expense, net	37,210	42,609	78,412	89,062
Remaining provision for income taxes	51,906	43,886	109,046	85,726
Adjusted EBITDA	$271,484	$227,573	$558,964	$471,159
The following tables set forth the reconciliation of Adjusted Gross Profit and Adjusted EBITDA by business segment to operating income (loss) in our statement of operations (in thousands):

	Three Months Ended June 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$217,252	$55,390	$(130,603)	$142,039
Add back:
Selling, general and administrative	32,745	16,762	97,379	146,886
Cost of revenue adjustments:
Depreciation and amortization(2)	18,093	36,317	10,962	65,372
Amortization of upfront incentive consideration(3)	13,896	—	—	13,896
Stock-based compensation	—	—	5,072	5,072
Adjusted Gross Profit	281,986	108,469	(17,190)	373,265
Selling, general and administrative	(32,745)	(16,762)	(97,379)	(146,886)
Joint venture equity income	763	—	—	763
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,583	238	31,250	33,071
Restructuring and other costs (5)	—	—	1,116	1,116
Acquisition-related costs(6)	—	—	516	516
Litigation costs(7)	—	—	1,901	1,901
Stock-based compensation	—	—	7,738	7,738
Adjusted EBITDA	$251,587	$91,945	$(72,048)	$271,484

	Three Months Ended June 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$173,691	$49,075	$(100,161)	$122,605
Add back:
Selling, general and administrative	26,600	15,036	81,724	123,360
Cost of revenue adjustments:
Depreciation and amortization(2)	14,758	31,671	6,650	53,079
Amortization of upfront incentive consideration(3)	10,878	—	—	10,878
Stock-based compensation	—	—	2,902	2,902
Adjusted Gross Profit	225,927	95,782	(8,885)	312,824
Selling, general and administrative	(26,600)	(15,036)	(81,724)	(123,360)
Joint venture equity income	5,307	—	—	5,307
Joint venture intangible amortization(2a)	801	—	—	801
Selling, general and administrative adjustments:
Depreciation and amortization(2)	522	239	22,716	23,477
Acquisition-related costs(6)	—	—	2,053	2,053
Litigation costs(7)	—	—	2,043	2,043
Stock-based compensation	—	—	4,428	4,428
Adjusted EBITDA	$205,957	$80,985	$(59,369)	$227,573

	Six Months Ended June 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$458,796	$102,535	$(247,870)	$313,461
Add back:
Selling, general and administrative	66,118	35,003	179,621	280,742
Cost of revenue adjustments:
Depreciation and amortization(2)	35,753	71,807	24,319	131,879
Amortization of upfront incentive consideration(3)	26,233	—	—	26,233
Stock-based compensation	—	—	9,146	9,146
Adjusted Gross Profit	586,900	209,345	(34,784)	761,461
Selling, general and administrative	(66,118)	(35,003)	(179,621)	(280,742)
Joint venture equity income	1,526	—	—	1,526
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,453	541	59,853	62,847
Restructuring and other costs (5)	—	—	1,240	1,240
Acquisition-related costs(6)	—	—	624	624
Litigation reimbursements, net(7)	—	—	(1,945)	(1,945)
Stock-based compensation	—	—	13,953	13,953
Adjusted EBITDA	$524,761	$174,883	$(140,680)	$558,964

	Six Months Ended June 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$370,942	$77,566	$(206,911)	$241,597
Add back:
Selling, general and administrative	48,484	33,015	164,219	245,718
Cost of revenue adjustments:
Depreciation and amortization(2)	28,570	74,400	14,776	117,746
Amortization of upfront incentive consideration(3)	22,050	—	—	22,050
Stock-based compensation	—	—	6,435	6,435
Adjusted Gross Profit	470,046	184,981	(21,481)	633,546
Selling, general and administrative	(48,484)	(33,015)	(164,219)	(245,718)
Joint venture equity income	13,826	—	—	13,826
Joint venture intangible amortization(2a)	1,602	—	—	1,602
Selling, general and administrative adjustments:	—	—	—	—
Depreciation and amortization(2)	1,054	507	47,310	48,871
Acquisition-related costs(6)	—	—	3,864	3,864
Litigation costs(7)	—	—	5,479	5,479
Stock-based compensation	—	—	9,689	9,689
Adjusted EBITDA	$438,044	$152,473	$(119,358)	$471,159
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Additions to property and equipment	$89,121	$66,051	$164,593	$127,963
Capitalized implementation costs	23,311	15,234	43,268	29,561
Adjusted Capital Expenditures	$112,432	$81,285	$207,861	$157,524
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$263,784	$267,999
Cash used in investing activities	(329,570)	(127,815)
Cash used in financing activities	(174,334)	34,233

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$263,784	$267,999
Additions to property and equipment	(164,593)	(127,963)
Free Cash Flow	$99,191	$140,036
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, and (iii) Abacus International Lanka Pte Ltd of 40% beginning in July 2015.

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

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Abacus, Trust Group and Airpas Aviation.

(7)	Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Revenue	$845,242	$707,091	$1,704,785	$1,417,439
Cost of revenue	556,317	461,126	1,110,582	930,124
Selling, general and administrative	146,886	123,360	280,742	245,718
Operating income	142,039	122,605	313,461	241,597
Interest expense, net	(37,210)	(42,609)	(78,412)	(89,062)
Loss on extinguishment of debt	—	(33,235)	—	(33,235)
Joint venture equity income	763	5,307	1,526	13,826
Other income (expense), net	876	197	4,236	(4,248)
Income from continuing operations before income taxes	106,468	52,265	240,811	128,878
Provision for income taxes	31,273	19,676	72,697	46,959
Income from continuing operations	$75,195	$32,589	$168,114	$81,919

Three Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$597,910	$494,515	$103,395	21%
Airline and Hospitality Solutions	252,169	216,632	35,537	16%
Total segment revenue	850,079	711,147	138,932	20%
Eliminations	(4,837)	(4,056)	(781)	(19)%
Total revenue	$845,242	$707,091	$138,151	20%
Travel Network—Revenue increased $103 million, or 21%, for the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to the acquisition of Abacus. Transaction-based revenue increased by $124 million to $552 million, mainly as a result of a 24% increase in Direct Billable Bookings to 128 million in the three months ended June 30, 2016. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 2% compared to the same period in the prior year, which was driven by growth of 1% in North America, 3% in EMEA and 2% in Latin America. In addition, other revenue increased $7 million compared to the same period in the prior year. These increases were partially offset by a $28 million decrease in revenue related to services we provided to Abacus prior to its acquisition in July 2015.
Airline and Hospitality Solutions—Revenue increased $36 million, or 16%, for the three months ended June 30, 2016 compared to the same period in the prior year. The $36 million increase in revenue primarily resulted from:

•
a $15 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended June 30, 2016 compared to the same period in the prior year. Passengers Boarded increased by 43% to 200 million for the three months ended June 30, 2016, driven by the cutover of American Airlines Group to SabreSonic CSS in the fourth quarter of 2015 and also by existing customers. The growth in PBs resulted in a $29 million increase in revenue for the three months ended June 30, 2016. This increase was partially offset by a $14 million decrease in non-PB revenue, primarily due to the expiration of a services contract that was extended with a significant customer in conjunction with a litigation settlement agreement with that customer in 2012;

•
a $7 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio, partially offset by a $2 million decrease in consulting revenue; and

•
a $16 million increase in Hospitality Solutions revenue for the three months ended June 30, 2016 compared to the same period in the prior year driven primarily by an increase in Central Reservation System (“CRS”) revenue. The increase was driven primarily by $5 million from new and existing customers and $11 million from the acquisition of the Trust Group.

Cost of Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$315,924	$268,588	$47,336	18%
Airline and Hospitality Solutions	143,700	120,849	22,851	19%
Eliminations	(4,837)	(4,046)	(791)	(20)%
Total segment cost of revenue	454,787	385,391	69,396	18%
Corporate	22,262	11,778	10,484	89%
Depreciation and amortization	65,372	53,079	12,293	23%
Amortization of upfront incentive consideration	13,896	10,878	3,018	28%
Total cost of revenue	$556,317	$461,126	$95,191	21%

Travel Network—Cost of revenue increased $47 million, or 18%, for the three months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily the result of costs associated with Abacus' operations and an increase in incentive consideration in North America, EMEA and Latin America.

Airline and Hospitality Solutions—Cost of revenue increased $23 million, or 19%, for the three months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs, which includes the impact of the Trust Group acquisition.
Corporate—Cost of revenue associated with corporate unallocated costs increased $10 million, or 89%, for the three months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to increases in unallocated labor costs and shared technology costs.
Depreciation and amortization—Depreciation and amortization increased $12 million, or 23%, for the three months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $3 million, or 28%, for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies during 2016 compared to the prior year. The increase includes upfront consideration provided to travel agencies served by Abacus.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$146,886	$123,360	$23,526	19%
Selling, general and administrative expenses ("SG&A") increased by $24 million, or 19%, for the three months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to a $15 million increase in headcount-related costs and a $9 million increase in amortization of acquisition-related intangible assets. The increase in headcount-related costs was primarily driven by the acquisitions of Abacus and the Trust Group and a $3 million increase in stock-based compensation.

Interest Expense, net

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$37,210	$42,609	$(5,399)	(13)%

Interest expense, net decreased $5 million, or 13%, for the three months ended June 30, 2016 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate from the extinguishment of our 8.5% senior secured notes due 2019 in April 2015 and the maturity of our 8.35% senior unsecured notes due March 2016, funded by the issuance of our 5.375% and 5.25% senior secured notes due 2023, respectively. The decrease in our lower effective interest rate was partially offset by an increase in average debt outstanding compared to the same period in the prior year, the impacts of our interest rate swaps in the three months ended June 30, 2016, and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$—	$33,235	$(33,235)	(100)%
As a result of the refinancing of our 2019 Notes in April of 2015, we recognized a loss on extinguishment of debt of $33 million which consisted of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015.
Joint Venture Equity Income

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Joint venture equity income	$763	$5,307	$(4,544)	(86)%

On July 1, 2015, we acquired the remaining 65% of a former joint venture, which represented the majority of our joint venture income for the three months ended June 30, 2015.
Provision for Income Taxes

	Three Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$31,273	$19,676	$11,597	59%
Our effective tax rates for the three months ended June 30, 2016 and 2015 were 29% and 38%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily driven by an increase in forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Six Months Ended June 30, 2016 and 2015
Revenue

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$1,223,386	$1,002,445	$220,941	22%
Airline and Hospitality Solutions	490,549	421,532	69,017	16%
Total segment revenue	1,713,935	1,423,977	289,958	20%
Eliminations	(9,150)	(6,538)	(2,612)	(40)%
Total revenue	$1,704,785	$1,417,439	$287,346	20%
Travel Network—Revenue increased $221 million, or 22%, for the six months ended June 30, 2016 compared to the same period in the prior year, primarily due to the acquisition of Abacus. Transaction-based revenue increased by $259 million to $1,134 million, mainly as a result of a 26% increase in Direct Billable Bookings to 263 million in the six months ended June 30, 2016. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 3% compared to the same period in the prior year, which was driven by growth of 3% in North America and 8% in EMEA, partially offset by a slight decline in Latin America. In addition, other revenue increased by $13 million compared to the same period in the prior year. These increases were partially offset by a $50 million decrease in revenue related to services we provided to Abacus prior to its acquisition in July 2015.
Airline and Hospitality Solutions—Revenue increased $69 million, or 16%, for the six months ended June 30, 2016 compared to the same period in the prior year. The $69 million increase in revenue primarily resulted from:

•
a $33 million increase in Airline Solutions’ SabreSonic CSS revenue for the six months ended June 30, 2016 compared to the same period in the prior year. Passengers Boarded increased by 44% to 383 million for the six months ended June 30, 2016, driven by the cutover of American Airlines Group to SabreSonic CSS in the fourth quarter of 2015 and also by existing customers. The growth in PBs resulted in a $57 million increase in revenue for the six months ended June 30, 2016. This increase was partially offset by a $24 million decrease in non-PB revenue, primarily due to the expiration of a services contract that was extended with a significant customer in conjunction with a litigation settlement agreement with that customer in 2012;

•
a $13 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio, partially offset by a $6 million decrease in consulting revenue; and

•
a $30 million increase in Hospitality Solutions revenue for the six months ended June 30, 2016 compared to the same period in the prior year driven primarily by an increase in CRS revenue. The total increase was driven mainly by $11 million from new and existing customers and $19 million from the acquisition of the Trust Group.

Cost of Revenue

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$636,486	$532,399	$104,087	20%
Airline and Hospitality Solutions	281,204	236,550	44,654	19%
Eliminations	(9,063)	(6,528)	(2,535)	(39)%
Total segment cost of revenue	908,627	762,421	146,206	19%
Corporate	43,843	27,907	15,936	57%
Depreciation and amortization	131,879	117,746	14,133	12%
Amortization of upfront incentive consideration	26,233	22,050	4,183	19%
Total cost of revenue	$1,110,582	$930,124	$180,458	19%

Travel Network—Cost of revenue increased $104 million, or 20%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily the result of costs associated with Abacus' operations and an increase in incentive consideration in North America and EMEA.

Airline and Hospitality Solutions—Cost of revenue increased $45 million, or 19%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs, which includes the impact of the Trust Group acquisition.

Corporate—Cost of revenue associated with corporate unallocated costs increased $16 million, or 57%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily the result of an increase in shared data processing and technology costs, including transition costs associated with our new information technology services agreement with Hewlett Packard Enterprise, LLC ("HPE") and an increase in unallocated labor costs.
Depreciation and amortization—Depreciation and amortization increased $14 million, or 12%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $4 million, or 19%, for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies during 2016 compared to the prior year. The increase includes upfront consideration provided to travel agencies served by Abacus.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$280,742	$245,718	$35,024	14%
SG&A increased by $35 million, or 14%, for the six months ended June 30, 2016 compared to the same period in the prior year. The increase was primarily due to a $32 million increase in headcount-related costs and a $15 million increase in amortization of acquisition-related intangible assets. The increase in headcount-related costs was primarily driven by the acquisitions of Abacus and the Trust Group and a $4 million increase in stock-based compensation. These increases were partially offset by a $6 million reimbursement in legal costs related to the US Airways litigation received in the first quarter of 2016 (see Note 10, Contingencies, to our consolidated financial statements), and a $7 million decrease in professional fees, mainly associated with the 2015 acquisition of Abacus.
Interest Expense, net

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$78,412	$89,062	$(10,650)	(12)%

Interest expense, net decreased $11 million, or 12%, for the six months ended June 30, 2016 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate from the extinguishment of our 8.5% senior secured notes due 2019 in April 2015 and the partial extinguishment of our 8.35% senior unsecured notes due 2016 in December 2015, funded by the issuance of our 5.375% and 5.25% senior secured notes due 2023, respectively. Our senior unsecured notes due 2016 fully matured in March 2016. The decrease in our lower effective interest rate was partially offset by an increase in average debt outstanding compared to the same period in the prior year, the impacts of our interest rate swaps in the six months ended June 30, 2016 and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$—	$33,235	$(33,235)	(100)%
As a result of the refinancing of our 2019 Notes in April of 2015, we recognized a loss on extinguishment of debt of $33 million which consisted of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015.

Joint Venture Equity Income

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Joint venture equity income	$1,526	$13,826	$(12,300)	(89)%

On July 1, 2015, we acquired the remaining 65% of a former joint venture, which represented the majority of our joint venture income for the six months ended June 30, 2015.
Other Income (Expense), Net

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Other income (expense), net	$4,236	$(4,248)	$8,484	**
 ________________________
** not meaningful
Other income (expense), net increased $8 million for the six months ended June 30, 2016 compared to the prior year. The increase is primarily due to the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013, and an increase in realized and unrealized foreign currency exchange gains of $2 million.
Provision for Income Taxes

	Six Months Ended June 30,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$72,697	$46,959	$25,738	55%
Our effective tax rates for the six months ended June 30, 2016 and 2015 were 30% and 36%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily driven by an increase in forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our revolving credit facility (see “—Senior Secured Credit Facilities”). Borrowing availability under our revolving credit facility is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2016 and December 31, 2015, our cash and cash equivalents, availability under our revolving credit facility and outstanding letters of credit were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$68,312	$321,132
Available balance under the revolving credit facility	298,198	380,603
Reductions to the revolving credit availability:
Outstanding revolving credit facility balance	70,000	—
Outstanding letters of credit	36,802	24,560

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2016 and December 31, 2015.

On July 18, 2016, Sabre GLBL Inc. entered into a series of amendments to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class and to replace the existing revolving credit facility with a new revolving credit facility. See “—Senior Secured Credit Facilities” for addition information.
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
We utilize cash and cash equivalents, supplemented by the revolving credit facility, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our revolving credit facility.
We believe that cash flows from operations, cash and cash equivalents on hand and our revolving credit facility provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments. We intend to fund the maturity of our $80 million mortgage note due on April 1, 2017 and the estimated TRA payments of $113 million, including accrued interest, due in the first quarter of 2017 through a combination of cash on hand, utilization of our revolving credit facility or debt offerings.
Dividends
During the second quarter of 2016, we paid a quarterly cash dividend of $0.13 per share of our common stock totaling $36 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. In July 2016, we declared a cash dividend of $0.13 per share, payable on September 30, 2016, to stockholders of record on September 21, 2016. We intend to fund this dividend, as well as any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Acquisition of Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment. We paid net cash consideration of $156 million, which includes the effect of net working capital adjustments. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand.
Senior Unsecured Notes Due 2016
In March 2016, the remaining principal balance of $165 million of our senior unsecured notes matured. We repaid the remaining principal on the senior unsecured notes with a draw on our Prior Revolver and cash on hand.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that have impacted our airline customers in Venezuela. During the six months ended June 30, 2016, we collected $3 million from customers in Venezuela, all of which was outstanding as of December 31, 2015. Accounts receivable outstanding from customers in Venezuela totaled $20 million as of June 30, 2016, which will be recognized as revenue when cash is received.
Secondary Public Offering
During the six months ended June 30, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
Senior Secured Credit Facilities
On February 19, 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million, which we now refer to as the Prior Revolver. On September 30, 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). As of June 30, 2016, we had outstanding face value amounts of $1,713 million on our Term Loan B, $340 million on our Incremental Term Loan Facility, $49 million on our Term Loan C and $70 million on the Prior Revolver. On July 18, 2016, Sabre GLBL entered into the Credit Agreement Amendments to provide for the Term Loan A with an aggregate principal amount of $600 million and to replace the Prior Revolver with the $400 million New Revolver. The proceeds of Term Loan A were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $14 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes.
The Term Loan A matures in July 2021 and amortizes in equal quarterly installments of 1.25% during the first two years of its term and 2.50% during the next three years of its term. The Term Loan B and Incremental Term Loan Facility mature in February 2019 and no longer require quarterly principal payments as a result of the Credit Agreement Amendments. The Term Loan C matures in December 2017, with $17 million due in September 2017 and the remaining $32 million due in December 2017. We are scheduled to make $30 million in principal payments on our senior secured credit facilities over the next twelve months. The Term Loan A and the New Revolver mature in July 2021 and include an accelerated maturity of November 19, 2018, if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. The amount of the New Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the New Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margin for the Term Loan B is 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings, with a step up to 3.25% for Eurocurrency borrowings and 2.25% for base rate borrowings if the Senior Secured Leverage Ratio is more than 3.25 to 1.00. The applicable margins for the Incremental Term Loan Facility are 3.50% for Eurocurrency borrowings and 2.50% for base rate borrowings, with a step down to 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings if the Senior Secured Leverage Ratio is less than or equal to 3.00 to 1.00.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. As of June 30, 2016, this ratio applied if our revolver utilization exceeded certain thresholds and was calculated as senior secured debt (net of cash) to EBITDA, as defined by the credit agreement. The maximum ratio was 4.5 to 1.0 for 2015 and 4.0 to 1.0 for 2016. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0.
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

Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets. Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million, excluding interest, and will be made over the next five years. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the 15th day of March subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We expect no material payments to occur in 2016 and expect to make payments totaling $113 million, including accrued interest, in the first quarter of 2017. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Cash provided by operating activities	$263,784	$267,999
Cash used in investing activities	(329,570)	(127,815)
Cash (used in) provided by financing activities	(174,334)	34,233
Cash (used in) provided by in discontinued operations	(12,407)	252,798
Effect of exchange rate changes on cash and cash equivalents	(293)	(4,861)
(Decrease) increase in cash and cash equivalents	$(252,820)	$422,354

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2016 was $264 million and consisted of net income from continuing operations of $168 million, adjustments for non-cash and other items of $289 million and a decrease in cash from changes in operating assets and liabilities of $194 million. The adjustments for non-cash and other items consist primarily of $195 million of depreciation and amortization, $59 million of deferred income taxes, $26 million in amortization of upfront incentive consideration, and $23 million stock-based compensation expense, partially offset by $26 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $194 million was primarily the result of a $84 million increase in accounts receivable due to seasonality, $47 million used for upfront incentive consideration, $43 million used for capitalized implementation costs, $29 million increase in prepaid expenses and other assets, and a $26 million decrease in accrued compensation and related benefits. These decreases were partially offset by an increase of $22 million in deferred revenue primarily due to upfront solution fees and an increase of $13 million in accounts payable and other accrued liabilities.
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
Investing Activities
For the six months ended June 30, 2016, we used cash of $165 million for the acquisition of Trust Group and Airpas Aviation and $165 million on capital expenditures, including $143 million related to software developed for internal use.
For the six months ended June 30, 2015, we used cash of $128 million on capital expenditures, including $104 million related to software developed for internal use.

Financing Activities
For the six months ended June 30, 2016, we used $174 million for financing activities. Significant highlights of our financing activities include:

•	we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016;

•	we made draws on our Prior Revolver totaling $378 million and payments totaling $308 million resulting in an outstanding balance of $70 million as of June 30, 2016;

•	we made payments totaling $176 million on the principal outstanding on our term loans and mortgage;

•	we paid $72 million in dividends on our common stock; and

•
we received proceeds of $15 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the six months ended June 30, 2015, we received net proceeds of $34 million from financing activities. Significant highlights of our financing activities include:

•	We extinguished our 2019 Notes of $480 million through the issuance of $530 million of 5.375% senior secured notes due in 2023;

•	we drew $70 million on the Prior Revolver to partially fund our acquisition of Abacus in July 2015;

•	we paid $40 million of debt prepayment fees and issuance costs;

•	we paid $49 million in dividends on our common stock; and

•	we received net proceeds of $18 million from the settlement of equity-based awards.
Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $12 million and $26 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash flows used by discontinued operating activities in the six months ended June 30, 2016 compared to 2015 is primarily due to lower operating losses and a reduction in cash used to pay liabilities as we wind down the business.
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
Contractual Obligations
In March 2016, the remaining $165 million of our 8.35% senior unsecured notes matured which we repaid in full. In July 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class and to replace the revolving credit facility with a new revolving credit facility. See "—Liquidity and Capital Resources—Senior Secured Credit Facilities." In addition, we expect to make payments totaling $113 million, including interest, under our TRA in the first quarter of 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2015 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2016 and year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the FASB issued an updated guidance to simplify accounting for share–based payments. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits (or deficiencies) through earnings, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to the maximum statutory rate. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this updated guidance in the first quarter of 2016. See Note 1, General Information, to our consolidated financial statements.
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
In June 2016, voters in the U.K. approved the exit of that country from the E.U. (“Brexit”), and the British government has indicated that it intends to negotiate the withdrawal of the U.K. from the E.U. based on the results of this vote. The Brexit vote has created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.
Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or TMCs, thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline and Hospitality Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, in addition to damages related to the allegations of breach of contract and tortious interference with agency contracts. We deny the allegations and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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
The evolution of the global travel and tourism industry, the introduction of new technologies and standards and the expansion of existing technologies in key markets, among other factors, could contribute to an intensification of competition in the business areas and regions in which we operate. Increased competition could require us to increase spending on marketing activities or product development, to decrease our booking or transaction fees and other charges (or defer planned increases in such fees and charges), to increase incentive consideration or take other actions that could harm our business. A GDS has two broad categories of customers: (i) travel suppliers, such as airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, and (ii) travel buyers, such as online and offline travel agencies, TMCs and corporate travel departments. The competitive positioning of a GDS depends on the success it achieves with both customer categories. Other factors that may affect the competitive success of a GDS include the comprehensiveness, timeliness and accuracy of the travel content offered, the reliability, ease of use and innovativeness of the technology, the perceived value proposition of our GDS by travel suppliers and travel buyers, the incentive consideration provided to travel agencies, the transaction fees charged to travel suppliers and the range of products and services available to travel suppliers and travel buyers. Our GDS competitors could seek to capture market share by offering more differentiated content, products or services, increasing the incentive consideration to travel agencies, or decreasing the transaction fees charged to travel suppliers, which would harm our business to the extent they gain market share from us or force us to respond by lowering our prices or increasing the incentive consideration we provide.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. Such constraints can also lead to the deterioration of our services or impair our ability to process transactions. From time to time, we experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Airline and Hospitality Solutions business provides to airlines and hotels. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
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

As a result of these and other risks, some of our customers may incur large, unplanned costs in connection with the purchase and installation of our software products. Also, implementation projects could take longer than planned or fail. We may not be able to reduce or eliminate protracted installation or significant additional costs. Significant delays or unsuccessful customer implementation projects could result in cancellation or renegotiation of existing agreements, claims from customers, harm our reputation and negatively impact our operating results.
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

In addition, HPE has announced a plan to merge its Enterprise Services segment with CSC. There could be uncertainty, delays or disruptions in HPE’s services in anticipation or as a result of the merger, which could result in additional costs or business disruptions for us.
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
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, we have announced that Tom Klein, President and Chief Executive Officer, intends to resign from Sabre and from our board of directors at the end of 2016. There may be some uncertainty in our business operations during the transition period as the board of directors works to identify a successor.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10, Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to (i) monetary damages, including treble damages under the antitrust laws, payment of reasonable attorneys’ fees and costs, and depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing or (ii) declaratory relief. Other parties might likewise seek to benefit from any unfavorable outcome by bringing their own claims against us on the same or similar grounds. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to these proceedings, if declaratory or injunctive relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.
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
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at June 30, 2016 contained goodwill and intangible assets, net totaling $3.4 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of June 30, 2016, we had $3.3 billion of indebtedness outstanding in addition to $298 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 1. Financial Statements, Note 5, Debt), after taking into account the availability reduction of $37 million for letters of credit issued under the revolving portion. Our remaining outstanding mortgage note of $80 million matures on April 1, 2017. We have no other indebtedness due in the next twelve months. In July 2016, Sabre GLBL entered into the Credit Agreement Amendments to provide for the Term Loan A and to replace the Prior Revolver with the New Revolver. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" in Part I, Item 2. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the six months ended June 30, 2016, foreign currency operations included $109 million of revenue and $325 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 6% of our operating expenses for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Euro, the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar and the Indian Rupee. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
As of June 30, 2016, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock. Since the Principal Stockholders no longer hold more than 50% of the voting power of Sabre, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NASDAQ. Pursuant to the requirements of NASDAQ’s listing rules, within one year after we cease to be a controlled company, our compensation committee and governance and nominating committee must be composed entirely of “independent directors” (as defined by NASDAQ listing rules) and a majority of our board of directors must consist of independent directors. These two committees are currently comprised entirely of independent directors and a majority of our board of directors currently consists of independent directors; however, if we were to utilize the exemptions made available under NASDAQ’s rules for controlled companies, then during the phase-in period granted by NASDAQ’s listing rules you may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ rules regarding corporate governance. Even though we are no longer a “controlled company” under NASDAQ listing rules, the Principal Stockholders will continue to have significant influence over us.
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
10.68+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016)

10.69+	Second Amendment to Letter Agreement by and between the Corporation and Greg Webb, dated June 15, 2016
10.70+
Separation Agreement by and between Sabre Corporation and Tom Klein, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2016)

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

SABRE CORPORATION
(Registrant)
Date:	August 2, 2016	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)