Form 10-Q
period 2016-09-30
Sabre Corp
filed 2016-11-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 27, 2016, 280,226,696 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$838,982	$785,002	$2,543,767	$2,202,441
Cost of revenue (1) (2)	593,650	509,906	1,704,232	1,440,030
Selling, general and administrative (2)	155,182	166,324	435,924	412,042
Operating income	90,150	108,772	403,611	350,369
Other (expense) income:
Interest expense, net	(38,002)	(40,581)	(116,414)	(129,643)
Loss on extinguishment of debt	(3,683)	—	(3,683)	(33,235)
Joint venture equity income	718	372	2,244	14,198
Other, net	281	92,568	4,517	88,320
Total other (expense) income, net	(40,686)	52,359	(113,336)	(60,360)
Income from continuing operations before income taxes	49,464	161,131	290,275	290,009
Provision for income taxes	7,208	38,007	79,905	84,966
Income from continuing operations	42,256	123,124	210,370	205,043
(Loss) income from discontinued operations, net of tax	(394)	53,892	10,858	213,499
Net income	41,862	177,016	221,228	418,542
Net income attributable to noncontrolling interests	1,047	676	3,227	2,501
Net income attributable to common stockholders	$40,815	$176,340	$218,001	$416,041

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.15	$0.44	$0.75	$0.74
Income from discontinued operations	—	0.20	0.04	0.78
Net income per common share	$0.15	$0.64	$0.79	$1.53
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.15	$0.44	$0.73	$0.73
Income from discontinued operations	—	0.19	0.04	0.77
Net income per common share	$0.14	$0.63	$0.77	$1.49
Weighted-average common shares outstanding:
Basic	278,399	275,471	277,125	272,224
Diluted	283,462	281,395	282,919	278,848

Dividends per common share	$0.13	$0.09	$0.39	$0.27

(1) Includes amortization of upfront incentive consideration	$17,139	$9,525	$43,372	$31,575
(2) Includes stock-based compensation as follows:
Cost of revenue	$5,113	$2,853	$14,259	$9,288
Selling, general and administrative	7,800	4,351	21,753	14,040
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$41,862	$177,016	$221,228	$418,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax
Foreign CTA (losses) gains, net of tax	(819)	525	720	(1,056)
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	(18,558)	(198)	(18,558)
Net change in foreign CTA (losses) gains, net of tax	(819)	(18,033)	522	(19,614)
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $130, $130, $389 and $388	(229)	(228)	(686)	(687)
Amortization of actuarial losses, net of taxes of $(520), $(635), $(1,551) and $(1,909)	1,033	1,126	2,852	3,375
Total retirement-related benefit plans	804	898	2,166	2,688
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $(1,663), $3,517, $658 and $7,092	11,076	(9,589)	11,361	(17,383)
Reclassification adjustment for realized losses, net of taxes of $(154), $(600), $(494) and $(2,777)	227	1,970	1,240	8,902
Net change in unrealized gains (losses) on derivatives and available-for-sale securities, net of tax	11,303	(7,619)	12,601	(8,481)
Share of other comprehensive (loss) of joint venture	(336)	(7,249)	(336)	(6,327)
Other comprehensive income (loss)	10,952	(32,003)	14,953	(31,734)
Comprehensive income	52,814	145,013	236,181	386,808
Less: Comprehensive income attributable to noncontrolling interests	(1,047)	(676)	(3,227)	(2,501)
Comprehensive income attributable to Sabre Corporation	$51,767	$144,337	$232,954	$384,307

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$272,004	$321,132
Accounts receivable, net	452,494	375,789
Prepaid expenses and other current assets	158,158	81,167
Total current assets	882,656	778,088
Property and equipment, net of accumulated depreciation of $925,771 and $850,587	717,533	627,529
Investments in joint ventures	25,425	24,348
Goodwill	2,552,871	2,440,431
Acquired customer relationships, net of accumulated amortization of $625,458 and $561,876	405,597	416,887
Other intangible assets, net of accumulated amortization of $523,950 and $480,037	405,963	419,666
Deferred income taxes	93,695	44,464
Other assets, net	663,446	642,214
Total assets	$5,747,186	$5,393,627

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$117,681	$138,421
Accrued compensation and related benefits	78,251	99,382
Accrued subscriber incentives	227,652	185,270
Deferred revenues	193,010	165,124
Other accrued liabilities	203,910	221,976
Current portion of debt	115,345	190,315
Tax Receivable Agreement	100,284	—
Total current liabilities	1,036,133	1,000,488
Deferred income taxes	108,057	83,562
Other noncurrent liabilities	536,160	656,093
Long-term debt	3,313,541	3,169,344
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 283,809,002 and 279,082,473 shares issued, 279,296,316 and 274,955,830 shares outstanding at September 30, 2016 and December 31, 2015, respectively	2,838	2,790
Additional paid-in capital	2,082,172	2,016,325
Treasury Stock, at cost, 4,512,686 and 4,126,643 shares at September 30, 2016 and December 31, 2015, respectively	(121,278)	(110,548)
Retained deficit	(1,129,682)	(1,328,730)
Accumulated other comprehensive loss	(82,183)	(97,135)
Noncontrolling interest	1,428	1,438
Total stockholders’ equity	753,295	484,140
Total liabilities and stockholders’ equity	$5,747,186	$5,393,627

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$221,228	$418,542
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	303,956	254,854
Amortization of upfront incentive consideration	43,372	31,575
Litigation-related credits	(25,527)	(49,194)
Stock-based compensation expense	36,012	23,328
Allowance for doubtful accounts	9,232	6,745
Deferred income taxes	66,676	63,402
Joint venture equity income	(2,244)	(14,198)
Dividends received from joint venture investments	—	28,700
Amortization of debt issuance costs	6,738	4,893
Gain on remeasurement of previously-held joint venture interest	—	(86,082)
Loss on extinguishment of debt	3,683	33,235
Other	4,303	10,730
Income from discontinued operations	(10,858)	(213,499)
Changes in operating assets and liabilities:
Accounts and other receivables	(70,906)	(64,296)
Prepaid expenses and other current assets	(19,508)	5,249
Capitalized implementation costs	(64,577)	(49,642)
Upfront incentive consideration	(55,284)	(46,409)
Other assets	(18,105)	(55,439)
Accrued compensation and related benefits	(21,540)	10,294
Accounts payable and other accrued liabilities	8,424	60,554
Deferred revenue including upfront solution fees	17,459	16,368
Cash provided by operating activities	432,534	389,710
Investing Activities
Additions to property and equipment	(254,232)	(203,071)
Acquisition, net of cash acquired	(164,481)	(441,582)
Other investing activities	—	148
Cash used in investing activities	(418,713)	(644,505)
Financing Activities
Proceeds of borrowings from lenders	1,055,000	752,000
Payments on borrowings from lenders	(994,287)	(719,507)
Debt prepayment fees and issuance costs	(11,377)	(40,214)
Net proceeds on the settlement of equity-based awards	17,111	40,045
Cash dividends paid to common stockholders	(108,358)	(73,554)
Other financing activities	(4,736)	1,975
Cash (used in) provided by financing activities	(46,647)	(39,255)
Cash Flows from Discontinued Operations
Cash used in operating activities	(15,766)	(908)
Cash provided by investing activities	—	278,834
Cash (used in) provided by discontinued operations	(15,766)	277,926
Effect of exchange rate changes on cash and cash equivalents	(536)	(6,860)
(Decrease) increase in cash and cash equivalents	(49,128)	(22,984)
Cash and cash equivalents at beginning of period	321,132	155,679
Cash and cash equivalents at end of period	$272,004	$132,695
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2016. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
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
Stockholders’ Equity—During the nine months ended September 30, 2016, we issued 4,726,529 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $28 million in proceeds from the exercise of employee stock-option awards and paid $11 million of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid a quarterly cash dividend on our common stock of $0.13 per share, totaling $108 million, and $0.09 per share, totaling $74 million, during the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
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

In recent years, we have incurred significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative-effect adjustment as of January 1, 2016 to increase retained earnings by $92 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows.
In accordance with the updated standard, we elected to recognize actual forfeitures of equity-based awards as they occur. As we previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative-effect adjustment as of January 1, 2016 to reduce retained earnings by $2 million, net of tax.
For the nine months ended, September 30, 2016, we recognized $25 million in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.
Reclassifications—We reclassified all of our $30 million litigation settlement liability as of December 31, 2015 to other accrued liabilities in our consolidated balance sheet to conform to our current period presentation. As of September 30, 2016, our litigation settlement liability included in other accrued liabilities totaled $6 million.
2. Acquisitions
Airpas Aviation
In April 2016, we completed the acquisition of Airpas Aviation, a software provider and consultancy company which offers route profitability and cost management software solutions. We acquired all of the outstanding stock and ownership interest of Airpas Aviation for net cash consideration of $9 million, including the effect of net working capital adjustments. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of purchase price includes $9 million of assets acquired, primarily consisting of $4 million of goodwill, not deductible for tax purposes, and $5 million of intangible assets. The intangible assets consist mainly of $4 million of acquired customer relationships with a useful life of 10 years and $1 million of purchased technology with a useful life of 5 years. The preliminary purchase price allocation is subject to change, which is expected to be finalized in the fourth quarter of 2016. Airpas Aviation is integrated and managed as part of our Airline and Hospitality Solutions segment. The acquisition of Airpas Aviation did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in Europe, the Middle East, and Africa ("EMEA") and Asia Pacific ("APAC"). The net cash consideration for the Trust Group was $156 million, which includes the effect of net working capital adjustments. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
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

Cash and cash equivalents	$4,209
Accounts receivable	10,584
Other current assets	793
Goodwill	103,809
Intangible assets:
Customer relationships	52,292
Purchased technology	23,362
Trademarks and brand names	2,183
Property and equipment, net	1,556
Current liabilities	(11,370)
Deferred income taxes	(27,044)
Total acquisition price	$160,374

The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of the Trust Group in EMEA and APAC. The goodwill recognized is assigned to our Airline and Hospitality Solutions segment and is not deductible for tax purposes. The weighted-average useful lives of the intangible assets acquired are 13 years for customer relationships, 2 years for purchased technology and 2 years for trademarks and brand names.
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
As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. As of December 31, 2015, our restructuring accrual associated with this plan was $8 million, of which $1 million was paid in the nine months ended September 30, 2016. We did not recognize material restructuring charges in the nine months ended September 30, 2016. The plan is expected to be substantially complete by the first quarter of 2017, and we currently do not expect to incur significant additional charges in connection with the plan.

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
The following unaudited pro forma results of operations information is presented in thousands:

Nine Months Ended September 30, 2015
Revenue	$2,350,362
Income from continuing operations	126,531
Net income attributable to common stockholders	337,529
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
The following table summarizes the results of our discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$1,038	$—	$24,292
Cost of revenue	—	5,254	—	19,279
Selling, general and administrative	765	(42,046)	8,964	(20,538)
Operating loss	(765)	37,830	(8,964)	25,551
Other income (expense):
Gain on sale of businesses	—	30,709	305	294,276
Other, net	702	(321)	(1,126)	2,178
Total other (expense) income, net	702	30,388	(821)	296,454
(Loss) income from discontinued operations before income taxes	(63)	68,218	(9,785)	322,005
(Benefit) provision for income taxes(1)	331	14,326	(20,643)	108,506
Net (loss) income from discontinued operations	$(394)	$53,892	$10,858	$213,499
__________________________

(1)	In the first quarter 2016, we recognized a $17 million tax benefit associated with the resolution of uncertain tax positions; see Note 4, Income Taxes.

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
4. Income Taxes
Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 28% and 29%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards (see Note 1, General Information, for additional information related to our adoption of ASU 2016-09) and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes. The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the first quarter of 2016, we recognized a tax benefit of $17 million associated with the effective settlement of uncertain tax positions in our discontinued Travelocity business. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $56 million and $69 million as of September 30, 2016 and December 31, 2015, respectively.
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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million, excluding interest. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the 15th day of March subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect future payments under the TRA to be made over the next five years with no material payments occurring in 2016. As of September 30, 2016, the current portion of our Tax Receivable Agreement liability totaled $100 million, which includes accrued interest of less than $1 million. We expect to pay the current portion of the Tax Receivable Agreement liability in the first quarter of 2017. The remaining portion of $288 million is included in other noncurrent liabilities in our consolidated balance sheet as of September 30, 2016. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company.

5. Debt
As of September 30, 2016 and December 31, 2015, our outstanding debt included in our consolidated balance sheets totaled $3.429 million and $3,360 million, respectively, which are net of debt issuance costs of $29 million and $30 million, respectively, and unamortized discounts of $6 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2016 and December 31, 2015 (in thousands):

	Rate	Maturity	September 30, 2016	December 31, 2015
Senior secured credit facilities:
Term A facility(1)	L + 2.50%	November 2018	$592,500	$—
Term B facility	L + 3.00%	February 2019	1,420,896	1,721,750
Incremental term loan facility	L + 3.50%	February 2019	282,354	342,125
Term C facility	L + 3.00%	December 2017	49,313	49,313
New Revolver, $400 million(1)	L + 2.50%	November 2018	—	—
Extended Revolver, $370 million (2)	L + 2.75%	February 2019	—	—
Unextended Revolver, $35 million (2)	L + 3.75%	February 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	—	165,000
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility	5.80%	April 2017	80,065	80,984
Capital lease obligations			9,529	6,502
Face value of total debt outstanding			3,464,657	3,395,674
Less current portion of debt outstanding			(115,345)	(190,687)
Face value of long-term debt outstanding			$3,349,312	$3,204,987
______________________________

(1)
The Term Loan A and the New Revolver mature in July 2021 and include an accelerated maturity of November 19, 2018 if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021.

(2)	Replaced on July 18, 2016 by the New Revolver.
 Senior Secured Credit Facilities
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
The proceeds of $597 million, net of $3 million discount on Term Loan A, were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes. We recognized a $4 million loss on extinguishment of debt in connection with these transactions.
We had no balance outstanding under the New Revolver as of September 30, 2016 or under the Prior Revolver as of December 31, 2015. We had outstanding letters of credit totaling $36 million and $25 million as of September 30, 2016 and December 31, 2015, respectively, which reduced our overall credit capacity under the New and Prior Revolver.
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
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2017. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, we estimate that $0.5 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of September 30, 2016 and December 31, 2015, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	19,700	14,454	0.7337
Euro	US Dollar	1,800	2,031	1.1283
British Pound Sterling	US Dollar	18,100	25,143	1.3891
Indian Rupee	US Dollar	1,195,500	17,136	0.0143
Polish Zloty	US Dollar	263,250	67,470	0.2563
Singapore Dollar	US Dollar	44,600	32,525	0.7293

Outstanding Notional Amounts as of December 31, 2015
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	2,080	1,570	0.7548
US Dollar	Euro	2,870	3,169	1.1042
Australian Dollar	US Dollar	1,260	939	0.7452
Euro	US Dollar	2,870	3,122	1.0878
British Pound Sterling	US Dollar	18,075	27,415	1.5167
Indian Rupee	US Dollar	1,880,500	27,736	0.0147
Polish Zloty	US Dollar	226,500	59,120	0.2610
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2016 and 2015 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

In December 2014, we entered into eight forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2015, 2016 and 2017. There was no material hedge ineffectiveness for the three and nine months ended September 30, 2016. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2016, we estimate that $7 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign exchange contracts	Prepaid expenses and other current assets	$1,670	$—
Foreign exchange contracts	Other accrued liabilities	(1,184)	(1,759)
Interest rate swaps	Other accrued liabilities	(7,363)	(3,912)
Interest rate swaps	Other noncurrent liabilities	(12,073)	(9,822)
		$(18,950)	$(15,493)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign exchange contracts	$1,282	$(1,069)	$724	$(4,115)
Interest rate swaps	759	(4,255)	(3,637)	(9,003)
Total	$2,041	$(5,324)	$(2,913)	$(13,118)

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign exchange contracts	Cost of revenue	$227	$(1,970)	$1,240	$(8,902)
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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Available-for-sale Securities—Our available-for-sale securities include securities of a publicly-traded non-U.S. entity. The fair value of these securities is obtained from market quotes as of the last day of the period. Our available-for-sale securities are included in prepaid and other current assets as of September 30, 2016 and in other assets as of December 31, 2015 in our consolidated balance sheets.
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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2016	Level 1	Level 2	Level 3
Available-for-sale securities	$52,614	$52,614	$—	$—
Derivatives
Foreign currency forward contracts	486	—	486	—
Interest rate swap contracts	(19,436)	—	(19,436)	—
Total	$33,664	$52,614	$(18,950)	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$36,711	$36,711	$—	$—
Derivatives
Foreign currency forward contracts	(1,759)	—	(1,759)	—
Interest rate swap contracts	(13,734)	—	(13,734)	—
Total	$21,218	$36,711	$(15,493)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2016.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior unsecured notes due 2016, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our mortgage facility approximated its fair value as of September 30, 2016 and December 31, 2015. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value at		Carrying Value at
Financial Instrument	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Term A facility	$592,500	$—	$589,766	$—
Term B facility	1,428,000	1,705,609	1,417,249	1,716,048
Incremental term loan facility	283,589	339,559	282,354	342,125
Term C facility	49,436	49,251	49,216	49,157
New Revolver, $400 million	—	—	—	—
Extended Revolver, $370 million (1)	—	—	—	—
Unextended Revolver, $35 million (1)	—	—	—	—
5.375% Senior secured notes due 2023	545,900	528,013	530,000	530,000
5.25% Senior secured notes due 2023	511,250	494,375	500,000	500,000
Senior unsecured notes due 2016	—	165,804	—	164,628

______________________________

(1)	Replaced on July 18, 2016 by the New Revolver.

8. Accumulated Other Comprehensive Income (Loss)
As of September 30, 2016 and December 31, 2015, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Defined benefit pension and other post retirement benefit plans	$(88,481)	$(90,647)
Unrealized gain (loss) on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	6,216	(6,391)
Unrealized foreign currency translation gain (loss)	82	(97)
Total accumulated other comprehensive loss, net of tax	$(82,183)	$(97,135)
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
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$42,256	$123,124	$210,370	$205,043
Less: Net income attributable to noncontrolling interests	1,047	676	3,227	2,501
Net income from continuing operations available to common stockholders, basic and diluted	$41,209	$122,448	$207,143	$202,542
Denominator:
Basic weighted-average common shares outstanding	278,399	275,471	277,125	272,224
Add: Dilutive effect of stock options and restricted stock awards	5,063	5,924	5,794	6,624
Diluted weighted-average common shares outstanding	283,462	281,395	282,919	278,848
Earning per share from continuing operations:
Basic	$0.15	$0.44	$0.75	$0.74
Diluted	$0.15	$0.44	$0.73	$0.73

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the three and nine months ended September 30, 2016 and 2015, respectively.
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
We believe that our business practices and contract terms are lawful, and we will continue to vigorously defend against the remaining claims. The trial on the remaining claims commenced in October 2016 and is expected to conclude in December 2016.
We believe that the claims associated with this case are not probable and therefore have not accrued any losses as of September 30, 2016. We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing or utilize our revolving credit facility. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $42 million as of September 30, 2016. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL's Indian subsidiary is also subject to litigation by the India Director General (Service Tax) ("DGST"), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. No provision has been recorded for this matter as we believe we will ultimately prevail.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of September 30, 2016 and December 31, 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three and nine months ended September 30, 2016 and 2015. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.

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
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Travel Network	$582,364	$569,190	$1,805,750	$1,571,635
Airline and Hospitality Solutions	262,391	218,978	752,940	640,510
Eliminations	(5,773)	(3,166)	(14,923)	(9,704)
Total revenue	$838,982	$785,002	$2,543,767	$2,202,441

Adjusted Gross Profit (a)
Travel Network	$255,657	$263,732	$842,557	$733,778
Airline and Hospitality Solutions	114,136	99,373	323,481	284,354
Corporate	(24,812)	(16,297)	(59,596)	(37,778)
Total	$344,981	$346,808	$1,106,442	$980,354

Adjusted EBITDA (b)
Travel Network	$219,865	$231,230	$744,626	$669,274
Airline and Hospitality Solutions	95,072	85,275	269,955	237,748
Total segments	314,937	316,505	1,014,581	907,022
Corporate	(77,080)	(74,839)	(217,760)	(194,197)
Total	$237,857	$241,666	$796,821	$712,825

Depreciation and amortization
Travel Network	$19,519	$15,947	$57,725	$45,571
Airline and Hospitality Solutions	41,732	32,363	114,080	107,270
Total segments	61,251	48,310	171,805	152,841
Corporate	47,979	39,927	132,151	102,013
Total	$109,230	$88,237	$303,956	$254,854

Adjusted Capital Expenditures (c)
Travel Network	$25,763	$18,957	$72,918	$46,515
Airline and Hospitality Solutions	68,990	61,370	200,455	168,349
Total segments	94,753	80,327	273,373	214,864
Corporate	16,195	14,862	45,436	37,849
Total	$110,948	$95,189	$318,809	$252,713
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted Gross Profit	$344,981	$346,808	$1,106,442	$980,354
Less adjustments:
Selling, general and administrative	155,182	166,324	435,924	412,042
Cost of revenue adjustments:
Depreciation and amortization (1)	77,397	59,334	209,276	177,080
Amortization of upfront incentive consideration (2)	17,139	9,525	43,372	31,575
Stock-based compensation	5,113	2,853	14,259	9,288
Operating income	$90,150	$108,772	$403,611	$350,369

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA	$237,857	$241,666	$796,821	$712,825
Less adjustments:
Depreciation and amortization of property and equipment (1a)	58,271	49,247	168,150	157,154
Amortization of capitalized implementation costs (1b)	11,529	7,606	28,228	23,032
Acquisition-related amortization (1c)	39,430	31,384	107,578	76,270
Amortization of upfront incentive consideration (2)	17,139	9,525	43,372	31,575
Interest expense, net	38,002	40,581	116,414	129,643
Loss on extinguishment of debt	3,683	—	3,683	33,235
Other, net (3)	(281)	(92,568)	(4,517)	(88,320)
Restructuring and other costs (4)	583	8,888	1,823	8,888
Acquisition-related costs (5)	90	9,350	714	13,214
Litigation costs, net (6)	7,034	9,318	5,089	14,797
Stock-based compensation	12,913	7,204	36,012	23,328
Provision for income taxes	7,208	38,007	79,905	84,966
Income from continuing operations	$42,256	$123,124	$210,370	$205,043
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. Additionally, in the third quarter of 2015, we recognized a gain of $86 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation (see Note 2, Acquisitions).

(6)	Litigation costs, net represent charges and legal fee reimbursements associated with antitrust litigation (see Note 10, Contingencies).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Additions to property and equipment	$89,639	$75,108	$254,232	$203,071
Capitalized implementation costs	21,309	20,081	64,577	49,642
Adjusted Capital Expenditures	$110,948	$95,189	$318,809	$252,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "expects," "potential," "will," "estimates," "outlook," "should," "may," "intend," "believes," "anticipates," "predicts," "plans," or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties, and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 19, 2016. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Travel Network
Direct Billable Bookings - Air	110,585	107,361	3.0%	342,353	287,226	19.2%
Direct Billable Bookings - Non-Air	15,165	15,499	(2.2)%	46,078	44,197	4.3%
Total Direct Billable Bookings	125,750	122,860	2.4%	388,431	331,423	17.2%
Airline Solutions Passengers Boarded	206,332	141,994	45.3%	589,512	407,433	44.7%

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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$40,815	$176,340	$218,001	$416,041
Loss (income) from discontinued operations, net of tax	394	(53,892)	(10,858)	(213,499)
Net income attributable to noncontrolling interests(1)	1,047	676	3,227	2,501
Income from continuing operations	42,256	123,124	210,370	205,043
Adjustments:
Acquisition-related amortization(2a)	39,430	31,384	107,578	76,270
Loss on extinguishment of debt	3,683	—	3,683	33,235
Other, net (4)	(281)	(92,568)	(4,517)	(88,320)
Restructuring and other costs (5)	583	8,888	1,823	8,888
Acquisition-related costs(6)	90	9,350	714	13,214
Litigation costs, net (7)	7,034	9,318	5,089	14,797
Stock-based compensation	12,913	7,204	36,012	23,328
Tax impact of net income adjustments	(30,349)	(15,806)	(66,698)	(54,573)
Adjusted Net Income from continuing operations	$75,359	$80,894	$294,054	$231,882
Adjusted Net Income from continuing operations per share	$0.27	$0.29	$1.04	$0.83
Diluted weighted-average common shares outstanding	283,462	281,395	282,919	278,848

Adjusted Net Income from continuing operations	$75,359	$80,894	$294,054	$231,882
Adjustments:
Depreciation and amortization of property and equipment(2b)	58,271	49,247	168,150	157,154
Amortization of capitalized implementation costs(2c)	11,529	7,606	28,228	23,032
Amortization of upfront incentive consideration(3)	17,139	9,525	43,372	31,575
Interest expense, net	38,002	40,581	116,414	129,643
Remaining provision for income taxes	37,557	53,813	146,603	139,539
Adjusted EBITDA	$237,857	$241,666	$796,821	$712,825
The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit and Adjusted EBITDA by business segment (in thousands):

	Three Months Ended September 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,489	$53,340	$(145,679)	$90,150
Add back:
Selling, general and administrative	37,583	19,405	98,194	155,182
Cost of revenue adjustments:
Depreciation and amortization(2)	18,446	41,391	17,560	77,397
Amortization of upfront incentive consideration(3)	17,139	—	—	17,139
Stock-based compensation	—	—	5,113	5,113
Adjusted Gross Profit	255,657	114,136	(24,812)	344,981
Selling, general and administrative	(37,583)	(19,405)	(98,194)	(155,182)
Joint venture equity income	718	—	—	718
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,073	341	30,419	31,833
Restructuring and other costs (5)	—	—	583	583
Acquisition-related costs(6)	—	—	90	90
Litigation costs(7)	—	—	7,034	7,034
Stock-based compensation	—	—	7,800	7,800
Adjusted EBITDA	$219,865	$95,072	$(77,080)	$237,857

	Three Months Ended September 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$205,386	$52,912	$(149,526)	$108,772
Add back:
Selling, general and administrative	34,258	14,287	117,779	166,324
Cost of revenue adjustments:
Depreciation and amortization(2)	14,563	32,174	12,597	59,334
Amortization of upfront incentive consideration(3)	9,525	—	—	9,525
Stock-based compensation	—	—	2,853	2,853
Adjusted Gross Profit	263,732	99,373	(16,297)	346,808
Selling, general and administrative	(34,258)	(14,287)	(117,779)	(166,324)
Joint venture equity income	372	—	—	372
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,384	189	27,330	28,903
Restructuring and other costs(5)			8,888	8,888
Acquisition-related costs(6)	—	—	9,350	9,350
Litigation costs(7)	—	—	9,318	9,318
Stock-based compensation	—	—	4,351	4,351
Adjusted EBITDA	$231,230	$85,275	$(74,839)	$241,666

	Nine Months Ended September 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$641,285	$155,875	$(393,549)	$403,611
Add back:
Selling, general and administrative	103,701	54,408	277,815	435,924
Cost of revenue adjustments:
Depreciation and amortization(2)	54,199	113,198	41,879	209,276
Amortization of upfront incentive consideration(3)	43,372	—	—	43,372
Stock-based compensation	—	—	14,259	14,259
Adjusted Gross Profit	842,557	323,481	(59,596)	1,106,442
Selling, general and administrative	(103,701)	(54,408)	(277,815)	(435,924)
Joint venture equity income	2,244	—	—	2,244
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,526	882	90,272	94,680
Restructuring and other costs (5)	—	—	1,823	1,823
Acquisition-related costs(6)	—	—	714	714
Litigation costs, net(7)	—	—	5,089	5,089
Stock-based compensation	—	—	21,753	21,753
Adjusted EBITDA	$744,626	$269,955	$(217,760)	$796,821

	Nine Months Ended September 30, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$576,328	$130,478	$(356,437)	$350,369
Add back:
Selling, general and administrative	82,742	47,302	281,998	412,042
Cost of revenue adjustments:
Depreciation and amortization(2)	43,133	106,574	27,373	177,080
Amortization of upfront incentive consideration(3)	31,575	—	—	31,575
Stock-based compensation	—	—	9,288	9,288
Adjusted Gross Profit	733,778	284,354	(37,778)	980,354
Selling, general and administrative	(82,742)	(47,302)	(281,998)	(412,042)
Joint venture equity income	14,198	—	—	14,198
Joint venture intangible amortization(2a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,438	696	74,640	77,774
Restructuring and other costs(5)	—	—	8,888	8,888
Acquisition-related costs(6)	—	—	13,214	13,214
Litigation costs(7)	—	—	14,797	14,797
Stock-based compensation	—	—	14,040	14,040
Adjusted EBITDA	$669,274	$237,748	$(194,197)	$712,825
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Additions to property and equipment	$89,639	$75,108	$254,232	$203,071
Capitalized implementation costs	21,309	20,081	64,577	49,642
Adjusted Capital Expenditures	$110,948	$95,189	$318,809	$252,713
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$432,534	$389,710
Cash used in investing activities	(418,713)	(644,505)
Cash used in financing activities	(46,647)	(39,255)

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$432,534	$389,710
Additions to property and equipment	(254,232)	(203,071)
Free Cash Flow	$178,302	$186,639
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

(4)
In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment related to the sale of a business in 2013. Additionally, in the third quarter of 2015, we recognized a gain of $86 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation.

(7)	Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Revenue	$838,982	$785,002	$2,543,767	$2,202,441
Cost of revenue	593,650	509,906	1,704,232	1,440,030
Selling, general and administrative	155,182	166,324	435,924	412,042
Operating income	90,150	108,772	403,611	350,369
Interest expense, net	(38,002)	(40,581)	(116,414)	(129,643)
Loss on extinguishment of debt	(3,683)	—	(3,683)	(33,235)
Joint venture equity income	718	372	2,244	14,198
Other income (expense), net	281	92,568	4,517	88,320
Income from continuing operations before income taxes	49,464	161,131	290,275	290,009
Provision for income taxes	7,208	38,007	79,905	84,966
Income from continuing operations	$42,256	$123,124	$210,370	$205,043

Three Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$582,364	$569,190	$13,174	2%
Airline and Hospitality Solutions	262,391	218,978	43,413	20%
Total segment revenue	844,755	788,168	56,587	7%
Eliminations	(5,773)	(3,166)	(2,607)	(82)%
Total revenue	$838,982	$785,002	$53,980	7%
Travel Network—Revenue increased $13 million, or 2%, for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $16 million to $540 million, mainly as a result of a 2% increase in Direct Billable Bookings to 126 million in the three months ended September 30, 2016. These increases were partially offset by a $3 million decrease in other revenue, primarily related to development of product services provided to third parties.

Airline and Hospitality Solutions—Revenue increased $43 million, or 20%, for the three months ended September 30, 2016 compared to the same period in the prior year. The $43 million increase in revenue primarily resulted from:

•
a $21 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended September 30, 2016 compared to the same period in the prior year. Passengers Boarded increased by 45% to 206 million for the three months ended September 30, 2016, driven by the cutover of American Airlines Group to SabreSonic CSS in the fourth quarter of 2015 and also by existing customers. The growth in PBs resulted in a $31 million increase in revenue for the three months ended September 30, 2016. This increase was partially offset by a $10 million decrease in non-PB revenue, primarily due to the expiration of a services contract that was extended with a significant customer in conjunction with a litigation settlement agreement with that customer in 2012;

•
a $10 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio, partially offset by a $6 million decrease in consulting revenue; and

•
a $18 million increase in Hospitality Solutions revenue for the three months ended September 30, 2016 compared to the same period in the prior year, driven primarily by an increase in Central Reservation System (“CRS”) revenue, mainly due to $8 million from new and existing customers and $11 million from the acquisition of the Trust Group.

Cost of Revenue

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$326,707	$305,458	$21,249	7%
Airline and Hospitality Solutions	148,256	119,606	28,650	24%
Eliminations	(5,630)	(3,152)	(2,478)	(79)%
Total segment cost of revenue	469,333	421,912	47,421	11%
Corporate	29,781	19,135	10,646	56%
Depreciation and amortization	77,397	59,334	18,063	30%
Amortization of upfront incentive consideration	17,139	9,525	7,614	80%
Total cost of revenue	$593,650	$509,906	$83,744	16%

Travel Network—Cost of revenue increased $21 million, or 7%, for the three months ended September 30, 2016 compared to the same period in the prior year, primarily as a result of an increase in incentive consideration in all regions and a $7 million impairment of a prepaid incentive for a European travel agency due to its insolvency.

Airline and Hospitality Solutions—Cost of revenue increased $29 million, or 24%, for the three months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs, which includes the impact of the Trust Group acquisition.
Corporate—Cost of revenue associated with corporate costs increased $11 million, or 56%, for the three months ended September 30, 2016 compared to the same period in the prior year. This increase was primarily due to higher shared technology labor costs.
Depreciation and amortization—Depreciation and amortization increased $18 million, or 30%, for the three months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and additional amortization of capital labor related to customer implementations. We also incurred an increase in amortization of definite-lived intangible assets associated with the acquisition of the Trust Group and Airpas Aviation.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $8 million, or 80%, for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies during 2016 and the fourth quarter of 2015. This increase includes an impairment of $2 million of upfront incentive consideration provided to a European travel agency due to its insolvency.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$155,182	$166,324	$(11,142)	(7)%
Selling, general and administrative expenses ("SG&A") decreased by $11 million, or 7%, for the three months ended September 30, 2016 compared to the same period in the prior year. Professional services and legal expenses decreased by $16 million, which includes $6 million of insurance reimbursements and $9 million in acquisition related costs from the 2015 acquisition of Abacus. Headcount costs increased $3 million due to $8 million of higher expenses to support the growth of the business and $3 million of higher stock-based compensation expenses, offset by reduction in restructuring costs of $8 million related to the 2015 acquisition of Abacus. Additionally, depreciation and amortization expenses increased $3 million due to the amortization of intangible assets obtained in the acquisition of the Trust Group and Airpas Aviation earlier this year.
Interest Expense, net

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$38,002	$40,581	$(2,579)	(6)%

Interest expense, net decreased $3 million, or 6%, for the three months ended September 30, 2016 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate from the partial extinguishment in December 2015 of our 8.35% senior unsecured notes due 2016, funded by the issuance of our 5.25% senior secured notes due 2023, and the maturity in March 2016 of our remaining senior unsecured notes. This decrease was partially offset by an increase in average debt outstanding compared to the same period in the prior year, the impacts of our interest rate swaps in the three months ended September 30, 2016, and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$3,683	$—	$3,683	**
________________
** Not meaningful
As a result of a prepayment of a portion of Term Loan B and Incremental Term Loan Facility in July 2016, we recognized a loss on extinguishment of debt of $4 million. See "Liquidity and Capital Resources—Senior Secured Credit Facilities."
Other Income, Net

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Other income (expense), net	$281	$92,568	$(92,287)	**
________________
** Not meaningful

Other income, net decreased by $92 million for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to the acquisition of Abacus. We recognized a gain of $86 million in the third quarter of 2015 as a result of the remeasurement of our previously-held 35% equity interest in SAPPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million in the same period in 2015 associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. These gains were partially offset by realized and unrealized foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$7,208	$38,007	$(30,799)	(81)%
Our effective tax rates for the three months ended September 30, 2016 and 2015 were 15% and 24%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards and U.S. federal research tax credits.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
Nine Months Ended September 30, 2016 and 2015
Revenue

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$1,805,750	$1,571,635	$234,115	15%
Airline and Hospitality Solutions	752,940	640,510	112,430	18%
Total segment revenue	2,558,690	2,212,145	346,545	16%
Eliminations	(14,923)	(9,704)	(5,219)	(54)%
Total revenue	$2,543,767	$2,202,441	$341,326	15%
Travel Network—Revenue increased $234 million, or 15%, for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to the acquisition of Abacus. Transaction-based revenue increased by $275 million to $1,674 million, mainly as a result of a 17% increase in Direct Billable Bookings to 388 million in the nine months ended September 30, 2016. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 3% compared to the same period in the prior year, which was driven by growth of 2% in North America and 5% in EMEA. In addition, other revenue increased by $12 million compared to the same period in the prior year. These increases were partially offset by a $52 million decrease in other revenue related to services we provided to Abacus prior to its acquisition in July 2015.
Airline and Hospitality Solutions—Revenue increased $112 million, or 18%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The $112 million increase in revenue primarily resulted from:

•
a $54 million increase in Airline Solutions’ SabreSonic CSS revenue for the nine months ended September 30, 2016 compared to the same period in the prior year. Passengers Boarded increased by 45% to 590 million for the nine months ended September 30, 2016, driven by the cutover of American Airlines Group to SabreSonic CSS in the fourth quarter of 2015 and also by existing customers. The growth in PBs resulted in a $88 million increase in revenue for the nine months ended September 30, 2016. This increase was partially offset by a $34 million decrease in non-PB revenue, primarily due to the expiration of a services contract that was extended with a significant customer in conjunction with a litigation settlement agreement with that customer in 2012;

•
a $23 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio, partially offset by a $12 million decrease in consulting revenue; and

•
a $48 million increase in Hospitality Solutions revenue for the nine months ended September 30, 2016 compared to the same period in the prior year driven primarily by an increase in CRS revenue. The increase was mainly driven by $18 million from new and existing customers and $30 million from the acquisition of the Trust Group.

Cost of Revenue

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$963,193	$837,857	$125,336	15%
Airline and Hospitality Solutions	429,460	356,156	73,304	21%
Eliminations	(14,693)	(9,680)	(5,013)	(52)%
Total segment cost of revenue	1,377,960	1,184,333	193,627	16%
Corporate	73,624	47,042	26,582	57%
Depreciation and amortization	209,276	177,080	32,196	18%
Amortization of upfront incentive consideration	43,372	31,575	11,797	37%
Total cost of revenue	$1,704,232	$1,440,030	$264,202	18%

Travel Network—Cost of revenue increased $125 million, or 15%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily the result of costs associated with Abacus' operations, an increase in incentive consideration primarily in North America and EMEA, and a $7 million impairment of a prepaid incentive for a European travel agency due to its insolvency.

Airline and Hospitality Solutions—Cost of revenue increased $73 million, or 21%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes and an increase in headcount-related costs, which includes the impact of the Trust Group acquisition.
Corporate—Cost of revenue associated with corporate costs increased $27 million, or 57%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily due to higher shared technology labor costs, including transition costs associated with our new information technology services agreement with Hewlett Packard Enterprise, LLC ("HPE").
Depreciation and amortization—Depreciation and amortization increased $32 million, or 18%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and additional amortization of capital labor related to customer implementations. We also incurred an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus, the Trust Group and Airpas Aviation.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $12 million, or 37%, for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies during 2016 and the fourth quarter of 2015. The increase includes upfront consideration provided to travel agencies served by Abacus and an impairment of $2 million upfront consideration provided to a European travel agency due to its insolvency.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$435,924	$412,042	$23,882	6%

SG&A increased by $24 million, or 6%, for the nine months ended September 30, 2016 compared to the same period in the prior year. This increase is primarily due to a $34 million increase in headcount-related expenses driven by the acquisitions of Abacus and the Trust Group, headcount growth to support the business, and a $7 million increase in stock-based compensation, offset by a $7 million decrease in restructuring expenses related to the 2015 acquisition of Abacus. Additionally, depreciation and amortization expenses increased $17 million due to the amortization of intangible assets obtained in the acquisition of Abacus in 2015, and the Trust Group and Airpas Aviation acquisitions earlier this year. Professional service expenses decreased $28 million primarily due to $12 million from insurance and legal fee reimbursements, and a $13 million decrease in acquisition-related costs from the 2015 acquisition of Abacus.

Interest Expense, net

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$116,414	$129,643	$(13,229)	(10)%

Interest expense, net decreased $13 million, or 10%, for the nine months ended September 30, 2016 compared to the same period in the prior year. The decrease was primarily the result of a lower effective interest rate from the partial extinguishment in December 2015 of our 8.35% senior unsecured notes due 2016, funded by the issuance of our 5.25% senior secured notes due 2023, and the maturity in March 2016 of our remaining senior unsecured notes. This decrease was partially offset by an increase in average debt outstanding compared to the same period in the prior year, the impacts of our interest rate swaps in the nine months ended September 30, 2016 and an increase in amortization of debt issuance costs.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$3,683	$33,235	$(29,552)	(89)%
Loss on extinguishment of debt decreased by $30 million, or 89%, compared to the same period in prior year. This was due to the refinancing of our 2019 Notes in April of 2015, which resulted in a loss on extinguishment of debt of $33 million, consisting of a redemption premium of $31 million and the make whole premium of $2 million representing scheduled interest payable for the period between the redemption date of April 29, 2015 and the first call date of May 15, 2015. This decrease was offset by an increase of $4 million of loss on extinguishment of debt due to the prepayment of a portion of Term Loan B in July 2016.

Joint Venture Equity Income

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Joint venture equity income	$2,244	$14,198	$(11,954)	(84)%

On July 1, 2015, we acquired the remaining 65% of a former joint venture, which represented the majority of our joint venture income for the nine months ended September 30, 2015. We do not expect significant joint venture income subsequent to this acquisition.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Other income (expense), net	$4,517	$88,320	$(83,803)	**
 ________________________
** not meaningful
Other income (expense), net decreased $84 million for the nine months ended September 30, 2016 compared to the prior year, primarily due to the acquisition of Abacus. We recognized a gain of $86 million in the third quarter of 2015 as a result of the remeasurement of our previously-held 35% equity interest in SAPPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million the same period in the prior year associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. This decrease was primarily offset by the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013 and realized and unrealized foreign currency exchange gains for the nine months ended September 30, 2016 compared to the prior year.

Provision for Income Taxes

	Nine Months Ended September 30,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$79,905	$84,966	$(5,061)	(6)%
Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 28% and 29%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions, excess tax benefits associated with employee equity-based awards and U.S. federal research tax credits, partially offset by an increase in foreign withholding taxes.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our revolving credit facility (see “—Senior Secured Credit Facilities”). Borrowing availability under our revolving credit facility is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2016 and December 31, 2015, our cash and cash equivalents, availability under our revolving credit facility and outstanding letters of credit were as follows (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$272,004	$321,132
Available balance under the revolving credit facility	364,015	380,603
Reductions to the revolving credit availability:
Outstanding revolving credit facility balance	—	—
Outstanding letters of credit	35,985	24,560

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2016 and December 31, 2015.
Liquidity Outlook
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures, share repurchases and dividends, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
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
We believe that cash flows from operations, cash and cash equivalents on hand and our revolving credit facility provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down our Term Loan B, Incremental Term Loan Facility or our Term Loan C. We intend either to refinance our $80 million mortgage note due April 1, 2017 or to fund its maturity through a sale and leaseback transaction or a combination of cash on hand, utilization of our revolving credit facility or debt offerings. We intend to fund the estimated TRA payments of $101 million, including interest, due in the first quarter of 2017 through a combination of cash on hand, utilization of our revolving credit facility or debt offerings.

Dividends
During the third quarter of 2016, we paid a quarterly cash dividend of $0.13 per share of our common stock totaling $36 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Amendments to Amended and Restated Credit Agreement
On July 18, 2016, Sabre GLBL Inc. entered into a series of amendments to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class and to replace the existing revolving credit facility with a new revolving credit facility. See “—Senior Secured Credit Facilities” for additional information.
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
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that have impacted our airline customers in Venezuela. During the nine months ended September 30, 2016, we collected $4 million from customers in Venezuela, all of which was outstanding as of December 31, 2015. Accounts receivable outstanding from customers in Venezuela totaled $20 million as of September 30, 2016, which will be recognized as revenue when cash is received.
Secondary Public Offering
During the nine months ended September 30, 2016, certain of our stockholders sold an aggregate of 20,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
Senior Secured Credit Facilities
On February 19, 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million, which we now refer to as the Prior Revolver. On September 30, 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). On July 18, 2016, Sabre GLBL entered into the Credit Agreement Amendments to provide for the Term Loan A with an aggregate principal amount of $600 million and to replace the Prior Revolver with the $400 million New Revolver. The proceeds of $597 million (net of $3 million discount) from the Term Loan A were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes. As of September 30, 2016, we had outstanding face value amounts of $593 million on our Term

Loan A, $1,421 million on our Term Loan B, $282 million on our Incremental Term Loan Facility, $49 million on our Term Loan C, and no outstanding balance on the New Revolver.
The Term Loan A matures in July 2021 and amortizes in equal quarterly installments of 1.25% during the first two years of its term and 2.50% during the next three years of its term. The Term Loan B and Incremental Term Loan Facility mature in February 2019 and no longer require quarterly principal payments as a result of the Credit Agreement Amendments. The Term Loan C matures in December 2017, with $17 million due in September 2017 and the remaining $32 million due in December 2017. We are scheduled to make $47 million in principal payments on our senior secured credit facilities over the next twelve months, consisting of $30 million for the Term Loan A and $17 million for the Term Loan C. The Term Loan A and the New Revolver mature in July 2021 and include an accelerated maturity of November 19, 2018, if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. The amount of the New Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the New Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margin for the Term Loan B is 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings, with a step up to 3.25% for Eurocurrency borrowings and 2.25% for base rate borrowings if the Senior Secured Leverage Ratio is more than 3.25 to 1.00. The applicable margins for the Incremental Term Loan Facility are 3.50% for Eurocurrency borrowings and 2.50% for base rate borrowings, with a step down to 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings if the Senior Secured Leverage Ratio is less than or equal to 3.00 to 1.00.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Prior to July 18, 2016, this ratio applied if our revolver utilization exceeded a certain threshold and was calculated as senior secured debt (net of cash) to EBITDA, as defined by the credit agreement. The maximum ratio was 4.5 to 1.0 for 2015 and 4.0 to 1.0 until July 18, 2016. The definition of EBITDA is based on a trailing twelve months EBITDA adjusted for certain items including non-recurring expenses and the pro forma impact of cost saving initiatives. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets. Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million, excluding interest, and will be made over the next five years. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the 15th day of March subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We expect no material payments to occur in 2016 and expect to make estimated payments of $101 million, including interest, in the first quarter of 2017. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Amounts in thousands)
Cash provided by operating activities	$432,534	$389,710
Cash used in investing activities	(418,713)	(644,505)
Cash (used in) provided by financing activities	(46,647)	(39,255)
Cash (used in) provided by discontinued operations	(15,766)	277,926
Effect of exchange rate changes on cash and cash equivalents	(536)	(6,860)
(Decrease) increase in cash and cash equivalents	$(49,128)	$(22,984)

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016 was $433 million and consisted of net income from continuing operations of $210 million, adjustments for non-cash and other items of $446 million and a decrease in cash from changes in operating assets and liabilities of $224 million. The adjustments for non-cash and other items consist primarily of $304 million of depreciation and amortization, $67 million of deferred income taxes, $43 million in amortization of upfront incentive consideration, and $36 million stock-based compensation expense, partially offset by $26 million of litigation related credits. The decrease in cash from changes in operating assets and liabilities of $224 million was primarily the result of a $71 million increase in accounts receivable due to seasonality, $55 million used for upfront incentive consideration, $65 million used for capitalized implementation costs, $38 million increase in prepaid expenses and other assets, and a $22 million decrease in accrued compensation and related benefits. These decreases were partially offset by an increase of $17 million in deferred revenue primarily due to upfront solution fees and an increase of $8 million in accounts payable and other accrued liabilities.
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
Investing Activities
For the nine months ended September 30, 2016, we used cash of $164 million for the acquisition of the Trust Group and Airpas Aviation and $254 million on capital expenditures, including $217 million related to software developed for internal use.
For the nine months ended September 30, 2015, we used cash of $442 million for the acquisition of the remaining 65% of SAPPL, and $203 million on capital expenditures, including $163 million related to software developed for internal use.

Financing Activities
For the nine months ended September 30, 2016, we used $47 million for financing activities. Significant highlights of our financing activities include:

•
we received proceeds of $597 million (net of $3 million discount) from the Term Loan A and used a portion of the proceeds to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility;

•	we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016;

•	we made draws on our Prior Revolver totaling $458 million and payments totaling $458 million resulting in no outstanding balance as of September 30, 2016;

•	we paid $108 million in dividends on our common stock; and

•
we received proceeds of $28 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

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
Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $16 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash flows used by discontinued operating activities in the nine months ended September 30, 2016 compared to 2015 is primarily due to a tax benefit associated with the resolution of uncertain tax positions.
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
Contractual Obligations
In March 2016, the remaining $165 million of our 8.35% senior unsecured notes matured which we repaid in full. In July 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class and to replace the revolving credit facility with a new revolving credit facility. See "—Liquidity and Capital Resources—Senior Secured Credit Facilities." In addition, we expect to make estimated payments of $101 million, including interest, under our TRA in the first quarter of 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2015 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2016.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2016 and year ended December 31, 2015.
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
The following risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of these factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.
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

•	political events like acts or threats of terrorism, hostilities, and war;

•	inclement weather, natural or man-made disasters; and

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
We are subject to a certain degree of revenue concentration among a portion of our customer base. Because of this concentration among a small number of customers, if an event were to adversely affect one of these customers, it could have a material impact on our business.
Our Travel Network business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry and the recent economic downturn, among other factors, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
Our Travel Network business depends on relationships with travel buyers.
Our Travel Network business relies on relationships with several large travel buyers, including travel management companies ("TMCs") and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels.

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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe, and we have expanded Travel Network's presence in APAC through the acquisition of SAPPL. Our geographic concentration in the United States and Europe, as well as our expanded focus in APAC, makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these regions.
Despite modest growth in the U.S. economy, there is still weakness in parts of the global economy, including increased unemployment, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. We cannot predict the magnitude, length or recurrence of recessionary or low-growth economic patterns, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
We derive the remainder of our revenues from Latin America, the Middle East and Africa and APAC. Any unfavorable economic, political or regulatory developments in these regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, markets that have traditionally had a high level of exports to China, or that have commodities-based economies, have experienced slowing or deteriorating economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
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
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may be insufficient to cover all our losses beyond any retention.

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

In addition, HPE has announced a plan to spin off its Enterprise Services segment business and merge it with CSC. There could be uncertainty, delays or disruptions in HPE’s services in anticipation or as a result of these transactions, which could result in additional costs or business disruptions for us.
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

Adapting to new technological and marketplace developments, such as IATA’s new distribution capability (“NDC”), may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our GDS with new capabilities to adapt to the changing technological environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors in the travel distribution market. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
We use open source software in our solutions and may use more open source software in the future. From time to time, there have been claims by companies claiming ownership of software that was previously thought to be open source and that was incorporated by other companies into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine or, in some cases, link our proprietary software solutions with or to open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions or license such proprietary solutions under the terms of a particular open source license or other license granting third parties certain rights of further use. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, we have announced that Tom Klein, President and Chief Executive Officer, intends to resign from Sabre and from our board of directors at the end of 2016. A subcommittee of the board consisting of Lawrence Kellner, Renee James and Joseph Osnoss has been formed to coordinate the search process. There may be some uncertainty in our business operations during the transition period as this subcommittee and the board work to identify a successor.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations, including our acquisition of Abacus in July 2015. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or the issuance of debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock. See "—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness."
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10, Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If this matter is not resolved favorably, we could be subject to monetary damages, including treble damages under the antitrust laws, payment of reasonable attorneys’ fees and costs, and depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. With respect to these proceedings, if declaratory or injunctive relief were to be granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model.

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
The defense of these actions, as well as any of the other actions described under Note 10, Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of indefinitely reinvested foreign earnings was approximately $235 million. If cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at September 30, 2016 contained goodwill and intangible assets, net totaling $3.4 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
The PCI Data Security Standard (“PCI DSS”) is a set of comprehensive requirements endorsed by credit card issuers for enhancing payment account data security that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with the PCI DSS is significant and may increase as the requirements change. We are tested periodically for compliance and completed our last annual assessment in September 2016. We were found to be compliant in that assessment. Compliance does not guarantee a completely secure environment. Moreover, compliance is an ongoing activity and the formal requirements continue to evolve as new threats and protective measures are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have a significant amount of indebtedness. As of September 30, 2016, we had $3.4 billion of indebtedness outstanding in addition to $364 million of availability under the revolving portion of our Amended and Restated Credit Agreement (as defined in Item 1. Financial Statements, Note 5, Debt), after taking into account the availability reduction of $36 million for letters of credit issued under the revolving portion. Our remaining outstanding mortgage note of $80 million matures on April 1, 2017. We have no other indebtedness due in the next twelve months. In July 2016, Sabre GLBL entered into the Credit Agreement Amendments to provide for the Term Loan A and to replace the Prior Revolver with the New Revolver. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" in Part I, Item 2. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the nine months ended September 30, 2016, foreign currency operations included $162 million of revenue and $510 million of operating expenses, representing approximately 6% and 24% of our total revenue and operating expenses, respectively. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 6% of our operating expenses for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
In 2016 and 2017, we are implementing a project to consolidate our business technology infrastructure to a single global ERP system. We expect to invest capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the ERP system, particularly ones that impact our financial reporting and accounting systems, could adversely affect our business. Even if we do not encounter these adverse effects, the design and implementation of the ERP system may be more costly than we anticipate, which could negatively impact our financial position, results of operations and cash flows. In addition, the ERP system will be outsourced to a third-party provider, and any disruption to those outsourced systems may negatively impact our business. See “—We rely on the availability and performance of information technology services provided by third parties, including HPE, which manages a significant portion of our systems.”
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
As of September 30, 2016, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock. Since the Principal Stockholders no longer hold more than 50% of the voting power of Sabre, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NASDAQ. Even though we are no longer a “controlled company” under NASDAQ listing rules, the Principal Stockholders will continue to have significant influence over us.
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
10.71
Revolving Facility Refinancing Amendment to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Revolving Credit Lenders party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016)

10.72
Amendment No. 2 to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016)

10.73
Second Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Incremental Term A Lenders party thereto (incorporated by reference to Exhibit 10.3 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016)

10.74+	Letter Agreement by and between Sabre Corporation and Alex Alt, dated August 31, 2016
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	November 2, 2016	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)