Form 10-K
period 2016-12-31
Sabre Corp
filed 2017-02-17
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2016, was $5,557,932,591. As of February 13, 2017, there were 277,129,005 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders to be held on May 24, 2017, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intend," “will,” “predicts,” “potential,” “anticipates,” “estimates,” should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
Business Segments
We operate through two business segments: Travel Network and Airline and Hospitality Solutions. Financial information about our business segments and geographic areas is provided in Note 16, Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
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
During 2015, we expanded Travel Network's presence in the Asia Pacific (“APAC”) region through the acquisition of the remaining 65% interest in Abacus International Pte Ltd, which is now named Sabre Asia Pacific Pte Ltd ("SAPPL"). SAPPL is a Singapore-based business-to-business travel e-commerce provider that serves APAC. Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us.

Airline and Hospitality Solutions
Our Airline and Hospitality Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines, hoteliers and other travel suppliers. Airline and Hospitality Solutions aggregates our Airline Solutions and Hospitality Solutions operating segments.
Airline Solutions—Our Airline Solutions business provides industry-leading and comprehensive software solutions that help our airline customers better market, sell, serve and operate. We offer airline software solutions in three functional suites: our reservation system, SabreSonic Customer Sales & Service (“SabreSonic”); and our commercial solutions, Sabre AirVision Marketing & Planning; and Sabre AirCentre Enterprise Operations. SabreSonic provides comprehensive capabilities around managing sales and customer service across an airline’s diverse touch points. Sabre AirVision Marketing & Planning is a set of strategic airline commercial planning solutions that focuses on helping our customers improve profitability and develop their brand. Sabre AirCentre Enterprise Operations is a set of strategic solutions that drive operational effectiveness through holistic planning and management of airline, airport and customer operations.
Hospitality Solutions—Our Hospitality Solutions business provides software and solutions to hoteliers around the world. Our offerings include distribution through our SynXis central reservation system (“CRS”), property management through SynXis Property Manager Solution (“PMS”), marketing services and professional services that optimize distribution and marketing.
In January 2016, we completed the acquisition of the Trust Group of Companies (“Trust Group”), a central reservation, revenue management and hotel marketing provider with a significant presence in Europe, the Middle East and Africa (“EMEA”) and in APAC. Inclusive of this acquisition, we provide our software and solutions to over 33,000 hotel properties around the world.
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

•	Geographic expansion beyond our traditional strengths by seeking to deepen our presence in high-growth geographies in Europe, including high-growth APAC, Eastern European markets and Latin America.

•
Pursuit of new customers and marketplace content through seeking to actively add new travel supplier content to Travel Network and continuing to pursue new customers for our Airline and Hospitality Solutions business.

•	Strengthen relationships with existing customers, including promoting the adoption of our products within and across our existing customers.
Customers
Travel Network customers consist of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and travelers and other sellers of travel and consumers of travel information. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and low-cost carriers (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hospitality Solutions has a global customer base of over 33,000 hotel properties of all sizes.
No individual customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014.
Sources of Revenue
Transactions—Bookings that generate fees directly to Travel Network (“Direct Billable Booking”) include bookings made through our GDS (e.g., air, car and hotel bookings) and through our joint venture partners in cases where we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves a travel supplier’s product on our GDS, for which we receive a fee. Transaction fees include, but are not limited to transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.

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
Professional Service Fees—Airline and Hospitality Solutions offerings that utilize the SaaS and hosted revenue model are sometimes sold as part of multiple-element agreements for which we also provide professional services, including consulting services. Our professional services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often, we provide these services during the implementation phase of our SaaS solutions.
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
Competition
We operate in highly competitive markets. Travel Network competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities and direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. Airline Solutions operates in an industry that is very competitive, which includes other providers of reservations systems and software applications solutions and airlines that develop their own software applications and reservations systems in-house. Primary competitors of Hospitality Solutions are in the hospitality CRS and PMS fields and hotels that develop their own software applications and CRSs in house, including global hotel chains.
Technology and Operations
Our technology strategy is based on achieving company-wide stability and performance at the most efficient price point. Significant investment has gone into building a centralized middleware environment with an emphasis on simplicity, security, and scalability. We invest heavily in software development, delivery and operational support capabilities and strive to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, and to accelerate our shift to open source and cloud-based solutions.
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
Employees
As of December 31, 2016, we employed approximately 10,000 people. We have not experienced any work stoppages and consider our relations with our employees to be good.
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “-Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. See “-Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We process, store, and transmit large amounts of data, including personally identifiable information ("PII") and payment card industry data ("PCI") of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by HP Enterprises, LLC ("HPE") or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience cybersecurity incidents that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in cybersecurity. We have in the past experienced cybersecurity incidents, and there is a risk that additional incidents could occur and sensitive or material information could be compromised in the future. The costs of any investigation of such future incidents, as well as any remediation related to these incidents, may be material.
Any physical or electronic break-in, cybersecurity incidents or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address such problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure.

The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
Any inability or failure to adapt to technological developments or the evolving competitive landscape could harm our business operations and competitiveness.
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards and trends and customer demands. For example, we currently utilize mainframe infrastructure technology for certain of our enterprise applications and platforms. Because the number of users and programmers able to service this technology is decreasing, migration to another business environment could cause us to incur substantial costs, result in instability and business interruptions and materially harm our business.
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
In our Travel Network business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three- to five-year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all. See “—Our Travel Network business is exposed to pricing pressure from travel suppliers."
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
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our Travel Network business depends on a relatively small number of U.S.-based airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See "—Our Travel Network business is exposed to pricing pressure from travel suppliers." In addition, consolidation among travel suppliers may result in one or more suppliers refusing to provide certain content to Sabre but rather making it exclusively available on the suppliers’ proprietary websites, hurting the competitive position of our GDS relative to those websites. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.
Our Travel Network business utilizes third-party distributor partners and joint ventures to extend our GDS services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since, in many cases, we do not exercise full management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our joint venture partners.
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" included in Part II, Item 7 for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
Despite modest growth in the U.S. economy, there is still weakness in other parts of the global economy, including increased unemployment, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. Furthermore, recent changes in the U.S. political environment have resulted in additional uncertainties with respect to travel restrictions, and the regulatory, tax and economic environment in the United States, which could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length or recurrence of recessionary or low-growth economic patterns, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
We derive the remainder of our revenues from Latin America, the Middle East and Africa and APAC. Any unfavorable economic, political or regulatory developments in these regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, markets that have traditionally had a high level of exports to China, or that have commodities-based economies, have continued to experience slowing or deteriorating economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to:

•	business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;

•	changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies;

•	adverse laws and regulatory requirements, including more comprehensive regulation in the EU and the possible effects of the Brexit vote;

•	difficulty in developing, managing and staffing international operations because of distance, language and cultural differences;

•	disruptions to or delays in the development of communication and transportation services and infrastructure;

•	consumer attitudes, including the preference of customers for local providers;

•	increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism;

•	export or trade restrictions or currency controls;

•	more restrictive data privacy requirements;

•	governmental policies or actions, such as consumer, labor and trade protection measures and travel restrictions;

•	taxes, restrictions on foreign investment and limits on the repatriation of funds;

•	diminished ability to legally enforce our contractual rights; and

•	decreased protection for intellectual property.
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees.

Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, Sean Menke has recently been elected as President and Chief Executive Officer of Sabre, effective December 31, 2016. Our business operations may be affected by the CEO transition, potentially resulting from modifications to our business strategies announced by our new CEO and increased long term investment in key areas, such as technology infrastructure, that may have a negative impact in the short term due to expected increases in operating expenses and capital expenditures.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations, including our acquisition of Abacus in July 2015. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any such transactions, we may need to raise external funds through the sale of equity or the issuance of debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock. See "-We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness."
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, including PCI or PII, or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “-Security breaches could expose us to liability and damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 15, Commitments and Contingencies, to our consolidated financial statements. For example, we recently received a verdict in the antitrust litigation with US Airways, although a final judgment has not yet been entered and our motion seeking judgment as a matter of law in our favor is pending. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a U.S. Department of Justice (“DOJ”) antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand (“CID”) from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. Depending on the outcome of any of these proceedings, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.

The defense of these actions, as well as any of the other actions described under Note 15, Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 15, Commitments and Contingencies, to our consolidated financial statements for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
Our business exposes us to the risk of product liability claims that are inherent in software development. We may inadvertently create defective software, or supply our customers with defective software or software components that we acquire from third parties, which could result in personal injury, property damage or other liabilities, and may result in warranty or product liability claims brought against us, our travel supplier customers or third parties.
Under our customer agreements, we generally must indemnify our customers for liability arising from intellectual property infringement claims with respect to our software. These indemnification obligations could be significant and we may not have adequate insurance coverage to protect us against all claims. The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future, require us to incur significant legal fees, decrease demand for any products that we successfully develop, divert management’s attention, and force us to limit or forgo further development and commercialization of these products. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial.
Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations. In particular, after a voluntary disclosure, we received a warning letter from the Bureau of Industry and Security regarding our failure to comply fully with the Export Administration Regulations as to software updates for a few travel agency customers located outside the United States. Although the Bureau of Industry and Security declined to prosecute or sanction us, if we were to violate the Export Administration Regulations again, the matter could be reopened or taken into consideration when investigating future matters and we may be subject to criminal prosecution or administrative sanctions.

Further, the United States has imposed economic sanctions that affect transactions with designated countries, including Cuba, Iran, Crimea region and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
We have GDS contracts with carriers that fly to Cuba, Iran, Crimea region and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan and Syria we believe that our activities are designed to comply with certain travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission and the Federal Communication Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted a new data protection law, which will apply beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we may also risk exposure to liabilities resulting from any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed any the limits of any applicable insurance policy we maintain. See “-Security breaches could expose us to liability and damage our reputation and our business.”
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
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of indefinitely reinvested foreign earnings was approximately $278 million. As of December 31, 2016, $123 million of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. If cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes of up to $44 million to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States in a taxable transaction to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at December 31, 2016 contained goodwill and intangible assets, net totaling $3.3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
Our pension plans in the aggregate are estimated to be unfunded by $120 million as of December 31, 2016. With approximately 5,070 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We are exposed to risks associated with PCI compliance.
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in September 2016. Compliance does not guarantee a completely secure environment. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have a significant amount of indebtedness. As of December 31, 2016, we had $3.5 billion of indebtedness outstanding in addition to $365 million of availability under our Revolver (as defined below), after taking into account the availability reduction of $35 million for letters of credit issued under our Revolver. Our remaining outstanding mortgage note of $80 million matures on April 1, 2017. Our remaining outstanding Term Loan C of $49 million matures in 2017. We have no other indebtedness due in the next twelve months. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. For the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 6% of our operating expenses for the year ended December 31, 2016 and for the year ended December 31, 2015, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
We are continuing to implement a project to consolidate our business technology infrastructure to a single global ERP system. We expect to invest capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the ERP system, particularly ones that impact our financial reporting and accounting systems, could adversely affect our business. Even if we do not encounter these adverse effects, the design and implementation of the ERP system may be more costly than we anticipate, which could negatively impact our financial position, results of operations and cash flows. In addition, the ERP system will be outsourced to a third-party provider, and any disruption to those outsourced systems may negatively impact our business. See “-We rely on the availability and performance of information technology services provided by third parties, including HPE, which manages a significant portion of our systems.”
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
As of January 31, 2017, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock and, consequently, have significant influence over us.
We are a party to an amended and restated Stockholders’ Agreement (as further amended and restated, the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest II (each as defined below). Pursuant to the Stockholders’ Agreement, each of the Silver Lake Funds and the TPG Funds currently has the right to designate for nomination two directors. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
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
Americas: Our corporate and business unit headquarters and domestic operations are located in a property which we own in Southlake, Texas, and in two leased offices located in Westlake, Texas. The Westlake leases expire in 2026 and include early termination options in 2022. There are 13 additional offices across North America and 11 offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these additional offices are leased.
Europe: Travel Network has its European regional headquarters in London, United Kingdom, with a lease that expires in 2027 and includes an early termination option in 2022. There are 23 additional offices across Europe that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.
APAC: Travel Network and Airline and Hospitality Solutions have their APAC regional operations headquarters in four offices located in Singapore, with two leases that expire in 2017 and two leases that expire in 2019. There are 37 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. 36 of these additional offices are leased and one property in Kuala Lumpur, Malaysia is owned.

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
Antitrust Litigation and DOJ Investigation
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed fewer than two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act, relating to our contracts with US Airways, which US Airways claims contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief by which US Airways sought to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. US Airways may appeal the court's rulings upon a final judgment.
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it $5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs.

We continue to believe that our business practices and contract terms are lawful, and we have filed a motion seeking judgment as a matter of law in favor of Sabre on the one claim on which the jury found for US Airways. To the extent the court declines to grant this motion and enters final judgment based on the jury’s verdict, we expect to file an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. To appeal the case, we may be required to post one or more supersedeas bonds that could equal the aggregate amount of the judgment entered plus interest. We expect to fund these bonds with cash on hand or letters of credit issued under our Revolver.
In light of the verdict, we have accrued a loss of $32 million as of December 31, 2016, which represents the trebling of the jury's damages award, as required by the Sherman Act, plus our estimate of attorneys’ fees, expenses and costs which we would be required to pay pursuant to the Sherman Act. We are unable to estimate the exact amount of the loss associated with the verdict, but estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled jury award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range has been recorded in selling, general and administrative expense. The amount of attorneys' fees and costs to be awarded is subject to briefing by the parties, which has not occurred yet, and final decision by the court. If we believe US Airways is not entitled under the law to recover all of the fees and costs it seeks to recover, we will dispute its request. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the claims associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2016. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in our previous litigation with American Airlines, which we settled in October 2012. Both insurance carriers admitted there is coverage and agreed to defend us, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. Although the carriers never withdrew their agreement to defend us, they recently have taken the position in the lawsuit that they had no duty to defend or indemnify us. If we prevail, we may recover some or all amounts previously tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. In December 2016, the judge issued an order on the parties’ competing motions for summary judgment.  The judge partially granted Sabre’s motion, concluding the carriers had a duty to defend Sabre in the underlying American Airlines litigation and that their conflict of interest precluded the carriers from controlling the defense of the litigation.  The judge denied the carriers’ motion seeking summary judgment and dismissal of Sabre’s complaint.  The carriers are appealing the summary judgment ruling.  To date, settlement discussions have been unsuccessful. Discovery is closed, and a trial date has been set for October 2017.
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
In addition, SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2013 and appeals for assessment years ending March 2006 through 2012 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of December 31, 2016. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL's Indian subsidiary is also subject to litigation by the India Director General (Service Tax) ("DGST"), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. We do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes
On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Travelocity Purchase Agreement, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to our previous long-term strategic marketing agreement with Expedia (the “Expedia SMA”). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms set forth in the Expedia SMA. We are jointly and severally liable for certain indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.
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

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of December 31, 2016 and 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the years ended December 31, 2016 and 2015. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 17, 2017, together with certain biographical information, are as follows:

Name	Age	Position
Lawrence W. Kellner	58	Executive Chairman of the Board and Director, Sabre
Sean Menke	48	Chief Executive Officer, President and Director, Sabre
Richard A. Simonson	58	Executive Vice President and Chief Financial Officer, Sabre
Alexander S. Alt	42	Executive Vice President, Sabre and President, Hospitality Solutions
Rachel A. Gonzalez	47	Executive Vice President and General Counsel, Sabre
Hugh W. Jones	53	Executive Vice President, Sabre and President, Sabre Airline Solutions
William G. Robinson	52	Executive Vice President and Chief Human Resources Officer, Sabre
Lawrence W. Kellner is executive chairman of the board. He has served as president of Emerald Creek Group, LLC, a private equity firm that he founded, since 2010. Mr. Kellner previously served as Sabre’s non-executive chairman of the board from 2013 to 2016 and is expected to return to this role following his service as executive chairman. He served as chairman and chief executive officer of Continental Airlines, Inc., an international airline company, from December 2004 through December 2009. Mr. Kellner served as president and chief operating officer of Continental Airlines from March 2003 to December 2004, as president from May 2001 to March 2003 and was a member of Continental Airlines’ board of directors from May 2001 to December 2009. He serves on the board of directors of The Boeing Company and Marriott International, Inc. Mr. Kellner graduated from the University of South Carolina with a bachelor of science degree in business administration.
Sean Menke was elected president and CEO effective December 31, 2016. Prior to that, he served as executive vice president and president of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as executive vice president and chief operating officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was executive vice president of resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as president and chief executive officer of Pinnacle Airlines, and from 2007 to 2010 as president and chief executive officer of Frontier Airlines. Frontier Airlines and Pinnacle Airlines filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 2008 and 2012, respectively. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University.
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
Alexander S. Alt is executive vice president, Sabre and president, Sabre Hospitality Solutions, and oversees one of the company's two Software as a Service (SaaS) businesses. Prior to being named president, Mr. Alt served in an expanded chief operating officer role at Sabre Hospitality Solutions, overseeing customer care, data services, implementations, call center and similar services. As part of the company's management team, he also helped drive overall business strategy. Before joining Sabre in 2012, Mr. Alt was senior vice president of global development and strategy at Rosewood Hotels & Resorts, where he played a key role in the global growth and expansion of the business. Prior to joining Rosewood in 2006, he was a senior engagement manager at McKinsey & Company. Earlier in his career, he worked in the finance department of Sabre as a manager and senior analyst in the financial planning and analysis group. Mr. Alt is a member of the Dallas Development Board of The Nature Conservancy and an advisory board member for the School of Undergraduate Studies at the University of Texas in Austin. He earned an MBA from Harvard Business School and a bachelor's degree in business from the University of Texas in Austin.

Rachel A. Gonzalez is executive vice president and general counsel of Sabre, a position she assumed in September 2014. She manages the global legal department responsible for legal strategy, regulatory affairs, corporate compliance and government affairs. Prior to joining Sabre, Ms. Gonzalez served as executive vice president, general counsel and corporate secretary with Dean Foods in Dallas, Texas from March 2013 to September 2014, and as executive vice president, general counsel designate from November 2012 to March 2013. Ms. Gonzalez joined Dean Foods in 2008 as chief counsel, corporate and securities and served as the deputy general counsel prior to her promotion in November 2012. Previously, Ms. Gonzalez was senior vice president and group counsel with Affiliated Computer Services. Ms. Gonzalez was a partner with the law firm of Morgan, Lewis & Bockius, where she focused on corporate finance, mergers and acquisitions, SEC compliance and corporate governance. Ms. Gonzalez serves on the Board of Directors of Girl Scouts of Northeast Texas and their Executive, Finance and Board Development Committees; she also serves as its Treasurer. Ms. Gonzalez is also a member of the board of directors of Dana Incorporated. Ms. Gonzalez earned her J.D. from Boalt Hall School of Law at the University of California, Berkeley and her bachelor’s degree in comparative literature from the University of California, Berkeley.
Hugh W. Jones is executive vice president and president of Sabre Airline Solutions and is a 27 year veteran of the travel industry. Immediately prior to being named to his current role in April 2011, Mr. Jones served as Travelocity’s president and CEO beginning in February 2009 and before that, he held a number of executive roles at Sabre including senior vice president and chief operating officer for our Travel Network and Airline and Hospitality Solutions businesses, where he oversaw airline supplier initiatives and global customer support. He also led Travel Network in North America and served as senior vice president and controller for Sabre. Mr. Jones began his career with American Airlines in 1988 and held a variety of finance positions including financial controller for the airline’s European and Pacific airport, sales and reservations operations. He currently serves on the board of directors and audit committee of Gogo Inc. Mr. Jones earned a master’s degree in business administration from Southern Methodist University and a bachelor’s degree in geology and geophysics from the University of Wisconsin.
William G. Robinson is executive vice president and chief human resources officer. He is responsible for leading Sabre’s global human resources organization, including talent management, organizational leadership and culture. Prior to joining Sabre in December 2013, Mr. Robinson served as the senior vice president and chief human resources officer at Coventry Health Care, a diversified managed health care company with 14,000 employees, from 2012 to 2013. From 2010 to 2011, Mr. Robinson served as senior vice president for human resources at Outcomes Health Information Solutions, a healthcare analytics and information company specializing in the optimization and acquisition of medical records. Prior to that, from 1990 to 2010, he worked for General Electric, where he held several human resources leadership roles in diverse industries including information technology, healthcare, energy and industrial. Most recently, he was the human resources leader within the GE Enterprise Solutions division where he led a global team in an organization of 20,000 employees in 200 locations worldwide. Mr. Robinson currently serves on the board of directors of American Public Education, Inc. He holds a M.A. in Human Resources Development from Bowie State University and a B.S. in Communications from Wake Forest University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” The following table sets forth, for the quarterly period indicated, the high and low market prices per share for our common stock, as reported on the NASDAQ Global Select Market:

	High	Low	Dividends Declared
Year Ended December 31, 2016:
Fourth Quarter	$27.99	$23.18	$0.13
Third Quarter	$29.34	$26.63	$0.13
Second Quarter	$29.35	$25.30	$0.13
First Quarter	$28.92	$23.18	$0.13
Year Ended December 31, 2015:
Fourth Quarter	$30.23	$27.63	$0.09
Third Quarter	$29.34	$23.93	$0.09
Second Quarter	$26.53	$23.57	$0.09
First Quarter	$24.48	$19.40	$0.09
As of February 13, 2017, there were 208 stockholders of record of our common stock.
We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. Our board of directors has declared a cash dividend of $0.14 per share of common stock which will be paid on March 30, 2017 to stockholders of record as of March 21, 2017. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.”
The following table contains information for common shares repurchased during the fourth quarter of 2016:

Period 2016	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	—
November 1 to November 30	2,513,633	$24.72	2,513,633	$37,874,267
December 1 to December 31	1,467,039	$25.82	1,467,039	—
Total	3,980,672	$25.12	3,980,672	—
________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

(2)
Share repurchases were made pursuant to a share repurchase program (the "Share Repurchase Program") authorized by our board of directors on November 2, 2016. This program was announced on November 3, 2016 and allowed for the purchase of up to $100 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. The Share Repurchase Program expired on December 31, 2016. Further share repurchases would require authorization by our board of directors.

Stock Performance Graph
The following graph shows a comparison from April 17, 2014, the date our common stock commenced trading on the NASDAQ Global Select Market, through December 31, 2016 of the cumulative total return for our common stock, the S&P 500 Index, S&P Software and Services Select Index and the NASDAQ Composite. The comparison assumes $100 was invested on April 17, 2014 in our common stock and in each of the indices and assumes reinvestment of dividends.
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
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2013 and 2012 is derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$3,373,387	$2,960,896	$2,631,417	$2,523,546	$2,382,148
Operating income (loss)	459,572	459,769	421,345	380,930	(6,586)
Income (loss) from continuing operations	241,390	234,555	110,873	52,066	(215,427)
Income (loss) from discontinued operations, net of tax	5,549	314,408	(38,918)	(149,697)	(394,410)
Net income (loss) attributable to Sabre Corporation	242,562	545,482	69,223	(100,494)	(611,356)
Net income (loss) attributable to common stockholders	242,562	545,482	57,842	(137,198)	(645,939)
Net Income (loss) per share attributable to common stockholders:
Basic	$0.87	$2.00	$0.24	$(0.77)	$(3.65)
Diluted	$0.86	$1.95	$0.23	$(0.74)	$(3.65)
Weighted-average common shares outstanding:
Basic	277,546	273,139	238,633	178,125	177,206
Diluted	282,752	280,067	246,747	184,978	177,206

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$699,400	$529,207	$387,659	$228,232	$308,164
Cash used in investing activities	(445,808)	(729,041)	(258,791)	(239,999)	(209,815)
Cash provided by (used in) financing activities	(190,025)	93,144	(71,945)	262,172	(25,120)
Additions to property and equipment	327,647	286,697	227,227	209,523	167,043
Cash payments for interest	151,495	154,307	197,782	255,620	264,990

Other Financial Data:
Adjusted Gross Profit	$1,460,675	$1,316,820	$1,146,792	$1,060,302	$998,607
Adjusted Net Income	370,937	308,072	232,477	182,187	147,734
Adjusted EBITDA	1,046,646	941,587	840,028	778,754	731,412
Adjusted Capital Expenditures	411,052	350,079	265,038	268,337	245,586
Free Cash Flow	371,753	242,510	160,432	18,709	141,121

Key Metrics:
Travel Network
Direct Billable Bookings - Air	445,050	384,309	321,962	314,275	326,175
Direct Billable Bookings - Non-Air	60,421	58,414	54,122	53,503	53,669
Total Direct Billable Bookings	505,471	442,723	376,084	367,778	379,844
Airline Solutions Passengers Boarded	789,260	584,876	510,713	478,088	405,420

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$364,114	$321,132	$155,679	$308,236	$126,695
Total assets(1)	5,724,570	5,393,627	4,643,073	4,755,708	4,711,245
Long-term debt(1)	3,276,281	3,169,344	3,040,009	3,643,548	3,420,927
Working capital deficit(1)	(312,977)	(222,400)	(201,052)	(268,272)	(428,569)
Redeemable preferred stock	—	—	—	634,843	598,139
Noncontrolling interest	2,579	1,438	621	508	88
Total stockholders’ equity	625,615	484,140	84,383	(952,536)	(876,875)
________________________________

(1)
In the fourth quarter of 2015, we adopted new accounting standards that changed the presentation of deferred tax assets and liabilities and debt issuance costs; see Note 1, Summary of Business and Significant Accounting Policies for additional information. We applied the new guidance on a retrospective basis to the balance sheet data as of December 31, 2014. The balance sheet data as of December 2013 and 2012 were not adjusted.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss) attributable to common stockholders	$242,562	$545,482	$57,842	$(137,198)	$(645,939)
Net (income) loss from discontinued operations, net of tax	(5,549)	(314,408)	38,918	149,697	394,410
Net income (loss) attributable to noncontrolling interests(1)	4,377	3,481	2,732	2,863	1,519
Preferred stock dividends	—	—	11,381	36,704	34,583
Income (loss) from continuing operations	241,390	234,555	110,873	52,066	(215,427)
Adjustments:
Impairment(2)	—	—	—	—	44,054
Gain on sale of business and assets	—	—	—	—	(25,850)
Acquisition-related amortization(3a)	143,425	108,121	99,383	132,685	129,869
Loss on extinguishment of debt	3,683	38,783	33,538	12,181	—
Other, net(5)	(27,617)	(91,377)	63,860	305	6,635
Restructuring and other costs(6)	18,286	9,256	10,470	27,921	5,408
Acquisition-related costs(7)	779	14,437	—	—	—
Litigation costs(8)	46,995	16,709	14,144	18,514	396,412
Stock-based compensation	48,524	29,971	20,094	3,387	4,365
Management fees(9)	—	—	23,701	8,761	7,769
Tax impact of net income adjustments(10), (12)	(104,528)	(52,383)	(143,586)	(73,633)	(205,501)
Adjusted Net Income from continuing operations	$370,937	$308,072	$232,477	$182,187	$147,734
Adjusted Net Income from continuing operations per share	$1.31	$1.10	$0.94	$0.98	$0.81
Diluted weighted-average common shares outstanding(11)	282,752	280,067	246,747	184,978	182,830

Adjusted Net Income from continuing operations	370,937	308,072	232,477	182,187	147,734
Adjustments:
Depreciation and amortization of property and equipment(3b)	233,303	213,520	157,592	123,414	96,668
Amortization of capitalized implementation costs(3c)	37,258	31,441	35,859	34,143	19,439
Amortization of upfront incentive consideration(4)	55,724	43,521	45,358	36,649	36,527
Interest expense, net	158,251	173,298	218,877	274,689	232,450
Remaining provision (benefit) for income taxes	191,173	171,735	149,865	127,672	198,594
Adjusted EBITDA	$1,046,646	$941,587	$840,028	$778,754	$731,412

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit and Adjusted EBITDA by business segment (in thousands):

	Year Ended December 31, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$835,248	$217,631	$(593,307)	$459,572
Add back:
Selling, general and administrative	132,537	71,685	421,931	626,153
Cost of revenue adjustments:
Depreciation and amortization(3)	72,110	153,204	62,039	287,353
Restructuring and other costs (6)	—	—	12,660	12,660
Amortization of upfront incentive consideration(4)	55,724	—	—	55,724
Stock-based compensation	—	—	19,213	19,213
Adjusted Gross Profit	1,095,619	442,520	(77,464)	1,460,675
Selling, general and administrative	(132,537)	(71,685)	(421,931)	(626,153)
Joint venture equity income	2,780	—	—	2,780
Selling, general and administrative adjustments:
Depreciation and amortization(3)	4,826	1,228	120,579	126,633
Restructuring and other costs (6)	—	—	5,626	5,626
Acquisition-related costs(7)	—	—	779	779
Litigation costs(8)	—	—	46,995	46,995
Stock-based compensation	—	—	29,311	29,311
Adjusted EBITDA	$970,688	$372,063	$(296,105)	$1,046,646

	Year Ended December 31, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$751,546	$180,448	$(472,225)	$459,769
Add back:
Selling, general and administrative	116,511	62,247	378,319	557,077
Cost of revenue adjustments:
Depreciation and amortization(3)	62,337	142,109	40,089	244,535
Amortization of upfront incentive consideration(4)	43,521	—	—	43,521
Stock-based compensation	—	—	11,918	11,918
Adjusted Gross Profit	973,915	384,804	(41,899)	1,316,820
Selling, general and administrative	(116,511)	(62,247)	(378,319)	(557,077)
Joint venture equity income	14,842	—	—	14,842
Joint venture intangible amortization(3a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(3)	3,428	904	102,613	106,945
Restructuring and other costs(6)	—	—	9,256	9,256
Acquisition-related costs(7)			14,437	14,437
Litigation costs(8)	—	—	16,709	16,709
Stock-based compensation	—	—	18,053	18,053
Adjusted EBITDA	877,276	323,461	(259,150)	941,587

	Year Ended December 31, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$657,326	$176,730	$(412,711)	$421,345
Add back:
Selling, general and administrative	102,059	56,195	309,340	467,594
Cost of revenue adjustments:
Depreciation and amortization(3)	58,533	104,926	34,950	198,409
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Restructuring and other costs(6)	—	—	6,042	6,042
Stock-based compensation	—	—	8,044	8,044
Adjusted Gross Profit	863,276	337,851	(54,335)	1,146,792
Selling, general and administrative	(102,059)	(56,195)	(309,340)	(467,594)
Joint venture equity income	12,082	—	—	12,082
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,174	992	88,055	91,221
Restructuring and other costs(6)	—	—	4,428	4,428
Litigation costs(8)	—	—	14,144	14,144
Stock-based compensation	—	—	12,050	12,050
Management fees(9)	—	—	23,701	23,701
Adjusted EBITDA	$778,677	$282,648	$(221,297)	$840,028

	Year Ended December 31, 2013
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$667,498	$135,755	$(422,323)	$380,930
Add back:
Selling, general and administrative	106,392	51,538	279,523	437,453
Cost of revenue adjustments:
Depreciation and amortization(3)	50,254	75,093	67,076	192,423
Amortization of upfront incentive consideration(4)	36,649	—	—	36,649
Restructuring and other costs(6)	—	—	11,491	11,491
Stock-based compensation	—	—	1,356	1,356
Adjusted Gross Profit	860,793	262,386	(62,877)	1,060,302
Selling, general and administrative	(106,392)	(51,538)	(279,523)	(437,453)
Joint venture equity income	12,350	—	—	12,350
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,253	2,227	90,135	94,615
Restructuring and other costs (6)	—	—	16,430	16,430
Litigation costs(8)	—	—	18,514	18,514
Stock-based compensation	—	—	2,031	2,031
Management fees(9)	—	—	8,761	8,761
Adjusted EBITDA	772,208	213,075	(206,529)	778,754

	Year Ended December 31, 2012
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$670,778	$114,272	$(791,636)	$(6,586)
Add back:
Selling, general and administrative	101,934	52,754	638,606	793,294
Impairment(2)	—	—	20,254	20,254
Cost of revenue adjustments:
Depreciation and amortization(3)	34,624	51,395	63,456	149,475
Amortization of upfront incentive consideration(4)	36,527	—	—	36,527
Restructuring and other costs(6)	—	—	4,283	4,283
Litigation costs(8)	—	—	(23)	(23)
Stock-based compensation	—	—	1,383	1,383
Adjusted Gross Profit	843,863	218,421	(63,677)	998,607
Selling, general and administrative	(101,934)	(52,754)	(638,606)	(793,294)
Joint venture equity income	21,287	—	—	21,287
Joint venture intangible amortization(3a)	3,200	—	—	3,200
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,036	615	90,650	93,301
Restructuring and other costs (6)	—	—	1,125	1,125
Litigation costs(8)	—	—	396,435	396,435
Stock-based compensation	—	—	2,982	2,982
Management fees(9)	—	—	7,769	7,769
Adjusted EBITDA	$768,452	$166,282	$(203,322)	$731,412
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Additions to property and equipment	$327,647	$286,697	$227,227	$209,523	$167,043
Capitalized implementation costs	83,405	63,382	37,811	58,814	78,543
Adjusted capital expenditures	$411,052	$350,079	$265,038	$268,337	$245,586
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cash provided by operating activities	$699,400	$529,207	$387,659	$228,232	$308,164
Cash used in investing activities	(445,808)	(729,041)	(258,791)	(239,999)	(209,815)
Cash provided by (used in) financing activities	(190,025)	93,144	(71,945)	262,172	(25,120)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cash provided by operating activities	$699,400	$529,207	$387,659	$228,232	$308,164
Additions to property and equipment	(327,647)	(286,697)	(227,227)	(209,523)	(167,043)
Free Cash Flow	$371,753	$242,510	$160,432	$18,709	$141,121
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

(2)
Impairment charges in 2012, represent our share of impairment charges recorded by our previous equity method investment, SAPPL, for $24 million and a $20 million impairment charge on assets associated with an abandoned corporate facility.

(3)	Depreciation and amortization expenses:

a.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in SAPPL's net assets prior to our acquisition of SAPPL on July 1, 2015.

b.	Depreciation and amortization of property and equipment includes software developed for internal use.

c.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

(4)
Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to five years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided upfront. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

(5)
In 2016, other, net primarily includes a gain of $15 million in the fourth quarter from the sale of our available-for-sale marketable securities, and $6 million gain from the first quarter associated with the receipt of an earn-out payment related to the sale of a business in 2013. In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our tax receivable agreement (“TRA”) liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.

(6)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In 2016, we recognized a $20 million charge to implement a plan to restructure a portion of our global workforce in support of funding our efforts to modernize our technology infrastructure, as well as to align and improve our operational efficiency to reflect expected changes by customers on implementation schedules for certain of Sabre Airline Solutions products, most of which will be paid in 2017. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, of which $2 million was paid as of December 31, 2016. In 2016, we reduced our restructuring liability by $4 million as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions.

(7)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation.

(8)
Litigation costs, net represent charges and legal fee reimbursements associated with antitrust litigation, including an accrual of $32 million as of December 31, 2016, representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Item 3, "Legal Proceedings"

(9)
We paid an annual management fee to TPG Global, LLC (“TPG”) and Silver Lake Management Company (“Silver Lake”) in an amount between (i) $5 million and (ii) $7 million, plus reimbursement of certain costs incurred by TPG and Silver Lake, pursuant to the management services agreement (the “MSA”). In addition, we paid a $21 million fee, in the aggregate, to TPG and Silver Lake in connection with our initial public offering in 2014. The MSA was terminated in conjunction with our initial public offering.

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

(12)
In the first quarter of 2016, we adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. For the year ended December 31, 2016, we recognized $35 million in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures.

We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, litigation costs, and stock-based compensation included in cost of revenue.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, preferred stock dividends, impairment, gain on sale of business and assets, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, management fees, and tax impact of net income adjustments.
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
Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets

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
Overview
We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global business-to-business travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hoteliers. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analytics.
A significant portion of our revenue is generated through transaction based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as upfront fees and professional service fees. Items that are not allocated to our business segments are identified as corporate and primarily include certain shared technology costs, stock-based compensation expense, litigation costs, corporate headcount-related costs, and other items that are not identifiable with either one of our segments.
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
On July 1, 2015, we completed the acquisition of the remaining 65% interest in SAPPL, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region. Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and together with SAPPL, “Abacus”). The net cash consideration for Abacus was $443 million. Abacus has been integrated and is managed as a region of our Travel Network business. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS.
In January 2016, we completed the acquisition of the Trust Group, a central reservation, revenue management and hotel marketing provider with a significant presence in EMEA and APAC, for net cash consideration of $156 million. The Trust Group has been integrated and is managed as part of our Airline and Hospitality Solutions segment.
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
Increasing technology infrastructure costs
We expect to continue to make significant investments in our information technology infrastructure to modernize, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, and to accelerate our shift to open source and cloud-based solutions. The costs associated with these investments will impact both our corporate-level product and technology operating expenses, as well as our capital expenditures. See "Liquidity and Capital Resources—Capital Expenditures and Implementation Costs."
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Initially, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems. By moving away from one time license fees to recurring monthly fees associated with our SaaS and hosted solutions, our revenue stream has become more predictable and sustainable. However, revenue recognition may be deferred due to the nature of this model and longer implementation schedules for larger suppliers. In the last part of 2016, implementation schedules for several airlines were delayed to future years. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.
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
Growing demand for continued technology improvements in the fragmented hotel market
Most of the hotel market is highly fragmented. Independent hotels and small to medium sized chains (groups of less than 300 properties) comprise a majority of hotel properties and available hotel rooms, with global and regional chains comprising the balance. Hotels use a number of different technology systems to distribute and market their products and operate efficiently. We offer technology solutions to all segments of the hospitality market. Our SynXis Enterprise Platform integrates critical hospitality systems to optimize distribution, operations, retailing and guest experience via one scalable, flexible and intelligent platform. As these markets continue to grow, we believe independent and enterprise hotel owners and operators will continue to seek increased connectivity and integrated solutions to ensure access to global travelers. We anticipate that this will contribute to the continued growth of Airline and Hospitality Solutions, which is ultimately dependent upon these hoteliers accepting and utilizing our products and services.
Geographic mix of Travel Network
There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMC and OTA customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will maintain share in North America and grow share in Europe, APAC and Latin America. For the year ended December 31, 2016, we derived approximately 54% of our Direct Billable Bookings from North America, 19% from APAC, 17% from EMEA and 10% from Latin America. For the year ended December 31, 2015, we derived approximately 61% of our Direct Billable Bookings from North America, 18% from EMEA and 21% from the rest of the world. We have initiated a plan to establish a regional operation company structure to better align geographic revenue generation, supplier relationships, and intellectual property with our global footprint, which is expected have a favorable impact on our consolidated results of operations over time.
Travel buyers can shift their bookings to or from our Travel Network business
Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, in late 2012, Expedia adopted a dual GDS provider strategy and shifted a sizeable portion of its business from our GDS to a competitor GDS, resulting in a year over year decline in our transaction volumes in 2013. Conversely, certain OTAs including eTraveli, TravelPlanet24 and Bravofly in EMEA shifted a portion of their business to our GDS.
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
Increasing travel agency incentive consideration
Travel agency incentive consideration is a large portion of Travel Network expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract. Although this consideration has been increasing in real terms, growing in the low-single digits on a per booking basis in recent years, it has been relatively stable as a percentage of Travel Network revenue over the last five years, partially due to our focus on managing incentive consideration. The incentive rate increases may continue to impact margins, which we expect to be partially offset by increased Travel Network revenue. To address the trend towards increasing incentive consideration, we are seeking to offer added products and content, such as Sabre Red Workspace, a SaaS product available to our travel buyers that provides an easy to use interface along with many travel agency workflow and productivity tools.
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
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Prior to our acquisition of the remaining interest in SAPPL on July 1, 2015, we generated revenue from certain services we provided SAPPL. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS. Airline and Hospitality Solutions also generates revenue through professional service fees and software licensing fees. Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.
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
Corporate cost of revenue includes expenses associated with our technology organization that provides development and support activities to our segments. The costs associated with our technology organization that do not get allocated to the segments based on the segments’ usage of resources primarily include shared technology infrastructure and labor costs. Corporate cost of revenue also includes stock-based compensation expense, professional service fees and other items that are not directly identifiable with our segments. Over time, we expect a substantial increase in stock-based compensation expense, as we have moved to granting broad-based equity awards annually, rather than biennially, beginning in March 2016 primarily in the form of restricted stock units.  These awards generally vest over a four-year period, with 25% vesting annually.  Stock compensation expense is based on the number of restricted stock units granted and the stock price on the date of grant, which is amortized over the four-year vesting period.
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of contract implementation costs which relates to Airline and Hospitality Solutions, intangible assets for technology purchased through acquisitions or established with our take-private transaction, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, including stock-based compensation, for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional service fees, certain settlement charges and costs to defend legal disputes, bad debt expense, depreciation and amortization and other overhead costs. Over time, we expect a substantial increase in stock-based compensation expense as described above.
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

	Year Ended December 31,			% Change
	2016	2015	2014	2016 - 2015	2015 - 2014
Travel Network
Direct Billable Bookings - Air	445,050	384,309	321,962	15.8%	19.4%
Direct Billable Bookings - Non-Air	60,421	58,414	54,122	3.4%	7.9%
Total Direct Billable Bookings	505,471	442,723	376,084	14.2%	17.7%
Airline Solutions Passengers Boarded	789,260	584,876	510,713	34.9%	14.5%
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Revenue	$3,373,387	$2,960,896	$2,631,417
Cost of revenue	2,287,662	1,944,050	1,742,478
Selling, general and administrative	626,153	557,077	467,594
Operating income	459,572	459,769	421,345
Interest expense, net	(158,251)	(173,298)	(218,877)
Loss on extinguishment of debt	(3,683)	(38,783)	(33,538)
Joint venture equity income	2,780	14,842	12,082
Other income (expense), net	27,617	91,377	(63,860)
Income from continuing operations before income taxes	328,035	353,907	117,152
Provision for income taxes	86,645	119,352	6,279
Income from continuing operations	$241,390	$234,555	$110,873

Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$2,374,849	$2,102,792	$272,057	13%
Airline and Hospitality Solutions	1,019,306	872,086	147,220	17%
Total segment revenue	3,394,155	2,974,878	419,277	14%
Eliminations	(20,768)	(13,982)	(6,786)	49%
Total revenue	$3,373,387	$2,960,896	$412,491	14%
Travel Network—Revenue increased $272 million, or 13%, for the year ended December 31, 2016 compared to the prior year. The increase in revenue primarily resulted from:

•
a $312 million increase in transaction-based revenue to $2,199 million due to growth in the business and the impact of the acquisition of Abacus in 2015. Direct Billable Bookings increased by 14% to 505 million in the year ended December 31, 2016. Excluding the impact of the acquisition of Abacus, Direct Billable Bookings increased by 3%, which was driven by growth of 6% in EMEA, 3% in North America and 1% in Latin America;

•
a decrease of $40 million in other revenue resulting from a $51 million decrease in other revenue related to services we provided to Abacus prior to the acquisition in July 2015, offset by an increase of $11 million primarily due to data analytic products revenue.

Airline and Hospitality Solutions—Revenue increased $147 million, or 17%, for the year ended December 31, 2016 compared to the prior year. The increase in revenue primarily resulted from:

•
a $66 million increase in Airline Solutions’ SabreSonic revenue for the year ended December 31, 2016 compared to the prior year. Passengers boarded increased by 35% to 789 million for the year ended December 31, 2016, driven primarily by the cutover to SabreSonic CSS for American Airlines Group and Alitalia in the fourth quarter of 2015 and 2016, respectively, and by growth of existing customers. Revenue increased by $105 million primarily as a result of growth in PBs for the year ended December 31, 2016. This increase was partially offset by a $39 million decrease in non-PB revenue, primarily due to the expiration of a service contract in the fourth quarter of 2015 in conjunction with a litigation settlement agreement with that customer in 2012. In addition, in the last part of 2016, implementation schedules for several airlines were delayed to future years;

•	a $32 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio;

•
a $66 million increase in Hospitality Solutions revenue to $225 million for the year ended December 31, 2016 compared to the prior year, primarily driven by an increase in CRS transactions. The increase was mainly driven by revenue growth of $26 million from new and existing customers and revenue growth of $40 million from the acquisition of the Trust Group; and

•	a $17 million decrease in discrete professional service fees revenue, as a result of certain unrealized customer contracts.
Cost of Revenue

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Travel Network	$1,279,231	$1,128,878	$150,353	13%
Airline and Hospitality Solutions	576,786	487,282	89,504	18%
Eliminations	(20,371)	(13,653)	(6,718)	49%
Total segment cost of revenue	1,835,646	1,602,507	233,139	15%
Corporate	108,939	53,487	55,452	104%
Depreciation and amortization	287,353	244,535	42,818	18%
Amortization of upfront incentive consideration	55,724	43,521	12,203	28%
Total cost of revenue	$2,287,662	$1,944,050	$343,612	18%

Travel Network—Cost of revenue increased $150 million, or 13%, for the year ended December 31, 2016 compared to the prior year. The increase was primarily the result of costs associated with Abacus' operations, an increase in incentive consideration primarily in EMEA and North America, and a $7 million impairment of a prepaid incentive for a European travel agency due its insolvency.
Airline and Hospitality Solutions—Cost of revenue increased $90 million, or 18%, for the year ended December 31, 2016 compared to the prior year. The increase was primarily the result of higher transaction-related expenses, driven by growth in transaction volumes and an increase in headcount-related costs, which included the impact the of the Trust Group acquisition.
Corporate—Cost of revenue associated with corporate costs increased $55 million, or 104%, for the year ended December 31, 2016 compared to the prior year. The increase was primarily due to higher shared technology infrastructure and labor costs, stock-based compensation expense, and other headcount-related costs, including a $12 million charge to implement a plan to restructure a portion of our global workforce in support of funding our efforts to modernize our technology infrastructure, as well as to align and improve our operational efficiency to reflect expected changes by customers on implementation schedules for certain of Airline Solutions products. We expect that incremental costs will continue to rise as we increase investment in the modernization, stability and security of our technology platforms, including accelerating the adoption of cloud and open architecture systems.
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $43 million, or 18%, for the year ended December 31, 2016 compared to the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and additional amortization of capitalized implementation costs. We also incurred an increase in amortization of definite-lived intangible assets associated with the acquisition of Abacus, the Trust Group and Airpas Aviation.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $12 million, or 28%, for the year ended December 31, 2016 compared to the prior year primarily due to an increase in upfront consideration provided to travel agencies during 2016 and second half of 2015. This increase includes an impairment of $2 million of upfront incentive consideration in 2016 provided to a European travel agency due to its insolvency.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Selling, general and administrative	$626,153	$557,077	$69,076	12%
Selling, general and administrative expenses (“SG&A”) increased by $69 million, or 12%, for the year ended December 31, 2016 compared to the prior year. This increase is primarily due to a $40 million increase in headcount-related expenses driven by the acquisitions of Abacus and the Trust Group, an increase in stock-based compensation of $11 million, and other headcount-related costs, including a $8 million charge to implement a plan to restructure a portion of our global workforce in support of funding our efforts to modernize our technology infrastructure, as well as to align and improve our operational efficiency to reflect expected changes by customers on implementation schedules for certain of Airline Solutions products. Depreciation and amortization expenses increased $18 million due to the amortization of intangible assets obtained in the acquisition of Abacus in 2015, and the Trust Group and Airpas Aviation acquisitions earlier this year. Litigation costs increased primarily due to the accrual of $32 million for the US Airways litigation, which represents the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs (See Note 15—Commitments and Contingencies), offset by $6 million of insurance reimbursements. Additionally, acquisition-related costs decreased by $14 million due to the acquisition of Abacus in 2015.
Interest Expense, net

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Interest expense, net	$158,251	$173,298	$(15,047)	(9)%
Interest expense, net, decreased $15 million, or 9%, for the year ended December 31, 2016 compared to the prior year. The decrease was primarily the result of a lower effective interest rate from the extinguishment of our 8.5% senior secured notes due 2019 in April 2015 and the partial extinguishment of our 8.35% senior unsecured notes due 2016 in December 2015, funded by the issuance of our 5.375% and 5.25% senior secured notes due 2023, respectively. Our senior unsecured notes due 2016 fully matured in March 2016. The decrease in our effective interest rate was partially offset by an increase in average debt outstanding compared to the same period in the prior year, the impacts of our interest rate swaps and an increase in amortization of debt issuance costs.

Loss on Extinguishment of Debt

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Loss on extinguishment of debt	$3,683	$38,783	$(35,100)	(91)%

Loss on extinguishment of debt decreased by $35 million, or 91%, for the year ended December 31, 2016 compared to the same period in prior year. We recognized a loss on extinguishment of debt of $4 million due to the prepayment of a portion of Term Loan B in July 2016. In 2015, as a result of the extinguishment of our senior secured notes due 2019 and the prepayment on our senior unsecured notes due 2016, we recognized losses on extinguishment of debt of $33 million and $6 million, respectively.
Joint Venture Equity Income

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Joint venture equity income	$2,780	$14,842	$(12,062)	(81)%

On July 1, 2015, we acquired the remaining 65% of SAPPL, which represented the majority of our joint venture income for the year ended December 31, 2015. We do not expect significant joint venture income subsequent to this acquisition.
Other (income), net

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Other (income), net	$(27,617)	$(91,377)	$63,760	(70)%
Other (income), net decreased $64 million, or 70%, for the year ended December 31, 2016 compared to the prior year, primarily due to the acquisition of Abacus. We recognized a gain from sale of available-for-sale securities of $15 million, receipt of an earn-out payment of $6 million associated with the sale of a business in 2013, and realized and unrealized foreign currency exchange gains for the year ended December 31, 2016. In 2015, we recognized a gain of $78 million as a result of the remeasurement of our previously-held 35% equity interest in SAPPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million during the year ended December 31, 2015 associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services.
Provision for Income Taxes

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$86,645	$119,352	$(32,707)	(27)%

Our effective tax rates for the years ended December 31, 2016 and 2015 were 26.4% and 33.7%, respectively. The decrease in the effective tax rate for the year ended December 31, 2016 as compared to the prior year is primarily due to the recognition of excess tax benefits on employee equity-based awards not previously recognized, due to the adoption of the new accounting standard, ASU 2016-09, offset by tax on the gain from sale of available-for-sale securities. See “—Recent Accounting Pronouncements."
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Year Ended December 31, 2015 and 2014
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
SG&A increased by $89 million, or 19%, for the year ended December 31, 2015 compared to the prior year. The acquisition of Abacus contributed $55 million to the increase in SG&A, primarily due to its costs of operations, $14 million in acquisition-related costs, $9 million in restructuring and related costs, and $10 million of amortization of acquired intangible assets. In addition, there were increases of $42 million in headcount related costs to support the growth of our business, including $6 million of stock-based compensation expense, $12 million in professional fees and $5 million in depreciation and amortization. These increases were partially offset by $24 million in management fees paid in the prior year to TPG and Silver Lake mainly in connection with our initial public offering.
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
On July 1, 2015, we acquired the remaining 65% of our former joint venture, SAPPL, which represents the majority of our joint venture income for the years ended December 31, 2015 and 2014. Joint venture equity income for the year ended December 31, 2015 includes a release of a significant tax reserve recorded by SAPPL, prior to the acquisition on July 1, 2015, due to the resolution of certain tax positions with a local tax authority.

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
_______________________
** not meaningful
Our effective tax rates for the years ended December 31, 2015 and 2014 were 33.7% and 5.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2015 as compared to the prior year is primarily due to items recognized in the year ended December 31, 2014 that did not reoccur in the year ended December 31, 2015, which include the reduction in the valuation allowance related to certain U.S. deferred tax assets and the settlement of a state income tax contingency in our favor. The increase is partially offset by an increase in earnings in lower tax jurisdictions and the $78 million gain on remeasurement of our previously-held equity interest in SAPPL, which is non-taxable.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2016 and 2015, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2016	2015
Cash and cash equivalents	$364,114	$321,132
Revolver outstanding balance	—	—
Available balance under the Revolver	365,006	380,603
Outstanding letters of credit	34,994	24,560
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2016 and 2015.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of indefinitely reinvested foreign earnings was approximately $278 million. As of December 31, 2016, $123 million of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If such cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes on up to $44 million of these funds to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds from our controlled foreign corporations to the United States in a taxable transaction to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Liquidity Outlook
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures, share repurchases and dividends will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including the multi-year $500 million share repurchase program announced in February 2017) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We intend to pay down our Term Loan B, Incremental Term Loan Facility and our Term Loan C through debt offerings. We intend to fund the maturity of our $80 million mortgage note due April 1, 2017 through debt offerings or through a combination of cash on hand or utilization of our Revolver. We funded TRA payments of $101 million, including interest, due in January of 2017 with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
Dividends
During the year ended December 31, 2016, we paid quarterly cash dividends on our common stock totaling $144 million and expect to continue to pay quarterly cash dividends thereafter. Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2017 to stockholders of record as of March 21, 2017. We funded the 2016 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
Acquisition of the Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC. The Trust Group has been integrated and is managed as part of our Airline and Hospitality Solutions segment. We paid net cash consideration of $156 million. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand.

Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty as well as the currency controls which has impacted our airline customers in Venezuela. During the year ended December 31, 2016, we collected $5 million from customers in Venezuela all of which was outstanding as of December 31, 2015. Accounts receivable outstanding from customers in Venezuela totaled $19 million as of December 31, 2016, which will be recognized as revenue when cash is received.
Share Repurchase Program
During the year ended December 31, 2016, we repurchased 3,980,672 shares totaling $100 million pursuant to a share repurchase program authorized by our Board of Directors on November, 2 2016. This program was announced on November 3, 2016 and allowed for the purchase of up to $100 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. This program was funded by cash on hand and expired on December 31, 2016. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions.
Capital Expenditures and Implementation Costs
Capitalized costs associated with software developed for internal use represent a significant portion of our capital expenditures and we expect such costs to increase as we continue to make significant investments in our information technology infrastructure to modernize, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, and to accelerate our shift to open source and cloud-based solutions. Capitalized implementation costs are upfront costs we incur related to the implementation of new customer contracts associated with our SaaS and hosted products. Implementation costs are sometimes partially offset by upfront solution fees that we charge and collect, depending on the customer contracts. During the year ended December 31, 2016, we incurred $328 million of capital expenditures, which includes $284 million related to software developed for internal use. We incurred $83 million of capitalized implementation costs and collected $84 million of upfront solution fees from customers. In 2017, we expect capital expenditures to range from approximately $360 million to $380 million and capitalized implementation costs to range from approximately $85 million to $95 million.
Senior Secured Credit Facilities
On February 19, 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million, which we now refer to as the Prior Revolver. On September 30, 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). On July 18, 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreements (the "Credit Agreement Amendments") to provide for the Term Loan A with an aggregate principal amount of $600 million and to replace the Prior Revolver a new revolving credit facility totaling $400 million (the "Revolver"). The proceeds of $597 million (net of $3 million discount) from the Term Loan A were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes. As of December 31, 2016, we had outstanding face value amounts of $585 million on our Term Loan A, $1,421 million on our Term Loan B, $282 million on our Incremental Term Loan Facility, $49 million on our Term Loan C, and no outstanding balance on the Revolver.
The Term Loan A matures in July 2021 and amortizes in equal quarterly installments of 1.25% during the first two years of its term and 2.50% during the next three years of its term. The Term Loan B and Incremental Term Loan Facility mature in February 2019 and no longer require quarterly principal payments as a result of the Credit Agreement Amendments. The Term Loan C matures in December 2017, with $17 million due in September 2017 and the remaining $32 million due in December 2017. We are scheduled to make $79 million in principal payments on our senior secured credit facilities over the next twelve months, consisting of $30 million for the Term Loan A and $49 million for the Term Loan C. The Term Loan A and the Revolver mature in July 2021 and include an accelerated maturity of November 19, 2018, if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the

Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margin for the Term Loan B is 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings, with a step up to 3.25% for Eurocurrency borrowings and 2.25% for base rate borrowings if the Senior Secured Leverage Ratio is more than 3.25 to 1.00. The applicable margins for the Incremental Term Loan Facility are 3.50% for Eurocurrency borrowings and 2.50% for base rate borrowings, with a step down to 3.00% for Eurocurrency borrowings and 2.00% for base rate borrowings if the Senior Secured Leverage Ratio is less than or equal to 3.00 to 1.00.
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
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2015, we were are not required to make an excess cash flow payment in 2016 and no excess cash flow payment is required in 2017 with respect to our results for the year ended December 31, 2016. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 6—Income Taxes) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 6—Income Taxes). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $387 million, excluding interest, and the majority of them will be made over the next five years. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the 15th day of March subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. No material payments occurred in 2016 and we made estimated payments of $101 million, including interest, in January 2017. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal net operating loss carryforwards ("NOLs") under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 6—Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.
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
Cash Flows
Operating Activities
Cash provided by operating activities for the year ended December 31, 2016 was $699 million and consisted of net income from continuing operations of $241 million, adjustments for non-cash and other items of $557 million and a decrease in cash from changes in operating assets and liabilities of $99 million. The adjustments for non-cash and other items consist primarily of $414 million of depreciation and amortization, $56 million in amortization of upfront incentive consideration, $49 million of stock-based compensation expense, and $48 million of deferred income taxes, partially offset by $26 million of litigation-related credits. The decrease in cash from changes in operating assets and liabilities of $99 million was primarily the result of $83 million used for capitalized implementation costs, $71 million used for upfront incentive consideration, a $13 million increase in accounts receivable, and a $12 million increase in prepaid expenses and other assets. These decreases were partially offset by an increase of $57 million in accounts payable and other accrued liabilities and an increase of $23 million in deferred revenue primarily due to upfront solution fees.
Cash provided by operating activities for the year ended December 31, 2015 was $529 million and consisted of net income from continuing operations of $235 million, adjustments for non-cash and other items of $455 million and a decrease in cash from changes in operating assets and liabilities of $160 million. The adjustments for non-cash and other items consist primarily of $351 million of depreciation and amortization, $97 million of deferred taxes, $44 million in amortization of upfront incentive consideration, $39 million loss on extinguishment of debt, $30 million of stock-based compensation and a $29 million dividend received from SAPPL prior to the acquisition; partially offset by the $78 million gain on the remeasurement of our previously-held interest in Abacus and $61 million of litigation-related credits. The decrease in cash from changes in operating assets and liabilities was primarily the result of a $67 million increase in other assets, mainly driven by deferred customer discounts, $64 million used for upfront incentive consideration and $63 million used for capitalized implementation costs; partially offset by an increase in accrued compensation and related benefits of $18 million and a decrease in accounts and other receivables of $11 million million.
Cash provided by operating activities for the year ended December 31, 2014 was $388 million and consisted of net income from continuing operations of $111 million, adjustments for non-cash and other items of $359 million and a decrease in cash from changes in operating assets and liabilities of $82 million. The adjustments for non-cash and other items consist primarily of $290 million of depreciation and amortization, $45 million in amortization of upfront incentive consideration, $34 million loss on extinguishment of debt and and $20 million of stock-based compensation expense; partially offset by $42 million of litigation related credits and $12 million of joint venture equity income. The decrease in cash from changes in operating assets and liabilities was primarily the result of a $79 million increase in other assets primarily due to a $50 million payment made to American Airlines in conjunction with the new Airline Solutions contract, $51 million used for upfront incentive consideration, and $38 million used for capitalized implementation costs, partially offset by a $52 million increase in accounts payable and other accrued liabilities and a $39 million increase in deferred revenue.

Investing Activities
For the year ended December 31, 2016, we used cash of $164 million for the acquisition of the Trust Group and Airpas Aviation and $328 million on capital expenditures, which includes $284 million related to software developed for internal use. The use of cash from investing activities was offset by proceeds received from the sale of our available-for-sale securities of $46 million.
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
Financing Activities
For the year ended December 31, 2016, we used $190 million for financing activities. Significant highlights of our financing activities include:

•
we received proceeds of $597 million (net of $3 million discount) from the Term Loan A and used a portion of the proceeds to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility;

•
we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016, paid down $26 million of the term loan outstanding as part of quarterly principal repayments;

•	we made draws on our Prior Revolver totaling $458 million and payments totaling $458 million resulting in no outstanding balance as of December 31, 2016;

•	we made payments of $13 million for capital leases;

•	we paid $144 million in dividends on our common stock; and

•	we received proceeds of $27 million from the settlement of employee stock-option awards;

•	we repurchased 3,980,672 shares of our common stock outstanding totaling $100 million.
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
Discontinued Travelocity Business
Cash flows (used in) provided by discontinued operating activities was $(19) million, less than $1 million, and $(206) million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash flows used by discontinued operating activities for the year ended December 31, 2016 compared to 2015 is primarily due to a tax benefit associated with the resolution of uncertain tax positions. The cash flows provided by discontinued operating activities in the year ended December 31, 2015 was primarily due to a $30 million refund received from the State of Hawaii associated with a favorable ruling in hotel occupancy tax litigation, offset by cash used to wind down the discontinued business. The cash flows used in discontinued operating activities in the year ended December 31, 2014, were primarily to pay down operating liabilities, mainly associated with travel supplier liabilities.
Cash flows provided by discontinued investing activities for the year ended December 31, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 15, Commitments and Contingencies, regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
As of December 31, 2016, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Total debt(1)	$243,108	$724,934	$1,777,653	$59,195	$54,738	$1,125,231	$3,984,859
Headquarters mortgage(2)	80,895	—	—	—	—	—	80,895
Operating lease obligations(3)	29,398	26,498	23,037	20,479	17,671	39,927	157,010
IT outsourcing agreement(4)	181,453	173,561	144,108	136,117	122,366	210,067	967,672
Purchase orders(5)	326,033	3,298	1,307	1,333	—	—	331,971
Letters of credit(6)	34,796	55	143	—	—	—	34,994
Unrecognized tax benefits(7)	—	—	—	—	—	—	71,176
Tax Receivable Agreement(8)	100,501	—	—	—	—	—	394,763
Total contractual cash obligations(9)	$996,184	$928,346	$1,946,248	$217,124	$194,775	$1,375,225	$6,023,340
_______________________

(1)
Includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2023 and capital lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 7, Debt, to our consolidated financial statements.

(2)	Includes all interest and principal related to our mortgage facility, which matures on April 1, 2017. See Note 7, Debt, to our consolidated financial statements.

(3)
We lease approximately one million square feet of office space in 114 locations in 53 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in 89 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt.

(4)
Represents minimum amounts due to HPE under the terms of an outsourcing agreement through which HPE manages a significant portion of our information technology systems. Actual payments may vary significantly from the minimum amounts presented.

(5)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2016. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(6)
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any stand‑by letters of credit during the years ended December 31, 2016, 2015 and 2014.

(7)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(8)
We paid $101 million, including interest, under our TRA in January 2017. See Note 6, Income Taxes, to our consolidated financial statements and “—Tax Receivable Agreement.” The exact timing of future payments under the TRA is uncertain and dependent on the timing of the realization of taxable income.

(9)	Excludes pension obligations, see Note 13, Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements
In August 2016, the FASB issued an updated guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this standard effective fourth quarter of 2016, which did not have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued an updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases,when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
In August 2014, the FASB issued new guidance which requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related footnote disclosures in certain circumstances. The assessment is required to be performed for each reporting period including interim periods. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We adopted this standard in the fourth quarter of 2016, and its adoption did not have an impact on our consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, we believe the allocation of contract revenues between various products and solutions, and the timing of when those revenues are recognized will be impacted primarily due to accounting for variable consideration within the standard. Additionally, the requirement to defer incremental costs to obtain a contract, and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline Solutions and Hospitality Solutions business. We are continuing to evaluate all of the provisions of each of these standards, and their impacts to our current accounting policies, processes, controls and systems.

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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple-element arrangements, (ii) collectability of accounts receivable, (iii) amounts for future cancellations of bookings processed through our GDS, (iv) determination of the fair value of assets and liabilities acquired in a business combination, (v) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (vi) assumptions utilized to test recoverability of capitalized implementation costs, (vii) amortization of deferred customer advances and discounts, and (vii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue Recognition and Multiple-Element Arrangements
Our agreements with customers of our Airline and Hospitality Solutions business may have multiple deliverables which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. In addition, from time to time, we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide software solutions through SaaS and hosted delivery. Due to these multiple-element arrangements, revenue recognition involves judgment, including estimates of the selling prices of goods and services, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.
The professional and implementation services are generally performed in the early stages of the agreements. Access to our GDS is provided over the full term of the contract. Software solutions through SaaS and hosted delivery are often not provided until implementation services are completed. We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, access to our GDS and our professional service fees are separated from the implementation and software hosting services. We account for separable elements on an individual basis with value assigned to each element based on its relative selling price. A comprehensive market analysis is performed on a periodic basis to determine the range of selling prices for each product and service. In making these judgments we analyze various factors, including competitive landscapes, value differentiators, continuous monitoring of market prices, customer segmentation and overall market and economic conditions. Based on these results, estimated selling prices are set for each product and service delivered to customers. Changes in judgments related to these items, or deterioration in industry or general economic conditions, could materially impact the timing and amount of revenue and costs recognized. Revenue for professional service fees is generally recognized as the services are performed and revenue for implementation services, access to our GDS and SaaS and hosted services is generally recognized on a transaction basis over the term of the agreement.
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

Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions, including assumptions related to market participants, the principal markets and highest and best use of the reporting units. We did not record any goodwill impairment charges for the year ended December 31, 2016 and 2015. Goodwill related to our other reporting units totaled $2,548 million as of December 31, 2016. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. A change of 10% in the future cash flow projections, risk-adjusted discount rates, and rates of growth used in our fair value calculations would not result in impairment of the remaining goodwill for any of our reporting units.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2016, 2015 and 2014.
The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 9, Fair Value Measurements, to our consolidated financial statements.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs.
Deferred Advances to Customers and Customer Discounts
Deferred advances to customers and customer discounts are amortized in future periods as the related revenue is earned. The assets are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com and other non-US subsidiaries of $72 million and $81 million as of December 31, 2016 and 2015, respectively. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
As of December 31, 2016, we had approximately $721 million of NOLs for U.S. federal income tax purposes. As a result of an ownership change during 2007 and 2015 (as defined in Section 382 of the Code which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. Approximately $664 million of these NOLs are tax benefits subject to the TRA, which provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries are deemed to realize as a result of the utilization of tax benefits.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. At December 31, 2016 and 2015, we had a liability, including interest and penalty, of $71 million and $86 million, respectively, for unrecognized tax benefits, which would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and travel supplier liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates.
Interest Rate Risk
As of December 31, 2016, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on our Revolver. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2016, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
In the fourth quarter of 2014, we entered into interest rate swaps that effectively convert $750 million of floating interest rate senior secured debt into a fixed rate obligation. The terms of the outstanding and matured interest rate swaps relevant to the years ended December 31, 2016, 2015, and 2014 were as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR	2.61%	December 29, 2017	December 31, 2018
Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
	$750 million	1 month LIBOR	1.48%	December 31, 2015	December 30, 2016
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 1.00% floor, increases in short-term interest rates would not impact our interest expense until LIBOR exceeded 1.00%. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a liability of $16 million and $14 million at December 31, 2016 and 2015, respectively.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively, including the impact of our Abacus acquisition on July 1, 2015. During the year ended December 31, 2015, foreign currency operations included $178 million of revenue and $481 million of operating expenses, representing approximately 6% and 19% of our total revenue and operating expenses, respectively.

The principal foreign currencies involved include the Euro, the Singapore Dollar, the British Pound Sterling, the Polish Zloty, the Indian Rupee and the Australian Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% and 6% of our operating expenses for each of the years ended December 31, 2016 and 2015, respectively. In recent years, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Euro, the British Pound Sterling, the Polish Zloty, the Indian Rupee and the Australian Dollar. In 2016, we hedged approximately 24% of our exposure in foreign currency operating expenses. In addition, approximately 32% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue. In 2016, we began hedging of our foreign currency exposure in operating expenses denominated in Singapore Dollars by entering into foreign currency forward contracts.
The notional amounts of our forward contracts totaled $154 million at December 31, 2016. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts recognized in our consolidated balance sheets was a $7 million and an $2 million liability as of December 31, 2016 and December 31, 2015, respectively.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Translation (losses) gains recognized as other comprehensive (loss) income were $(1) million, $(4) million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2016 and 2015, approximately $274 million or 74% and $252 million or 72%, respectively, of our trade accounts receivable were attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses.
As of December 31, 2016, 2015 and 2014, approximately 69%, 57%, and 58%, respectively, of our air customers make payments through the ACH which accounts for approximately 95%, 89% and 95%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sabre Corporation:
We have audited the accompanying consolidated balance sheets of Sabre Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabre Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sabre Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sabre Corporation:
We have audited Sabre Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Sabre Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sabre Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sabre Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2017

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$3,373,387	$2,960,896	$2,631,417
Cost of revenue	2,287,662	1,944,050	1,742,478
Selling, general and administrative	626,153	557,077	467,594
Operating income	459,572	459,769	421,345
Other (expense) income:
Interest expense, net	(158,251)	(173,298)	(218,877)
Loss on extinguishment of debt	(3,683)	(38,783)	(33,538)
Joint venture equity income	2,780	14,842	12,082
Other, net	27,617	91,377	(63,860)
Total other expense, net	(131,537)	(105,862)	(304,193)
Income from continuing operations before income taxes	328,035	353,907	117,152
Provision for income taxes	86,645	119,352	6,279
Income from continuing operations	241,390	234,555	110,873
(Loss) income from discontinued operations, net of tax	5,549	314,408	(38,918)
Net income	246,939	548,963	71,955
Net income attributable to noncontrolling interests	4,377	3,481	2,732
Net income attributable to Sabre Corporation	242,562	545,482	69,223
Preferred stock dividends	—	—	11,381
Net income attributable to common stockholders	$242,562	$545,482	$57,842

Basic net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.85	$0.85	$0.41
Income (loss) from discontinued operations	0.02	1.15	(0.16)
Net income (loss) per common share	$0.87	$2.00	$0.24
Diluted net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.84	$0.83	$0.39
Income (loss) income from discontinued operations	0.02	1.12	(0.16)
Net income per common share	$0.86	$1.95	$0.23
Weighted-average common shares outstanding:
Basic	277,546	273,139	238,633
Diluted	282,752	280,067	246,747

Dividend per common share	$0.52	$0.36	$0.18
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$246,939	$548,963	$71,955
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA (losses) gains, net of tax	(1,265)	(4,382)	7,794
Reclassification adjustment for realized losses on foreign CTA, net of taxes of $107, $12,152, and $0	(198)	(18,558)	—
Net change in foreign CTA (losses) gains, net of tax	(1,463)	(22,940)	7,794
Retirement-related benefit plans:
Net actuarial (loss), net of taxes of $9,701, $2,273 and $16,296	(17,223)	(4,060)	(28,554)
Amortization of prior service credits, net of taxes of $518, $516 and $516	(914)	(915)	(916)
Amortization of actuarial losses, net of taxes of $(2,123), $(2,545) and $(1,730)	3,748	4,500	3,058
Total retirement-related benefit plans	(14,389)	(475)	(26,412)
Derivatives and available-for-sale securities:
Unrealized losses (gains), net of taxes of $2,214, $5,753 and $2,604	4,307	(9,642)	(8,797)
Reclassification adjustment for realized (gains) losses, net of taxes of $1,170, $(3,312) and $(2,913)	(13,422)	10,646	4,086
Net change in derivatives and available-for-sale securities, net of tax	(9,115)	1,004	(4,711)
Share of other comprehensive (loss)/income of joint ventures	(697)	(4,921)	3,421
Other comprehensive loss	(25,664)	(27,332)	(19,908)
Comprehensive income	221,275	521,631	52,047
Less: Comprehensive income attributable to noncontrolling interests	(4,377)	(3,481)	(2,732)
Comprehensive income attributable to Sabre Corporation	$216,898	$518,150	$49,315
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$364,114	$321,132
Accounts receivable, net	400,667	375,789
Prepaid expenses and other current assets	88,600	81,167
Total current assets	853,381	778,088
Property and equipment, net	753,279	627,529
Investments in joint ventures	25,582	24,348
Goodwill	2,548,447	2,440,431
Acquired customer relationships, net	387,632	416,887
Other intangible assets, net	387,805	419,666
Deferred income taxes	95,285	44,464
Other assets, net	673,159	642,214
Total assets	$5,724,570	$5,393,627

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$168,576	$138,421
Accrued compensation and related benefits	102,037	99,382
Accrued subscriber incentives	216,011	185,270
Deferred revenues	187,108	165,124
Other accrued liabilities	222,879	221,976
Current portion of debt	169,246	190,315
Tax Receivable Agreement	100,501	—
Total current liabilities	1,166,358	1,000,488
Deferred income taxes	88,957	83,562
Other noncurrent liabilities	567,359	656,093
Long-term debt	3,276,281	3,169,344
Commitments and contingencies (Note 15)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 285,461,125 and 279,082,473 shares issued; 276,949,802 and 274,955,830 shares outstanding at December 31, 2016 and 2015, respectively	2,854	2,790
Additional paid-in capital	2,105,843	2,016,325
Treasury stock, at cost, 8,511,323 and 4,126,643 shares at December 31, 2016 and 2015 respectively	(221,746)	(110,548)
Retained deficit	(1,141,116)	(1,328,730)
Accumulated other comprehensive loss	(122,799)	(97,135)
Noncontrolling interest	2,579	1,438
Total stockholders’ equity	625,615	484,140
Total liabilities and stockholders’ equity	$5,724,570	$5,393,627
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$246,939	$548,963	$71,955
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	413,986	351,480	289,630
Amortization of upfront incentive consideration	55,724	43,521	45,358
Litigation-related credits	(25,527)	(60,998)	(41,672)
Stock-based compensation expense	48,524	29,971	20,094
Allowance for doubtful accounts	10,567	8,558	10,356
Deferred income taxes	48,454	97,225	(3,829)
Joint venture equity income	(2,780)	(14,842)	(12,082)
Dividends received from joint venture investments	640	28,700	2,261
Amortization of debt issuance costs	9,611	6,759	6,316
Debt modification costs	—	—	3,290
Gain on remeasurement of previously-held joint venture interest	—	(78,082)	—
Loss on extinguishment of debt	3,683	38,783	33,538
Other	(5,426)	3,556	6,023
Loss (income) from discontinued operations	(5,549)	(314,408)	38,918
Changes in operating assets and liabilities:
Accounts and other receivables	(12,949)	10,662	(7,295)
Prepaid expenses and other current assets	(11,809)	(13,255)	6,948
Capitalized implementation costs	(83,405)	(63,382)	(37,811)
Upfront incentive consideration	(70,702)	(63,510)	(50,936)
Other assets	(2,799)	(66,873)	(78,873)
Accrued compensation and related benefits	2,768	18,268	(5,301)
Accounts payable and other accrued liabilities	56,787	8,721	52,128
Deferred revenue including upfront solution fees	22,663	9,390	38,643
Cash provided by operating activities	699,400	529,207	387,659
Investing Activities
Additions to property and equipment	(327,647)	(286,697)	(227,227)
Acquisitions, net of cash acquired	(164,120)	(442,344)	(31,799)
Proceeds from sale of marketable securities	45,959	—	—
Other investing activities	—	—	235
Cash used in investing activities	(445,808)	(729,041)	(258,791)
Financing Activities
Proceeds of borrowings from lenders	1,055,000	1,252,000	148,307
Payments on borrowings from lenders	(999,868)	(960,807)	(802,664)
Debt prepayment fees and issuance costs	(11,377)	(52,674)	(30,490)
Acquisition-related contingent consideration paid	—	—	(27,000)
Proceeds from issuance of common stock in initial public offering, net	—	—	672,137
Net proceeds on the settlement of equity-based awards	27,344	47,414	13,809
Cash dividends paid to common stockholders	(144,355)	(98,596)	(47,904)
Repurchase of common stock	(100,000)	(98,770)	—
Other financing activities	(16,769)	4,577	1,860
Cash (used in) provided by financing activities	(190,025)	93,144	(71,945)
Cash Flows from Discontinued Operations
Cash (used in) provided by operating activities	(19,478)	236	(205,988)
Cash provided by (used in) investing activities	—	278,834	(1,965)
Cash (used in) provided by discontinued operations	(19,478)	279,070	(207,953)
Effect of exchange rate changes on cash and cash equivalents	(1,107)	(6,927)	(1,527)
Increase (decrease) in cash and cash equivalents	42,982	165,453	(152,557)
Cash and cash equivalents at beginning of period	321,132	155,679	308,236
Cash and cash equivalents at end of period	$364,114	$321,132	$155,679
Cash payments for income taxes	$39,032	$27,816	$47,545
Cash payments for interest	$151,495	$154,307	$197,782
Capitalized interest	$13,887	$11,981	$13,412
Preferred shares dividend	$—	$—	$11,381
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Temporary Equity		Stockholders’ Equity (Deficit)
	Series A Redeemable Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2013	87,229,703	$634,843	178,633,409	$1,786	$880,619	—	$—	$(1,785,554)	$(49,895)	$508	$(952,536)
Comprehensive income	—	—	—	—	—	—	—	69,223	(19,908)	2,732	52,047
Dividends declared	—	—	—	—	—	—	—	(47,904)	—	—	(47,904)
Issuances pursuant to:
Initial public offering, net of offering costs	—	—	45,080,000	451	671,686	—	—	—	—	—	672,137
Conversion of redeemable preferred stock to common stock	(87,229,703)	(646,224)	40,343,529	403	645,821	—	—	—	—	—	646,224
Settlement of stock-based awards	—	—	4,180,609	42	19,584	437,386	(5,297)	—	—	—	14,329
Accrued preferred shares dividend	—	11,381	—	—	—	—	—	(11,381)	—	—	(11,381)
Stock-based compensation expense	—	—	—	—	29,217	—	—	—	—	—	29,217
Initial recognition of tax receivable agreement liability	—	—	—	—	(321,377)	—	—	—	—	—	(321,377)
Tax effect of initial public offering related costs	—	—	—	—	6,246	—	—	—	—	—	6,246
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,844)	(2,844)
Acquisition of minority interest	—	—	—	—	—	—	—	—	—	225	225
Balance at December 31, 2014	—	—	268,237,547	2,682	1,931,796	437,386	(5,297)	(1,775,616)	(69,803)	621	84,383
Comprehensive income	—	—	—	—	—	—	—	545,482	(27,332)	3,481	521,631
Dividends declared	—	—	—	—	—	—	—	(98,596)	—	—	(98,596)
Repurchase of common stock	—	—	—	—	—	3,400,000	(98,770)	—	—	—	(98,770)
Settlement of stock-based awards	—	—	10,844,926	108	54,425	289,257	(6,481)	—	—	—	48,052
Tax benefits from stock-based awards	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	30,104	—	—	—	—	—	30,104
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,664)	(2,664)
Balance at December 31, 2015	—	—	279,082,473	2,790	2,016,325	4,126,643	(110,548)	(1,328,730)	(97,135)	1,438	484,140
Comprehensive income	—	—	—	—	—	—	—	242,562	(25,664)	4,377	221,275
Dividends declared	—	—	—	—	—	—	—	(144,307)	—	—	(144,307)
Repurchase of common stock	—	—	—	—	—	3,980,672	(100,000)	—	—	—	(100,000)
Settlement of stock-based awards	—	—	6,378,652	64	38,602	404,008	(11,198)	—	—	—	27,468
Stock-based compensation expense	—	—	—	—	48,524	—	—	—	—	—	48,524
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3,236)	(3,236)
Adoption of New Accounting Standard	—	—	—	—	2,392	—	—	89,359	—	—	91,751
Balance at December 31, 2016	—	$—	285,461,125	$2,854	$2,105,843	8,511,323	$(221,746)	$(1,141,116)	$(122,799)	$2,579	$625,615
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
We are a leading technology solutions provider to the global travel and tourism industry. We operate through two business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of travel industry leading software solutions primarily for airlines and hoteliers.
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
Adoption of New Accounting Standard
In the first quarter of 2016, we adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was issued by the Financial Accounting Standards Board ("FASB") under their initiative to reduce complexity in financial reporting. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits (or deficiencies) through earnings, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to the maximum statutory rate.
In recent years, we have realized significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative effect adjustment as of January 1, 2016 to increase retained earnings by $92 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows. In accordance with the updated standard, we elected to recognize actual forfeitures of equity-based awards as they occur. As we previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative effect adjustment as of January 1, 2016 to reduce retained earnings by $2 million, net of tax.
For the year ended December 31, 2016, we recognized $35 million in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.
Reclassifications
We reclassified all of our $30 million litigation settlement liability as of December 31, 2015 to other accrued liabilities in our consolidated balance sheet to conform to our current period presentation. As of December 31, 2016, our remaining liability associated with this litigation settlement is included in other accrued liabilities and totaled $5 million.

Revenue Recognition
We employ a number of revenue models across our businesses, depending on the dynamics of the industry segment and the technology on which the revenue is based. Some revenue models are used in multiple businesses. Travel Network primarily employs the transaction revenue model. Airline and Hospitality Solutions primarily employs the SaaS and hosted and professional service fees revenue models, as well as the software licensing fee model to a lesser extent. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis across our businesses which can impact our revenue recognized.
We report revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
Transaction Revenue Model—This model accounts for substantially all of Travel Network’s revenues. We define a direct billable booking as any booking that generates a fee directly to Travel Network. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through the Sabre global distribution system (“GDS”) and transaction fees paid by travel agency subscribers related to their use of the Sabre GDS. Pursuant to this model, a transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on the Sabre GDS. We receive revenue from a travel supplier, travel agency, or corporate travel department depending upon the commercial arrangement represented in each of their contracts. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Our transaction fee cancellation reserve, calculated based on our historical experience, was $14 million and $13 million at December 31, 2016 and 2015, respectively. Transaction revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. We evaluate whether it is appropriate to record the gross amount of our revenues and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, change the product or perform part of the service and have latitude in establishing prices.
Software-as-a-Service and Hosted Revenue Model—SaaS and hosted is the primary revenue model employed by Airline and Hospitality Solutions. In this revenue model, we host software solutions on secure platforms, or deploy it through our SaaS solutions, we maintain the software and manage the related infrastructure. Our customers, which include airlines, airports and hotel companies, pay us an upfront solutions fee and a recurring usage-based fee for the use of the software pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements. This usage-based fee arrangement allows our customers to pay for software normally on a monthly basis, to the extent that it is used. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis. Revenue from upfront solution fees is generally recognized over the term of the agreement beginning when the solution is implemented. The amount of periodic usage fees is typically based on a metric relevant to the software’s purpose. We recognize revenue from recurring usage based fees in the period earned, which typically fluctuates based on a real time metric, such as the actual number of passengers boarded or the actual number of hotel bookings made in a given month and may differ from contractual minimums, if applicable.
Professional Service Fees Revenue Model—Our SaaS and hosted offerings can be sold as part of multiple element agreements for which we also provide professional services. Our professional services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often we provide these services during the implementation phase of our SaaS solutions. In such cases, we account for professional service revenue separately from upfront solution fees and recurring usage-based fees, with value assigned to each element based on its relative selling price to the total selling price. We perform a market analysis on a periodic basis to determine the range of selling prices for each product and service. Estimated selling prices are set for each product and service delivered to customers. The revenue for professional services is generally recognized over the period the services are performed, once any acceptance criteria is met.
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
Advertising Costs
The majority of our historical advertising expense related to our discontinued Travelocity segment. Advertising costs are expensed as incurred. We did not have any advertising costs incurred by our discontinued Travelocity segment in 2016 and these costs totaled $10 million and $141 million for the years ended, December 31, 2015 and 2014, respectively, which are included in net (loss) income from discontinued operations. Advertising costs incurred by our continuing operations totaled $24 million, $19 million and $17 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Allowance for Doubtful Accounts and Concentration of Credit Risk
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $37 million and $32 million at December 31, 2016 and 2015, respectively.
Effective January 1, 2014, we have recorded specific reserves against all accounts receivable outstanding due to us from all airlines in Venezuela and are deferring the recognition of any future revenues until cash is collected. Accounts receivable outstanding from customers in Venezuela totaled $19 million and $14 million as of December 31, 2016 and 2015, which will be recognized as revenue when cash is received.
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2016 and 2015, approximately $274 million, or 74%, and $252 million, or 72%, respectively, of our trade accounts receivable were attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses. As of December 31, 2016, approximately 69% of our air customers make payments through the ACH which accounts for approximately 95% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and web-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 5, Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $226 million, $214 million and $157 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $176 million, $170 million and $122 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2016, 2015 and 2014.
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
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in business combinations. Goodwill is not amortized but are reviewed for impairment on an annual basis or more frequently if events and circumstances indicate the carrying amount may not be recoverable. Definite-lived intangible assets are amortized on a straight-line basis and assigned useful economic lives of two to thirty years, depending on classification. The useful economic lives are evaluated on an annual basis.
We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two step goodwill impairment model described below. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. Otherwise, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. Based on our qualitative assessment, we did not record any goodwill impairment charges for the years ended December 31, 2016 and 2015. See Note 4, Goodwill and Intangible Assets, for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2016, 2015 and 2014. See Note 4, Goodwill and Intangible Assets, for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures and investments in stock of other companies that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, now named Sabre Asia Pacific Pte Ltd (“SAPPL”), a former joint venture, which we previously accounted for under the equity method. In addition to the acquisition in SAPPL, we also own voting interests in various national marketing companies ranging from 20% to 49% , a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Sabre Bulgaria AD and Asiana Sabre, Inc. The carrying value of these investments in joint venture amounts to $22 million as of December 31, 2016.
Capitalized Implementation Costs
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $37 million, $31 million and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Equity-Based Compensation
We account for our stock awards and options by recognizing compensation expense, measured at the grant date based on the fair value of the award, on a straight-line basis over the award vesting period, giving consideration as to whether the amount of compensation cost recognized at any date is equal to the portion of grant date value that is vested at that date. With the adoption of ASU 2016-09, we recognize equity-based compensation expense net of any actual forfeitures.
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on both the historical volatility of our stock price as well as implied volatilities from exchange traded options on our stock. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming annual dividends totaling $0.52 per share for awards granted in 2016.
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

Recent Accounting Pronouncements
In August 2016, the FASB issued an updated guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this standard effective fourth quarter of 2016, which did not have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued an updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases,when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2016, the FASB issued an updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjust for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements
In April 2015, the FASB issued new guidance on a customer's accounting for fees paid in a cloud computing arrangement. Prior to this standard, there was no specific guidance under GAAP on accounting for these fees from the customer's perspective. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing agreement contains a software license or is solely a service contract. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2015. We adopted this standard prospectively in the first quarter of 2016, which did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued new guidance which requires management to assess a company's ability to continue as a going concern within one year from the financial statement issuance date and to provide related footnote disclosures in certain circumstances. The assessment is required to be performed for each reporting period including interim periods. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We adopted this standard in the fourth quarter of 2016, and its adoption did not have an impact on our consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, we believe the allocation of contract revenues between various products and solutions, and the timing of when those revenues are recognized will be impacted primarily due to accounting for variable consideration within the standard. Additionally, the requirement to defer incremental costs to obtain a contract, and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline Solutions and Hospitality Solutions business. We are continuing to evaluate all of the provisions of each of these standards, and their impacts to our current accounting policies, processes, controls and systems.

2. Acquisitions
Airpas Aviation
In April 2016, we completed the acquisition of Airpas Aviation, a software provider and consultancy company which offers route profitability and cost management software solutions. We acquired all of the outstanding stock and ownership interest of Airpas Aviation for net cash consideration of $9 million. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The preliminary allocation of purchase price includes $10 million of assets acquired, primarily consisting of $4 million of goodwill, not deductible for tax purposes, and $5 million of intangible assets. The intangible assets consist of $4 million of acquired customer relationships with a useful life of 10 years and $1 million of purchased technology with a useful life of 5 years. The preliminary purchase price allocation is subject to change, which is expected to be finalized in the first quarter of 2017. Airpas Aviation has been integrated and is managed as part of our Airline and Hospitality Solutions segment. The acquisition of Airpas Aviation did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in Europe, the Middle East, and Africa ("EMEA") and Asia Pacific ("APAC"). The net cash consideration for the Trust Group was $156 million. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group has been integrated and is managed as part of our Airline and Hospitality Solutions segment.
Preliminary Purchase Price Allocation
The preliminary purchase price allocation is subject to change for deferred income taxes, which is expected to be finalized in the first quarter of 2017. A summary of the acquisition price and fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$4,209
Accounts receivable	10,564
Other current assets	793
Goodwill	102,333
Intangible assets:
Customer relationships	52,292
Purchased technology	23,362
Trademarks and brand names	2,183
Property and equipment, net	1,556
Current liabilities	(11,152)
Deferred income taxes	(25,766)
Total acquisition price	$160,374
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
Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region, which is now named Sabre Asia Pacific Pte Ltd ("SAPPL"). Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the GDS. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with SAPPL, “Abacus”). SAPPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $443 million. The acquisition was funded with a combination of cash on hand and a $70 million draw on the Prior Revolver, which has since been repaid.

Purchase Price Allocation
A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands), which includes estimates for contingent liabilities of $25 million related to tax uncertainties:

Cash and cash equivalents	$65,641
Accounts receivable, net	49,099
Other current assets	12,522
Intangible assets:
Customer relationships	319,000
Reacquired rights(1)	113,500
Purchased technology	14,000
Supplier agreements	13,000
Trademarks and brand names	4,000
Property and equipment, net	6,402
Other assets	66,423
Current liabilities	(123,307)
Noncurrent liabilities	(44,245)
Noncurrent deferred income taxes	(78,054)
Goodwill	292,267
710,248
Fair value of Sabre Corporation's previously held equity investment in SAPPL	(200,000)
Fair value of SAPPL's previously held equity investment in national marketing companies	(1,880)
Total acquisition price	$508,368
______________________
(1) In connection with the acquisition of Abacus, we reacquired certain contractual rights that provided Abacus the exclusive right, within the Asia-Pacific region, to operate and profit from the Sabre GDS.

In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 9, Fair Value, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for year the ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations.

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
Abacus has been substantially integrated and is managed as part of our Travel Network segment. As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. Our restructuring accrual associated with this plan was $2 million and $7 million as of December 31, 2016 and December 31, 2015, respectively. We made payments of $1 million per year in 2016 and 2015 and adjusted the balance by $4 million in 2016 as a result of the reevaluation of our plan derived from a shift in the timing and strategy of originally contemplated actions. The plan is expected to be substantially complete by the first quarter of 2017, and we currently do not expect to incur significant additional charges in connection with the plan.
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
Genares
In September 2014, we acquired certain assets and liabilities of Genares, a CRS provider, revenue management and marketing solutions to more than 2,300 independent and chain hotel properties worldwide. Under the transaction, we acquired the net assets of Genares for cash consideration of $32 million. The operating results of Genares have been included in our consolidated statement of operations and results of operations of our Airline and Hospitality Solutions segment from the date of the acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values using management’s best estimates, based in part on an independent valuation of the net assets acquired. The allocation of the purchase price includes $16 million of goodwill, which is deductible for tax purposes, $16 million of other intangible assets and $1 million of other net assets acquired. The other intangible assets consist primarily of $13 million of acquired customer relationships with a useful life of ten years and $2 million of non-compete agreements with a useful life of five years.
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
Travelocity.com—On January 23, 2015, we sold Travelocity.com to Expedia Inc. ("Expedia"), pursuant to the terms of an Asset Purchase Agreement (the “Travelocity Purchase Agreement”), dated January 23, 2015, by and among Sabre GLBL and Travelocity.com LP, and Expedia. The signing and closing of the Travelocity Purchase Agreement occurred contemporaneously. Expedia purchased Travelocity.com pursuant to the Travelocity Purchase Agreement for cash consideration of $280 million. The net assets of Travelocity.com disposed of primarily included a trade name with a carrying value of $55 million. We recognized a gain on sale of $143 million, net of tax, in the first quarter of 2015.
lastminute.com—On March 1, 2015, we sold lastminute.com to Bravofly Rumbo Group. The transaction was completed through the transfer of net liabilities as of the date of sale consisting primarily of a working capital deficit of $70 million, partially offset by assets sold including intangible assets of $27 million. We did not receive any cash proceeds or any other significant consideration in the transaction other than payments for specific services to be provided to the acquirer under a transition services agreement which concluded on March 31, 2016. Additionally, at the time of sale, the acquirer entered into a long-term agreement with us to continue to utilize our GDS for bookings, which generates incentive consideration paid by us to the acquirer. We recognized a gain on sale of $24 million, net of tax, in the first quarter of 2015.
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
Holiday Autos—On June 25, 2013, we sold certain assets of our Holiday Autos operations to a third party and, in November 2013, completed the closing of the remainder of the Holiday Autos operations such that it represented a discontinued operation. Holiday Autos was a leisure car hire broker that offered pre-paid, low-cost car rentals in various markets, largely in Europe. In the second quarter of 2013, we recognized an $11 million loss, net of tax, on the sale of Holiday Autos. The loss includes the write-off of $39 million of goodwill and intangible assets attributed to Holiday Autos, with the goodwill portion determined based on Holiday Autos’ relative fair value to the Travelocity Europe reporting unit. The sale provided for us to receive two earn-out payments measured during the 12 month periods ending September 30, 2014 and 2015, totaling up to $12 million, based upon the purchaser exceeding certain booking thresholds as defined in the sale agreement. At the time of sale, we recognized a total of $6 million relative to these earn-out provisions. We received the first earn-out payment of $6 million in the fourth quarter of 2014. The second earn-out payment of $6 million was received in first quarter of 2016 and is included in Other, Net in results from operations.
Financial Information of Discontinued Operations
The results of our discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$24,815	$328,835
Cost of revenue	—	21,520	113,092
Selling, general and administrative	11,619	(23,077)	273,195
Restructuring charges	—	—	1,785
Operating income (loss)	(11,619)	26,372	(59,237)
Other income (expense):
Gain (loss) on sale of businesses(1)	305	294,276	—
Other, net	(1,025)	4,640	(10,545)
Total other income (expense), net	(720)	298,916	(10,545)
Income (loss) from discontinuing operations before income taxes	(12,339)	325,288	(69,782)
Provision (benefit) for income taxes(2)	(17,888)	10,880	(30,864)
Net income (loss) from discontinued operations	$5,549	$314,408	$(38,918)
______________________________________

(1)
The year ended December 31, 2015 includes $31 million of reclassified cumulative translation gains associated with our lastminute.com subsidiaries. See “Divestiture of lastminute.com—Cumulative Translation Adjustments” for additional information.

(2)
The year ended December 31, 2016 includes a $17 million tax benefit associated with the resolution of uncertain tax positions. The year ended December 31, 2015 includes a U.S. tax benefit of $93 million; see “Divestiture of lastminute.com—U.S. Tax Benefit” for additional information.

For the year ended December 31, 2015, selling, general and administrative includes a gain of $40 million as a result of the favorable final ruling from the Supreme Court of Hawaii and receipt of a cash refund related to our litigation of hotel occupancy taxes. See Note 15, Commitments and Contingencies, for additional information.
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

4. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Travel Network	Airline and Hospitality Solutions	Total Goodwill
Balance as of December 31, 2014	$1,812,500	$340,999	$2,153,499
Acquired	287,349	—	287,349
Adjustments(1)	(269)	(148)	(417)
Balance as of December 31, 2015	2,099,580	340,851	2,440,431
Acquired	4,894	105,990	110,884
Adjustments(1)	68	(2,936)	(2,868)
Balance as of December 31, 2016	$2,104,542	$443,905	$2,548,447
________________________

(1)	Includes net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,034,483	$(646,851)	$387,632	$978,763	$(561,876)	$416,887
Trademarks and brand names	332,238	(114,430)	217,808	330,054	(99,814)	230,240
Reacquired rights	113,500	(24,481)	89,019	113,500	(8,267)	105,233
Purchased technology	427,823	(366,456)	61,367	403,524	(342,805)	60,719
Acquired contracts, supplier and distributor agreements	37,600	(18,953)	18,647	37,600	(15,494)	22,106
Non-compete agreements	15,025	(14,061)	964	15,025	(13,657)	1,368
Total intangible assets	$1,960,669	$(1,185,232)	$775,437	$1,878,466	$(1,041,913)	$836,553
Amortization expense relating to intangible assets subject to amortization totaled $143 million, $107 million and $96 million for the year ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2017	$95,840
2018	67,983
2019	63,866
2020	62,256
2021	60,743
2022 and thereafter	424,749
Total	$775,437

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid Expenses	$61,539	$46,177
Value added tax receivable, net	26,244	28,830
Other	817	6,160
Prepaid Expenses and Other Current Assets	$88,600	$81,167
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Buildings and leasehold improvements	$144,604	$141,070
Furniture, fixtures and equipment	35,525	29,265
Computer equipment	288,982	321,001
Software developed for internal use	1,271,059	986,780
	1,740,170	1,478,116
Accumulated depreciation and amortization	(986,891)	(850,587)
Property and equipment, net	$753,279	$627,529
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2016	2015
Capitalized implementation costs, net	$249,317	$206,429
Deferred customer discounts	212,065	212,037
Deferred upfront incentive consideration	125,289	109,943
Other	86,488	113,805
Other assets, net	$673,159	$642,214
Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Tax receivable agreement	$288,146	$387,342
Pension and other postretirement benefits	123,002	96,733
Deferred revenue	77,260	71,434
Other	78,951	100,584
Other noncurrent liabilities	$567,359	$656,093

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following (in thousands):

	December 31,
	2016	2015
Defined benefit pension and other postretirement benefit plans	$(105,036)	$(90,647)
Unrealized loss on foreign currency forward contracts, interest rate swaps and available-for-sale securities	(15,499)	(6,391)
Unrealized foreign currency translation gain	(2,264)	(97)
Total accumulated other comprehensive loss, net of tax	$(122,799)	$(97,135)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in selling, general and administrative expenses. See Note 8, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
6. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2016	2015	2014
Components of pre-tax income:
Domestic	$206,182	$262,682	$109,481
Foreign	121,853	91,225	7,671
	$328,035	$353,907	$117,152
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current portion:
Federal	$8,357	$1,730	$—
State and Local	1,346	(6,249)	(10,099)
Non U.S.	28,488	26,646	20,207
Total current	38,191	22,127	10,108
Deferred portion:
Federal	60,372	89,682	(10,852)
State and Local	(4,352)	5,715	3,381
Non U.S.	(7,566)	1,828	3,642
Total deferred	48,454	97,225	(3,829)
Total provision for income taxes	$86,645	$119,352	$6,279

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax provision at statutory federal income tax rate	$114,812	$123,867	$41,003
State income taxes, net of federal benefit	(1,964)	(1,263)	(3,224)
Impact of non U.S. taxing jurisdictions, net	11,482	13,966	30,476
Non-taxable gain on remeasurement of previously-held investment in Abacus	—	(27,279)	—
Employee stock based compensation	(34,789)	—	—
Research tax credit	(9,817)	(3,857)	(3,101)
Tax receivable agreement	—	—	22,982
Valuation allowance	8	3,010	(82,116)
Other, net	6,913	10,908	259
Total provision for income taxes	$86,645	$119,352	$6,279
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$30,953	$33,823
Employee benefits other than pension	43,197	29,726
Deferred revenue	75,727	57,197
Pension obligations	43,145	34,718
Tax loss carryforwards	312,073	295,329
Incentive consideration	12,586	17,897
Tax credit carryforwards	58,357	36,897
Suspended loss	23,702	23,713
Other	(562)	8,183
Total deferred tax assets	599,178	537,483
Deferred tax liabilities:
Depreciation and amortization	(42,238)	(24,938)
Software developed for internal use	(286,653)	(232,924)
Intangible assets	(173,838)	(189,600)
Write off of Intercompany Debt	—	(35,544)
Unrealized gains and losses	(5,050)	(13,622)
Currency translation adjustment	—	82
Non U.S. operations	(760)	609
Investment in partnership	(9,788)	131
Total deferred tax liabilities	(518,327)	(495,806)
Valuation allowance	(74,523)	(80,775)
Net deferred tax (liability) asset	$6,328	$(39,098)
In the first quarter of 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. In recent years, we have incurred significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative effect adjustment as of January 1, 2016 to increase retained earnings by $92 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows. For the year ended December 31, 2016, we recognized $35 million in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

We pay U.S. income taxes on the earnings of non-U.S. subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. To the extent that the non-U.S. earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any non-U.S. income taxes paid on these earnings. As of December 31, 2016, no provision has been made for the United States federal and state income taxes on certain outside basis differences, which primarily relate to accumulated unrepatriated foreign earnings of approximately $278 million. It is not practicable to estimate the unrecognized deferred tax liability for these earnings, as this liability is dependent upon future tax planning strategies.
As of December 31, 2016, we have U.S. federal net operating loss carryforwards ("NOLs") of approximately $721 million, which will expire between 2021 and 2035. Additionally, we have research tax credit carryforwards of approximately $35 million, which will expire between 2019 and 2036 and $26 million Alternative Minimum Tax (“AMT”) credit carry forward that does not expire. As a result of an ownership change during 2007 and 2015 (as defined in Section 382 of the Code) which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $12 million which will expire between 2020 and 2035 and state research tax credit carryforwards of $10 million which will expire between 2023 and 2036. We have $283 million of deferred tax assets for NOL carryforwards related to certain non U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. We maintained a state NOL valuation allowance of $3 million as of December 31, 2016 and 2015. For non-U.S. deferred tax assets of our lastminute.com and other subsidiaries, we maintained a valuation allowance of $72 million and $81 million as of December 31, 2016 and 2015, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. During the years ended December 31, 2016 and 2015, we recognized expense of $5 million and $3 million respectively. During the year ended December 31, 2014, we recognized a benefit of $3 million. As of December 31, 2016 and 2015, we had cumulative accrued interest and penalties of approximately $22 million and $17 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$68,746	$58,616	$61,241
Additions for tax positions taken in the current year	538	8,252	4,565
Additions for tax positions of prior years	2,096	(786)	2,259
Additions for tax positions from acquisitions	—	11,343	—
Reductions for tax positions of prior years	(17,706)	(4,599)	(43)
Reductions for tax positions of expired statute of limitations	(3,743)	(3,456)	(2,439)
Settlements	(600)	(624)	(6,967)
Balance at end of year	$49,331	$68,746	$58,616
We present unrecognized tax benefits as a reduction to deferred tax assets for net operating losses, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $32 million, $46 million and $40 million as of December 31, 2016, 2015, and 2014 respectively.
As of December 31, 2016, 2015, and 2014, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $49 million, $69 million and $56 million, respectively. We believe that it is reasonably possible that $3 million in unrecognized tax benefits may be resolved in the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2013 - forward
Singapore	2012 - forward
Texas	2012 - forward
Uruguay	2011 - forward
U.S. Federal	2007 - forward
We currently have ongoing audits in the United States (2011-2013), India (2003-2015), and Germany (2008-2013). We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With a few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007.
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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million, excluding interest. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning in April subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect majority of the future payments under the TRA to be made over the next five years. As of December 31, 2016, the current portion of our TRA liability totaled $101 million, which includes accrued interest of approximately $1 million. We paid the current portion of the TRA liability in the first quarter of 2017. The remaining portion of $288 million is included in other noncurrent liabilities in our consolidated balance sheet as of December 31, 2016. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.

7. Debt
As of December 31, 2016 and 2015, our outstanding debt included in our consolidated balance sheets totaled $3,446 million and $3,360 million, respectively, net of debt issuance costs of $27 million and $30 million, respectively, and unamortized discounts of $6 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2016 and 2015 (in thousands):

			December 31,
	Rate	Maturity	2016	2015
Senior secured credit facilities:
Term A facility(1)	L + 2.50%	November 2018	$585,000	$—
Term B facility	L + 3.00%	February 2019	1,420,896	1,721,750
Incremental term loan facility	L + 3.50%	February 2019	282,354	342,125
Term C facility	L + 3.00%	December 2017	49,313	49,313
Revolver, $400 million(1)	L + 2.50%	November 2018	—	—
Senior unsecured notes due 2016	8.35%	March 2016	—	165,000
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility	5.80%	April 2017	79,741	80,984
Capital lease obligations			31,190	6,502
Face value of total debt outstanding			3,478,494	3,395,674
Less current portion of debt outstanding			(169,246)	(190,687)
Face value of long-term debt outstanding			$3,309,248	$3,204,987
______________________________

(1)
The Term Loan A and the Revolver mature in July 2021 and include an accelerated maturity of November 19, 2018 if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021.

Senior Secured Credit Facilities
On July 18, 2016, Sabre GLBL entered into the Credit Agreement Amendments to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “Term Loan A”) and to replace the Prior Revolver (revolving credit facility of $405 million) with the Revolver, both of which mature in July 2021. The applicable margins for the Term Loan A and the New Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The Term Loan A and the Revolver include an accelerated maturity of November 19, 2018, if on November 19, 2018 the Term Loan B and Incremental Term Loan Facility have not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million.
The proceeds of $597 million, net of $3 million discount on Term Loan A, were used to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We utilized the remaining proceeds for general corporate purposes. We recognized a $4 million loss on extinguishment of debt in connection with these transactions.
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

We had no balance outstanding under the Revolver as of December 31, 2016 or under the Prior Revolver as of December 31, 2015. We had outstanding letters of credit totaling $35 million and $25 million as of December 31, 2016 and 2015, respectively, which reduced our overall credit capacity under the Revolver and Prior Revolver.
Principal Payments
Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. Term Loan B and the Incremental Term Loan Facility mature on February 19, 2019, and required principal payments in equal quarterly installments of 0.25% until the second quarter of 2016, which are no longer required subsequent to the Term Loan A refinance in the third quarter of 2016. Term Loan C matures on December 31, 2017. As a result of the April 2014 prepayment, quarterly principal payments on Term Loan C are no longer required. We are obligated to pay $17 million on September 30, 2017 and the remaining balance on December 31, 2017. For the year ended December 31, 2016, we made $26 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2015, we were are not required to make an excess cash flow payment in 2016 and no excess cash flow payment is required in 2017 with respect to our results for the year ended December 31, 2016. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the three-month LIBOR as the floating interest rate on all of our outstanding term loans except for a portion of our Term Loan B for which we elected the one-month LIBOR. Interest payments are due on the last day of each quarter. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 8, Derivatives).

	Eurocurrency borrowings		Base rate borrowings
	Applicable Margin(1)	Floor	Applicable Margin	Floor
Term Loan A	2.50%	—%	1.50%	—%
Term Loan B	3.00%	1.00%	2.00%	2.00%
Incremental term loan facility	3.50%	1.00%	2.50%	2.00%
Term Loan C	3.00%	1.00%	2.00%	2.00%
Revolver, $400 million	2.50%	N/A	1.50%	N/A
________________________

(1)	Applicable margins do not reflect potential step downs which are determined by the Senior Secured Leverage Ratio. See below for additional information.
Applicable margins for Term Loan B step up 25 basis points for any quarter if the Senior Secured Leverage Ratio is greater than or equal to 3.25 to 1.00. Applicable margins for Term Loan A and the Revolver step up by 25 basis points for any quarter if the Senior Secured Leverage Ratio is greater than or equal to 3.5 to 1.0. Applicable margins for all other borrowings under the Amended and Restated Credit Agreement step down 50 basis points for any quarter if the Senior Secured Leverage Ratio is less than or equal to 3.0 to 1.0. Applicable margins increase to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancings. In addition, we are required to pay a quarterly commitment fee of 0.375% per annum for unused revolving commitments. The commitment fee may increase to 0.5% per annum if the Senior Secured Leverage Ratio is greater than 3.5 to 1.0.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2016, 2015 and 2014, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2016	2015	2014
Including the impact of interest rate swaps	4.72%	4.48%	5.43%
Excluding the impact of interest rate swaps	4.55%	4.48%	4.89%

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
In February 2014, we entered into a series of amendments to our Amended and Restated Credit Agreement (“Repricing Amendments”) which, among other amendments, reduced the applicable interest margins for Term Loan B and certain portions of the Prior Revolver. The Repricing Amendments also extended the maturity date of the Extended Revolver and increased the availability under the Prior Revolver from $352 million to $405 million. As a result of the Repricing Amendments, we recorded a $3 million loss on the extinguishment of debt.
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
Mortgage Facility
We have $80 million outstanding under a mortgage facility for the buildings, land and furniture and fixtures located at our headquarters facilities in Southlake, Texas. The mortgage facility bears interest at a rate of 5.7985% per annum and matures on April 1, 2017. The mortgage facility includes certain customary non-financial covenants, including restrictions on incurring liens other than permitted liens, dissolving the borrower or changing our business, forgiving debt, changing our principal place of business and transferring the property. As of December 31, 2016, we are in compliance with all covenants under the mortgage facility.

Aggregate Maturities
As of December 31, 2016, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2017	$169,246
2018	564,385
2019	1,710,495
2020	4,368
2021	—
Thereafter	1,030,000
Total	$3,478,494

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in the Other, net in the consolidated statements of operations during the current period. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in the consolidated statement of operations.
Forward Contracts— In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2017. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we estimate that $7 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of December 31, 2016 and 2015, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

December 31, 2016 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	17,000	12,574	0.7396
Euro	US Dollar	1,800	2,031	1.1283
British Pound Sterling	US Dollar	17,750	23,691	1.3347
Indian Rupee	US Dollar	1,174,500	16,786	0.0143
Polish Zloty	US Dollar	258,250	64,778	0.2508
Singapore Dollar	US Dollar	47,700	34,383	0.7208

December 31, 2015 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
US Dollar	Australian Dollar	2,080	1,570	0.7548
US Dollar	Euro	2,870	3,169	1.1042
Australian Dollar	US Dollar	1,260	939	0.7452
Euro	US Dollar	2,870	3,122	1.0878
British Pound Sterling	US Dollar	18,075	27,415	1.5167
Indian Rupee	US Dollar	1,880,500	27,736	0.0147
Polish Zloty	US Dollar	226,500	59,120	0.2610

Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2016 and matured during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Outstanding:	$750 million	1 month LIBOR	2.19%	December 30, 2016	December 29, 2017
	$750 million	1 month LIBOR	2.61%	December 29, 2017	December 31, 2018
Matured:	$400 million	1 month LIBOR	2.03%	July 29, 2011	September 30, 2014
	$350 million	1 month LIBOR	2.51%	April 30, 2012	September 30, 2014
	$750 million	1 month LIBOR	1.48%	December 31, 2015	December 30, 2016
In December 2014, we entered into forward starting interest rate swaps to hedge interest payments associated with $750 million of floating-rate liabilities on the notional amounts of a portion of our senior secured debt. We have designated these interest rate swaps as cash flow hedges. The total notional amount outstanding is $750 million in each of 2016, 2017 and 2018. There was no material hedge ineffectiveness for the year ended December 31, 2016. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The fair value of these interest rate swaps is a $16 million liability at December 31, 2016, of which $8 million is included in other current liabilities and $8 million is included in other noncurrent liabilities in our consolidated balance sheet.
In January 2013, our then outstanding swaps, which matured on September 30, 2014, were not designated in a cash flow hedging relationship because we no longer qualified for hedge accounting treatment following the amendment and restatement of our senior secured credit facility in February 2013. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value recognized in the consolidated statements of operations. The adjustments to fair value of our matured interest rate swaps for the year ended December 31, 2014 were not material to our results of operations. For the year ended December 31, 2014, we reclassified losses of $11 million ($7 million, net of tax) from OCI to interest expense related to the derivatives that no longer qualified for hedge accounting. No such adjustments were made during the years ended December 31, 2016 and 2015.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2016 and 2015 are as follows (in thousands):

	Derivative Liabilities
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2016	2015
Foreign exchange contracts	Other accrued liabilities	$7,360	$1,759
Interest rate swaps	Other accrued liabilities	8,345	3,912
Interest rate swaps	Other noncurrent liabilities	7,339	9,822
		$23,044	$15,493
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Foreign exchange contracts	$(6,413)	$(5,505)	$(7,836)
Interest rate swaps	(3,446)	(7,939)	(961)
Total loss	$(9,859)	$(13,444)	$(8,797)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2016	2015	2014
Foreign exchange contracts	Cost of revenue	$1,991	$10,646	$2,902
Interest rate swaps	Interest Expense	2,336	—	7,750
Total		$4,327	$10,646	$10,652

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Available-for-sale Securities—Our available-for-sale securities include securities of a publicly-traded non-U.S. entity. The fair value of these securities is obtained from market quotes as of the last day of the period. We substantially completed the sale of our available-for-sale securities and the gain recognized, net of tax, was not material to our consolidated results of operations for the year ended December 31, 2016.
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
Pension Plan Assets—See Note 13, Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.
The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2016	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(7,360)	$—	$(7,360)	$—
Interest rate swap contracts	(15,684)	—	(15,684)	—
Total	$(23,044)	$—	$(23,044)	$—

		Fair Value at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale securities	$36,711	$36,711	$—	$—
Derivatives:
Foreign currency forward contracts	(1,759)	—	(1,759)	—
Interest rate swap contracts	(13,734)	—	(13,734)	—
Total	$21,218	$36,711	$(15,493)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2016 and 2015.

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
We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. If it is determined that a reporting unit’s fair value is less than its carrying value, the fair values used in our goodwill impairment analysis are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon Level 3 inputs, including risk adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses, rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we make a number of assumptions including market participants, the principal markets and highest and best use of the reporting units.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior unsecured notes due 2016, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our mortgage facility approximated its fair value as of December 31, 2016 and 2015. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.
The following table presents the fair value and carrying value of all our notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2016 and 2015 (in thousands):

	Fair Value at December 31,		Carrying Value at December 31,
Financial Instrument	2016	2015	2016	2015
Term Loan A	$583,538	$—	$582,595	$—
Term Loan B	1,435,993	1,705,609	1,417,616	1,716,048
Incremental Term Loan Facility - Term Loan B	283,413	339,559	282,354	342,125
Term Loan C	49,436	49,251	49,237	49,157
Revolver, $400M	—	—	—	—
Senior Unsecured Notes Due 2016	—	165,804	—	164,628
Senior Secured Notes Due 2023	542,919	528,013	530,000	530,000
Senior Secured Notes Due 2023	515,000	494,375	500,000	500,000
10. Redeemable Preferred Stock and Stockholders’ Equity
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
During the year ended December 31, 2016 and 2015, certain of our stockholders sold an aggregate of 20,000,000 and 103,970,000 shares, respectively, of our common stock through secondary public offerings. In connection with one of these offerings, we repurchased 3,400,000 shares totaling $99 million from the underwriter of the offering during the year ended December 31, 2015. We did not receive any proceeds from the secondary public offerings.

During the year ended December 31, 2016, we repurchased 3,980,672 shares totaling $100 million of our common stock under the share repurchase program.
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
Common Stock Dividends
We paid a quarterly cash dividend on our common stock of $0.13 per share, totaling $144 million, and $0.09 per share, totaling $99 million, during the year ended December 31, 2016 and 2015, respectively. In the six months ended December 31, 2014, we paid a quarterly cash dividend of $0.09 per share of our common stock totaling $48 million. No dividends were declared or paid in the six months ended June 30, 2014.
Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2017 to stockholders of record as of March 21, 2017.
11. Equity-Based Awards
As of December 31, 2016, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), and the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). Our 2016 Omnibus Plan serves as successor to the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provide for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Outstanding awards under the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 10,000,000 shares and 13,500,000 shares of our common stock for issuance under our 2016 and 2014 Omnibus Plans, respectively.  In addition, we added 2,956,465 shares that were reserved but not issued under the Sovereign MEIP and Sovereign 2012 MEIP plans to the 2014 Omnibus Plan reserves, for a total of 16,456,465 authorized shares of common stock for issuance. Time-based options granted under the 2016 and 2014 Omnibus Plans generally vest over a four year period with 25% vesting at the end of year one and the remaining vest quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. PSUs generally vest over a four year period with 25% vesting annually dependent upon the achievement of certain company-based performance measures. Each reporting period, we assess the probability assumption and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable up to 10 years. Stock-based compensation expense totaled $49 million, $30 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Long-term cash incentive compensation is provided through the Long-Term Stretch Program (“LTSP”), which was initially adopted under the 2014 Omnibus Plan, for certain senior executives and key employees. The LTSP provides for cash incentive compensation if certain company-based performance measures are achieved over the three-year period ending December 31, 2017. If these performance measures are achieved, the cash incentive to be received by the participants is determined in part by the average closing price of our common stock in January 2018. As of December 31, 2016, we do not consider the achievement of the performance measures to be probable and therefore have not accrued any amounts associated with the LTSP.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Exercise price	$27.12	$22.64	$16.82
Average risk-free interest rate	1.81%	1.75%	1.96%
Expected life (in years)	6.11	6.11	6.11
Implied volatility	23.44%	27.29%	33.28%
Dividend yield	1.92%	1.60%	2.14%

The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2016.

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2015(2)	9,965,532	$11.19	6.4	$167,279
Granted	1,175,764	27.12
Exercised	(5,044,409)	7.69
Cancelled	(281,008)	17.66
Outstanding at December 31, 2016(2)	5,815,879	$17.18	7.3	$45,199
Vested and exercisable at December 31, 2016	3,100,324	$13.00	6.3	$37,046
______________________

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $24.95 on December 31, 2016.

(2)
Includes performance-based stock options granted in 2008 under the Sovereign MEIP. The vesting of these performance-based stock options was contingent upon a liquidity event which occurred in the first quarter of 2015. As a result of the liquidity event, we recognized expense of $3 million during the year ended December 31, 2015.

For the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised totaled $97 million, $199 million and $53 million, respectively.  The weighted-average fair values of options grants were $5.45, $5.50, and $4.65 during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we have $12 million in unrecognized compensation expense associated with stock options that will be recognized over a weighted-average period of 2.4 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2016.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	1,897,951	$19.58
Granted	2,775,567	27.28
Vested	(609,802)	19.16
Cancelled	(217,385)	22.35
Unvested at December 31, 2016	3,846,331	$25.05
The total fair value of RSUs vested, as of their respective vesting dates, was $17 million, $10 million, and $3 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we have approximately $77 million in unrecognized compensation expense associated with RSUs that will be recognized over a weighted average period of 3.0 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2016.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	2,119,916	$17.63
Granted	826,478	27.79
Vested	(724,741)	16.23
Cancelled	(129,498)	20.50
Unvested at December 31, 2016	2,092,155	$21.94
The total fair value of PSUs vested, as of their respective vesting dates, was $20 million, $11 million and $6 million during the years ended December 31, 2016, 2015 and 2014, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. As of December 31, 2016, we had unrecognized compensation expense associated with PSUs of $13 million, $11 million and $6 million for the annual measurement periods ending December 31, 2017, 2018 and 2019, respectively.
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
12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$241,390	$234,555	$110,873
Net income attributable to noncontrolling interests	4,377	3,481	2,732
Preferred stock dividends	—	—	11,381
Net income from continuing operations available to common stockholders, basic and diluted	$237,013	$231,074	$96,760
Denominator:
Basic weighted-average common shares outstanding	277,546	273,139	238,633
Dilutive effect of stock options and restricted stock awards	5,206	6,928	8,114
Diluted weighted-average common shares outstanding	282,752	280,067	246,747
Basic earnings per share	$0.85	$0.85	$0.41
Diluted earnings per share	$0.84	$0.83	$0.39
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million common stock equivalents for each of the years ended December 31, 2016, 2015 and 2014.
13. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of $23 million, $20 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2016 and 2015, and the unfunded status as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$(420,516)	$(448,577)
Service cost	—	—
Interest cost	(20,041)	(19,097)
Actuarial gains (losses), net	(28,350)	22,669
Benefits paid	24,245	24,489
Benefit obligation at December 31	$(444,662)	$(420,516)
Change in plan assets:
Fair value of assets at January 1	$326,586	$359,099
Actual return on plan assets	22,130	(8,024)
Employer contributions	—	—
Benefits paid	(24,245)	(24,489)
Fair value of assets at December 31	$324,471	$326,586
Unfunded status at December 31	$(120,191)	$(93,930)
The net benefit obligation of $120 million and $94 million as of December 31, 2016 and 2015, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss), net of deferred taxes, associated with the LPP as of December 31, 2016, and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Net actuarial loss	$(118,739)	$(105,017)
Prior service credit	13,348	14,262
Accumulated other comprehensive loss	$(105,391)	$(90,755)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest cost	$20,041	$19,097	$19,582
Expected return on plan assets	(20,803)	(21,117)	(23,945)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	5,871	7,045	4,920
Net cost (credit)	$3,677	$3,593	$(875)
Weighted-average discount rate used to measure benefit obligations	4.36%	4.86%	4.36%
Weighted average assumptions used to determine net benefit cost:
Discount rate	4.86%	4.36%	5.10%
Expected return on plan assets	6.50%	6.50%	7.50%
As a result of the freeze of pension benefit accruals under the LPP as of December 31, 2005, no assumption for future rate of compensation increase is necessary.

The following table provides the pre-tax amounts recognized in OCI, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income	2016	2015	2014
Net actuarial loss	$27,023	$6,472	$44,062
Amortization of actuarial loss	(5,871)	(7,045)	(4,920)
Amortization of prior service credit	1,432	1,432	1,432
Total loss recognized in other comprehensive income	$22,584	$859	$40,574
Total recognized in net periodic benefit cost and other comprehensive income	$26,261	$4,452	$39,699
For the LPP, we estimate that $5 million of actuarial loss, net of amortization of prior service credit, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017.
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 58% long duration fixed income, and 4% real estate. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 9, Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2016, and 2015:

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$174,899	$—	$174,899
Global equity securities	—	127,321	—	127,321
Money market mutual fund	3,732	—	—	3,732
Real estate	—	—	18,519	18,519
Total assets at fair value	$3,732	$302,220	$18,519	$324,471

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$180,717	$—	$180,717
Global equity securities	—	123,413	—	123,413
Money market mutual fund	5,148	—	—	5,148
Real estate	—	—	17,308	17,308
Total assets at fair value	$5,148	$304,130	$17,308	$326,586

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2014	$15,214
Contributions	608
Net distributions	(687)
Advisory fee	(95)
Net investment income	393
Unrealized gain	1,863
Net realized gain	12
Ending balance at December 31, 2015	17,308
Contributions	246
Net distributions	(246)
Advisory fee	(194)
Net investment income	813
Unrealized gain	593
Net realized gain	(1)
Ending balance at December 31, 2016	$18,519
We contributed $4 million to fund the LPP during the year ended December 31, 2014. No contributions were made during the years ended December 31, 2016 and 2015. Annual contributions to our defined benefit pension plans in the United States and Canada are based on several factors that may vary from year to year. Our funding practice with respect to the LPP is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to contribute $7 million to our defined benefit pension plans in 2017.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2017.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2017	$30,694
2018	30,910
2019	30,491
2020	28,470
2021	31,037
2022-2026	153,245
14. Related Party Transactions
On March 30, 2007, we entered into a Management Services Agreement (the “MSA”) with affiliates of TPG and Silver Lake to provide us with management services. The MSA was terminated in conjunction with our initial public offering completed in April 2014. Pursuant to the MSA, we were required to pay monitoring fees of between $5 million and $7 million each year which were dependent on our consolidated earnings before interest, taxes, depreciation and amortization for these services. In conjunction with our initial public offering, we paid TPG and Silver Lake, in the aggregate, a $21 million fee pursuant to the MSA. We recognized expenses of $2 million related to the annual monitoring fee for the years ended December 31, 2014. We also reimbursed TPG and Silver Lake for out of pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the MSA. These expenses were not material for the years ended December 31, 2014.

15. Commitments and Contingencies
Lease Commitments

We lease certain facilities under long term operating leases. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease. We lease approximately one million square feet of office space in 114 locations in 53 countries. For the years ended December 31, 2016, 2015 and 2014, we recognized rent expense of $26 million, $28 million and $31 million, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amount
2017	$29,398
2018	26,498
2019	23,037
2020	20,479
2021	17,671
Thereafter	39,927
Total	$157,010
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
Antitrust Litigation and DOJ Investigation
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed fewer than two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed are claims brought under Section 1 of the Sherman Act, relating to our contracts with US Airways, which US Airways claims contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief by which US Airways sought to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. US Airways may appeal the court's rulings upon a final judgment.
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it $5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs.
We continue to believe that our business practices and contract terms are lawful, and we have filed a motion seeking judgment as a matter of law in favor of Sabre on the one claim on which the jury found for US Airways. To the extent the court declines to grant this motion and enters final judgment based on the jury’s verdict, we expect to file an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. To appeal the case, we may be required to post one or more supersedeas bonds that could equal the aggregate amount of the judgment entered plus interest. We expect to fund these bonds with cash on hand or letters of credit issued under our Revolver.
In light of the verdict, we have accrued a loss of $32 million as of December 31, 2016, which represents the trebling of the jury's damages award, as required by the Sherman Act, plus our estimate of attorneys’ fees, expenses and costs which we would be required to pay pursuant to the Sherman Act. We are unable to estimate the exact amount of the loss associated with the verdict, but estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled jury award of approximately

$15 million.  No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range has been recorded in selling, general and administrative expense. The amount of attorneys' fees and costs to be awarded is subject to briefing by the parties, which has not occurred yet, and final decision by the court. If we believe US Airways is not entitled under the law to recover all of the fees and costs it seeks to recover, we will dispute its request. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the claims associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2016. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in our previous litigation with American Airlines, which we settled in October 2012. Both insurance carriers admitted there is coverage and agreed to defend us, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. Although the carriers never withdrew their agreement to defend us, they recently have taken the position in the lawsuit that they had no duty to defend or indemnify us. If we prevail, we may recover some or all amounts previously tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. In December 2016, the judge issued an order on the parties’ competing motions for summary judgment.  The judge partially granted Sabre’s motion, concluding the carriers had a duty to defend Sabre in the underlying American Airlines litigation and that their conflict of interest precluded the carriers from controlling the defense of the litigation.  The judge denied the carriers’ motion seeking summary judgment and dismissal of Sabre’s complaint.  The carriers are appealing the summary judgment ruling.  To date, settlement discussions have been unsuccessful. Discovery is closed, and a trial date has been set for October 2017.
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
In addition, SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2013 and appeals for assessment years ending March 2006 through 2012 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of December 31, 2016. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL's Indian subsidiary is also subject to litigation by the India Director General (Service Tax) ("DGST"), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. We do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Litigation and Administrative Audit Proceedings Relating to Hotel Occupancy Taxes
On January 23, 2015, we sold Travelocity.com to Expedia. Pursuant to the Travelocity Purchase Agreement, we will continue to be liable for pre-closing liabilities of Travelocity, including fees, charges, costs and settlements relating to litigation arising from hotels booked on the Travelocity platform prior to our previous long-term strategic marketing agreement with Expedia (the “Expedia SMA”). Fees, charges, costs and settlements relating to litigation from hotels booked on Travelocity.com subsequent to the Expedia SMA and prior to the date of the sale of Travelocity.com will be shared with Expedia in accordance with the terms set forth in the Expedia SMA. We are jointly and severally liable for certain indemnification obligations under the Travelocity Purchase Agreement for liabilities that may arise out of these litigation matters, which could adversely affect our cash flow.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of December 31, 2016 and 2015, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the years ended December 31, 2016 and 2015. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
16. Segment Information
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
In the third quarter of 2015, we acquired Abacus which has been integrated and managed as the APAC region of our Travel Network segment. In the first quarter of 2015, we disposed of our Travelocity segment; therefore, the financial results of Travelocity are excluded from the segment information presented below and are included in net income (loss) from discontinued operations in our consolidated statements of operations.
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
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, litigation costs, and stock-based compensation included in cost of revenue.
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

We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.
Segment information for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
Travel Network	$2,374,849	$2,102,792	$1,854,785
Airline and Hospitality Solutions	1,019,306	872,086	786,478
Eliminations	(20,768)	(13,982)	(9,846)
Total revenue	$3,373,387	$2,960,896	$2,631,417
Adjusted Gross Profit (a)
Travel Network	$1,095,619	$973,915	$863,276
Airline and Hospitality Solutions	442,520	384,804	337,851
Corporate	(77,464)	(41,899)	(54,335)
Total	$1,460,675	$1,316,820	$1,146,792
Adjusted EBITDA (b)
Travel Network	$970,688	$877,276	$778,677
Airline and Hospitality Solutions	372,063	323,461	282,648
Total segments	1,342,751	1,200,737	1,061,325
Corporate	(296,105)	(259,150)	(221,297)
Total	$1,046,646	$941,587	$840,028
Depreciation and amortization
Travel Network	$76,936	$65,765	$60,706
Airline and Hospitality Solutions	154,432	143,013	106,415
Total segments	231,368	208,778	167,121
Corporate	182,618	142,702	122,509
Total	$413,986	$351,480	$289,630
Adjusted Capital Expenditures (c)
Travel Network	$97,798	$73,469	$56,091
Airline and Hospitality Solutions	252,367	226,260	161,425
Total segments	350,165	299,729	217,516
Corporate	60,887	50,350	47,522
Total	$411,052	$350,079	$265,038

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Adjusted Gross Profit	$1,460,675	$1,316,820	$1,146,792
Less adjustments:
Selling, general and administrative	626,153	557,077	467,594
Cost of revenue adjustments:
Depreciation and amortization (1)	287,353	244,535	198,409
Amortization of upfront incentive consideration (2)	55,724	43,521	45,358
Restructuring and other costs (5)	12,660	—	6,042
Stock-based compensation	19,213	11,918	8,044
Operating income	$459,572	$459,769	$421,345

(b)	The following tables set forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA	$1,046,646	$941,587	$840,028
Less adjustments:
Depreciation and amortization of property and equipment(1a)	233,303	213,520	157,592
Amortization of capitalized implementation costs(1b)	37,258	31,441	35,859
Acquisition-related amortization(1c)	143,425	108,121	99,383
Amortization of upfront incentive consideration(2)	55,724	43,521	45,358
Interest expense, net	158,251	173,298	218,877
Loss on extinguishment of debt	3,683	38,783	33,538
Other, net(3)	(27,617)	(91,377)	63,860
Restructuring and other costs(4)	18,286	9,256	10,470
Acquisition-related costs(5)	779	14,437	—
Litigation costs(6)	46,995	16,709	14,144
Stock-based compensation	48,524	29,971	20,094
Management fees(7)	—	—	23,701
Provision for income taxes	86,645	119,352	6,279
Income from continuing operations	$241,390	$234,555	$110,873
________________________

(1)	Depreciation and amortization expenses (see Note 1, Summary of Business and Significant Accounting Policies for associated asset lives):

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

c.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in SAPPL's net assets prior to our acquisition of SAPPL on July 1, 2015.

(2)
Our Travel Network business at times makes upfront cash payments or other consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized over an average expected life of the service contract, generally over three years to five years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

(3)
In 2016, we recognized a gain of $15 million in the fourth quarter from the sale of our available-for-sale marketable securities, and a $6 million gain in the first quarter associated with the receipt of an earn-out payment from the sale of a business in 2013. Additionally, in the third quarter of 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In 2014, other, net primarily includes a fourth quarter charge of $66 million as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In 2016, we recognized a $20 million charge to implement a plan to restructure a portion of our global workforce in support of funding our efforts to modernize our technology infrastructure, as well as to align and improve our operational efficiency to reflect expected changes by customers on implementation schedules for certain of Sabre Airline Solutions products, most of which will be paid in 2017. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, of which $2 million was paid as of December 31, 2016. In 2016, we reduced our restructuring liability by $4 million as a result of the reevaluation of our plan derived from shift in timing and strategy of originally contemplated actions.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation (see Note 2, Acquisitions).

(6)
Litigation costs, net represent charges and legal fee reimbursements associated with antitrust litigation, including an accrual of $32 million as of December 31, 2016, representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation, (see Note 15, Commitments and Contingencies).

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

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Additions to property and equipment	$327,647	$286,697	$227,227
Capitalized implementation costs	83,405	63,382	37,811
Adjusted Capital Expenditures	$411,052	$350,079	$265,038
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and professional service fees. Transaction-based revenue accounted for approximately 95% 92%,and 90% of our Travel Network revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Transaction-based revenue accounted for approximately 73% for the year ended December 31, 2016 and approximately 70% for the years ended December 31, 2015 and 2014 of our Airline and Hospitality Solutions revenue.
All joint venture equity income relates to Travel Network.
Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Revenue of our Travel Network business is attributed to countries based on the location of the travel supplier. For Airline and Hospitality Solutions, revenue is attributed to countries based on the location of the customer.

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$1,257,685	$1,182,056	$1,146,800
Europe	699,168	581,762	525,694
APAC	657,465	497,518	294,663
All other	759,069	699,560	664,260
Total	$3,373,387	$2,960,896	$2,631,417

	As of December 31,
	2016	2015
Long-lived assets
United States	$726,021	$600,999
APAC	13,330	11,460
Europe	5,922	7,972
All other	8,006	7,098
Total	$753,279	$627,529

17. Quarterly Financial Information (Unaudited)
A summary of our quarterly financial results for the years ended December 31, 2016 and 2015 is presented below (in thousands):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$859,543	$845,242	$838,982	$829,620
Operating income	171,422	142,039	90,150	55,961
Income from continuing operations	134,343	106,468	49,464	31,020
Income/(loss) from discontinued operations, net of tax	13,350	(2,098)	(394)	(5,309)
Net income	106,269	73,097	41,862	25,711
Net income attributable to common stockholders	105,167	72,019	40,815	24,561
Net income per share attributable to common stockholders:
Basic	0.38	0.26	0.15	0.09
Diluted	0.37	0.25	0.14	0.09

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$710,348	$707,091	$785,002	$758,455
Operating income	118,992	122,605	108,772	109,400
Income from continuing operations	49,330	32,589	123,124	29,512
(Loss) income from discontinued operations, net of tax	158,911	696	53,892	100,909
Net (loss) income	208,241	33,285	177,016	130,421
Net (loss) income attributable to common stockholders	207,494	32,207	176,340	129,441
Net (loss) income per share attributable to common stockholders:
Basic	0.77	0.12	0.64	0.47
Diluted	0.75	0.12	0.63	0.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2016.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Annual Report on Form 10-K.
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

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are implementing a project to consolidate our business technology infrastructure to a single global enterprise resource planning (“ERP”) system. A key component of our ERP implementation project is to ensure appropriate internal control over financial reporting is maintained. An important milestone in our ERP implementation is the migration to a cloud-based environment for our financial reporting system, which we expect will be completed in the first quarter of 2017.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) is incorporated herein by reference:

•
“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors, and “Stockholders’ Agreement” under “Corporate Governance.”

•	Other Information—“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance—Other Corporate Governance Matters—Code of Business Ethics,” which describes our Code of Ethics.

•	“Corporate Governance—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” of the 2017 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	11,754,365	$17.18	15,700,380
________________________

(a)
Includes shares of common stock to be issued upon the exercise of outstanding options under our 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP and the Sovereign MEIP. Also includes 5,938,486 restricted share units under our 2016 Omnibus Plan, 2014 Omnibus Plan and Sovereign 2012 MEIP (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).

(b)	Excludes restricted share units which do not have an exercise price.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan. Therefore, as of December 31, 2016 no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2016, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2016, no shares remained available for future grants under the Sovereign 2012 MEIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report.

1.	Financial statements. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

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
2.1
Asset Purchase Agreement, dated as of January 23, 2015 by and among Expedia Inc., Sabre GLBL Inc., Travelocity.com LP and certain affiliates of Sabre GLBL Inc. and Travelocity.com LP (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2015).

2.2
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

4.3	Form of 5.375% Senior Secured Notes due 2023 (included in Exhibit 4.5).
4.4
Indenture, dated as of November 9, 2015, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9 2015).

4.5	Form of 5.250% Senior Secured Notes due 2023 (included in Exhibit 4.7).
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

10.7+
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

10.20
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
10.21
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

10.22
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

10.23
Income Tax Receivable Agreement dated as of April 23, 2014 between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.24
Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.25+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.46 of Sabre Corporation’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2014).

10.26+
Letter by and between Sovereign Holdings, Inc., Sabre Holdings Corporation and Sabre Inc. and Lawrence W. Kellner, dated August 30, 2013 (incorporated by reference to Exhibit 10.47 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.27+
Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.28+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.29+
Form of Non Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.30+
Form of Restricted Stock Unit Annual Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.31+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.32
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

10.33+
Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014 (incorporated by reference to Exhibit 10.55+ of Sabre’s Corporation Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.34+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57+ of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.35
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.36+
Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.37
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

Exhibit Number	Description of Exhibits
10.38+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated August 29, 2015 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 29, 2015).

10.39+
Amendment to Letter Agreement by and between Sabre Corporation and Greg Webb, dated September 8, 2015 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2015).

10.40
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.41+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.42†	Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider.
10.43+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.44+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.45+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.46+
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on Aril 28, 2016).

10.47+
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.67 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on Aril 28, 2016).

10.48+
Separation Agreement by and between Sabre Corporation and Tom Klein, dated June 20, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2016).

10.49
Revolving Facility Refinancing Amendment to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Revolving Credit Lenders party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).

10.50
Amendment No. 2 to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).

10.51
Second Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated July 18, 2016, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the Incremental Term A Lenders party thereto (incorporated by reference to Exhibit 10.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).

10.52+
Second Amendment to Letter Agreement by and between the Corporation and Greg Webb, dated June 15, 2016 (incorporated by reference to Exhibit 10.69 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2016).

10.53+
Letter Agreement by and between Sabre Corporation and Alex Alt, dated August 31, 2016 (incorporated by reference to Exhibit 10.74 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016).

10.54+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.55+
Letter Agreement by and between Sabre Corporation and Lawrence W. Kellner, dated December 15, 2016 (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.56*	Amendment dated December 22, 2016, to that certain Master Services Agreement dated as of November 1, 2015 by and between HP Enterprise Services, LLC and Sabre GLBL Inc.

Exhibit Number	Description of Exhibits
10.57+*	Form of Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.58+*	Form of Executive Chairman Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 17, 2017	By:	/s/ Richard A. Simonson
Richard A. Simonson
Executive Vice President and
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Sean Menke, Richard A. Simonson, Rachel A. Gonzalez and Chris Nester, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean Menke	President and Chief Executive Officer and Director	February 17, 2017
Sean Menke	(Principal Executive Officer)

/s/ Richard A. Simonson	Executive Vice President and Chief Financial Officer	February 17, 2017
Richard A. Simonson	(Principal Financial Officer)

/s/ Jami B. Kindle	Vice President and Corporate Controller	February 17, 2017
Jami B. Kindle	(Principal Accounting Officer)

/s/ Lawrence W. Kellner	Executive Chairman of the Board and Director	February 17, 2017
Lawrence W. Kellner

/s/ George Bravante, Jr.	Director	February 17, 2017
George Bravante, Jr.

/s/ Renée James	Director	February 17, 2017
Renée James

/s/ Gary Kusin	Director	February 17, 2017
Gary Kusin

/s/ Greg Mondre	Director	February 17, 2017
Greg Mondre

/s/ Judy Odom	Director	February 17, 2017
Judy Odom

/s/ Joseph Osnoss	Director	February 17, 2017
Joseph Osnoss

/s/ Karl Peterson	Director	February 17, 2017
Karl Peterson

/s/ Zane Rowe	Director	February 17, 2017
Zane Rowe

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2016, 2015 AND 2014
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2016	$32.3	$10.6	$(5.8)	$37.1
Year ended December 31, 2015	$27.5	$8.6	$(3.8)	$32.3
Year ended December 31, 2014	$25.9	$10.4	$(8.8)	$27.5
Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2016	$80.7	$1.1	$(7.3)	$74.5
Year ended December 31, 2015	$160.0	$(69.8)	$(9.5)	$80.7
Year ended December 31, 2014	$253.1	$(79.3)	$(13.8)	$160.0
Reserve for Value-Added Tax Receivables
Year ended December 31, 2016	$1.8	$(1.6)	$0.1	$0.3
Year ended December 31, 2015	$6.9	$(3.1)	$(2.0)	$1.8
Year ended December 31, 2014	$3.9	$4.0	$(1.0)	$6.9