Form 10-Q
period 2017-03-31
Sabre Corp
filed 2017-05-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 26, 2017, 278,091,066 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$915,353	$859,543
Cost of revenue	607,586	554,265
Selling, general and administrative	144,441	133,856
Operating income	163,326	171,422
Other income (expense):
Interest expense, net	(39,561)	(41,202)
Joint venture equity income	898	763
Other, net	(15,234)	3,360
Total other expense, net	(53,897)	(37,079)
Income from continuing operations before income taxes	109,429	134,343
Provision for income taxes	31,707	41,424
Income from continuing operations	77,722	92,919
(Loss) income from discontinued operations, net of tax	(477)	13,350
Net income	77,245	106,269
Net income attributable to noncontrolling interests	1,306	1,102
Net income attributable to common stockholders	$75,939	$105,167

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.28	$0.33
Income from discontinued operations	—	0.05
Net income per common share	$0.28	$0.38
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.27	$0.33
Income from discontinued operations	—	0.05
Net income per common share	$0.27	$0.37
Weighted-average common shares outstanding:
Basic	277,353	275,568
Diluted	279,559	281,963

Dividends per common share	$0.14	$0.13
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$77,245	$106,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments
Foreign CTA (losses) gains	(814)	(370)
Reclassification adjustment for realized losses on foreign CTA	—	(198)
Net change in foreign CTA losses	(814)	(568)
Retirement-related benefit plans:
Amortization of prior service credits	(358)	(229)
Amortization of actuarial losses	1,875	910
Total retirement-related benefit plans	1,517	681
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $(844) and $1,259	4,655	(492)
Reclassification adjustment for realized losses, net of taxes of $(915) and $(285)	2,871	919
Net change in derivatives and available-for-sale securities, net of tax	7,526	427
Share of other comprehensive loss of joint venture	(68)	—
Other comprehensive income	8,161	540
Comprehensive income	85,406	106,809
Less: Comprehensive income attributable to noncontrolling interests	(1,306)	(1,102)
Comprehensive income attributable to Sabre Corporation	$84,100	$105,707

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$287,639	$364,114
Accounts receivable, net	512,340	400,667
Prepaid expenses and other current assets	110,449	88,600
Total current assets	910,428	853,381
Property and equipment, net of accumulated depreciation of $1,045,176 and $986,891	777,954	753,279
Investments in joint ventures	26,412	25,582
Goodwill	2,546,606	2,548,447
Acquired customer relationships, net of accumulated amortization of $668,091 and $646,850	365,398	387,632
Other intangible assets, net of accumulated amortization of $552,318 and $538,381	373,868	387,805
Deferred income taxes	81,216	95,285
Other assets, net	708,117	673,159
Total assets	$5,789,999	$5,724,570

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$170,028	$168,576
Accrued compensation and related benefits	66,565	102,037
Accrued subscriber incentives	266,944	216,011
Deferred revenues	225,058	187,108
Other accrued liabilities	241,073	222,879
Current portion of debt	60,246	169,246
Tax Receivable Agreement	74,977	100,501
Total current liabilities	1,104,891	1,166,358
Deferred income taxes	97,217	88,957
Other noncurrent liabilities	478,409	567,359
Long-term debt	3,438,758	3,276,281
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 287,946,603 and 285,461,125 shares issued, 278,445,924 and 276,949,802 shares outstanding at March 31, 2017 and December 31, 2016, respectively	2,879	2,854
Additional paid-in capital	2,126,013	2,105,843
Treasury Stock, at cost, 9,500,679 and 8,511,323 shares at March 31, 2017 and December 31, 2016, respectively	(243,346)	(221,746)
Retained deficit	(1,104,117)	(1,141,116)
Accumulated other comprehensive loss	(114,638)	(122,799)
Noncontrolling interest	3,933	2,579
Total stockholders’ equity	670,724	625,615
Total liabilities and stockholders’ equity	$5,789,999	$5,724,570

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$77,245	$106,269
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105,670	96,283
Amortization of upfront incentive consideration	16,132	12,337
Litigation-related credits	—	(23,001)
Stock-based compensation expense	8,034	10,289
Allowance for doubtful accounts	2,476	3,972
Deferred income taxes	20,296	30,756
Joint venture equity income	(898)	(763)
Amortization of debt issuance costs	2,475	1,946
Loss on modification of debt	11,730	—
Other	848	(213)
Income from discontinued operations	477	(13,350)
Changes in operating assets and liabilities:
Accounts and other receivables	(119,056)	(74,362)
Prepaid expenses and other current assets	(15,701)	(9,039)
Capitalized implementation costs	(17,096)	(19,957)
Upfront incentive consideration	(25,534)	(23,028)
Other assets	(15,967)	(7,615)
Accrued compensation and related benefits	(35,646)	(31,810)
Accounts payable and other accrued liabilities	69,188	55,835
Deferred revenue including upfront solution fees	38,362	25,616
Cash provided by operating activities	123,035	140,165
Investing Activities
Additions to property and equipment	(88,318)	(75,472)
Acquisition, net of cash acquired	—	(158,668)
Cash used in investing activities	(88,318)	(234,140)
Financing Activities
Proceeds of borrowings from lenders	1,897,625	161,000
Payments on borrowings from lenders	(1,844,553)	(232,296)
Payments on Tax Receivable Agreement	(99,241)	—
Debt issuance and modification costs	(10,055)	—
Net proceeds (payments) on the settlement of equity-based awards	2,111	(2,003)
Cash dividends paid to common stockholders	(38,939)	(35,956)
Repurchase of common stock	(11,540)	—
Other financing activities	(3,196)	(1,647)
Cash used in financing activities	(107,788)	(110,902)
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,846)	(3,880)
Cash provided by investing activities	—	—
Cash used in discontinued operations	(1,846)	(3,880)
Effect of exchange rate changes on cash and cash equivalents	(1,558)	(673)
(Decrease) increase in cash and cash equivalents	(76,475)	(209,430)
Cash and cash equivalents at beginning of period	364,114	321,132
Cash and cash equivalents at end of period	$287,639	$111,702
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which consist of significant estimates and assumptions, include, among other things, the estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of customer implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, and estimation of uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
Stockholders’ Equity—During the three months ended March 31, 2017, we issued 2,485,478 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $12 million in proceeds from the exercise of employee stock-option awards and paid $10 million of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $39 million, and $0.13 per share, totaling $36 million, during the three months ended March 31, 2017 and 2016, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2017, we repurchased 532,500 shares totaling $12 million pursuant to this share repurchase program.

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted Accounting Standards Update ("ASU") is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and the Company has adopted this standard and has made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard in 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued updated guidance clarifying the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this standard effective first quarter of 2017, which did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued updated guidance improving the presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements.
In October 2016, the FASB issued updated guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The updated guidance will be effective in its first quarter of 2018 and early adoption is permitted. We early adopted this standard effective first quarter of 2017, which did not impact our consolidated financial statements.
In February 2016, FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2016, the FASB issued updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjust for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, we believe the allocation of contract revenues between various products and solutions, and the timing of when those revenues are recognized will be impacted primarily due to accounting for variable consideration within the standard and the acceleration of revenue recognition related to the transfer of software licenses. Additionally, the requirement to defer incremental costs to obtain a contract, and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline Solutions and Hospitality Solutions business. We are continuing to evaluate all of the provisions of each of these standards, and their impacts to our current accounting policies, processes, controls and systems.

2. Acquisitions
Airpas Aviation
In April 2016, we completed the acquisition of Airpas Aviation, a software provider and consultancy company which offers route profitability and cost management software solutions. We acquired all of the outstanding stock and ownership interest of Airpas Aviation for net cash consideration of $9 million. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of purchase price includes $12 million of assets acquired, primarily consisting of $5 million of goodwill, not deductible for tax purposes, and $5 million of intangible assets. The intangible assets consist mainly of $4 million of acquired customer relationships with a useful life of 10 years and $1 million of purchased technology with a useful life of 5 years. Airpas Aviation is integrated and managed as part of our Airline and Hospitality Solutions segment. The acquisition of Airpas Aviation did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
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
Purchase Price Allocation
A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$4,209
Accounts receivable	10,564
Other current assets	917
Goodwill	98,930
Intangible assets:
Customer relationships	52,292
Purchased technology	23,362
Trademarks and brand names	2,183
Property and equipment, net	1,556
Current liabilities	(11,091)
Deferred income taxes	(22,548)
Total acquisition price	$160,374
The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of the Trust Group in EMEA and APAC. The goodwill is assigned to our Airline and Hospitality Solutions segment, of which $10 million is deductible for tax purposes. The weighted-average useful lives of the intangible assets acquired are 13 years for customer relationships, 2 years for purchased technology and 2 years for trademarks and brand names.
The acquisition of the Trust Group did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region, which is now named Sabre Asia Pacific Pte Ltd ("SAPPL"). Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the Abacus GDS. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with SAPPL, “Abacus”). SAPPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $443 million, which includes the effect of net working capital adjustments. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility, which has since been repaid.

Purchase Price Allocation
A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands), which includes estimates for contingent liabilities of $25 million related to tax uncertainties:

Cash and cash equivalents	$65,641
Accounts receivable, net	49,099
Other current assets	12,522
Intangible assets:
Customer relationships	319,000
Reacquired rights(1)	113,500
Purchased technology	14,000
Supplier agreements	13,000
Trademarks and brand names	4,000
Property and equipment, net	6,402
Other assets	66,423
Current liabilities	(123,307)
Noncurrent liabilities	(44,245)
Noncurrent deferred income taxes	(78,054)
Goodwill	292,267
710,248
Fair value of Sabre Corporation's previously held equity investment in AIPL	(200,000)
Fair value of AIPL's previously held equity investment in NMCs	(1,880)
Total acquisition price	$508,368
______________________
(1) In connection with the acquisition of Abacus, we reacquired certain contractual rights that provided Abacus the exclusive right, within the Asia-Pacific region, to operate and profit from the Sabre GDS.

In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 7, Fair Value, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for year the ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations in the year ended December 31, 2015. In the first quarter of 2017, we recognized a $16 million reversal of a liability resulting from renegotiation of an agreement with a travel agency in March 2017 that was considered to be out of market in our purchase accounting. The $16 million reversal is included as a reduction of cost of revenue in our consolidated statements of operations for the three months ended March 31, 2017.
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
Abacus has been substantially integrated and is managed as part of our Travel Network segment. As part of the integration strategy for Abacus, management evaluated actions to optimize the investment’s potential, including the implementation of a restructuring plan to align the acquired business with Travel Network. This plan includes the elimination of redundant positions, centralization of key operations and termination of particular product offerings. Our restructuring accrual associated with this plan was $2 million as of March 31, 2017 and December 31, 2016. We made payments of $1 million per year in 2016 and 2015 and adjusted the balance by $4 million in 2016 as a result of the reevaluation of our plan derived from a shift in the timing and strategy of originally contemplated actions. The plan was substantially completed by the first quarter of 2017, and we do not expect to accrue any additional charges in connection with the plan.

3. Discontinued Operations
In the first quarter of 2015, we completed the divestiture of our Travelocity business through the sale of Travelocity.com and lastminute.com. Our Travelocity business has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income from discontinued operations in our consolidated statements of operations for all periods presented. For the three months ended March 31, 2017 and 2016, discontinued operations for our Travelocity business did not have material pretax income or loss. Our provision for income tax, for the three months ended March 31, 2016, as it relates to our discontinued operations, included a $17 million tax benefit associated with the resolution of uncertain tax positions in our discontinued Travelocity business.
4. Income Taxes
Our effective tax rates for the three months ended March 31, 2017 and 2016 were 29% and 31%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the first quarter of 2017, we recognized a tax expense of $1 million associated with the accrual of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $53 million and $49 million as of March 31, 2017 and December 31, 2016, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into a tax receivable agreement (“TRA”) that provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets to total $387 million, excluding interest. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the due date for filing the corporate tax return subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next five years. We made our first annual payment on the TRA liability in the first quarter of 2017 for $101 million, which included accrued interest of approximately $1 million. As of March 31, 2017, the current portion of our Tax Receivable Agreement liability totaled $75 million, which includes a negligible amount of accrued interest. The remaining portion of $213 million is included in other noncurrent liabilities in our consolidated balance sheet as of March 31, 2017. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.

5. Debt
As of March 31, 2017 and December 31, 2016, our outstanding debt included in our consolidated balance sheets totaled $3,499 million and $3,446 million, respectively, which are net of debt issuance costs of $26 million and $27 million, respectively, and unamortized discounts of $8 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2017 and December 31, 2016 (in thousands):

	Rate	Maturity	March 31, 2017	December 31, 2016
Senior secured credit facilities:
Term Loan A	L + 2.50%	July 2021	$577,500	$585,000
New Term Loan B	L + 2.75%	February 2024	1,895,250	—
Prior Term Loan B(1)	L + 3.00%	February 2019	—	1,420,896
Incremental Term Loan Facility(1)	L + 3.50%	February 2019	—	282,354
Term Loan C(1)	L + 3.00%	December 2017	—	49,313
Revolver, $400 million	L + 2.50%	July 2021	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility(2)	5.80%	April 2017	—	79,741
Capital lease obligations			29,973	31,190
Face value of total debt outstanding			3,532,723	3,478,494
Less current portion of debt outstanding			(60,246)	(169,246)
Face value of long-term debt outstanding			$3,472,477	$3,309,248
______________________________

(1)	Refinanced on February 22, 2017 by the New Term Loan B.

(2)	Paid on March 31, 2017 using proceeds from the New Term Loan B.
 Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “Term Facility Amendment”). The new agreement replaced the Prior Term Loan B, Incremental Term Loan Facility and Term Loan C (each as defined below) with a single class of the "New Term Loan B" with an aggregate principal amount of $1,900 million maturing on February 22, 2024. Principal payments on the New Term Loan B are due on a quarterly basis equal to 0.25% of the aggregate amount outstanding with the remaining amount outstanding due at maturity. The applicable margins for the New Term Loan B are 2.75% for Eurocurrency borrowings and 1.75% for base rate borrowings, with a step down to 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 2.50 to 1.00.
The proceeds of $1,898 million, net of $2 million discount on the New Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the New Term Loan B along with the New Term Loan B discount of $2 million.
See Note 6, Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the Term Facility Amendment.
On February 19, 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “Prior Term Loan B”) and $425 million (the “Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million, which we now refer to as the Prior Revolver. On September 30, 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “Incremental Term Loan Facility”). On July 18, 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement (the “Credit Agreement Amendments”) to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “Term Loan A”) and to replace the Prior Revolver with a new revolving credit facility totaling $400 million (the “Revolver”), both of which mature in July 2021. Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. The applicable margins for the Term Loan A and the Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The Term Loan A and the Revolver included an accelerated maturity of November 19, 2018, if on November 19, 2018 the Prior Term Loan B and Incremental Term Loan Facility had not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. As a result of the Term Facility Amendment, this refinancing has occurred. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million.

The proceeds of $597 million, net of $3 million discount on Term Loan A, were used to repay $350 million of outstanding principal on our Prior Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We intend to use the remaining proceeds for general corporate purposes. We recognized a $4 million loss on extinguishment of debt in connection with these transactions.
We had no balance outstanding under the Revolver as of March 31, 2017 and as of December 31, 2016. We had outstanding letters of credit totaling $33 million and $35 million as of March 31, 2017 and December 31, 2016, respectively, which reduced our overall credit capacity under the Revolver.
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
In accordance with authoritative guidance on accounting for derivatives and hedging, we designate foreign currency forward contracts as cash flow hedges on operational exposure and certain interest rate swaps as cash flow hedges of floating-rate borrowings.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in the Other, net in the consolidated statements of operations during the current period. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 2018. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2017 and 2016. As of March 31, 2017, we estimate that $1 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of March 31, 2017 and December 31, 2016, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of March 31, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	23,500	17,582	0.7482
British Pound Sterling	US Dollar	22,050	28,356	1.2860
Indian Rupee	US Dollar	1,392,000	20,280	0.0146
Polish Zloty	US Dollar	243,500	60,949	0.2503
Singapore Dollar	US Dollar	60,500	43,546	0.7198

Outstanding Notional Amounts as of December 31, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	17,000	12,574	0.7396
Euro	US Dollar	1,800	2,031	1.1283
British Pound Sterling	US Dollar	17,750	23,691	1.3347
Indian Rupee	US Dollar	1,174,500	16,786	0.0143
Polish Zloty	US Dollar	258,250	64,778	0.2508
Singapore Dollar	US Dollar	47,700	34,383	0.7208
Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2017 and 2016 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019

Not Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR(1)	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR(1)	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.
As a result of the Term Facility Amendment, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017.  Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued will be amortized into interest expense through the maturity date of the respective swap agreements, and future interest rate swap payments made will be recorded in Other, net.  Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were immaterial for the three months ended March 31, 2017. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments resulted in a gain of $2 million and was recorded in earnings in Other, net for the three months ended March 31, 2017. We had no undesignated derivatives as of December 31, 2016.
In connection with the Term Facility Amendment, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate New Term Loan B. We have designated these swaps as cash flow hedges, which are effective March 31, 2017. The total notional amount outstanding is $750 million in each of the remaining nine months in 2017 and the full years 2018 and 2019. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

The estimated fair values of our derivatives designated as hedging instruments and those not designated as hedging instruments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign exchange contracts	Other accrued liabilities	$(202)	$(7,360)
Foreign exchange contracts	Prepaid expenses and other	1,179	—
Interest rate swaps	Other accrued liabilities	(315)	(8,345)
Interest rate swaps	Other noncurrent liabilities	(687)	(7,339)
		$(25)	$(23,044)

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Prepaid expenses and other	$328	$—
Interest rate swaps	Other accrued liabilities	(7,756)	—
Interest rate swaps	Other noncurrent liabilities	(5,340)	—
		$(12,768)	$—

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Foreign exchange contracts	$5,121	$3,041
Interest rate swaps	(665)	(3,953)
Total	$4,456	$(912)

		Amount of Losses Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2017	2016
Foreign exchange contracts	Cost of revenue	$1,519	$919
Interest rate swaps	Interest Expense	1,352	582
Total		$2,871	$1,501
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

The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2017	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$977	$—	$977	$—
Interest rate swap contracts	(13,770)	—	(13,770)	—
Total	$(12,793)	$—	$(12,793)	$—

		Fair Value at Reporting Date Using
	December 31, 2016	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(7,360)	$—	$(7,360)	$—
Interest rate swap contracts	(15,684)	—	(15,684)	—
Total	$(23,044)	$—	$(23,044)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2017.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for the similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our mortgage facility approximated its fair value as of December 31, 2016. The fair value of the mortgage facility was determined based on estimates of current interest rates for similar debt, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2017 and December 31, 2016, (in thousands):

	Fair Value at		Carrying Value at (2)
Financial Instrument	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Term Loan A	$576,417	$583,538	$575,353	$582,595
New Term Loan B	1,910,649	—	1,889,842	—
Prior Term Loan B(1)	—	1,435,993	—	1,417,616
Incremental Term Loan Facility(1)	—	283,413	—	282,354
Term Loan C(1)	—	49,436	—	49,237
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	543,581	542,919	530,000	530,000
5.25% Senior secured notes due 2023	509,375	515,000	500,000	500,000

______________________________

(1)	Refinanced on February 22, 2017 by the New Term Loan B.

(2)	Excludes net unamortized debt issuance costs.

8. Accumulated Other Comprehensive Income (Loss)
As of March 31, 2017 and December 31, 2016, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	March 31, 2017	December 31, 2016
Defined benefit pension and other post retirement benefit plans	$(103,520)	$(105,036)
Unrealized loss on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	(7,973)	(15,499)
Unrealized foreign currency translation gain	(3,145)	(2,264)
Total accumulated other comprehensive loss, net of tax	$(114,638)	$(122,799)
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
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$77,722	$92,919
Less: Net income attributable to noncontrolling interests	1,306	1,102
Net income from continuing operations available to common stockholders, basic and diluted	$76,416	$91,817
Denominator:
Basic weighted-average common shares outstanding	277,353	275,568
Add: Dilutive effect of stock options and restricted stock awards	2,206	6,395
Diluted weighted-average common shares outstanding	279,559	281,963
Earning per share from continuing operations:
Basic	$0.28	$0.33
Diluted	$0.27	$0.33

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 3 million and 1 million of anti-dilutive common stock equivalents for each of the three months ended March 31, 2017 and 2016, respectively.
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
Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief by which US Airways sought to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. In February 2017, US Airways sought reconsideration of the court's opinion dismissing the claim for declaratory relief, which the court denied in March 2017.
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it $5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs. We continue to believe that our business practices and contract terms are lawful. In January 2017, we filed a motion seeking judgment as a matter of law in favor of Sabre on the one claim on which the jury found for US Airways, which the court denied in March 2017.
Based on the jury’s verdict, in March 2017 the court entered final judgment in favor of US Airways in the amount of $15 million, which is three times the jury’s award of $5 million as required by the Sherman Act. US Airways is also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, the amount of which we strongly dispute. To date, the court has not ruled on US Airways’ motion seeking attorneys’ fees and costs.
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced orders dismissing and/or issuing summary judgment as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. If we also choose to appeal any judgment awarding attorneys’ fees and costs to US Airways, we may be required to file another appellate bond equal to the amount awarded by the court, plus interest, which, to the extent required by the issuer of the bond, we expect to fund with cash on hand or letters of credit issued under our Revolver.
We have accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense for the fourth quarter of 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to final decision by the court. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the claims associated with this case are neither probable nor estimable and therefore have not accrued any losses as of March 31, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
Insurance Carriers
We have disputes against some of our insurance carriers for failing to reimburse defense costs incurred in our previous litigation with American Airlines, which we settled in October 2012. Both insurance carriers admitted there is coverage and agreed to defend us, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. Although the carriers never withdrew their agreement to defend us, they recently have taken the position in the lawsuit that they had no duty to defend or indemnify us. If we prevail, we may recover some or all amounts previously tendered to the insurance companies for payment within the limits of the policies and may be entitled to 18% interest on such amounts, all of which will be recorded in the period cash is received. In December 2016, the judge issued an order on the parties’ competing motions for summary judgment.  The judge partially granted Sabre’s motion, concluding the carriers had a duty to defend Sabre in the underlying American Airlines litigation and that their conflict of interest precluded the carriers from controlling the defense of the litigation.  The judge denied the carriers’ motion seeking summary judgment and dismissal of Sabre’s complaint, and the carriers' subsequent appeal of this ruling has been denied. To date, settlement discussions have been unsuccessful. Discovery is closed, and a trial date has been set for October 2017.
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
In addition, SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2013 and appeals for assessment years ending March 2006 through 2013 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of March 31, 2017. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Beginning in 2004, various state and local governments in the United States have filed more than 80 lawsuits against us and other OTAs pertaining primarily to whether our discontinued Travelocity segment and other OTAs owe sales or occupancy taxes on the revenues they earned from facilitating hotel reservations, where the customer paid us an amount at the time of booking that included (i) service fees, which we collected and retained, and (ii) the price of the hotel room and amounts for occupancy or other local taxes, which we passed along to the hotel supplier. The complaints generally allege, among other things, that the defendants failed to pay to the relevant taxing authority hotel occupancy taxes on the service fees. Several lawsuits also allege that the OTAs owe state or local taxes on their fees for facilitating car rental reservations. Courts have dismissed many of these lawsuits, some for failure to exhaust administrative remedies and some on the basis that we are not subject to sales or occupancy tax. The remaining lawsuits are in various stages of litigation. We have also settled some cases individually, most for amounts not material to our results of operations, and with respect to these settlements, have generally reserved our rights to challenge any effort by the applicable tax authority to impose occupancy taxes in the future.
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of March 31, 2017 and 2016, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three months ended March 31, 2017 and 2016. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
Other
We are investigating an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system. The unauthorized access has been shut off, and there is no evidence of continued unauthorized activity at this time. We have retained expert third-party advisors to assist in the investigation and are working with law enforcement. There is a risk that this investigation may reveal that PII, PCI (each as defined below), or other information may have been compromised. It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with this incident. We maintain insurance that covers certain aspects of our cyber risks, and we are working with our insurance carriers in this matter.
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
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

Segment information for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
Travel Network	$663,477	$625,476
Airline and Hospitality Solutions	257,976	238,380
Eliminations	(6,100)	(4,313)
Total revenue	$915,353	$859,543

Adjusted Gross Profit (a)
Travel Network	$319,018	$304,914
Airline and Hospitality Solutions	105,348	100,876
Corporate	(23,589)	(17,594)
Total	$400,777	$388,196

Adjusted EBITDA (b)
Travel Network	$290,222	$273,174
Airline and Hospitality Solutions	85,517	82,938
Total segments	375,739	356,112
Corporate	(78,178)	(68,632)
Total	$297,561	$287,480

Depreciation and amortization
Travel Network	$20,468	$18,530
Airline and Hospitality Solutions	38,777	35,793
Total segments	59,245	54,323
Corporate	46,425	41,960
Total	$105,670	$96,283

Adjusted Capital Expenditures (c)
Travel Network	$26,273	$22,970
Airline and Hospitality Solutions	62,162	60,420
Total segments	88,435	83,390
Corporate	16,979	12,039
Total	$105,414	$95,429
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted Gross Profit	$400,777	$388,196
Less adjustments:
Selling, general and administrative	144,441	133,856
Cost of revenue adjustments:
Depreciation and amortization (1)	73,697	66,507
Amortization of upfront incentive consideration (2)	16,132	12,337
Stock-based compensation	3,181	4,074
Operating income	$163,326	$171,422

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA	$297,561	$287,480
Less adjustments:
Depreciation and amortization of property and equipment (1a)	61,300	53,665
Amortization of capitalized implementation costs (1b)	9,189	8,488
Acquisition-related amortization (1c)	35,181	34,130
Amortization of upfront incentive consideration (2)	16,132	12,337
Interest expense, net	39,561	41,202
Other, net (3)	15,234	(3,360)
Restructuring and other costs (4)	—	124
Acquisition-related costs (5)	—	108
Litigation costs, net (6)	3,501	(3,846)
Stock-based compensation	8,034	10,289
Provision for income taxes	31,707	41,424
Income from continuing operations	$77,722	$92,919
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the first quarter of 2017, we recognized a $12 million loss related to debt modification costs associated with our debt refinancing. In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Airpas Aviation (see Note 2, Acquisitions).

(6)	Litigation costs, net represent charges and legal fee reimbursements associated with antitrust litigation (see Note 10, Contingencies).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Additions to property and equipment	$88,318	$75,472
Capitalized implementation costs	17,096	19,957
Adjusted Capital Expenditures	$105,414	$95,429

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "expects," "potential," "will," "estimates," "outlook," "should," "may," "intend," "believes," "anticipates," "predicts," "plans," or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties, and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
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
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in EMEA and APAC, for net cash consideration of $156 million. The Trust Group is integrated and managed as part of our Airline and Hospitality Solutions segment.
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.

Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS platform. Airline and Hospitality Solutions also generates revenue through professional service fees and software licensing fees. Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.
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

	Three Months Ended March 31,
	2017	2016	% Change
Travel Network
Direct Billable Bookings - Air	127,364	119,866	6.3%
Direct Billable Bookings - Non-Air	15,338	15,021	2.1%
Total Direct Billable Bookings	142,702	134,887	5.8%
Airline Solutions Passengers Boarded	196,343	183,392	7.1%

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
We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net and the remaining provision (benefit) for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP/EIP Adjusted EBITDA metric referenced in the section entitled “Compensation Discussion and Analysis” in our 2017 Proxy Statement, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.
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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$75,939	$105,167
Loss (income) from discontinued operations, net of tax	477	(13,350)
Net income attributable to noncontrolling interests(1)	1,306	1,102
Income from continuing operations	77,722	92,919
Adjustments:
Acquisition-related amortization(2a)	35,181	34,130
Other, net (4)	15,234	(3,360)
Restructuring and other costs (5)	—	124
Acquisition-related costs(6)	—	108
Litigation costs (reimbursements), net (7)	3,501	(3,846)
Stock-based compensation	8,034	10,289
Tax impact of net income adjustments	(21,568)	(15,716)
Adjusted Net Income from continuing operations	$118,104	$114,648
Adjusted Net Income from continuing operations per share	$0.42	$0.41
Diluted weighted-average common shares outstanding	279,559	281,963

Adjusted Net Income from continuing operations	$118,104	$114,648
Adjustments:
Depreciation and amortization of property and equipment(2b)	61,300	53,665
Amortization of capitalized implementation costs(2c)	9,189	8,488
Amortization of upfront incentive consideration(3)	16,132	12,337
Interest expense, net	39,561	41,202
Remaining provision for income taxes	53,275	57,140
Adjusted EBITDA	$297,561	$287,480

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit and Adjusted EBITDA by business segment (in thousands):

	Three Months Ended March 31, 2017
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$252,724	$46,740	$(136,138)	$163,326
Add back:
Selling, general and administrative	31,083	20,584	92,774	144,441
Cost of revenue adjustments:
Depreciation and amortization(2)	19,079	38,024	16,594	73,697
Amortization of upfront incentive consideration(3)	16,132	—	—	16,132
Stock-based compensation	—	—	3,181	3,181
Adjusted Gross Profit	319,018	105,348	(23,589)	400,777
Selling, general and administrative	(31,083)	(20,584)	(92,774)	(144,441)
Joint venture equity income	898	—	—	898
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,389	753	29,831	31,973
Litigation costs(7)	—	—	3,501	3,501
Stock-based compensation	—	—	4,853	4,853
Adjusted EBITDA	$290,222	$85,517	$(78,178)	$297,561

	Three Months Ended March 31, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$241,544	$47,145	$(117,267)	$171,422
Add back:
Selling, general and administrative	33,373	18,241	82,242	133,856
Cost of revenue adjustments:
Depreciation and amortization(2)	17,660	35,490	13,357	66,507
Amortization of upfront incentive consideration(3)	12,337	—	—	12,337
Stock-based compensation	—	—	4,074	4,074
Adjusted Gross Profit	304,914	100,876	(17,594)	388,196
Selling, general and administrative	(33,373)	(18,241)	(82,242)	(133,856)
Joint venture equity income	763	—	—	763
Selling, general and administrative adjustments:
Depreciation and amortization(2)	870	303	28,603	29,776
Restructuring and other costs(5)	—	—	124	124
Acquisition-related costs(6)	—	—	108	108
Litigation reimbursements, net(7)	—	—	(3,846)	(3,846)
Stock-based compensation	—	—	6,215	6,215
Adjusted EBITDA	$273,174	$82,938	$(68,632)	$287,480
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Additions to property and equipment	$88,318	$75,472
Capitalized implementation costs	17,096	19,957
Adjusted Capital Expenditures	$105,414	$95,429

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$123,035	$140,165
Cash used in investing activities	(88,318)	(234,140)
Cash used in financing activities	(107,788)	(110,902)

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$123,035	$140,165
Additions to property and equipment	(88,318)	(75,472)
Free Cash Flow	$34,717	$64,693
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, and (iii) Abacus International Lanka Pte Ltd of 40%.

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

(4)
In the first quarter of 2017, we recognized a $12 million loss related to debt modification costs associated with our debt refinancing. In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Airpas Aviation.

(7)	Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)
Revenue	$915,353	$859,543
Cost of revenue	607,586	554,265
Selling, general and administrative	144,441	133,856
Operating income	163,326	171,422
Interest expense, net	(39,561)	(41,202)
Joint venture equity income	898	763
Other income (expense), net	(15,234)	3,360
Income from continuing operations before income taxes	109,429	134,343
Provision for income taxes	31,707	41,424
Income from continuing operations	$77,722	$92,919

Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$663,477	$625,476	$38,001	6%
Airline and Hospitality Solutions	257,976	238,380	19,596	8%
Total segment revenue	921,453	863,856	57,597	7%
Eliminations	(6,100)	(4,313)	(1,787)	(41)%
Total revenue	$915,353	$859,543	$55,810	6%
Travel Network—Revenue increased $38 million, or 6%, for the three months ended March 31, 2017 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $38 million to $620 million. This increase is a result of a 6% increase in Direct Billable Bookings to 143 million in the three months ended March 31, 2017.
Airline and Hospitality Solutions—Revenue increased $20 million, or 8%, for the three months ended March 31, 2017 compared to the same period in the prior year. The $20 million increase in revenue primarily resulted from:

•
a $4 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended March 31, 2017 compared to the same period in the prior year. Passengers Boarded increased by 7% to 196 million for the three months ended March 31, 2017 which was partially offset by a 3% decrease in the PB rate;

•	a $3 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•
a $13 million increase in Hospitality Solutions revenue for the three months ended March 31, 2017 compared to the same period in the prior year, driven primarily by an increase in Central Reservation System (“CRS”) revenue from new and existing customers.

Cost of Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$344,459	$320,562	$23,897	7%
Airline and Hospitality Solutions	152,628	137,504	15,124	11%
Eliminations	(6,080)	(4,226)	(1,854)	(44)%
Total segment cost of revenue	491,007	453,840	37,167	8%
Corporate	26,750	21,581	5,169	24%
Depreciation and amortization	73,697	66,507	7,190	11%
Amortization of upfront incentive consideration	16,132	12,337	3,795	31%
Total cost of revenue	$607,586	$554,265	$53,321	10%

Travel Network—Cost of revenue increased $24 million, or 7%, for the three months ended March 31, 2017 compared to the same period in the prior year, mainly as a result of an increase in incentive consideration primarily in North America and EMEA regions offset by a $12 million decrease in the APAC region, driven primarily by renegotiation of an out of market agreement with a travel agency. See Note 2—Acquisitions.

Airline and Hospitality Solutions—Cost of revenue increased $15 million, or 11%, for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes, increase in the headcount-related costs, and an increase in the fees paid to third-party providers to support the growth in the Hospitality Solutions business.
Corporate—Cost of revenue associated with corporate costs increased $5 million, or 24%, for the three months ended March 31, 2017 compared to the same period in the prior year. This increase was primarily due to higher shared technology infrastructure and labor costs.
Depreciation and amortization—Depreciation and amortization increased $7 million, or 11%, for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use and additional amortization of capitalized labor related to customer implementations.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $4 million, or 31%, for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$144,441	$133,856	$10,585	8%
Selling, general and administrative expenses ("SG&A") increased by $11 million, or 8%, for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was primarily driven by a $6 million reimbursement in legal costs related to the US Airways litigation received in the three months ended March 31, 2016, and a $4 million increase in headcount-related costs to support the growth of the business for the three months ended March 31, 2017 compared to the same period in the prior year.
Other (Expense) Income, net

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Other (expense) income, net	$(15,234)	$3,360	$(18,594)	**
________________
** Not meaningful

During the three months ended March 31, 2017, we recognized a $12 million loss related to debt modification costs associated with our debt refinancing in the first quarter of 2017 and realized and unrealized foreign currency exchange losses. During the three months ended March 31, 2016, we recognized a gain due to the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013 offset by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$31,707	$41,424	$(9,717)	(23)%
Our effective tax rates for the three months ended March 31, 2017 and 2016 were 29% and 31%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions.
(Loss) Income from Discontinued Operations, net of tax

	Three Months Ended March 31,
	2017	2016	Change
	(Amounts in thousands)
(Loss) income from discontinued operations, net of tax	$(477)	$13,350	$(13,827)	(104)%
(Loss) income from discontinued operations, net of tax decreased by $14 million for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily driven by a $17 million tax benefit associated with the resolution of uncertain tax positions in our discontinued Travelocity business.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2017 and December 31, 2016, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$287,639	$364,114
Available balance under the Revolver	367,478	365,006
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	32,522	34,994

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2017 and December 31, 2016.
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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to the multi-year $500 million share repurchase program announced in February 2017) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We funded TRA payments of $101 million, including interest, due in January 2017 with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
Dividends
During the first quarter of 2017, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designations
In February 2017, pursuant to the Term Facility Amendment, we replaced $1,753 million of outstanding debt principal as of December 31, 2016, with $1,900 million of new debt principal maturing in February 2024.  The proceeds of the new debt issuance were used to pay off certain existing classes of outstanding term loan facilities, pay associated financing fees, repay the outstanding mortgage on our corporate headquarters and for other general corporate purposes. See Note 5, Debt.
Since our periodic interest payments due on the expired and new debt described above are based on a variable interest rate, we manage our exposure to the variability in our cash flows by entering into pay-fixed, receive-variable interest rate swap agreements (“swaps”) with counterparties.  These swaps are derivative instruments that effectively convert our floating rate debt to a fixed rate instrument.  When we meet the relevant criteria, we apply hedge accounting to the swaps, which are recorded at fair value on the balance sheet with the adjustments to fair value recorded in other comprehensive income.  When we do not meet the criteria to apply hedge accounting, the adjustments to fair value of the swaps are recorded directly in earnings each period.
In connection with the Term Facility Amendment, we discontinued hedge accounting on existing swaps and applied hedge accounting to new swaps entered into as a hedge of the variability of cash flows on the newly issued debt.  In order to manage our exposure to earnings volatility from the interest rate swaps for which we discontinued hedge accounting, we entered into additional offsetting pay-variable, receive-fixed swaps in which we also do not apply hedge accounting to. See Note 6, Derivatives.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2017, we repurchased 532,500 shares totaling $12 million pursuant to this share repurchase program.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that have impacted our airline customers in Venezuela. During the three months ended March 31, 2017, we collected less than $1 million from customers in Venezuela, all of which was outstanding as of December 31, 2016. Accounts receivable outstanding from customers in Venezuela totaled $21 million as of March 31, 2017, which will be recognized as revenue when cash is received.
Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of New Term Loan B with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the New Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. As of March 31, 2017, we had outstanding face value amounts of $578 million on our Term Loan A, $1,895 million on our New Term Loan B, and no outstanding balance on the Revolver.
The Term Loan A matures in July 2021 and amortizes in equal quarterly installments of 1.25% during the first two years of its term and 2.50% during the next three years of its term. Principal payments on the New Term Loan B are due on a quarterly basis equal to .25% of the aggregate amount outstanding with the remaining amount outstanding due at maturity. The Term Loan A and the Revolver mature in July 2021 and included an accelerated maturity of November 19, 2018, if on November 19, 2018 the Prior Term Loan B and Incremental Term Loan Facility had not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. As a result of the Term Facility Amendment, this refinancing has occurred. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margins for the New Term Loan B are 2.75% for Eurocurrency borrowings and 1.75% for base rate borrowings, with a step down to 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 2.50 to 1.00.

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
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2016, we were not required to make an excess cash flow payment in 2017. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 4, Income Taxes) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 4, Income Taxes). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $288 million, excluding interest, and will be made over the next five years. The TRA payments accrue interest at a rate of LIBOR plus 1.00% beginning on the due date for filing the corporate tax return subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. No payments occurred in 2016 and we made payments of $101 million, including interest, in January 2017. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)
Cash provided by operating activities	$123,035	$140,165
Cash used in investing activities	(88,318)	(234,140)
Cash used in financing activities	(107,788)	(110,902)
Cash used in discontinued operations	(1,846)	(3,880)
Effect of exchange rate changes on cash and cash equivalents	(1,558)	(673)
(Decrease) increase in cash and cash equivalents	$(76,475)	$(209,430)

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2017 was $123 million and consisted of net income from continuing operations of $78 million, adjustments for non-cash and other items of $167 million and a decrease in cash from changes in operating assets and liabilities of $121 million. The adjustments for non-cash and other items consist primarily of $106 million of depreciation and amortization, $20 million of deferred income taxes, $16 million in amortization of upfront incentive consideration, a $12 million loss on modification of debt, and $8 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $121 million was primarily the result of a $119 million increase in accounts receivable due to seasonality, $32 million increase in prepaid expenses and other assets, $36 million decrease in accrued compensation and related benefits, $26 million used for upfront incentive consideration, and $17 million used for capitalized implementation costs. These decreases were partially offset by an increase of $69 million in accounts payable and other accrued liabilities primarily driven by seasonality in incentives and business growth and an increase of $38 million in deferred revenue primarily due to upfront solution fees.
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
Investing Activities
For the three months ended March 31, 2017, we used cash of $88 million on capital expenditures, including $68 million related to software developed for internal use.
For the three months ended March 31, 2016, we used cash of $159 million paid for the Trust Group and $75 million on capital expenditures, including $65 million related to software developed for internal use.

Financing Activities
For the three months ended March 31, 2017, we used $108 million for financing activities. Significant highlights of our financing activities include:

•
we received proceeds of $1,898 million (net of $2 million discount) from the New Term Loan B, which were used to pay off approximately $1,765 million of all existing classes of outstanding term loans (other then the Term Loan A) and $10 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	we made our first annual payment on the TRA liability for $99 million, excluding interest;

•	we paid $39 million in dividends on our common stock;

•	we repurchased 532,500 shares of our common stock outstanding totaling $12 million; and

•
we received proceeds of $12 million from the settlement of employee stock-option awards and paid $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

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

Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $2 million and $4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash flows used by discontinued operating activities in the three months ended

March 31, 2017 compared to 2016 is primarily due lower operating losses and a reduction in cash used to pay liabilities as we wind down the business.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 10, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
In February 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of New Term Loan B. See "—Liquidity and Capital Resources—Senior Secured Credit Facilities." In March 2017, a portion of the portion of the proceeds of the New Term Loan B received pursuant to the Term Facility Amendment was used to repay approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters. In addition, we made payments of $101 million, including interest, under our TRA in January 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2017 and year ended December 31, 2016.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted Accounting Standards Update ("ASU") is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and the Company has adopted this standard and has made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard in 2017 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued updated guidance clarifying the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We early adopted this standard effective first quarter of 2017, which did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued updated guidance improving the presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements.
In October 2016, the FASB issued updated guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The updated guidance will be effective in its first quarter of 2018 and early adoption is permitted. We early adopted this standard effective first quarter of 2017, which did not impact our consolidated financial statements.
In February 2016, FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2016, the FASB issued updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjust for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact to our consolidated financial statements.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, we believe the allocation of contract revenues between various products and solutions, and the timing of when those revenues are recognized will be impacted primarily due to accounting for variable consideration within the standard and the acceleration of revenue recognition related to the transfer of software licenses. Additionally, the requirement to defer incremental costs to obtain a contract, and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline Solutions and Hospitality Solutions business. We are continuing to evaluate all of the provisions of each of these standards, and their impacts to our current accounting policies, processes, controls and systems.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, revolving credit facility, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2016 as previously disclosed under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.

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

•
factors that affect supply of travel such as travel restrictions or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports.

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
Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or travel management companies ("TMCs"), thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline and Hospitality Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, in addition to damages related to the allegations of breach of contract and tortious interference with agency contracts. We deny the allegations and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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
Our Airline and Hospitality Solutions business principally faces competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business but our primary competitors are in the hospitality CRS and property management system ("PMS") fields.
Factors that may affect the competitive success of our Airline and Hospitality Solutions business include our pricing structure, our ability to keep pace with technological developments, the effectiveness and reliability of our implementation and system migration processes, our ability to meet a variety of customer specifications, the effectiveness and reliability of our systems, the cost and efficiency of our system upgrades and our customer support services. Our failure to compete effectively on these and other factors could decrease our market share, adversely impact our pricing or otherwise negatively affect our Airline and Hospitality Solutions business.
Security breaches could expose us to liability and damage our reputation and our business.
We process, store, and transmit large amounts of data, including personally identifiable information ("PII") and payment card industry data ("PCI") of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC (as defined below) or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. We are investigating an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system. The unauthorized access has been shut off, and there is no evidence of continued unauthorized activity at this time. We have retained expert third-party advisors to assist in the investigation and are working with law enforcement.  There is a risk that this investigation may reveal that PII, PCI, or other information may have been compromised. The costs of this investigation, as well as any other impacts or remediation related to this incident, may be material. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we are working with our insurance carriers in this matter.
Any physical or electronic break-in, computer viruses, cybersecurity incidents or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security breaches cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security breaches could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
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
Additionally, we use several third-party distributor partners and joint ventures to extend our GDS services in EMEA and APAC. The termination of our contractual arrangements with any of these third-party distributor partners and joint ventures could adversely impact our Travel Network business in the relevant markets. See “—We rely on third-party distributor partners and joint ventures to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and joint ventures.
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" included in Part II, Item 7 of our Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
Voters in the U.K. have approved the exit of that country from the E.U. (“Brexit”), and the British government has provided official notification to the E.U. that it intends to withdraw from the E.U. The Brexit vote and related process have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
We rely on the availability and performance of information technology services provided by third parties, including DXC, which manages a significant portion of our systems.
Our businesses are largely dependent on the computer data centers and network systems operated for us by DXC, including through our recently amended agreement with DXC. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users.

Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if:

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

•
Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.

In addition, DXC Technology ("DXC") was formed in April 2017 from the spin-off of HP Enterprises' Services segment business and merger it with CSC. There could be uncertainty, delays or disruptions in DXC's services as a result of these transactions, which could result in additional costs or business disruptions for us.
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
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, Sean Menke has recently been elected as President and Chief Executive Officer of Sabre. Our business operations may be affected by the CEO transition, potentially resulting from modifications to our business strategies announced by our new CEO and increased long term investment in key areas, such as technology infrastructure, that may have a negative impact in the short term due to expected increases in operating expenses and capital expenditures.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10, Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a CID from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. Depending on the outcome of any of these proceedings, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
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
We have GDS contracts with carriers that fly to Cuba, Iran, Crimea region and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.

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

We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016 , the amount of indefinitely reinvested foreign earnings was approximately $278 million. If cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States in a taxable transaction to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at March 31, 2017 contained goodwill and intangible assets, net totaling $3.3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of March 31, 2017, we had $3.5 billion of indebtedness outstanding in addition to $367 million of availability under our Revolver (as defined below in Item 1. Financial Statements, Note 5, Debt), after taking into account the availability reduction of $33 million for letters of credit issued under our Revolver. In February 2017, Sabre GLBL entered into the Term Facility Amendment to provide for the New Term Loan B. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" in Part I, Item 2. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. For the quarter ended March 31, 2017, foreign currency operations included $62 million of revenue and $173 million of operating expenses, representing approximately 7% and 23% of our total revenue and operating expenses, respectively. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% and 7% of our operating expenses for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience a material adverse effect on our results of operations and financial condition. As we have seen in prior periods, in the event of severe volatility in exchange rates, these exposures can increase, and the impact on our results of operations and financial condition can be more pronounced. In addition, the current environment and the increasingly global nature of our business have made hedging these exposures more complex and costly.
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
We are updating our enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.
We are continuing to implement a project to consolidate our business technology infrastructure to a single global ERP system. We expect to invest capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the ERP system, particularly ones that impact our financial reporting and accounting systems, could adversely affect our business. Even if we do not encounter these adverse effects, the design and implementation of the ERP system may be more costly than we anticipate, which could negatively impact our financial position, results of operations and cash flows. In addition, the ERP system will be outsourced to a third-party provider, and any disruption to those outsourced systems may negatively impact our business. See “-We rely on the availability and performance of information technology services provided by third parties, including DXC, which manages a significant portion of our systems.”
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
As of March 31, 2017, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock and, consequently, have significant influence over us.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the first quarter of 2017:

Period 2017	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	—
February 1 to February 28	—	$—	—	$500,000,000
March 1 to March 31	532,500	$21.67	532,500	488,459,450
Total	532,500	$21.67	532,500	488,459,450
_____________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

(2)
Share repurchases were made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.44+*	Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan
10.45+*	Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan
10.59
Third Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated February 22, 2017, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, the 2017 Incremental Term Lenders party thereto and each other Lender party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017)

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

SABRE CORPORATION
(Registrant)
Date:	May 2, 2017	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)