Form 10-Q
period 2017-06-30
Sabre Corp
filed 2017-08-01
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 26, 2017, 278,678,333 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$900,663	$845,242	$1,816,016	$1,704,785
Cost of revenue	643,067	556,317	1,250,653	1,110,582
Selling, general and administrative	146,856	146,886	291,297	280,742
Impairment and related charges	92,022	—	92,022	—
Operating income	18,718	142,039	182,044	313,461
Other income (expense):
Interest expense, net	(38,097)	(37,210)	(77,658)	(78,412)
Joint venture equity income	513	763	1,411	1,526
Other, net	(752)	876	(15,986)	4,236
Total other expense, net	(38,336)	(35,571)	(92,233)	(72,650)
(Loss) income from continuing operations before income taxes	(19,618)	106,468	89,811	240,811
(Benefit) Provision for income taxes	(15,466)	31,273	16,241	72,697
(Loss) income from continuing operations	(4,152)	75,195	73,570	168,114
(Loss) income from discontinued operations, net of tax	(1,222)	(2,098)	(1,699)	11,252
Net (loss) income	(5,374)	73,097	71,871	179,366
Net income attributable to noncontrolling interests	1,113	1,078	2,419	2,180
Net (loss) income attributable to common stockholders	$(6,487)	$72,019	$69,452	$177,186

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.02)	$0.27	$0.26	$0.60
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.04
Net (loss) income per common share	$(0.02)	$0.26	$0.25	$0.64
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.02)	$0.26	$0.25	$0.59
(Loss) income from discontinued operations	—	(0.01)	(0.01)	0.04
Net (loss) income per common share	$(0.02)	$0.25	$0.25	$0.63
Weighted-average common shares outstanding:
Basic	278,441	277,392	277,900	276,480
Diluted	278,441	283,001	279,919	282,648

Dividends per common share	$0.14	$0.13	$0.28	$0.26
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(5,374)	$73,097	$71,871	$179,366
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA gains	8,483	1,909	7,669	1,539
Reclassification adjustment for realized gains on foreign CTA, net of tax	—	—	—	(198)
Net change in foreign CTA losses, net of tax	8,483	1,909	7,669	1,341
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $259, $130, $259 and $259	(99)	(228)	(457)	(457)
Amortization of actuarial losses, net of taxes of $(1,355), $(516), $(1,355) and $(1,031)	520	909	2,395	1,819
Total retirement-related benefit plans	421	681	1,938	1,362
Derivatives and available-for-sale securities:
Unrealized losses, net of taxes of $(804), $1,062, $(1,648) and $2,321	2,345	777	7,000	285
Reclassification adjustment for realized losses, net of taxes of $(683), $(55), $(1,598) and $(340)	806	93	3,677	1,012
Net change in derivatives and available-for-sale securities, net of tax	3,151	870	10,677	1,297
Share of other comprehensive income of joint venture	118	—	50	—
Other comprehensive income	12,173	3,460	20,334	4,000
Comprehensive income	6,799	76,557	92,205	183,366
Less: Comprehensive income attributable to noncontrolling interests	(1,113)	(1,078)	(2,419)	(2,180)
Comprehensive income attributable to Sabre Corporation	$5,686	$75,479	$89,786	$181,186

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$306,696	$364,114
Accounts receivable, net	512,167	400,667
Prepaid expenses and other current assets	108,215	88,600
Total current assets	927,078	853,381
Property and equipment, net of accumulated depreciation of $1,109,669 and $986,890	791,735	753,279
Investments in joint ventures	26,146	25,582
Goodwill	2,551,448	2,548,447
Acquired customer relationships, net of accumulated amortization of $674,440 and $646,850	362,152	387,632
Other intangible assets, net of accumulated amortization of $566,263 and $538,380	359,922	387,805
Deferred income taxes	111,902	95,285
Other assets, net	559,495	673,159
Total assets	$5,689,878	$5,724,570

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$152,485	$168,576
Accrued compensation and related benefits	109,420	102,037
Accrued subscriber incentives	266,438	216,011
Deferred revenues	176,335	187,108
Other accrued liabilities	237,583	222,879
Current portion of debt	60,050	169,246
Tax Receivable Agreement	74,977	100,501
Total current liabilities	1,077,288	1,166,358
Deferred income taxes	96,842	88,957
Other noncurrent liabilities	439,966	567,359
Long-term debt	3,425,949	3,276,281
Commitments and contingencies (Note 11)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 288,618,730 and 285,461,125 shares issued, 278,628,948 and 276,949,802 shares outstanding at June 30, 2017 and December 31, 2016, respectively	2,886	2,854
Additional paid-in capital	2,148,148	2,105,843
Treasury Stock, at cost, 9,989,782 and 8,511,323 shares at June 30, 2017 and December 31, 2016, respectively	(254,156)	(221,746)
Retained deficit	(1,149,598)	(1,141,116)
Accumulated other comprehensive loss	(102,465)	(122,799)
Noncontrolling interest	5,018	2,579
Total stockholders’ equity	649,833	625,615
Total liabilities and stockholders’ equity	$5,689,878	$5,724,570

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$71,871	$179,366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	198,687	194,726
Amortization of upfront incentive consideration	32,293	26,233
Litigation-related credits	—	(25,527)
Stock-based compensation expense	22,758	23,099
Allowance for doubtful accounts	5,356	6,131
Impairment and related charges	92,022	—
Deferred income taxes	(16,121)	59,315
Joint venture equity income	(1,411)	(1,526)
Dividends received from joint venture investments	896	—
Amortization of debt issuance costs	3,640	3,892
Loss on modification of debt	11,730	—
Other	7,135	3,030
Loss (income) from discontinued operations	1,699	(11,252)
Changes in operating assets and liabilities:
Accounts and other receivables	(125,913)	(83,551)
Prepaid expenses and other current assets	(1,434)	(15,354)
Capitalized implementation costs	(31,444)	(43,268)
Upfront incentive consideration	(37,260)	(47,228)
Other assets	(31,207)	(13,639)
Accrued compensation and related benefits	7,170	(25,663)
Accounts payable and other accrued liabilities	41,702	12,963
Deferred revenue including upfront solution fees	25,707	22,037
Cash provided by operating activities	277,876	263,784
Investing Activities
Additions to property and equipment	(167,410)	(164,593)
Acquisition, net of cash acquired	—	(164,977)
Cash used in investing activities	(167,410)	(329,570)
Financing Activities
Proceeds of borrowings from lenders	1,897,625	378,000
Payments on borrowings from lenders	(1,856,803)	(485,796)
Payments on Tax Receivable Agreement	(99,241)	—
Debt issuance and modification costs	(12,380)	—
Net proceeds on the settlement of equity-based awards	9,383	4,808
Cash dividends paid to common stockholders	(77,934)	(72,060)
Repurchase of common stock	(22,213)	—
Other financing activities	(749)	714
Cash used in financing activities	(162,312)	(174,334)
Cash Flows from Discontinued Operations
Cash used in operating activities	(2,780)	(12,407)
Cash provided by investing activities	—	—
Cash used in discontinued operations	(2,780)	(12,407)
Effect of exchange rate changes on cash and cash equivalents	(2,792)	(293)
Decrease in cash and cash equivalents	(57,418)	(252,820)
Cash and cash equivalents at beginning of period	364,114	321,132
Cash and cash equivalents at end of period	$306,696	$68,312
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
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
Stockholders’ Equity—During the six months ended June 30, 2017, we issued 3,157,605 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $20 million in proceeds from the exercise of employee stock-option awards and paid $10 million of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $78 million, and $0.13 per share, totaling $72 million, during the six months ended June 30, 2017 and 2016, respectively. In July 2017, our board of directors declared a cash dividend of $0.14 per share, payable on September 29, 2017, to stockholders of record on September 21, 2017.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2017, we repurchased 1,015,558 shares totaling $22 million pursuant to this share repurchase program.

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted Accounting Standards Update ("ASU") is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and we have adopted this standard and have made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this standard in 2017 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued updated guidance improving the presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2017, the FASB issued updated guidance regarding changes to the terms or conditions of a share-based payment award which requires an entity to apply modification accounting under the current standard on stock compensation. Under this updated standard, a new fair value measurement is assessed on the modified award, with any incremental fair value of the new award recognized as additional compensation cost. The ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We plan to early adopt this standard in the third quarter of 2017, which is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued updated guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The updated guidance will be effective in the first quarter of 2018 and early adoption is permitted. We early adopted this standard effective first quarter of 2017, which did not impact our consolidated financial statements.
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
In January 2016, the FASB issued updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, the following are some of the anticipated impacts of adoption:

•
allocation of contract revenues among various products and solutions, and the timing of when those revenues are recognized, will be impacted primarily due to accounting for variable consideration within the standard, for a subset of our Airline Solutions business,

•
a term license will be considered a distinct performance obligation with revenue recognition occurring once control is transferred to the customer, resulting in acceleration of revenue recognition, while maintenance services will continue to be recognized over the term of the contract, particularly for our Airline Solutions business, and

•
deferral of incremental costs to obtain a contract, and recognition of them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline and Hospitality Solutions segment.

We are continuing to evaluate all of the provisions of each of these standards and their impacts to our current accounting policies, processes, controls and systems.
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

In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 8, Fair Value, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for the year ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations in the year ended December 31, 2015. In the first quarter of 2017, we recognized a $16 million reversal of a liability resulting from renegotiation of an agreement with a travel agency in March 2017 that was considered to be out of market in our purchase accounting. The $16 million reversal is included as a reduction of cost of revenue in our consolidated statements of operations for the six months ended June 30, 2017.
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

3. Discontinued Operations
In the first quarter of 2015, we completed the divestiture of our Travelocity business through the sale of Travelocity.com and lastminute.com. Our Travelocity business has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income from discontinued operations in our consolidated statements of operations for all periods presented. For the three and six months ended June 30, 2017, discontinued operations for our Travelocity business did not have material pretax income or loss. Our provision for income tax, for the three and six months ended June 30, 2016, as it relates to our discontinued operations, included a $17 million tax benefit associated with the resolution of uncertain tax positions in our discontinued Travelocity business.
4. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 2, General Information in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017 for more information. In May 2017, we notified an airline customer from our Airline Solutions’ business that, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with the customer, we are commencing a formal contract dispute resolution process.  As a result of the uncertainty, we evaluated the recoverability of net capitalized contract costs related to the customer and recorded a charge of $92 million ($59 million, net of tax), during the three months ended June 30, 2017.  This charge was estimated based on a review of all balances with the customer including capitalized implementation costs, deferred customer advances and discounts, deferred revenue, contract liabilities, and other deferred charges.  The contract with the customer provides for recoverability of at least a portion of net capitalized costs, and our current best estimate has been considered in the impairment charge. Given the uncertainty associated with the ultimate settlement of this dispute, there could be further adjustments to our consolidated statement of operations, including contract liabilities or estimated cash receipts, which we are entitled to under termination clauses. This impairment charge was primarily non-cash and was recorded to Impairment and related charges in our consolidated statement of operations in the second quarter of 2017.
5. Income Taxes
Our effective tax rates for the six months ended June 30, 2017 and 2016 were 18% and 30%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily driven by the tax impact from the impairment charge associated with an Airline Solutions' customer contract (see Note 4, Impairment and Related Charges), which was recognized as a discrete benefit in the second quarter of 2017, and a relative increase in full year forecasted earnings in lower tax jurisdictions. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the second quarter of 2017, we recognized a tax expense of $1 million associated with the accrual of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $54 million and $49 million as of June 30, 2017 and December 31, 2016, respectively.
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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $387 million, excluding interest. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S federal net operating loss carryforwards ("NOLs") under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next five years. No payments occurred in years 2014 to 2016 and we made payments of $101 million, which included accrued interest of approximately $1 million, in January 2017. As of June 30, 2017, the current portion of our TRA liability totaled $75 million, which includes a negligible amount of accrued interest. The remaining portion of $213 million is included in other noncurrent liabilities in our consolidated balance sheet as of June 30, 2017. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
6. Debt
As of June 30, 2017 and December 31, 2016, our outstanding debt included in our consolidated balance sheets totaled $3,486 million and $3,446 million, respectively, which are net of debt issuance costs of $25 million and $27 million, respectively, and unamortized discounts of $7 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2017 and December 31, 2016 (in thousands):

	Rate	Maturity	June 30, 2017	December 31, 2016
Senior secured credit facilities:
Term Loan A	L + 2.50%	July 2021	$570,000	$585,000
Term Loan B	L + 2.75%	February 2024	1,890,500	—
Prior Term Loan B(1)	L + 3.00%	February 2019	—	1,420,896
Incremental Term Loan Facility(1)	L + 3.50%	February 2019	—	282,354
Term Loan C(1)	L + 3.00%	December 2017	—	49,313
Revolver, $400 million	L + 2.50%	July 2021	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility(2)	5.80%	April 2017	—	79,741
Capital lease obligations			27,844	31,190
Face value of total debt outstanding			3,518,344	3,478,494
Less current portion of debt outstanding			(60,050)	(169,246)
Face value of long-term debt outstanding			$3,458,294	$3,309,248
______________________________

(1)	Refinanced on February 22, 2017 by the Term Loan B.

(2)	Extinguished on March 31, 2017 using proceeds from the Term Loan B.
 Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “Term Facility Amendment”). The new agreement replaced the Prior Term Loan B, Incremental Term Loan Facility and Term Loan C (each as defined below) with a single class of term loan (the "Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. Principal payments on the Term Loan B are due on a quarterly basis equal to 0.25% of the aggregate amount outstanding with the remaining amount outstanding due at maturity. The applicable margins for the Term Loan B are 2.75% for Eurocurrency borrowings and 1.75% for base rate borrowings, with a step down to 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 2.50 to 1.00.
The proceeds of $1,898 million, net of $2 million discount on the Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million.
See Note 7, Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the Term Facility Amendment.
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
The proceeds of $597 million, net of $3 million discount, on Term Loan A, were used to repay $350 million of outstanding principal on our Prior Term Loan B and Incremental Term Loan Facility, on a pro rata basis, repay the $120 million outstanding balance on our Prior Revolver immediately prior to the execution of the Credit Agreement Amendments, and to pay $11 million in associated financing fees. We are utilizing the remaining proceeds for general corporate purposes. We recognized a $4 million loss on extinguishment of debt in connection with these transactions.
We had no balance outstanding under the Revolver as of June 30, 2017 and as of December 31, 2016. We had outstanding letters of credit totaling $22 million and $35 million as of June 30, 2017 and December 31, 2016, respectively, which reduced our overall credit capacity under the Revolver.
7. Derivatives
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in Other, net in the consolidated statements of operations during the current period. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 2018. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, we estimate that $6 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.

As of June 30, 2017 and December 31, 2016, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	25,650	19,310	0.7528
British Pound Sterling	US Dollar	21,900	27,907	1.2743
Indian Rupee	US Dollar	1,219,000	17,916	0.0147
Polish Zloty	US Dollar	227,000	57,868	0.2549
Singapore Dollar	US Dollar	57,000	41,039	0.7200

Outstanding Notional Amounts as of December 31, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	17,000	12,574	0.7396
Euro	US Dollar	1,800	2,031	1.1283
British Pound Sterling	US Dollar	17,750	23,691	1.3347
Indian Rupee	US Dollar	1,174,500	16,786	0.0143
Polish Zloty	US Dollar	258,250	64,778	0.2508
Singapore Dollar	US Dollar	47,700	34,383	0.7208
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2017 and 2016 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019

Not Designated as Hedging Instrument(3)
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR(1)	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR(1)	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017.  Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and future interest rate swap payments made will be recorded in Other, net.  Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $3 million for the three and six months ended June 30, 2017, respectively. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments resulted in a gain of $2 million and $3 million recorded in earnings in Other, net for the three and six months ended June 30, 2017, respectively. We had no undesignated derivatives as of December 31, 2016.
In connection with the Term Facility Amendment, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. We have designated these swaps as cash flow hedges, which were effective March 31, 2017. The total notional amount outstanding is $750 million in each of the remaining six months in 2017 and the full years 2018 and 2019. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

The estimated fair values of our derivatives as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign exchange contracts	Other accrued liabilities	$—	$(7,360)
Foreign exchange contracts	Prepaid expenses and other	5,522	—
Interest rate swaps	Other accrued liabilities	(281)	(8,345)
Interest rate swaps	Other noncurrent liabilities	(2,303)	(7,339)
		$2,938	$(23,044)

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Prepaid expenses and other	$421	$—
Interest rate swaps	Other assets, net	199	—
Interest rate swaps	Other accrued liabilities	(7,775)	—
Interest rate swaps	Other noncurrent liabilities	(3,742)	—
		$(10,897)	$—

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Amount of Net Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign exchange contracts	$3,457	$(3,599)	$8,578	$(558)
Interest rate swaps	(1,183)	(1,607)	(1,848)	(5,560)
Total	$2,274	$(5,206)	$6,730	$(6,118)

		Amount of Net Losses (Gains) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign exchange contracts	Cost of revenue	$(636)	$93	$884	$1,012
Interest rate swaps	Interest Expense	1,443	582	2,794	1,164
Total		$807	$675	$3,678	$2,176
8. Fair Value Measurements
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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2017	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$5,522	$—	$5,522	$—
Interest rate swap contracts	(13,481)	—	(13,481)	—
Total	$(7,959)	$—	$(7,959)	$—

			Fair Value at Reporting Date Using
	December 31, 2016		Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(7,360)		$—	$(7,360)	$—
Interest rate swap contracts	(15,684)		—	(15,684)	—
Total	$(23,044)	—	$—	$(23,044)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2017.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2017 and December 31, 2016, (in thousands):

	Fair Value at		Carrying Value at (2)
Financial Instrument	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Term Loan A	$571,069	$583,538	$567,993	$582,595
Term Loan B	1,905,860	—	1,885,272	—
Prior Term Loan B(1)	—	1,435,993	—	1,417,616
Incremental Term Loan Facility(1)	—	283,413	—	282,354
Term Loan C(1)	—	49,436	—	49,237
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	554,165	542,919	530,000	530,000
5.25% Senior secured notes due 2023	520,780	515,000	500,000	500,000

______________________________

(1)	Refinanced on February 22, 2017 by the Term Loan B.

(2)	Excludes net unamortized debt issuance costs.

9. Accumulated Other Comprehensive Income (Loss)
As of June 30, 2017 and December 31, 2016, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	June 30, 2017	December 31, 2016
Defined benefit pension and other post retirement benefit plans	$(103,099)	$(105,036)
Unrealized loss on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	(4,821)	(15,499)
Unrealized foreign currency translation gain (loss)	5,455	(2,264)
Total accumulated other comprehensive loss, net of tax	$(102,465)	$(122,799)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in selling, general and administrative expenses. See Note 7, Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
10. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
(Loss) income from continuing operations	$(4,152)	$75,195	$73,570	$168,114
Less: Net income attributable to noncontrolling interests	1,113	1,078	2,419	2,180
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(5,265)	$74,117	$71,151	$165,934
Denominator:
Basic weighted-average common shares outstanding	278,441	277,392	277,900	276,480
Add: Dilutive effect of stock options and restricted stock awards	—	5,609	2,019	6,168
Diluted weighted-average common shares outstanding	278,441	283,001	279,919	282,648
Earning per share from continuing operations:
Basic	$(0.02)	$0.27	0.26	0.60
Diluted	$(0.02)	$0.26	0.25	0.59

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. For the three months ended June 30, 2017, we had 6 million common stock equivalents associated with stock options and restricted stock awards. As we recognized a loss from continuing operations during the three months ended June 30, 2017, these common stock equivalents were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share are equal for the three months ended June 30, 2017. The calculation of diluted weighted-average shares excludes the impact of 5 million of anti-dilutive common stock equivalents for the six months ended June 30, 2017 and 1 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2016.
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
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced orders dismissing and/or issuing summary judgment as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. If we also choose to appeal any judgment awarding attorneys’ fees and costs to US Airways, we may be required to file another appellate bond equal to the amount awarded by the court, plus interest, which, to the extent required by the issuer of the bond, we expect to secure with letters of credit issued under our Revolver.
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
Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of June 30, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.

Putative Class Action Lawsuit on Cybersecurity Incident
In July 2017, a putative class action lawsuit was filed against us in the United States District Court for the Central District of California. The plaintiffs are asserting various claims under state law, including tort, contract and statutory claims, on behalf of a putative class of individuals residing in the United States and whose personally identifiable information allegedly was disclosed, in connection with the cybersecurity incident involving unauthorized access to payment information contained in a subset of hotel reservations process through the SHS Central Reservation System. The plaintiffs are seeking equitable relief and an unspecified amount of damages in connection with their claims. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of June 30, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against this matter. See “—Other” below for more information and an update on our internal investigation.
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
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and no trial date has been set. We have appealed the tax assessments for the assessment years ended March 2013 and March 2014 with the ITAT and no trial date has been set for these subsequent years.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of June 30, 2017. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of June 30, 2017 and 2016, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three and six months ended June 30, 2017 and 2016. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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

Other
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the SHS Central Reservation System. Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the SHS Central Reservation System; used the account credentials to view a credit card summary page on the SHS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the SHS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the SHS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the SHS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, and we engaged a PCI forensic investigator to investigate this incident. The PCI forensic investigation is ongoing. We have notified customers and other companies that use or interact with, directly or indirectly, the SHS Central Reservation System about the incident. Although the costs related to this incident, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with this incident. See “—Putative Class Action Lawsuit on Cybersecurity Incident” above for a discussion of a lawsuit filed in connection with this incident. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in this matter.
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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, impairment and related charges, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, and stock-based compensation included in cost of revenue.

We define Adjusted EBITDA as income (loss) from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, impairment and related charges, interest expense, net, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.
Segment information for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Travel Network	$635,615	$597,910	$1,299,092	$1,223,386
Airline and Hospitality Solutions	271,780	252,169	529,756	490,549
Eliminations	(6,732)	(4,837)	(12,832)	(9,150)
Total revenue	$900,663	$845,242	$1,816,016	$1,704,785

Adjusted Gross Profit (a)
Travel Network	$274,149	$281,986	$593,167	$586,900
Airline and Hospitality Solutions	122,842	108,469	228,190	209,345
Corporate	(28,413)	(17,190)	(52,002)	(34,784)
Total	$368,578	$373,265	$769,355	$761,461

Adjusted EBITDA (b)
Travel Network	$245,891	$251,587	$536,113	$524,761
Airline and Hospitality Solutions	101,725	91,945	187,242	174,883
Total segments	347,616	343,532	723,355	699,644
Corporate	(86,199)	(72,048)	(164,377)	(140,680)
Total	$261,417	$271,484	$558,978	$558,964

Depreciation and amortization
Travel Network	$20,641	$19,676	$41,109	$38,206
Airline and Hospitality Solutions	39,857	36,555	78,634	72,348
Total segments	60,498	56,231	119,743	110,554
Corporate	32,519	42,212	78,944	84,172
Total	$93,017	$98,443	$198,687	$194,726

Adjusted Capital Expenditures (c)
Travel Network	$22,983	$24,185	$49,256	$47,155
Airline and Hospitality Solutions	56,227	71,045	118,389	131,465
Total segments	79,210	95,230	167,645	178,620
Corporate	14,230	17,202	31,209	29,241
Total	$93,440	$112,432	$198,854	$207,861
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted Gross Profit	$368,578	$373,265	$769,355	$761,461
Less adjustments:
Selling, general and administrative	146,856	146,886	291,297	280,742
Impairment and related charges(7)	92,022	—	92,022	—
Cost of revenue adjustments:
Depreciation and amortization (1)	76,015	65,372	149,712	131,879
Restructuring and other costs (4)	12,976	—	12,976	—
Amortization of upfront incentive consideration (2)	16,161	13,896	32,293	26,233
Stock-based compensation	5,830	5,072	9,011	9,146
Operating income	$18,718	$142,039	$182,044	$313,461

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA	$261,417	$271,484	$558,978	$558,964
Less adjustments:
Depreciation and amortization of property and equipment (1a)	63,810	56,214	125,110	109,879
Amortization of capitalized implementation costs (1b)	8,948	8,211	18,137	16,699
Acquisition-related amortization (1c)	20,259	34,018	55,440	68,148
Amortization of upfront incentive consideration (2)	16,161	13,896	32,293	26,233
Impairment and related charges(7)	92,022	—	92,022	—
Interest expense, net	38,097	37,210	77,658	78,412
Other, net (3)	752	(876)	15,986	(4,236)
Restructuring and other costs (4)	25,304	1,116	25,304	1,240
Acquisition-related costs (5)	—	516	—	624
Litigation costs (reimbursements), net (6)	958	1,901	4,459	(1,945)
Stock-based compensation	14,724	12,810	22,758	23,099
Provision for income taxes	(15,466)	31,273	16,241	72,697
(Loss) income from continuing operations	$(4,152)	$75,195	$73,570	$168,114
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In the second quarter of 2017, we recorded a $25 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Airpas Aviation (see Note 2, Acquisitions).

(6)	Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation (see Note 11, Contingencies).

(7)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process has commenced, and due to the uncertainty of the ultimate outcome, we have recorded this estimated charge (see Note 4, Impairment and Related Charges).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Additions to property and equipment	$79,092	$89,121	$167,410	$164,593
Capitalized implementation costs	14,348	23,311	31,444	43,268
Adjusted Capital Expenditures	$93,440	$112,432	$198,854	$207,861

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Recent Developments Affecting our Results of Operations
In May 2017, we notified an airline customer of our Airline Solutions’ business that, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with the customer, we are commencing a formal contract dispute resolution process.  As a result of the uncertainty, we evaluated the recoverability of net capitalized contract costs related to the customer and impacts from associated future contractual obligations and recorded a charge of $92 million ($59 million, net of tax), during the three months ended June 30, 2017. The contract with the customer provides for recoverability of at least a portion of net capitalized costs, and our current best estimate has been considered in the impairment charge. Given the uncertainty associated with the ultimate settlement of this dispute, there could be further adjustments to our consolidated statement of operations, including the release of certain contract liabilities or cash receipts in excess of our estimates, which we are entitled to under termination clauses. The impairment charge did not impact our cash flows from operations for the second quarter. This impairment charge resulted in a material impact on our financial results, and related matters may adversely impact our future results of operations and cash flow.
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
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline and Hospitality Solutions primarily generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS platform. Airline and Hospitality Solutions also generates revenue through professional service fees and software licensing fees. The future rate of growth of our Airline Solutions revenues is expected to be negatively impacted by, among other things, reduced sales of our software solutions and lower growth in Passengers Boarded due to delayed or uncertain implementations, as well as by the previously announced termination of our air reservation system agreement with Southwest Airlines. In addition, certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Travel Network
Direct Billable Bookings - Air	114,855	111,902	2.6%	242,219	231,768	4.5%
Direct Billable Bookings - Non-Air	16,056	15,892	1.0%	31,394	30,913	1.6%
Total Direct Billable Bookings	130,911	127,794	2.4%	273,613	262,681	4.2%
Airline Solutions Passengers Boarded	215,867	199,788	8.0%	412,210	383,180	7.6%
Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow, and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment and related charges, amortization of upfront incentive consideration, and the cost of revenue portion of depreciation and amortization, restructuring and other costs, litigation costs, net, and stock-based compensation included in cost of revenue.
We define Adjusted Net Income as net (loss) income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, impairment and related charges, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and the tax impact of net income adjustments.
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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(6,487)	$72,019	$69,452	$177,186
Loss (income) from discontinued operations, net of tax	1,222	2,098	1,699	(11,252)
Net income attributable to noncontrolling interests(1)	1,113	1,078	2,419	2,180
(Loss) Income from continuing operations	(4,152)	75,195	73,570	168,114
Adjustments:
Acquisition-related amortization(2a)	20,259	34,018	55,440	68,148
Impairment and related charges(8)	92,022	—	92,022	—
Other, net (4)	752	(876)	15,986	(4,236)
Restructuring and other costs (5)	25,304	1,116	25,304	1,240
Acquisition-related costs(6)	—	516	—	624
Litigation costs (reimbursements), net(7)	958	1,901	4,459	(1,945)
Stock-based compensation	14,724	12,810	22,758	23,099
Tax impact of net income adjustments	(52,735)	(20,633)	(74,303)	(36,349)
Adjusted Net Income from continuing operations	$97,132	$104,047	$215,236	$218,695
Adjusted Net Income from continuing operations per share	$0.35	$0.37	$0.77	$0.77
Diluted weighted-average common shares outstanding(9)	279,833	283,001	279,919	282,648

Adjusted Net Income from continuing operations	$97,132	$104,047	$215,236	$218,695
Adjustments:
Depreciation and amortization of property and equipment(2b)	63,810	56,214	125,110	109,879
Amortization of capitalized implementation costs(2c)	8,948	8,211	18,137	16,699
Amortization of upfront incentive consideration(3)	16,161	13,896	32,293	26,233
Interest expense, net	38,097	37,210	77,658	78,412
Remaining provision for income taxes	37,269	51,906	90,544	109,046
Adjusted EBITDA	$261,417	$271,484	$558,978	$558,964

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit and Adjusted EBITDA by business segment (in thousands):

	Three Months Ended June 30, 2017
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$208,576	$61,868	$(251,726)	$18,718
Add back:
Selling, general and administrative	30,099	21,995	94,762	146,856
Impairment and related charges(8)	—	—	92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	19,313	38,979	17,723	76,015
Restructuring and other costs (5)	—	—	12,976	12,976
Amortization of upfront incentive consideration(3)	16,161	—	—	16,161
Stock-based compensation	—	—	5,830	5,830
Adjusted Gross Profit	274,149	122,842	(28,413)	368,578
Selling, general and administrative	(30,099)	(21,995)	(94,762)	(146,856)
Joint venture equity income	513	—	—	513
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,328	878	14,796	17,002
Restructuring and other costs (5)	—	—	12,328	12,328
Litigation costs, net(7)	—	—	958	958
Stock-based compensation	—	—	8,894	8,894
Adjusted EBITDA	$245,891	$101,725	$(86,199)	$261,417

	Three Months Ended June 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$217,252	$55,390	$(130,603)	$142,039
Add back:
Selling, general and administrative	32,745	16,762	97,379	146,886
Cost of revenue adjustments:
Depreciation and amortization(2)	18,093	36,317	10,962	65,372
Amortization of upfront incentive consideration(3)	13,896	—	—	13,896
Stock-based compensation	—	—	5,072	5,072
Adjusted Gross Profit	281,986	108,469	(17,190)	373,265
Selling, general and administrative	(32,745)	(16,762)	(97,379)	(146,886)
Joint venture equity income	763	—	—	763
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,583	238	31,250	33,071
Restructuring and other costs(5)	—	—	1,116	1,116
Acquisition-related costs(6)	—	—	516	516
Litigation costs, net(7)	—	—	1,901	1,901
Stock-based compensation	—	—	7,738	7,738
Adjusted EBITDA	$251,587	$91,945	$(72,048)	$271,484

	Six Months Ended June 30, 2017
	Travel Network	Airline and Hospitality Solutions		Corporate	Total
Operating income (loss)	$461,300	$108,608		$(387,864)	$182,044
Add back:
Selling, general and administrative	61,182	42,579	—	187,536	291,297
Impairment and related charges(8)	—	—		92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	38,392	77,003		34,317	149,712
Restructuring and other costs(5)	—	—		12,976	12,976
Amortization of upfront incentive consideration(3)	32,293	—		—	32,293
Stock-based compensation	—	—		9,011	9,011
Adjusted Gross Profit	593,167	228,190		(52,002)	769,355
Selling, general and administrative	(61,182)	(42,579)		(187,536)	(291,297)
Joint venture equity income	1,411	—		—	1,411
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,717	1,631		44,627	48,975
Restructuring and other costs(5)	—	—		12,328	12,328
Litigation costs, net(7)	—	—		4,459	4,459
Stock-based compensation	—	—		13,747	13,747
Adjusted EBITDA	$536,113	$187,242		$(164,377)	$558,978

	Six Months Ended June 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$458,796	$102,535	$(247,870)	$313,461
Add back:
Selling, general and administrative	66,118	35,003	179,621	280,742
Cost of revenue adjustments:
Depreciation and amortization(2)	35,753	71,807	24,319	131,879
Amortization of upfront incentive consideration(3)	26,233	—	—	26,233
Stock-based compensation	—	—	9,146	9,146
Adjusted Gross Profit	586,900	209,345	(34,784)	761,461
Selling, general and administrative	(66,118)	(35,003)	(179,621)	(280,742)
Joint venture equity income	1,526	—	—	1,526
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,453	541	59,853	62,847
Restructuring and other costs (5)	—	—	1,240	1,240
Acquisition-related costs(6)	—	—	624	624
Litigation reimbursements, net(7)	—	—	(1,945)	(1,945)
Stock-based compensation	—	—	13,953	13,953
Adjusted EBITDA	$524,761	$174,883	$(140,680)	$558,964
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Additions to property and equipment	$79,092	$89,121	$167,410	$164,593
Capitalized implementation costs	14,348	23,311	31,444	43,268
Adjusted Capital Expenditures	$93,440	$112,432	$198,854	$207,861

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$277,876	$263,784
Cash used in investing activities	(167,410)	(329,570)
Cash used in financing activities	(162,312)	(174,334)

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$277,876	$263,784
Additions to property and equipment	(167,410)	(164,593)
Free Cash Flow	$110,466	$99,191
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

(5)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In the second quarter of 2017, we recorded $25 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of the Trust Group and Airpas Aviation.

(7)	Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation.

(8)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process has commenced, and due to the uncertainty of the ultimate outcome, we have recorded this estimated charge. See "—Recent Developments Affecting our Results of Operations."

(9)
The diluted weighted-average common shares outstanding presented for the three months ended June 30, 2017 differs from GAAP and assumes the inclusion of 1,392,438 common stock equivalents associated with stock options and restricted stock awards. Because we recognized a loss from continuing operations during the three months ended June 30, 2017, the basic weighted-average shares outstanding and the diluted-weighted average shares outstanding are otherwise the same under GAAP, as described in Note 10, Earnings Per Share, to our consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in thousands)
Revenue	$900,663	$845,242	$1,816,016	$1,704,785
Cost of revenue	643,067	556,317	1,250,653	1,110,582
Selling, general and administrative	146,856	146,886	291,297	280,742
Impairment and related charges	92,022	—	92,022	—
Operating income	18,718	142,039	182,044	313,461
Interest expense, net	(38,097)	(37,210)	(77,658)	(78,412)
Joint venture equity income	513	763	1,411	1,526
Other (expense) income, net	(752)	876	(15,986)	4,236
(Loss) income from continuing operations before income taxes	(19,618)	106,468	89,811	240,811
Provision for income taxes	(15,466)	31,273	16,241	72,697
(Loss) income from continuing operations	$(4,152)	$75,195	$73,570	$168,114

Three Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$635,615	$597,910	$37,705	6%
Airline and Hospitality Solutions	271,780	252,169	19,611	8%
Total segment revenue	907,395	850,079	57,316	7%
Eliminations	(6,732)	(4,837)	(1,895)	(39)%
Total revenue	$900,663	$845,242	$55,421	7%
Travel Network—Revenue increased $38 million, or 6%, for the three months ended June 30, 2017 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $39 million to $591 million. This increase is a result of a 2% increase in Direct Billable Bookings to 131 million and an increase in the average booking fee rate in the three months ended June 30, 2017.
Airline and Hospitality Solutions—Revenue increased $20 million, or 8%, for the three months ended June 30, 2017 compared to the same period in the prior year. The $20 million increase in revenue primarily resulted from:

•
a $14 million increase in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended June 30, 2017 compared to the same period in the prior year. Passengers Boarded increased by 8% to 216 million for the three months ended June 30, 2017 driven by the cut-over of Alitalia Airlines to SabreSonic CSS in the fourth quarter of 2016 and growth from existing customers;

•	a $5 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio;

•
a $5 million increase in Hospitality Solutions revenue for the three months ended June 30, 2017 compared to the same period in the prior year, driven primarily by an increase in Central Reservation System (“CRS”) revenue from new and existing customers; and

•	a $4 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.

Cost of Revenue

	Three Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$361,465	$315,924	$45,541	14%
Airline and Hospitality Solutions	148,938	143,700	5,238	4%
Eliminations	(6,703)	(4,837)	(1,866)	(39)%
Total segment cost of revenue	503,700	454,787	48,913	11%
Corporate	47,191	22,262	24,929	112%
Depreciation and amortization	76,015	65,372	10,643	16%
Amortization of upfront incentive consideration	16,161	13,896	2,265	16%
Total cost of revenue	$643,067	$556,317	$86,750	16%
Travel Network—Cost of revenue increased $46 million, or 14%, for the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to an increase in the average rate per booking for incentive consideration in all regions.
Airline and Hospitality Solutions—Cost of revenue increased $5 million, or 4%, for the three months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes, service level agreement (SLA) costs, and an increase in the fees paid to third-party providers to support the growth in the Hospitality Solutions business.
Corporate—Cost of revenue associated with corporate costs increased $25 million, or 112%, for the three months ended June 30, 2017 compared to the same period in the prior year. This increase was primarily due to higher shared technology infrastructure and labor costs and a $12 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.
Depreciation and amortization—Depreciation and amortization increased $11 million, or 16%, for the three months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use. We also incurred an increase in amortization of definite-lived intangible assets associated with the acquisition of the Trust Group and Airpas Aviation.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $2 million, or 16%, for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$146,856	$146,886	$(30)	—%
Selling, general and administrative expenses ("SG&A") decreased by a nominal amount for the three months ended June 30, 2017 compared to the same period in the prior year. During three months ended June 30, 2017 headcount-related expenses increased by $15 million primarily driven by a $13 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. Additionally, we recorded a $2 million charge associated with security and stability related expenses. This increase was primarily offset by a decrease in amortization expense of $15 million due to the completion in the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007.

Impairment and related charges

	Three Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Impairment and related charges	$92,022	$—	$92,022	100%
During the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process has commenced, and due to the uncertainty of the ultimate outcome, we have recorded this estimated charge. See "—Recent Developments Affecting our Results of Operations."
Provision for Income Taxes

	Three Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$(15,466)	$31,273	$(46,739)	(149)%
The change in the provision for income taxes for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily driven by the impairment charge recognized associated with net capitalized contract costs related to an Airline Solutions' customer contract, resulting in a $33 million tax benefit and an impact to our effective tax rate for the second quarter of 2017. See "—Recent Developments Affecting our Results of Operations."
The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
Six Months Ended June 30, 2017 and 2016
Revenue

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$1,299,092	$1,223,386	$75,706	6%
Airline and Hospitality Solutions	529,756	490,549	39,207	8%
Total segment revenue	1,828,848	1,713,935	114,913	7%
Eliminations	(12,832)	(9,150)	(3,682)	(40)%
Total revenue	$1,816,016	$1,704,785	$111,231	7%
Travel Network—Revenue increased $76 million, or 6%, for the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $77 million to $1,211 million as a result of a 4% increase in Direct Billable Bookings to 274 million and an increase in the average booking fee rate in the six months ended June 30, 2017.
Airline and Hospitality Solutions—Revenue increased $39 million, or 8%, for the six months ended June 30, 2017 compared to the same period in the prior year. The $39 million increase in revenue primarily resulted from:

•
an $18 million increase in Airline Solutions’ SabreSonic CSS revenue for the six months ended June 30, 2017 compared to the same period in the prior year. Passengers Boarded increased by 8% to 412 million for the six months ended June 30, 2017, driven by the cutover of Alitalia Airlines to SabreSonic CSS in the fourth quarter of 2016 and also by existing customers;

•	an $8 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio;

•
an $18 million increase in Hospitality Solutions revenue for the six months ended June 30, 2017 compared to the same period in the prior year driven primarily by an increase in CRS revenue from new and existing customers; and

•	a $4 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.

Cost of Revenue

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$705,924	$636,486	$69,438	11%
Airline and Hospitality Solutions	301,566	281,204	20,362	7%
Eliminations	(12,783)	(9,063)	(3,720)	(41)%
Total segment cost of revenue	994,707	908,627	86,080	9%
Corporate	73,941	43,843	30,098	69%
Depreciation and amortization	149,712	131,879	17,833	14%
Amortization of upfront incentive consideration	32,293	26,233	6,060	23%
Total cost of revenue	$1,250,653	$1,110,582	$140,071	13%

Travel Network—Cost of revenue increased $69 million, or 11%, for the six months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily due to an increase in the average rate per booking for incentive consideration in all regions offset by a decrease in incentive consideration from the renegotiation of an out-of-market agreement with a travel agency in the APAC region. See Note 2, Acquisitions.
Airline and Hospitality Solutions—Cost of revenue increased $20 million, or 7%, for the six months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily the result of higher transaction-related expenses driven by growth in transaction volumes, and SLA costs.
Corporate—Cost of revenue associated with corporate costs increased $30 million, or 69%, for the six months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily due to higher shared technology infrastructure and labor costs and a $12 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.
Depreciation and amortization—Depreciation and amortization increased $18 million, or 14%, for the six months ended June 30, 2017 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use. We also incurred an increase in amortization of definite-lived intangible assets associated with the acquisition of the Trust Group and Airpas Aviation.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $6 million, or 23%, for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$291,297	$280,742	$10,555	4%

SG&A increased by $11 million, or 4%, for the six months ended June 30, 2017 compared to the same period in the prior year. This increase is due to a $19 million increase in headcount-related expenses primarily driven by a $13 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. Additionally, we recorded a $2 million charge associated with security and stability related expenses. Professional fees increased by $6 million due to a reimbursement of legal costs related to the US Airways litigation received in 2016. These increases were primarily offset by decrease in amortization expense of $15 million due to the completion in the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007.

Impairment and Related charges

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Impairment and related charges	$92,022	$—	$92,022	100%
During the six months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process has commenced, and due to the uncertainty of the ultimate outcome, we have recorded this estimated charge. See "—Recent Developments Affecting our Results of Operations."
Other Income (Expense), Net

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Other income (expense), net	$(15,986)	$4,236	$(20,222)	(477)%
During the six months ended June 30, 2017, we recognized a $12 million loss related to debt modification costs associated with our debt refinancing in the first quarter of 2017 and realized and unrealized foreign currency exchange losses. During the six months ended June 30, 2016, we recognized a gain due to the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013 offset by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Six Months Ended June 30,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$16,241	$72,697	$(56,456)	(78)%
Our effective tax rates for the six months ended June 30, 2017 and 2016 were 18% and 30%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions and the tax impact from the impairment charge associated with net capitalized contract costs related to an Airline Solutions’ customer contract. See "—Recent Developments Affecting our Results of Operations." The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2017 and December 31, 2016, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$306,696	$364,114
Available balance under the Revolver	377,806	365,006
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	22,194	34,994
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2017 and December 31, 2016.

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
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We are reviewing opportunities to reprice Term Loan A, Term Loan B, and our Revolver, depending on market conditions. This repricing may also include a reallocation between Term Loan A and Term Loan B and an extension of the maturity date of Term Loan A and our Revolver (all as defined below). We funded TRA payments of $101 million, including interest, due in January 2017 with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
Dividends
During the six months ended June 30, 2017, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $78 million. In July 2017, our board of directors declared a cash dividend of $0.14 per share, which will be paid on September 29, 2017 to stockholders of record as of September 21, 2017. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designations
In February 2017, pursuant to the Term Facility Amendment, we replaced $1,753 million of outstanding debt principal as of December 31, 2016, with $1,900 million of new debt principal maturing in February 2024.  The proceeds of the new debt issuance were used to pay off certain existing classes of outstanding term loan facilities, pay associated financing fees, repay the outstanding mortgage on our corporate headquarters and for other general corporate purposes. See Note 6, Debt.
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
In connection with the Term Facility Amendment, we discontinued hedge accounting on existing swaps and applied hedge accounting to new swaps entered into as a hedge of the variability of cash flows on the newly issued debt.  In order to manage our exposure to earnings volatility from the interest rate swaps for which we discontinued hedge accounting, we entered into additional offsetting pay-variable, receive-fixed swaps in which we also do not apply hedge accounting to. See Note 7, Derivatives.

Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2017, we repurchased 1,015,558 shares totaling $22 million pursuant to this share repurchase program.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that have impacted our airline customers in Venezuela. During the six months ended June 30, 2017, we collected $1 million from customers in Venezuela, all of which was outstanding as of December 31, 2016. Accounts receivable outstanding from customers in Venezuela totaled $23 million as of June 30, 2017, which will be recognized as revenue when cash is received.
Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of Term Loan B with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. As of June 30, 2017, we had outstanding face value amounts of $570 million on our Term Loan A, $1,891 million on our Term Loan B, and no outstanding balance on the Revolver.
The Term Loan A matures in July 2021 and amortizes in equal quarterly installments of 1.25% during the first two years of its term and 2.50% during the next three years of its term. Principal payments on the Term Loan B are due on a quarterly basis equal to .25% of the aggregate amount outstanding with the remaining amount outstanding due at maturity. The Term Loan A and the Revolver mature in July 2021 and included an accelerated maturity of November 19, 2018, if on November 19, 2018 the Prior Term Loan B and Incremental Term Loan Facility had not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. As a result of the Term Facility Amendment, this refinancing has occurred. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margins for the Term Loan B are 2.75% for Eurocurrency borrowings and 1.75% for base rate borrowings, with a step down to 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 2.50 to 1.00.
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

Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 5, Income Taxes) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 5, Income Taxes). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $288 million, excluding interest, and will be made over the next five years. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. No payments occurred in years 2014 to 2016 and we made payments of $101 million, including interest, in January 2017. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Cash provided by operating activities	$277,876	$263,784
Cash used in investing activities	(167,410)	(329,570)
Cash used in financing activities	(162,312)	(174,334)
Cash used in discontinued operations	(2,780)	(12,407)
Effect of exchange rate changes on cash and cash equivalents	(2,792)	(293)
Decrease in cash and cash equivalents	$(57,418)	$(252,820)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2017 was $278 million and consisted of net income from continuing operations of $74 million, adjustments for non-cash and other items of $357 million and a decrease in cash from changes in operating assets and liabilities of $153 million. The adjustments for non-cash and other items consist primarily of $199 million of depreciation and amortization, $92 million of impairment and related charges, $32 million in amortization of upfront incentive consideration, $23 million stock-based compensation expense, and a $12 million loss on modification of debt, partially offset by $16 million of deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $153 million was primarily the result of a $126 million increase in accounts receivable due to seasonality, $37 million used for upfront incentive consideration, $33 million increase in prepaid expenses and other assets, and $31 million used for capitalized implementation costs. These decreases were partially offset by an increase of $42 million in accounts payable and other accrued liabilities primarily driven by seasonality in incentives and business growth, an increase of $26 million in deferred revenue primarily due to upfront solution fees, and $7 million increase in accrued compensation and related benefits.
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
Investing Activities
For the six months ended June 30, 2017, we used cash of $167 million on capital expenditures, including $132 million related to software developed for internal use.
For the six months ended June 30, 2016, we used cash of $165 million for the acquisition of Trust Group and Airpas Aviation and $165 million on capital expenditures, including $143 million related to software developed for internal use.

Financing Activities
For the six months ended June 30, 2017, we used $162 million for financing activities. Significant highlights of our financing activities include:

•
we received proceeds of $1,898 million (net of $2 million discount) from the Term Loan B, which were used to pay off approximately $1,765 million of all existing classes of outstanding term loans (other than the Term Loan A) and $12 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	we made quarterly payments totaling $12 million on the principal outstanding on our term loans;

•	we made our first annual payment on the TRA liability for $99 million, excluding interest;

•	we paid $78 million in dividends on our common stock;

•	we repurchased 1,015,558 shares of our common stock outstanding totaling $22 million; and

•
we received proceeds of $20 million from the settlement of employee stock-option awards and paid $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the six months ended June 30, 2016, we used $174 million for financing activities. Significant highlights of our financing activities include:

•	we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016;

•	we made draws on our Prior Revolver totaling $378 million and payments totaling $308 million resulting in an outstanding balance of $70 million as of June 30, 2016;

•	we made payments totaling $11 million on the principal outstanding on our term loans and mortgage;

•	we paid $72 million in dividends on our common stock; and

•
we received proceeds of $15 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $3 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash flows used by discontinued operating activities in the six months ended June 30, 2017 compared to 2016 is primarily due to lower operating losses and a reduction in cash used to pay liabilities as we wind down the business.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 11, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
In February 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of Term Loan B. See "—Liquidity and Capital Resources—Senior Secured Credit Facilities." In March 2017, a portion of the proceeds of the Term Loan B received pursuant to the Term Facility Amendment was used to repay approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters. In addition, we made payments of $101 million, including interest, under our TRA in January 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2017 and year ended December 31, 2016.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted Accounting Standards Update ("ASU") is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and we have adopted this standard and have made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this standard in 2017 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued updated guidance improving the presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2017, the FASB issued updated guidance regarding changes to the terms or conditions of a share-based payment award which requires an entity to apply modification accounting under the current standard on stock compensation. Under this updated standard, a new fair value measurement is assessed on the modified award, with any incremental fair value of the new award recognized as additional compensation cost. The ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We plan to early adopt this standard in the third quarter of 2017, which is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued updated guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The updated guidance will be effective in the first quarter of 2018 and early adoption is permitted. We early adopted this standard effective first quarter of 2017, which did not impact our consolidated financial statements.
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
In January 2016, the FASB issued updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. Upon initial evaluation, the following are some of the anticipated impacts of adoption:

•
allocation of contract revenues among various products and solutions, and the timing of when those revenues are recognized, will be impacted primarily due to accounting for variable consideration within the standard, for a subset of our Airline Solutions business,

•
a term license will be considered a distinct performance obligation with revenue recognition occurring once control is transferred to the customer, resulting in acceleration of revenue recognition, while maintenance services will continue to be recognized over the term of the contract, particularly for our Airline Solutions business, and

•
deferral of incremental costs to obtain a contract, and recognition of them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheet and will impact our Airline and Hospitality Solutions segment.

We are continuing to evaluate all of the provisions of each of these standards and their impacts to our current accounting policies, processes, controls and systems.

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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  From time to time, we experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “SHS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party:

obtained access to account credentials that permitted access to a subset of hotel reservations processed through the SHS Central Reservation System; used the account credentials to view a credit card summary page on the SHS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the SHS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the SHS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the SHS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, and we engaged a PCI forensic investigator to investigate this incident. The PCI forensic investigation is ongoing. We have notified customers and other companies that use or interact with, directly or indirectly, the SHS Central Reservation System about the incident. The costs related to this incident, as well as any other impacts or remediation related to this incident, may be material. See Note 11, Contingencies, to our consolidated financial statements for a discussion of a lawsuit filed in connection with this incident. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in this matter.
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

In addition, DXC Technology ("DXC") was formed in April 2017 from the spin-off of HP Enterprises' Services segment business and merger with CSC. There could be uncertainty, delays or disruptions in DXC's services as a result of these transactions, which could result in additional costs or business disruptions for us.

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
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, Sean Menke has recently been elected as President and Chief Executive Officer of Sabre. Our business operations may be affected by the CEO transition, potentially resulting from modifications to our business strategies announced by our new CEO and increased long-term investment in key areas, such as technology infrastructure, that may have a negative impact in the short term due to expected increases in operating expenses and capital expenditures.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 11, Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a CID from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. Depending on the outcome of any of these proceedings, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 11, Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 11, Contingencies, to our consolidated financial statements for more information on our current litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted a new data protection law, which will apply beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we may also risk exposure to liabilities resulting from any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed any the limits of any applicable insurance policy we maintain. See “-Security breaches could expose us to liability and damage our reputation and our business.”
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
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes (“VAT”), consistent with applicable accounting principles and in light of all current facts and circumstances. We also established reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various regions of Europe. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of indefinitely reinvested foreign earnings was approximately $278 million. If cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to,` repatriate funds to the United States in a taxable transaction to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at June 30, 2017 contained goodwill and intangible assets, net totaling $3.3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in September 2016. Compliance does not guarantee a completely secure environment. See “-Security breaches could expose us to liability and damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have a significant amount of indebtedness. As of June 30, 2017, we had $3.5 billion of indebtedness outstanding in addition to $378 million of availability under our Revolver (as defined below in Item 1. Financial Statements, Note 6, Debt), after taking into account the availability reduction of $22 million for letters of credit issued under our Revolver. In February 2017, Sabre GLBL entered into the Term Facility Amendment to provide for the Term Loan B. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" in Part I, Item 2. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the six months ended June 30, 2017, foreign currency operations included $118 million of revenue and $328 million of operating expenses, representing approximately 7% and 21% of our total revenue and operating expenses, respectively. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% and 7% of our operating expenses for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar and the Indian Rupee. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
As of June 30, 2017, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock and, consequently, have significant influence over us.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the second quarter of 2017:

Period 2017	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	375,398	$21.40	375,398	$480,427,345
May 1 to May 31	107,660	24.54	107,660	477,785,853
June 1 to June 30	—	—	—	477,785,853
Total	483,058		483,058
_____________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

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
3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2017)

3.3
Third Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2017)

10.60+*	Employment Agreement by and between Sabre Corporation and David Shirk, dated April 5, 2017
10.61+*	Employment Agreement by and between Sabre Corporation and Wade Jones, dated April 24, 2017
10.62*
Amendment Number Two, dated May 1, 2017, to that certain Master Services Agreement dated as of November 1, 2015 by and between Enterprises Services, LLC (f/k/a HP Enterprise Services, LLC) and Sabre GLBL Inc.

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
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	August 1, 2017	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)