Form 10-Q
period 2017-09-30
Sabre Corp
filed 2017-10-31
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 26, 2017, 274,821,778 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$900,606	$838,982	$2,716,622	$2,543,767
Cost of revenue	631,970	593,650	1,882,623	1,704,232
Selling, general and administrative	91,840	155,182	383,137	435,924
Impairment and related charges	—	—	92,022	—
Operating income	176,796	90,150	358,840	403,611
Other income (expense):
Interest expense, net	(38,919)	(38,002)	(116,577)	(116,414)
Loss on extinguishment of debt	(1,012)	(3,683)	(1,012)	(3,683)
Joint venture equity income	357	718	1,768	2,244
Other, net	(3,802)	281	(19,788)	4,517
Total other expense, net	(43,376)	(40,686)	(135,609)	(113,336)
Income from continuing operations before income taxes	133,420	49,464	223,231	290,275
Provision for income taxes	40,595	7,208	56,836	79,905
Income from continuing operations	92,825	42,256	166,395	210,370
(Loss) Income from discontinued operations, net of tax	(529)	(394)	(2,228)	10,858
Net income	92,296	41,862	164,167	221,228
Net income attributable to noncontrolling interests	1,307	1,047	3,726	3,227
Income attributable to common stockholders	$90,989	$40,815	$160,441	$218,001

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.33	$0.15	$0.59	$0.75
(Loss) income from discontinued operations	—	—	(0.01)	0.04
Net income per common share	$0.33	$0.15	$0.58	$0.79
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.33	$0.15	$0.58	$0.73
(Loss) income from discontinued operations	—	—	(0.01)	0.04
Net income per common share	$0.33	$0.14	$0.57	$0.77
Weighted-average common shares outstanding:
Basic	277,477	278,399	277,754	277,125
Diluted	278,369	283,462	279,648	282,919

Dividends per common share	$0.14	$0.13	$0.42	$0.39
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$92,296	$41,862	$164,167	$221,228
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA gains (losses)	2,781	(819)	10,450	720
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	—	—	(198)
Net change in foreign CTA gains (losses), net of tax	2,781	(819)	10,450	522
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $129, $130, $388 and $389	(229)	(229)	(686)	(686)
Amortization of actuarial losses, net of taxes of $(392), $(520), $(1,747) and $(1,551)	745	1,033	3,141	2,852
Total retirement-related benefit plans	516	804	2,455	2,166
Derivatives and available-for-sale securities:
Unrealized gains, net of taxes of $(1,045), ($1,663), $(2,693) and $658	2,561	11,076	9,561	11,361
Reclassification adjustment for realized (gains) losses, net of taxes of $67, $(154), $(1,531) and $(494)	(216)	227	3,461	1,240
Net change in derivatives and available-for-sale securities, net of tax	2,345	11,303	13,022	12,601
Share of other comprehensive income of joint ventures	323	(336)	372	(336)
Other comprehensive income	5,965	10,952	26,299	14,953
Comprehensive income	98,261	52,814	190,466	236,181
Less: Comprehensive income attributable to noncontrolling interests	(1,307)	(1,047)	(3,726)	(3,227)
Comprehensive income attributable to Sabre Corporation	$96,954	$51,767	$186,740	$232,954

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$268,268	$364,114
Accounts receivable, net	567,266	400,667
Prepaid expenses and other current assets	111,358	88,600
Total current assets	946,892	853,381
Property and equipment, net of accumulated depreciation of $1,173,326 and $986,890	800,094	753,279
Investments in joint ventures	26,776	25,582
Goodwill	2,553,867	2,548,447
Acquired customer relationships, net of accumulated amortization of $680,756 and $646,850	357,039	387,632
Other intangible assets, net of accumulated amortization of $580,158 and $538,380	346,028	387,805
Deferred income taxes	73,658	95,285
Other assets, net	562,134	673,159
Total assets	$5,666,488	$5,724,570

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$150,265	$168,576
Accrued compensation and related benefits	104,415	102,037
Accrued subscriber incentives	269,778	216,011
Deferred revenues	163,556	187,108
Other accrued liabilities	251,525	222,879
Current portion of debt	59,019	169,246
Tax Receivable Agreement	59,452	100,501
Total current liabilities	1,058,010	1,166,358
Deferred income taxes	84,782	88,957
Other noncurrent liabilities	468,075	567,359
Long-term debt	3,410,532	3,276,281
Commitments and contingencies (Note 11)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000,000 authorized shares; 288,896,172 and 285,461,125 shares issued, 274,756,197 and 276,949,802 shares outstanding at September 30, 2017 and December 31, 2016, respectively	2,889	2,854
Additional paid-in capital	2,162,128	2,105,843
Treasury Stock, at cost, 14,139,975 and 8,511,323 shares at September 30, 2017 and December 31, 2016, respectively	(329,857)	(221,746)
Retained deficit	(1,097,149)	(1,141,116)
Accumulated other comprehensive loss	(96,500)	(122,799)
Noncontrolling interest	3,578	2,579
Total stockholders’ equity	645,089	625,615
Total liabilities and stockholders’ equity	$5,666,488	$5,724,570

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$164,167	$221,228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	295,729	303,956
Amortization of upfront incentive consideration	50,298	43,372
Litigation-related credits	—	(25,527)
Stock-based compensation expense	34,413	36,012
Allowance for doubtful accounts	7,879	9,232
Impairment and related charges	92,022	—
Deferred income taxes	8,340	66,676
Joint venture equity income	(1,768)	(2,244)
Dividends received from joint venture investments	1,088	—
Amortization of debt issuance costs	4,916	6,738
Loss on modification of debt	14,758	—
Loss on extinguishment of debt	1,012	3,683
Other	10,680	4,303
Loss (income) from discontinued operations	2,228	(10,858)
Changes in operating assets and liabilities:
Accounts and other receivables	(188,021)	(70,906)
Prepaid expenses and other current assets	518	(19,508)
Capitalized implementation costs	(47,968)	(64,577)
Upfront incentive consideration	(61,087)	(55,284)
Other assets	(20,957)	(18,105)
Accrued compensation and related benefits	2,161	(21,540)
Accounts payable and other accrued liabilities	53,444	8,424
Deferred revenue including upfront solution fees	32,054	17,459
Cash provided by operating activities	455,906	432,534
Investing Activities
Additions to property and equipment	(242,811)	(254,232)
Acquisition, net of cash acquired	—	(164,481)
Other investing activities	(141)	—
Cash used in investing activities	(242,952)	(418,713)
Financing Activities
Proceeds of borrowings from lenders	1,897,625	1,055,000
Payments on borrowings from lenders	(1,868,655)	(994,287)
Payments on Tax Receivable Agreement	(99,241)	—
Debt issuance and modification costs	(19,052)	(11,377)
Net proceeds on the settlement of equity-based awards	11,466	17,111
Cash dividends paid to common stockholders	(116,474)	(108,358)
Repurchase of common stock	(97,671)	—
Other financing activities	(8,934)	(4,736)
Cash used in financing activities	(300,936)	(46,647)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,636)	(15,766)
Cash provided by investing activities	—	—
Cash used in discontinued operations	(3,636)	(15,766)
Effect of exchange rate changes on cash and cash equivalents	(4,228)	(536)
Decrease in cash and cash equivalents	(95,846)	(49,128)
Cash and cash equivalents at beginning of period	364,114	321,132
Cash and cash equivalents at end of period	$268,268	$272,004
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2017. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
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
Stockholders’ Equity—During the nine months ended September 30, 2017, we issued 3,435,047 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we received $22 million in proceeds from the exercise of employee stock-option awards and paid $11 million of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $116 million, and $0.13 per share, totaling $108 million, during the nine months ended September 30, 2017 and 2016, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2017, we repurchased 5,153,241 shares totaling $98 million pursuant to this share repurchase program.

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to expand and simplify the application of hedge accounting. The updated standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Accounting Standards Update ("ASU") is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2017, the FASB issued updated guidance regarding changes to the terms or conditions of a share-based payment award which requires an entity to apply modification accounting under the current standard on stock compensation. Under this updated standard, a new fair value measurement is assessed on the modified award, with any incremental fair value of the new award recognized as additional compensation cost. The ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard in the third quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and we have adopted this standard and have made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this standard in 2017 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. We expect to adopt this new standard using the modified retrospective transition method which will result in a cumulative adjustment as of the date of the adoption. We have substantially completed our evaluation of the guidance and determined the key areas of impact on our financial results and are currently in the process of quantifying the impacts. Our quantification of the impacts is ongoing and will not be finalized until the period of adoption. To date, our assessments have identified the following anticipated impacts:
•We do not expect significant changes to revenue recognition for our Travel Network and Hospitality Solutions businesses
•Our Airline Solutions business is expected to primarily be impacted by the new standard due to the following:

–
Under current revenue recognition guidance, we recognize revenue related to license fee and maintenance agreements ratably over the life of the contract. Under the new guidance, revenue for license fees will be recognized upon delivery of the license and ongoing maintenance services will continue to be recognized ratably over the length of the contract. For existing open agreements, this change will result in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements, and before the impact of new sales.

–
Allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, will be impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. For existing open agreements, this change will also result in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.

–
In the year of adoption, as a result of the new revenue recognition standard, the changes detailed above will result in a significant beginning balance sheet adjustment and we preliminarily estimate our consolidated revenue could be reduced by approximately $40 million to $80 million. Our assessment is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from this estimated range. This estimate will be updated in our Annual Report on Form 10-K for the year ending December 31, 2017.

•
Capitalization of incremental costs to obtain a contract (such as sales commissions), and recognition of these costs over the contract period will result in the recognition of an asset on our balance sheet and will impact our Airline and Hospitality Solutions segment. We currently expect that our results of operations will not be significantly impacted from the capitalization of these incremental costs.

We are continuing to evaluate the impacts of the new guidance to our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures.
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

In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 8, Fair Value, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for the year ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations in the year ended December 31, 2015. In the first quarter of 2017, we recognized a $16 million reversal of a liability resulting from renegotiation of an agreement with a travel agency in March 2017 that was considered to be out of market in our purchase accounting. The $16 million reversal is included as a reduction of cost of revenue in our consolidated statements of operations for the nine months ended September 30, 2017.
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
3. Discontinued Operations
In the first quarter of 2015, we completed the divestiture of our Travelocity business through the sale of Travelocity.com and lastminute.com. Our Travelocity business has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income from discontinued operations in our consolidated statements of operations for all periods presented. For the three and nine months ended September 30, 2017, discontinued operations for our Travelocity business did not have material pretax income or loss. Our provision for income tax, for the nine months ended September 30, 2016, as it relates to our discontinued operations, included a $17 million tax benefit associated with the resolution of uncertain tax positions in our discontinued Travelocity business.

4. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 2, General Information in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017 for more information. In May 2017, we notified an airline customer from our Airline Solutions’ business that, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with the customer, we commenced a formal contract dispute resolution process. As a result of the uncertainty regarding this customer, we evaluated the recoverability of net capitalized contract costs related to the customer and recorded a charge of $92 million ($59 million, net of tax), during the second quarter of 2017. This charge was estimated based on a review of all balances with the customer including capitalized implementation costs, deferred customer advances and discounts, deferred revenue, contract liabilities, and other deferred charges. In the third quarter of 2017, the customer entered insolvency proceedings and our assessment did not result in a change to the impairment charge. We will continue to monitor our position through the insolvency proceedings. Given the uncertainty associated with the ultimate resolution of this dispute, there could be further adjustments to our consolidated statement of operations. This impairment charge was primarily non-cash and was recorded to Impairment and related charges in our consolidated statement of operations in the second quarter of 2017.
5. Income Taxes
Our effective tax rates for the nine months ended September 30, 2017 and 2016 were 25% and 28%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the third quarter of 2017, we recognized a tax expense of $1 million associated with the accrual of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $57 million and $49 million as of September 30, 2017 and December 31, 2016, respectively.
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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $387 million, excluding interest. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S federal net operating loss carryforwards ("NOLs") under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next six years. No payments occurred in years 2014 to 2016 and we made payments of $101 million, which included accrued interest of approximately $1 million, in January 2017. As of September 30, 2017, the current portion of our TRA liability totaled $59 million, which includes $1 million of accrued interest. The remaining portion of $229 million is included in other noncurrent liabilities in our consolidated balance sheet as of September 30, 2017. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.

6. Debt
As of September 30, 2017 and December 31, 2016, our outstanding debt included in our consolidated balance sheets totaled $3,470 million and $3,446 million, respectively, which are net of debt issuance costs of $24 million and $27 million, respectively, and unamortized discounts of $10 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2017 and December 31, 2016 (in thousands):

	Rate	Maturity	September 30, 2017	December 31, 2016
Senior secured credit facilities:
New Term Loan A	L + 2.25%	July 2022	$562,875	$—
New Term Loan B	L + 2.25%	February 2024	1,885,774	—
Term Loan A(1)	L + 2.50%	July 2021	—	585,000
Term Loan B(1)	L + 2.75%	February 2024	—	—
Prior Term Loan B(2)	L + 3.00%	February 2019	—	1,420,896
Incremental Term Loan Facility(2)	L + 3.50%	February 2019	—	282,354
Term Loan C(2)	L + 3.00%	December 2017	—	49,313
Revolver, $400 million(3)	L + 2.25%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility(4)	5.80%	April 2017	—	79,741
Capital lease obligations			24,485	31,190
Face value of total debt outstanding			3,503,134	3,478,494
Less current portion of debt outstanding			(59,019)	(169,246)
Face value of long-term debt outstanding			$3,444,115	$3,309,248
______________________________

(1)	Refinanced on August 23, 2017 by the New Term Loan A and the New Term Loan B. Term Loan B was executed on February 22, 2017.

(2)	Refinanced on February 22, 2017 by the Term Loan B.

(3)	Pursuant to the August 23, 2017 refinancing, the interest rate on the Preexisting Revolver was reduced from L+2.50% to L+2.25% and the maturity was extended from July 2021 to July 2022.

(4)	Extinguished on March 31, 2017 using proceeds from the Term Loan B.
 Senior Secured Credit Facilities
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the Term Loan B, the Term Loan A, and the existing Revolver ("Preexisting Revolver"), resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the Term Loan A and Preexisting Revolver (the “Refinancing”). We incurred no additional indebtedness as a result of the Refinancing. The Refinancing included a $400 million revolving credit facility ("Revolver") that replaced the $400 million Preexisting Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“New Term Loan B”) and $570 million Term Loan A facility (“New Term Loan A”) to pay in full the $1,891 million of the Term Loan B and $570 million of Term Loan A incurred prior to August 23, 2017 under the Term Facility Agreement. The maturity of the Revolver and the New Term Loan A was extended from July 18, 2021 to July 1, 2022.
The applicable margins for the New Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the New Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The applicable interest rate margins opened at 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans until receipt of the first compliance certificate, which is expected to be delivered by November 14, 2017.
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “Term Facility Amendment”). The new agreement replaced the Prior Term Loan B, Incremental Term Loan Facility and Term Loan C (each as defined below) with a single class of term loan (the "Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. Principal payments on the Term Loan B were due on a quarterly basis equal to 0.25% of the aggregate amount outstanding with the remaining amount outstanding due at maturity. The applicable margins for the Term Loan B were 2.75% between February 22, 2017 and August 23, 2017. The proceeds of $1,898 million, net of $2 million discount on the Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million. See Note 7, Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the Term Facility Amendment.
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
On July 18, 2016, Sabre GLBL entered into a series of amendments to our Amended and Restated Credit Agreement (the “Credit Agreement Amendments”) to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “Term Loan A”) and to replace the Prior Revolver with a new revolving credit facility totaling $400 million (the “Revolver”), both of which mature in July 2021. Principal payments on the Term Loan A were due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. The applicable margins for the Term Loan A and the Revolver are 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The Term Loan A and the Revolver included an accelerated maturity of November 19, 2018, if on November 19, 2018 the Prior Term Loan B and Incremental Term Loan Facility had not been repaid in full or refinanced with a maturity date subsequent to July 18, 2021. As a result of the Term Facility Amendment, this refinancing has occurred. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million.
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
We had no balance outstanding under the Revolver as of September 30, 2017 and as of December 31, 2016. We had outstanding letters of credit totaling $24 million and $35 million as of September 30, 2017 and December 31, 2016, respectively, which reduced our overall credit capacity under the Revolver.
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

Forward Contracts—In order to hedge our operational exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2018. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, we estimate that $6 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of September 30, 2017 and December 31, 2016, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	22,500	17,060	0.7582
British Pound Sterling	US Dollar	26,800	34,966	1.3047
Indian Rupee	US Dollar	1,309,000	19,373	0.0148
Polish Zloty	US Dollar	257,000	67,325	0.2620
Singapore Dollar	US Dollar	75,800	55,191	0.7281

Outstanding Notional Amounts as of December 31, 2016
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Australian Dollar	US Dollar	17,000	12,574	0.7396
Euro	US Dollar	1,800	2,031	1.1283
British Pound Sterling	US Dollar	17,750	23,691	1.3347
Indian Rupee	US Dollar	1,174,500	16,786	0.0143
Polish Zloty	US Dollar	258,250	64,778	0.2508
Singapore Dollar	US Dollar	47,700	34,383	0.7208
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2017 and 2016 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019
$750 million	1 month LIBOR(2)	1.86%	December 31, 2019	December 31, 2020

Not Designated as Hedging Instrument(3)
$750 million	1 month LIBOR(1)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR(1)	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(1)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR(1)	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and future interest rate swap payments made will be recorded in Other, net.  Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $5 million for the three and nine months ended September 30, 2017, respectively. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments resulted in a gain of $2 million and $5 million recorded in earnings in Other, net for the three and nine months ended September 30, 2017, respectively. We had no undesignated derivatives as of December 31, 2016.
In connection with the Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional amount outstanding is $750 million in the remaining three months of 2017 and the full years 2018 and 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. We have designated these swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
The estimated fair values of our derivatives as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign exchange contracts	Other accrued liabilities	$—	$(7,360)
Foreign exchange contracts	Prepaid expenses and other	5,796	—
Interest rate swaps	Other accrued liabilities	(498)	(8,345)
Interest rate swaps	Other noncurrent liabilities	(952)	(7,339)
		$4,346	$(23,044)

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Prepaid expenses and other	$648	$—
Interest rate swaps	Other assets, net	12	—
Interest rate swaps	Other accrued liabilities	(7,878)	—
Interest rate swaps	Other noncurrent liabilities	(1,823)	—
		$(9,041)	$—

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Amount of Net Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign exchange contracts	$1,800	$1,282	$10,378	$724
Interest rate swaps	810	171	(1,038)	(5,389)
Total	$2,610	$1,453	$9,340	$(4,665)

		Amount of Net Losses (Gains) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign exchange contracts	Cost of revenue	$(1,385)	$227	$(502)	$1,240
Interest rate swaps	Interest Expense	1,169	589	3,963	1,753
Total		$(216)	$816	$3,461	$2,993

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2017	Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$5,796	$—	$5,796	$—
Interest rate swap contracts	(10,491)	—	(10,491)	—
Total	$(4,695)	$—	$(4,695)	$—

			Fair Value at Reporting Date Using
	December 31, 2016		Level 1	Level 2	Level 3
Derivatives
Foreign currency forward contracts	$(7,360)		$—	$(7,360)	$—
Interest rate swap contracts	(15,684)		—	(15,684)	—
Total	$(23,044)	—	$—	$(23,044)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2017.
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

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2017 and December 31, 2016, (in thousands):

	Fair Value at		Carrying Value at (4)
Financial Instrument	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
New Term Loan A	$564,282	$—	$560,424	$—
New Term Loan B	1,898,738	—	1,878,452	—
Term Loan A(1)	—	583,538	—	582,595
Term Loan B(1)	—	—	—	—
Prior Term Loan B(2)	—	1,435,993	—	1,417,616
Incremental Term Loan Facility(2)	—	283,413	—	282,354
Term Loan C(2)	—	49,436	—	49,237
Revolver, $400 million(3)	—	—	—	—
5.375% Senior secured notes due 2023	549,085	542,919	530,000	530,000
5.25% Senior secured notes due 2023	516,840	515,000	500,000	500,000

______________________________

(1)	Refinanced on August 23, 2017 by the New Term Loan A and the New Term Loan B. Term Loan B was executed on February 22, 2017.

(2)	Refinanced on February 22, 2017 by the Term Loan B.

(3)	Pursuant to the August 23, 2017 refinancing, the interest rate on the Preexisting Revolver was reduced from L+2.50% to L+2.25% and the maturity was extended from July 2021 to July 2022.

(4)	Excludes net unamortized debt issuance costs.

9. Accumulated Other Comprehensive Income (Loss)
As of September 30, 2017 and December 31, 2016, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	September 30, 2017	December 31, 2016
Defined benefit pension and other post retirement benefit plans	$(102,583)	$(105,036)
Unrealized loss on foreign currency forward contracts, interest rate swaps, and available-for-sale securities	(2,476)	(15,499)
Unrealized foreign currency translation gain (losses)	8,559	(2,264)
Total accumulated other comprehensive loss, net of tax	$(96,500)	$(122,799)
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
10. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$92,825	$42,256	$166,395	$210,370
Less: Net income attributable to noncontrolling interests	1,307	1,047	3,726	3,227
Net income from continuing operations available to common stockholders, basic and diluted	$91,518	$41,209	$162,669	$207,143
Denominator:
Basic weighted-average common shares outstanding	277,477	278,399	277,754	277,125
Add: Dilutive effect of stock options and restricted stock awards	892	5,063	1,894	5,794
Diluted weighted-average common shares outstanding	278,369	283,462	279,648	282,919
Earning per share from continuing operations:
Basic	$0.33	$0.15	0.59	0.75
Diluted	$0.33	$0.15	0.58	0.73

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 5 million and 1 million of anti-dilutive common stock equivalents for each of the nine months ended September 30, 2017 and 2016, respectively.
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

Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of September 30, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
Putative Class Action Lawsuit on Cybersecurity Incident
In July 2017, a putative class action lawsuit was filed against us in the United States District Court for the Central District of California. The plaintiffs are asserting various claims under state law, including tort, contract and statutory claims, on behalf of a putative class of individuals residing in the United States and whose personally identifiable information allegedly was disclosed, in connection with the cybersecurity incident involving unauthorized access to payment information contained in a subset of hotel reservations process through the SHS Central Reservation System. The plaintiffs are seeking equitable relief and an unspecified amount of damages in connection with their claims. We filed a motion to dismiss the lawsuit in September 2017, which the court granted in October 2017, dismissing the plaintiffs' claims in their entirety, without prejudice. The plaintiffs have until mid-November to amend their allegations and refile their complaint. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of September 30, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against this matter. See “—Other” below for more information and an update on our internal investigation.
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
Insurance Carriers
We have resolved disputes with some of our insurance carriers for failing to reimburse defense costs incurred in our previous litigation with American Airlines, which we settled in October 2012. Both insurance carriers admitted there is coverage and agreed to defend us, but reserved their rights not to pay should we be found liable for certain of American Airlines’ allegations. Despite their admission of coverage, the insurers only reimbursed us for a small portion of our significant defense costs. We filed suit against the entities in New York state court alleging breach of contract and a statutory cause of action for failure to promptly pay claims. In August 2017, we settled this matter for the aggregate amount of $58 million recorded as a reduction to selling, general and administrative expenses ("SG&A"), which was partially offset by accrued legal and related expenses of $15 million due to be paid in the fourth quarter of 2017. In our consolidated results of operations for the three months ended, September 30, 2017, the net of tax impact from this settlement was $27 million. In the third quarter of 2017, we received $29 million of the aggregate settled amount and $29 million is due in the first quarter of 2018.
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India. The initial Supreme Court hearing has now been scheduled. We have appealed the tax assessments for the assessment years ended March 2013 and March 2015 with the ITAT and no trial date has been set for these subsequent years.
In addition, SAPPL is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2014 and appeals for assessment years ending March 2006 through 2014 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $47 million as of September 30, 2017. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of September 30, 2017 and 2016, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the three and nine months ended September 30, 2017 and 2016. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
Other
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the SHS Central Reservation System. Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the SHS Central Reservation System; used the account credentials to view a credit card summary page on the SHS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the SHS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the SHS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the SHS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a PCI forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the SHS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Although the costs related to this incident, including any associated penalties assessed by any governmental authority or payment card brand, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with this incident. See “—Putative Class Action Lawsuit on Cybersecurity Incident” above for a discussion of a lawsuit filed in connection with this incident. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in this matter.
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
We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, impairment and related charges, interest expense, net, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, loss on extinguishment of debt and income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.
Segment information for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Travel Network	$632,349	$582,364	$1,931,441	$1,805,750
Airline and Hospitality Solutions	274,923	262,391	804,679	752,940
Eliminations	(6,666)	(5,773)	(19,498)	(14,923)
Total revenue	$900,606	$838,982	$2,716,622	$2,543,767

Adjusted Gross Profit (a)
Travel Network	$270,140	$255,657	$863,307	$842,557
Airline and Hospitality Solutions	132,069	114,136	360,259	323,481
Corporate	(30,977)	(24,812)	(82,979)	(59,596)
Total	$371,232	$344,981	$1,140,587	$1,106,442

Adjusted EBITDA (b)
Travel Network	$237,295	$219,865	$773,408	$744,626
Airline and Hospitality Solutions	111,653	95,072	298,895	269,955
Total segments	348,948	314,937	1,072,303	1,014,581
Corporate	(86,022)	(77,080)	(250,399)	(217,760)
Total	$262,926	$237,857	$821,904	$796,821

Depreciation and amortization
Travel Network	$20,511	$19,519	$61,620	$57,725
Airline and Hospitality Solutions	43,205	41,732	121,839	114,080
Total segments	63,716	61,251	183,459	171,805
Corporate	33,326	47,979	112,270	132,151
Total	$97,042	$109,230	$295,729	$303,956

Adjusted Capital Expenditures (c)
Travel Network	$19,895	$25,763	$69,151	$72,918
Airline and Hospitality Solutions	53,034	68,990	171,423	200,455
Total segments	72,929	94,753	240,574	273,373
Corporate	18,996	16,195	50,205	45,436
Total	$91,925	$110,948	$290,779	$318,809
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted Gross Profit	$371,232	$344,981	$1,140,587	$1,106,442
Less adjustments:
Selling, general and administrative	91,840	155,182	383,137	435,924
Impairment and related charges(7)	—	—	92,022	—
Cost of revenue adjustments:
Depreciation and amortization (1)	79,976	77,397	229,688	209,276
Restructuring and other costs (4)	—	—	12,976	—
Amortization of upfront incentive consideration (2)	18,005	17,139	50,298	43,372
Stock-based compensation	4,615	5,113	13,626	14,259
Operating income	$176,796	$90,150	$358,840	$403,611

(b)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	$262,926	$237,857	$821,904	$796,821
Less adjustments:
Depreciation and amortization of property and equipment (1a)	66,332	58,271	191,442	168,150
Amortization of capitalized implementation costs (1b)	10,484	11,529	28,621	28,228
Acquisition-related amortization (1c)	20,226	39,430	75,666	107,578
Amortization of upfront incentive consideration (2)	18,005	17,139	50,298	43,372
Impairment and related charges(7)	—	—	92,022	—
Interest expense, net	38,919	38,002	116,577	116,414
Loss on extinguishment of debt	1,012	3,683	1,012	3,683
Other, net (3)	3,802	(281)	19,788	(4,517)
Restructuring and other costs (4)	—	583	25,304	1,823
Acquisition-related costs (5)	—	90	—	714
Litigation costs (reimbursements), net (6)	(40,929)	7,034	(36,470)	5,089
Stock-based compensation	11,655	12,913	34,413	36,012
Provision for income taxes	40,595	7,208	56,836	79,905
Income from continuing operations	$92,825	$42,256	$166,395	$210,370
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the nine months ended 2017, we recognized a $15 million loss related to debt modification costs associated with our debt refinancing. In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

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

(6)
Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation. In the third quarter of 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation (see Note 11, Contingencies).

(7)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process was commenced and due to the uncertainty of the ultimate outcome, we recorded this estimated charge. In the third quarter of 2017, the customer entered insolvency proceedings and our assessment of the impairment charge recorded in the second quarter did not change (see Note 4, Impairment and Related Charges).

(c)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Additions to property and equipment	$75,401	$89,639	$242,811	$254,232
Capitalized implementation costs	16,524	21,309	47,968	64,577
Adjusted Capital Expenditures	$91,925	$110,948	$290,779	$318,809

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "expects," "potential," "will," "estimates," "outlook," "preliminary," "could," "should," "may," "intend," "believes," "anticipates," "predicts," "plans," or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties, and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 17, 2017. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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

Recent Developments Affecting our Results of Operations
In May 2017, we notified AirBerlin, an airline customer of our Airline Solutions’ business that, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to their contract, we are commencing a formal contract dispute resolution process.  As a result of the uncertainty, we evaluated the recoverability of net capitalized contract costs related to the customer and impacts from associated future contractual obligations and recorded a charge of $92 million ($59 million, net of tax), during the three months ended June 30, 2017. Given the uncertainty associated with the ultimate resolution of this dispute, there could be further adjustments to our consolidated statement of operations. In the third quarter of 2017, the customer entered insolvency proceedings and our assessment did not result in a change to the impairment charge. The impairment charge did not impact our cash flows from operations. This impairment charge resulted in a material impact on our financial results, and related matters may adversely impact our future results of operations and cash flow.
The rate of growth of Airline Solutions revenue is impacted by the previously announced termination of an agreement with Southwest Airlines related to services and processing for their legacy reservations system. Future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and lower growth in Passengers Boarded due to delayed or uncertain implementations and the insolvency of an airline carrier, Alitalia Compagnia Aerea Italiana S.p.A. operating as Alitalia (“Alitalia”), that has recently implemented our services.
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
In connection with the adoption of the new revenue recognition standard effective January 1, 2018, based on preliminary information, in the year of adoption and subsequent years, we currently expect a significant reduction in revenues for the Airline Solutions business for existing open contracts as of that date, and before the impact of new sales. See "—Recent Accounting Pronouncements."
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Travel Network
Direct Billable Bookings - Air	114,259	110,585	3.3%	356,478	342,353	4.1%
Direct Billable Bookings - Non-Air	15,540	15,165	2.5%	46,934	46,078	1.9%
Total Direct Billable Bookings	129,799	125,750	3.2%	403,412	388,431	3.9%
Airline Solutions Passengers Boarded	186,887	206,332	(9.4)%	599,097	589,512	1.6%
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
We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net and the remaining provision (benefit) for income taxes. This Adjusted EBITDA metric differs from (i) the EBITDA metric referenced in the section entitled “—Liquidity and Capital Resources—Senior Secured Credit Facilities,” which is calculated for the purposes of compliance with our debt covenants, and (ii) the Pre-VCP/EIP Adjusted EBITDA metric referenced in the section entitled “Compensation Discussion and Analysis” in our 2017 Proxy Statement, which are calculated for the purposes of our 2016 annual incentive compensation program.
We define Adjusted Net Income from continuing operations per share as Adjusted Net Income divided by the applicable share count. We have selected Adjusted Net Income from continuing operations per share, along with revenue, as the metrics for our 2017 annual incentive compensation program.
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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$90,989	$40,815	$160,441	$218,001
Loss (income) from discontinued operations, net of tax	529	394	2,228	(10,858)
Net income attributable to noncontrolling interests(1)	1,307	1,047	3,726	3,227
Income from continuing operations	92,825	42,256	166,395	210,370
Adjustments:
Acquisition-related amortization(2a)	20,226	39,430	75,666	107,578
Impairment and related charges(8)	—	—	92,022	—
Loss on extinguishment of debt	1,012	3,683	1,012	3,683
Other, net (4)	3,802	(281)	19,788	(4,517)
Restructuring and other costs (5)	—	583	25,304	1,823
Acquisition-related costs(6)	—	90	—	714
Litigation (reimbursements) costs, net(7)	(40,929)	7,034	(36,470)	5,089
Stock-based compensation	11,655	12,913	34,413	36,012
Tax impact of net income adjustments	(1,670)	(30,349)	(75,973)	(66,698)
Adjusted Net Income from continuing operations	$86,921	$75,359	$302,157	$294,054
Adjusted Net Income from continuing operations per share	$0.31	$0.27	$1.08	$1.04
Diluted weighted-average common shares outstanding	278,369	283,462	279,648	282,919

Adjusted Net Income from continuing operations	$86,921	$75,359	$302,157	$294,054
Adjustments:
Depreciation and amortization of property and equipment(2b)	66,332	58,271	191,442	168,150
Amortization of capitalized implementation costs(2c)	10,484	11,529	28,621	28,228
Amortization of upfront incentive consideration(3)	18,005	17,139	50,298	43,372
Interest expense, net	38,919	38,002	116,577	116,414
Remaining provision for income taxes	42,265	37,557	132,809	146,603
Adjusted EBITDA	$262,926	$237,857	$821,904	$796,821

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit and Adjusted EBITDA by business segment (in thousands):

	Three Months Ended September 30, 2017
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$198,422	$68,448	$(90,074)	$176,796
Add back:
Selling, general and administrative	34,494	21,292	36,054	91,840
Cost of revenue adjustments:
Depreciation and amortization(2)	19,219	42,329	18,428	79,976
Amortization of upfront incentive consideration(3)	18,005	—	—	18,005
Stock-based compensation	—	—	4,615	4,615
Adjusted Gross Profit	270,140	132,069	(30,977)	371,232
Selling, general and administrative	(34,494)	(21,292)	(36,054)	(91,840)
Joint venture equity income	357	—	—	357
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,292	876	14,898	17,066
Litigation reimbursements(7)	—	—	(40,929)	(40,929)
Stock-based compensation	—	—	7,040	7,040
Adjusted EBITDA	$237,295	$111,653	$(86,022)	$262,926

	Three Months Ended September 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,489	$53,340	$(145,679)	$90,150
Add back:
Selling, general and administrative	37,583	19,405	98,194	155,182
Cost of revenue adjustments:
Depreciation and amortization(2)	18,446	41,391	17,560	77,397
Amortization of upfront incentive consideration(3)	17,139	—	—	17,139
Stock-based compensation	—	—	5,113	5,113
Adjusted Gross Profit	255,657	114,136	(24,812)	344,981
Selling, general and administrative	(37,583)	(19,405)	(98,194)	(155,182)
Joint venture equity income	718	—	—	718
Selling, general and administrative adjustments:
Depreciation and amortization(2)	1,073	341	30,419	31,833
Restructuring and other costs(5)	—	—	583	583
Acquisition-related costs(6)	—	—	90	90
Litigation costs(7)	—	—	7,034	7,034
Stock-based compensation	—	—	7,800	7,800
Adjusted EBITDA	$219,865	$95,072	$(77,080)	$237,857

	Nine Months Ended September 30, 2017
	Travel Network	Airline and Hospitality Solutions		Corporate	Total
Operating income (loss)	$659,722	$177,056		$(477,938)	$358,840
Add back:
Selling, general and administrative	95,676	63,871	—	223,590	383,137
Impairment and related charges(8)	—	—		92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	57,611	119,332		52,745	229,688
Restructuring and other costs (5)	—	—		12,976	12,976
Amortization of upfront incentive consideration(3)	50,298	—		—	50,298
Stock-based compensation	—	—		13,626	13,626
Adjusted Gross Profit	863,307	360,259		(82,979)	1,140,587
Selling, general and administrative	(95,676)	(63,871)		(223,590)	(383,137)
Joint venture equity income	1,768	—		—	1,768
Selling, general and administrative adjustments:
Depreciation and amortization(2)	4,009	2,507		59,525	66,041
Restructuring and other costs (5)	—	—		12,328	12,328
Litigation reimbursements(7)	—	—		(36,470)	(36,470)
Stock-based compensation	—	—		20,787	20,787
Adjusted EBITDA	$773,408	$298,895		$(250,399)	$821,904

	Nine Months Ended September 30, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$641,285	$155,875	$(393,549)	$403,611
Add back:
Selling, general and administrative	103,701	54,408	277,815	435,924
Cost of revenue adjustments:
Depreciation and amortization(2)	54,199	113,198	41,879	209,276
Amortization of upfront incentive consideration(3)	43,372	—	—	43,372
Stock-based compensation	—	—	14,259	14,259
Adjusted Gross Profit	842,557	323,481	(59,596)	1,106,442
Selling, general and administrative	(103,701)	(54,408)	(277,815)	(435,924)
Joint venture equity income	2,244	—	—	2,244
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,526	882	90,272	94,680
Restructuring and other costs (5)	—	—	1,823	1,823
Acquisition-related costs(6)	—	—	714	714
Litigation costs(7)	—	—	5,089	5,089
Stock-based compensation	—	—	21,753	21,753
Adjusted EBITDA	$744,626	$269,955	$(217,760)	$796,821
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Additions to property and equipment	$75,401	$89,639	$242,811	$254,232
Capitalized implementation costs	16,524	21,309	47,968	64,577
Adjusted Capital Expenditures	$91,925	$110,948	$290,779	$318,809

The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$455,906	$432,534
Cash used in investing activities	(242,952)	(418,713)
Cash used in financing activities	(300,936)	(46,647)

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$455,906	$432,534
Additions to property and equipment	(242,811)	(254,232)
Free Cash Flow	$213,095	$178,302
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

(4)
In the nine months ended 2017, we recognized a $15 million loss related to debt modification costs associated with our debt refinancing. In the first quarter of 2016, we recognized a gain of $6 million associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

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

(7)
Litigation costs (reimbursements), net represent charges and legal fee reimbursements associated with antitrust litigation. In the third quarter of 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation (see Note 11, Contingencies).

(8)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process was commenced and due to the uncertainty of the ultimate outcome, we recorded this estimated charge. In the third quarter of 2017, the customer entered insolvency proceedings and our assessment of the impairment charge recorded in the second quarter did not change. See "—Recent Developments Affecting our Results of Operations."

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands)
Revenue	$900,606	$838,982	$2,716,622	$2,543,767
Cost of revenue	631,970	593,650	1,882,623	1,704,232
Selling, general and administrative	91,840	155,182	383,137	435,924
Impairment and related charges	—	—	92,022	—
Operating income	176,796	90,150	358,840	403,611
Interest expense, net	(38,919)	(38,002)	(116,577)	(116,414)
Loss on extinguishment of debt	(1,012)	(3,683)	(1,012)	(3,683)
Joint venture equity income	357	718	1,768	2,244
Other (expense) income, net	(3,802)	281	(19,788)	4,517
Income from continuing operations before income taxes	133,420	49,464	223,231	290,275
Provision for income taxes	40,595	7,208	56,836	79,905
Income from continuing operations	$92,825	$42,256	$166,395	$210,370

Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$632,349	$582,364	$49,985	9%
Airline and Hospitality Solutions	274,923	262,391	12,532	5%
Total segment revenue	907,272	844,755	62,517	7%
Eliminations	(6,666)	(5,773)	(893)	(15)%
Total revenue	$900,606	$838,982	$61,624	7%
Travel Network—Revenue increased $50 million, or 9%, for the three months ended September 30, 2017 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $49 million to $589 million. This increase is a result of a 3% increase in Direct Billable Bookings to 130 million and an increase in the average booking fee rate in the three months ended September 30, 2017.
Airline and Hospitality Solutions—Revenue increased $13 million, or 5%, for the three months ended September 30, 2017 compared to the same period in the prior year. The $13 million increase in revenue primarily resulted from:

•
a $1 million decrease in Airline Solutions’ SabreSonic Customer Sales and Service (“SabreSonic CSS”) revenue for the three months ended September 30, 2017 compared to the same period in the prior year. Passengers Boarded decreased by 9% to 187 million for the three months ended September 30, 2017 driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system in the second quarter of 2017, partially offset by the cut-over of Alitalia Airlines to SabreSonic CSS in the fourth quarter of 2016 and consistent carrier growth of 8%;

•	a $5 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•
a $8 million increase in Hospitality Solutions revenue for the three months ended September 30, 2017 compared to the same period in the prior year, driven primarily by an increase in Central Reservation System (“CRS”) revenue from new and existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$362,210	$326,707	$35,503	11%
Airline and Hospitality Solutions	142,854	148,256	(5,402)	(4)%
Eliminations	(6,715)	(5,630)	(1,085)	(19)%
Total segment cost of revenue	498,349	469,333	29,016	6%
Corporate	35,640	29,781	5,859	20%
Depreciation and amortization	79,976	77,397	2,579	3%
Amortization of upfront incentive consideration	18,005	17,139	866	5%
Total cost of revenue	$631,970	$593,650	$38,320	6%
Travel Network—Cost of revenue increased $36 million, or 11%, for the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in the average rate per booking for incentive consideration in all regions, offset by a $7 million impairment of a prepaid incentive for a European travel agency due to its insolvency in the third quarter of 2016.
Airline and Hospitality Solutions—Cost of revenue decreased $5 million, or 4%, for the three months ended September 30, 2017 compared to the same period in the prior year. The decrease was primarily the result of decreased headcount expenses for the three months ended September 30, 2017 compared to the same period in the prior year, offset by an increase in transaction related costs to support the growth in the Hospitality Solutions business.
Corporate—Cost of revenue associated with corporate costs increased $6 million, or 20%, for the three months ended September 30, 2017 compared to the same period in the prior year. This increase was primarily due to higher shared technology infrastructure and labor costs.
Depreciation and amortization—Depreciation and amortization increased $3 million, or 3%, for the three months ended September 30, 2017 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $1 million, or 5%, for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$91,840	$155,182	$(63,342)	(41)%
Selling, general and administrative expenses ("SG&A") decreased $63 million, or 41%, for the for the three months ended September 30, 2017 compared to the same period in the prior year. Professional services decreased $46 million primarily due to a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in the third quarter of 2017 with our insurance carriers with respect to the American Airlines litigation. Additionally, amortization expense decreased by $15 million due to the completion of amortization of certain intangible assets from the take-private transaction in 2007 and headcount-related costs decreased in the third quarter of 2017 compared to the same period last year.
Provision for Income Taxes

	Three Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$40,595	$7,208	$33,387	463%
Our effective tax rates for the three months ended September 30, 2017 and 2016 were 30% and 15%, respectively. The increase in the effective tax rate for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily driven by a decrease in excess tax benefits associated with employee equity-based awards and increased income from continuing operations.
The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$1,931,441	$1,805,750	$125,691	7%
Airline and Hospitality Solutions	804,679	752,940	51,739	7%
Total segment revenue	2,736,120	2,558,690	177,430	7%
Eliminations	(19,498)	(14,923)	(4,575)	(31)%
Total revenue	$2,716,622	$2,543,767	$172,855	7%
Travel Network—Revenue increased $126 million, or 7%, for the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $126 million to $1,800 million. Direct Billable bookings increased by 4% to 403 million and average booking fee rate increased in the nine months ended September 30, 2017.
Airline and Hospitality Solutions—Revenue increased $52 million, or 7%, for the nine months ended September 30, 2017 compared to the same period in the prior year. The $52 million increase in revenue primarily resulted from:

•
a $17 million increase in Airline Solutions’ SabreSonic CSS revenue for the nine months ended September 30, 2017 compared to the same period in the prior year. Passengers Boarded increased by 2% to 599 million for the nine months ended September 30, 2017, driven by the cut-over of Alitalia Airlines to SabreSonic CSS in the fourth quarter of 2016 and consistent carrier growth of 6% partially offset by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system;

•	a $12 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio;

•
a $26 million increase in Hospitality Solutions revenue for the nine months ended September 30, 2017 compared to the same period in the prior year driven primarily by an increase in CRS revenue from new and existing customers; and

•	a $4 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.

Cost of Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$1,068,134	$963,193	$104,941	11%
Airline and Hospitality Solutions	444,420	429,460	14,960	3%
Eliminations	(19,498)	(14,693)	(4,805)	(33)%
Total segment cost of revenue	1,493,056	1,377,960	115,096	8%
Corporate	109,581	73,624	35,957	49%
Depreciation and amortization	229,688	209,276	20,412	10%
Amortization of upfront incentive consideration	50,298	43,372	6,926	16%
Total cost of revenue	$1,882,623	$1,704,232	$178,391	10%

Travel Network—Cost of revenue increased $105 million, or 11%, for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to an increase in the average rate per booking for incentive consideration in all regions.
Airline and Hospitality Solutions—Cost of revenue increased $15 million, or 3%, for the nine months ended September 30, 2017 compared to the same period in the prior year primarily as a result of an increase in transaction related costs to support the growth in the Hospitality Solutions business and service level agreement (SLA) costs.
Corporate—Cost of revenue associated with corporate costs increased $36 million, or 49%, for the nine months ended September 30, 2017 compared to the same period in the prior year. The increase was primarily due to higher shared technology infrastructure and labor costs and a $12 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.
Depreciation and amortization—Depreciation and amortization increased $20 million, or 10%, for the nine months ended September 30, 2017 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $7 million, or 16%, for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$383,137	$435,924	$(52,787)	(12)%

SG&A decreased by $53 million, or 12%, for the nine months ended September 30, 2017 compared to the same period in the prior year. This decrease is due to a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in the third quarter of 2017 with our insurance carriers with respect to the American Airlines litigation. Additionally, amortization expense decreased by $30 million due to the completion in the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007. These decreases were offset by a $19 million increase in headcount-related expenses primarily driven by a $13 million charge associated with an announced action to reduce our workforce. This reduction aligns our operations with business needs and implements an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. Additionally, we incurred $5 million associated with security and stability related expenses.

Impairment and Related charges

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Impairment and related charges	$92,022	$—	$92,022	100%
During the nine months ended September 30, 2017, we recorded an impairment charge in the second quarter of 2017 of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. A formal contract dispute resolution process was commenced and due to the uncertainty of the ultimate outcome, we recorded this estimated charge. In the third quarter of 2017, the customer entered insolvency proceedings and our assessment of the impairment charge recorded in the second quarter did not change. See "—Recent Developments Affecting our Results of Operations."
Other Income (Expense), Net

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Other income (expense), net	$(19,788)	$4,517	$(24,305)	(538)%
During the nine months ended September 30, 2017, we recognized a $15 million loss related to debt modification costs associated with our debt refinancing in the first and third quarter of 2017 and realized and unrealized foreign currency exchange losses. During the nine months ended September 30, 2016, we recognized a gain due to the receipt of an earn-out payment of $6 million associated with the sale of a business in 2013 offset by realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$56,836	$79,905	$(23,069)	(29)%
Our effective tax rates for the nine months ended September 30, 2017 and 2016 were 25% and 28%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily driven by a relative increase in full year forecasted earnings in lower tax jurisdictions. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2017 and December 31, 2016, our cash and cash equivalents, Revolver, and outstanding letters of credit were as follows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$268,268	$364,114
Available balance under the Revolver	375,794	365,006
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	24,206	34,994
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2017 and December 31, 2016.

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
Dividends
During the nine months ended September 30, 2017, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $116 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designations
On August 23, 2017, pursuant to the Refinancing Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the Term Loan B, the Term Loan A, and the existing Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the Term Loan A and Revolver. We incurred no additional indebtedness as a result of the Refinancing.
In February 2017, pursuant to the Term Facility Amendment, we replaced $1,753 million of outstanding debt principal as of December 31, 2016, with $1,900 million of new debt principal maturing in February 2024.  The proceeds of the new debt issuance were used to pay off certain existing classes of outstanding term loan facilities (other than the Term Loan A), pay associated financing fees, repay the outstanding mortgage on our corporate headquarters and for other general corporate purposes. See Note 6, Debt.
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

Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2017, we repurchased 5,153,241 shares totaling $98 million pursuant to this share repurchase program.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty, as well as the currency controls that have impacted our airline customers in Venezuela. During the nine months ended September 30, 2017, we collected $1 million from customers in Venezuela, all of which was outstanding as of December 31, 2016. Accounts receivable outstanding from customers in Venezuela totaled $25 million as of September 30, 2017, which will be recognized as revenue when cash is received.
Senior Secured Credit Facilities
On August 23, 2017, pursuant to the Refinancing Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the Term Loan B, the Term Loan A, and the existing Revolver ("Preexisting Revolver"), resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the Term Loan A and Revolver. We incurred no additional indebtedness as a result of the Refinancing. The Refinancing included a $400 million revolving credit facility that replaced the $400 million Preexisting Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental New Term Loan B and $570 million New Term Loan A to pay in full the $1,891 million of the Term Loan B and $570 million of Term Loan A incurred prior to August 23, 2017 under the Term Facility Agreement. The maturity of the Revolver and the New Term Loan A was extended from July 18, 2021 to July 1, 2022.
The applicable margins for the New Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the New Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The applicable interest rate margins will open at 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans until receipt of first compliance certificate after August 23, 2017.
On February 22, 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of Term Loan B with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the Term Loan A) and related accrued interest incurred prior to February 22, 2017 and $12 million in associated financing fees. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. The amount of the Revolver commitments available as a letter of credit subfacility was set at $150 million. The applicable margins for the Term Loan A and the Revolver were 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings, with a step down to 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 2.50 to 1.00. The applicable margins for the Term Loan B were 2.75% for Eurocurrency borrowings and 1.75% for base rate borrowings, with a step down to 2.50% for Eurocurrency borrowings and 1.50% for base rate borrowings if the Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than or equal to 2.50 to 1.00.
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
Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Amounts in thousands)
Cash provided by operating activities	$455,906	$432,534
Cash used in investing activities	(242,952)	(418,713)
Cash used in financing activities	(300,936)	(46,647)
Cash used in discontinued operations	(3,636)	(15,766)
Effect of exchange rate changes on cash and cash equivalents	(4,228)	(536)
Decrease in cash and cash equivalents	$(95,846)	$(49,128)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2017 was $456 million and consisted of net income from continuing operations of $166 million, adjustments for non-cash and other items of $519 million and a decrease in cash from changes in operating assets and liabilities of $230 million. The adjustments for non-cash and other items consist primarily of $296 million of depreciation and amortization, $92 million of impairment and related charges, $50 million in amortization of upfront incentive consideration, $34 million stock-based compensation expense, and a $15 million loss on modification of debt. The decrease in cash from changes in operating assets and liabilities of $230 million was primarily the result of a $188 million increase in accounts receivable due to seasonality and a $29 million receivable related to an insurance settlement, $61 million used for upfront incentive consideration, $48 million used for capitalized implementation costs, and a $20 million increase in prepaid expenses and other assets. These decreases were partially offset by an increase of $53 million in accounts payable and other accrued liabilities due to seasonality in incentives, business growth and a $15 million payable for accrued legal and related expenses related to an insurance settlement and an increase of $32 million in deferred revenue partially driven by upfront solution fees.
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

Investing Activities
For the nine months ended September 30, 2017, we used cash of $243 million on capital expenditures, including $192 million related to software developed for internal use.
For the nine months ended September 30, 2016, we used cash of $164 million for the acquisition of the Trust Group and Airpas Aviation and $254 million on capital expenditures, including $217 million related to software developed for internal use.
Financing Activities
For the nine months ended September 30, 2017, we used $301 million for financing activities. Significant highlights of our financing activities include:

•
In February 2017, we received proceeds of $1,898 million (net of $2 million discount) from the Term Loan B, which were used to pay off approximately $1,753 million of all existing classes of outstanding term loans (other than the Term Loan A) and $12 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	we made quarterly payments totaling $36 million on the principal outstanding on our term loans;

•	pursuant to the Refinancing in August 2017, we paid $7 million in debt modification costs;

•	we made our first annual payment on the TRA liability for $99 million, excluding interest;

•	we paid $116 million in dividends on our common stock;

•	we repurchased 5,153,241 shares of our common stock outstanding totaling $98 million; and

•
we received proceeds of $22 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the nine months ended September 30, 2016, we used $47 million for financing activities. Significant highlights of our financing activities include:

•
we received proceeds of $597 million (net of $3 million discount) from the issuance of Term Loan A and used a portion of the proceeds to repay $350 million of outstanding principal on our Term Loan B and Incremental Term Loan Facility and $11 million in debt issuance costs;

•	we made quarterly payments totaling $18 million on the principal outstanding on our term loans;

•	we paid the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016;

•	we made draws on our Prior Revolver totaling $458 million and payments totaling $458 million resulting in no outstanding balance as of September 30, 2016;

•	we paid $108 million in dividends on our common stock; and

•
we received proceeds of $28 million from the settlement of employee stock-option awards and paid $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Discontinued Travelocity Business
Cash flows used by discontinued operating activities totaled $4 million and $16 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash flows used by discontinued operating activities in the nine months ended September 30, 2017 compared to 2016 is primarily due to lower operating losses and a reduction in cash used to pay liabilities as we wind down the business.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 11, Contingencies, to our consolidated financial statements regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations

In February 2017, Sabre GLBL entered into the Term Facility Amendment, which replaced the Prior Term Loan B, Incremental Term Loan and Term Loan C with a single class of Term Loan B. See "—Liquidity and Capital Resources—Senior Secured Credit Facilities." In March 2017, a portion of the proceeds of the Term Loan B received pursuant to the Term Facility Amendment was used to repay approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters. On August 23, 2017, pursuant to the Refinancing Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the Term Loan B, the Term Loan A, and the existing Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the Term Loan A and Revolver. In addition, we made payments of $101 million, including interest, under our TRA in January 2017. There were no other material changes to our future minimum contractual obligations as of December 31, 2016 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2017.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2017 and year ended December 31, 2016.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance to expand and simplify the application of hedge accounting. The updated standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Accounting Standards Update ("ASU") is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
In May 2017, the FASB issued updated guidance regarding changes to the terms or conditions of a share-based payment award which requires an entity to apply modification accounting under the current standard on stock compensation. Under this updated standard, a new fair value measurement is assessed on the modified award, with any incremental fair value of the new award recognized as additional compensation cost. The ASU is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard in the third quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued updated guidance to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The updated guidance was effective upon issuance and we have adopted this standard and have made the required disclosures.
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this standard in 2017 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. We expect to adopt this new standard using the modified retrospective transition method which will result in a cumulative adjustment as of the date of the adoption. We have substantially completed our evaluation of the guidance and determined the key areas of impact on our financial results and are currently in the process of quantifying the impacts. Our quantification of the impacts is ongoing and will not be finalized until the period of adoption. To date, our assessments have identified the following anticipated impacts:
•We do not expect significant changes to revenue recognition for our Travel Network and Hospitality Solutions businesses
•Our Airline Solutions business is expected to primarily be impacted by the new standard due to the following:

–
Under current revenue recognition guidance, we recognize revenue related to license fee and maintenance agreements ratably over the life of the contract. Under the new guidance, revenue for license fees will be recognized upon delivery of the license and ongoing maintenance services will continue to be recognized ratably over the length of the contract. For existing open agreements, this change will result in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements, and before the impact of new sales.

–
Allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, will be impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. For existing open agreements, this change will also result in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.

•
In the year of adoption, as a result of the new revenue recognition standard, the changes detailed above will result in a significant beginning balance sheet adjustment and we preliminarily estimate our consolidated revenue could be reduced by approximately $40 million to $80 million. Our assessment is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from this estimated range. This estimate will be updated in our Annual Report on Form 10-K for the year ending December 31, 2017.

•
Capitalization of incremental costs to obtain a contract (such as sales commissions), and recognition of these costs over the contract period will result in the recognition of an asset on our balance sheet and will impact our Airline and Hospitality Solutions segment. We currently expect that our results of operations will not be significantly impacted from the capitalization of these incremental costs.

We are continuing to evaluate the impacts of the new guidance to our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures.

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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “SHS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party:

obtained access to account credentials that permitted access to a subset of hotel reservations processed through the SHS Central Reservation System; used the account credentials to view a credit card summary page on the SHS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the SHS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the SHS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the SHS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a PCI forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the SHS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. The costs related to this incident, including any associated penalties assessed by any governmental authority or payment card brand, as well as any other impacts or remediation related to this incident, may be material. See Note 11, Contingencies, to our consolidated financial statements for a discussion of a lawsuit filed in connection with this incident. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in this matter.
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
Our businesses are largely dependent on the computer data centers and network systems operated for us by DXC, and its third-party providers, including through our recently amended agreement with DXC. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users.
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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have in the past sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. See Note 11, Contingencies, to our consolidated financial statements for information on previous litigation with our insurance carriers. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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
Further, the United States has imposed economic sanctions that affect transactions with designated countries, including Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
We have GDS contracts with carriers that fly to Cuba, Iran, Crimea region, North Korea and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted a new data protection law, which will apply beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we may also risk exposure to liabilities resulting from any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed any the limits of any applicable insurance policy we maintain. See “-Security breaches could expose us to liability and damage our reputation and our business.”
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
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes (“VAT”), consistent with applicable accounting principles and in light of all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various regions of Europe. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of indefinitely reinvested foreign earnings was approximately $278 million. If cash, cash equivalents and marketable securities are needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate all such cash, cash equivalents and marketable securities. We have not, nor do we anticipate the need to, repatriate funds to the United States in a taxable transaction to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Our consolidated balance sheet at September 30, 2017 contained goodwill and intangible assets, net totaling $3.3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in September 2017. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “-Security breaches could expose us to liability and damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have a significant amount of indebtedness. As of September 30, 2017, we had $3.5 billion of indebtedness outstanding in addition to $376 million of availability under our Revolver (as defined below in Item 1. Financial Statements, Note 6, Debt), after taking into account the availability reduction of $24 million for letters of credit issued under our Revolver. In February 2017, Sabre GLBL entered into the Term Facility Amendment to provide for the Term Loan B. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" in Part I, Item 2. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the nine months ended September 30, 2017, foreign currency operations included $189 million of revenue and $443 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% and 7% of our operating expenses for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, and the Indian Rupee. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
As of September 30, 2017, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock and, consequently, have significant influence over us.
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
“TPG” refers to TPG Global, LLC and its affiliates, the “TPG Funds” refer to one or more of TPG Partners IV, L.P. (“TPG Partners IV”), TPG Partners V, L.P. (“TPG Partners V”), TPG FOF V-A, L.P. (“TPG FOF V-A”) and TPG FOF V-B, L.P. (“TPG FOF V-B”), “Silver Lake” refers to Silver Lake Management Company, L.L.C. and its affiliates and “Silver Lake Funds” refer to either or both of Silver Lake Partners II, L.P. and Silver Lake Technology Investors II, L.P. “Sovereign Co-Invest II” refers to Sovereign Co-

Invest II, LLC, an entity co-managed by TPG and Silver Lake. “Principal Stockholders” refer to the TPG Funds, the Silver Lake Funds and Sovereign Co-Invest II.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the third quarter of 2017:

Period 2017	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	$477,785,853
August 1 to August 31	1,901,342	18.36	1,901,342	442,910,293
September 1 to September 30	2,236,341	18.15	2,236,341	402,328,209
Total	4,137,683		4,137,683
_____________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

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
10.63
Fourth Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated August 23, 2017, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the 2017 B-1 Incremental Term Lenders party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

10.64
Term Loan A Refinancing Amendment to Amended and Restated Credit Agreement, dated August 23, 2017, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the 2017 Other Term A Lenders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

10.65
Second Revolving Facility Refinancing Amendment to Amended and Restated Credit Agreement, dated August 23, 2017, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and Lenders party thereto (incorporated by reference to Exhibit 10.3 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

10.66+*	Employment Agreement by and between Sabre Corporation and Clinton Anderson, dated July 25, 2017.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	October 31, 2017	By:	/s/ Richard A. Simonson
Richard A. Simonson
Chief Financial Officer
(principal financial officer of the registrant)