Form 10-K
period 2017-12-31
Sabre Corp
filed 2018-02-16
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2017, was $4,542,299,419. As of February 12, 2018, there were 274,446,142 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders to be held on May 23, 2018, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
Business Segments
We operate through two business segments: Travel Network and Airline and Hospitality Solutions. Financial information about our business segments and geographic areas is provided in Note 16. Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K. Effective the first quarter of 2018, we plan to disaggregate the Airline and Hospitality Solutions reportable segment, such that our business will have three reportable segments comprised of: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. See Note 18. Subsequent Event, to our consolidated financial statements for additional information.
Travel Network
Travel Network is our global business-to-business travel marketplace and consists primarily of our global distribution system (“GDS”) and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”) and corporate travel departments.

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
In January 2016, we completed the acquisition of the Trust Group of Companies (“Trust Group”), a central reservation, revenue management and hotel marketing provider with a significant presence in Europe, the Middle East and Africa (“EMEA”) and in APAC. Inclusive of this acquisition, we provide our software and solutions to over 38,000 hotel properties around the world.
Strategy
We connect people and places with technology that reimagines the business of travel. The key elements of our strategy include:

•
Commitment to develop innovative technology products through investment of significant resources in solutions that address key customer needs which include retailing solutions, mobile capabilities, data analytics and business intelligence and workflow optimization.

•	Geographic expansion beyond our traditional strengths by seeking to deepen our presence in high-growth geographies in APAC, Europe, including high-growth Eastern European markets, and Latin America.

•
Pursuit of new customers and marketplace content through seeking to actively add new travel supplier content to Travel Network and continuing to pursue new customers for our Airline and Hospitality Solutions business.

•	Strengthen relationships with existing customers, including promoting the adoption of our products within and across our existing customers.
Customers
Travel Network customers consist of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and travelers and other sellers of travel and consumers of travel information. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and low-cost carriers (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hospitality Solutions has a global customer base of over 38,000 hotel properties of all sizes.
No individual customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015.

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
Technology and Operations
Our technology strategy is based on achieving company-wide stability, reliability and performance at the most efficient price point. Significant investment has gone into building a centralized middleware environment with an emphasis on simplicity, security and scalability. We invest heavily in software development, delivery and operational support capabilities and strive to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, comply with data privacy regulations, and accelerate our shift to open source and cloud-based solutions.
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
Government Regulation
We are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These laws, regulations and policies include regulations applicable to the GDS in the European Union (“EU”), Canada, the United States and other locations.
We are subject to the application of data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU, which will apply beginning in May 2018. See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches."
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
Our businesses may also be subject to regulations affecting issues such as: trade sanctions, exports of technology, telecommunications and e-commerce. These regulations may vary among jurisdictions.
See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Seasonality
The travel industry is seasonal in nature. Travel bookings for Travel Network, and the revenue we derive from those bookings, are typically seasonally strong in the first and third quarters, but decline significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking, and because customers generally book their November and December holiday leisure-related travel earlier in the year and business-related travel declines during the holiday season, revenue resulting from bookings is typically lower in the fourth quarter.
Employees
As of December 31, 2017, we employed approximately 9,000 people. We have not experienced any work stoppages and consider our relations with our employees to be good.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and under these requirements, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at investors.sabre.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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

•
factors that affect demand for travel such as outbreaks of contagious diseases, including influenza, Zika, Ebola and the MERS virus, increases in fuel prices, changing attitudes towards the environmental costs of travel and safety concerns;

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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Airline and Hospitality Solutions business provides to airlines and hotels. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, attacks on hardware vulnerabilities, physical or electronic break-ins, cybersecurity incidents or other security breaches, and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. See “-Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We rely on the availability and performance of information technology services provided by third parties, including DXC Technology ("DXC"), which manages a significant portion of our systems.
Our businesses are largely dependent on the computer data centers and network systems operated for us by DXC, and its third-party providers, including AT&T, which DXC began outsourcing certain network services to in the fourth quarter of 2017. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users.
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

In addition, DXC was formed in April 2017 from the spin-off of HP Enterprises' Services segment business and merger with CSC. There could be uncertainty, delays or disruptions in DXC's services as a result of these transactions, which could result in additional costs or business disruptions for us.
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

In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a PCI forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. The costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand, as well as any other impacts or remediation related to them, may be material. See Note 15. Commitments and Contingencies, to our consolidated financial statements for a discussion of a lawsuit filed in connection with these incidents. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Any computer viruses, malware, denial of service attacks, attacks on hardware vulnerabilities, physical or electronic break-ins, cybersecurity incidents, such as the items described above, or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards and trends and customer demands. For example, IATA has promulgated its new distribution capability (“NDC”) standard. Depending on the level of adoption of this standard, our failure to integrate NDC into our technology or anticipate the evolution of next generation retailing and distribution could adversely affect our financial performance. As another example, migration of our enterprise applications and platforms to other hosting environments could cause us to incur substantial costs, as well as result in instability and business interruptions, which could materially harm our business.
Adapting to new technological and marketplace developments, such as NDC, may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our GDS with new capabilities to adapt to the changing technological environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors in the travel distribution market. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. For example, Sean Menke was elected as President and Chief Executive Officer of Sabre on December 31, 2016. Subsequent to his election, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted the GDPR, a new data protection law, which will apply beginning in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe, and we have expanded Travel Network's presence in APAC. Our geographic concentration in the United States and Europe, as well as our expanded focus in APAC, makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these regions.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to:

•	business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;

•	adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the possible effects of the Brexit vote;

•	changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies;

•	difficulty in developing, managing and staffing international operations because of distance, language and cultural differences;

•	disruptions to or delays in the development of communication and transportation services and infrastructure;

•	more restrictive data privacy requirements, including the GDPR;

•	consumer attitudes, including the preference of customers for local providers;

•	increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism;

•	export or trade restrictions or currency controls;

•	governmental policies or actions, such as consumer, labor and trade protection measures and travel restrictions;

•	taxes, restrictions on foreign investment and limits on the repatriation of funds;

•	diminished ability to legally enforce our contractual rights; and

•	decreased protection for intellectual property.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 15. Commitments and Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. Depending on the outcome of any of these proceedings, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 15. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Further, the United States has imposed economic sanctions that affect transactions with designated countries, including Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the OFAC and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
In Europe, GDS regulations or interpretations thereof may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel buyers, airlines, rail carriers or others, impair the enforceability of existing agreements with travel buyers and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations specifically governing GDSs have been lifted in the United States, they remain subject to general regulation regarding unfair trade practices by the U.S. Department of Transportation (“DOT”). In addition, continued regulation of GDSs in the E.U. and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes. We do not currently maintain a central database of all regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened. Our failure to comply with these laws and regulations may subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business.

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
We maintain third-party insurance coverage against various liability risks, including securities, stockholders, derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect our assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have in the past sought or may in the future seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage, we may be required to make material payments in connection with third-party claims.
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

We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes (“VAT”), consistent with applicable accounting principles and in light of all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
We consider the investment in our foreign subsidiaries as of December 31, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. For example, on December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We continue to evaluate the potential effects that the TCJA may have on our operations, cash flows and results of operations. Notwithstanding the reduction in the federal corporate income tax rate, the future impact of the TCJA, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheet at December 31, 2017 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
Our pension plans in the aggregate are estimated to be unfunded by $112 million as of December 31, 2017. With approximately 5,000 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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
As a result, we may be required to finance our cash needs through bank loans, additional debt financing, public or private equity offerings or otherwise. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to general economic and capital market conditions, the availability of credit from banks or other lenders, investor confidence in us, and our results of operations.
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
We have a significant amount of indebtedness. As of December 31, 2017, we had $3.5 billion of indebtedness outstanding in addition to $379 million of availability under our Revolver, after taking into account the availability reduction of $21 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% and 7% of our operating expenses for the year ended December 31, 2017 and 2016, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, the Brazilian Real, and the Swedish Krona. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
As of January 31, 2018, the Principal Stockholders (as defined below) own, in the aggregate, approximately 25% of our outstanding common stock and, consequently, have significant influence over us.

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
As a company with global operations, we operate in many countries with a variety of sales, administrative, product development and customer service roles provided in these offices.
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
Europe: Travel Network has its European regional headquarters in London, United Kingdom, with a lease that expires in 2027 and includes an early termination option in 2022. There are 24 additional offices across Europe that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.
APAC: Travel Network and Airline and Hospitality Solutions have their APAC regional operations headquarters in four offices located in Singapore, with three leases that expire in 2019 and one lease that expires in 2022, with an early termination option in 2019. There are 38 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. 37 of these additional offices are leased and one property in Kuala Lumpur, Malaysia is owned.

ITEM 3.	LEGAL PROCEEDINGS
While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.    See “Risk Factors—"We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it$5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs. We continue to believe that our business practices and contract terms are lawful. In January 2017, we filed a motion seeking judgment as a matter of law in favor of Sabre on the one claim on which the jury found for US Airways, which the court denied in March 2017.
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

As a result of the jury's verdict, US Airways is also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, the amount of which we strongly dispute. In January 2018, the court denied US Airways' motion seeking attorneys' fees and costs, based on the fact that the appeal of the underlying judgment remains pending, as discussed above. The court's denial of the motion was without prejudice, and US Airways may refile the motion if it prevails on the appeal.
We have accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense for the fourth quarter of 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to conclusion of the appellate process and, if US Airways ultimately prevails on the appeal, final decision by the trial court, which may itself be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
Putative Class Action Lawsuit on Cybersecurity Incident
In July 2017, a putative class action lawsuit was filed against us in the United States District Court for the Central District of California. The plaintiffs are asserting various claims under state law, including tort, contract and statutory claims, on behalf of a putative class of individuals residing in the United States and whose personally identifiable information allegedly was disclosed, in connection with the cybersecurity incident involving unauthorized access to payment information contained in a subset of hotel reservations process through the HS Central Reservation System. The plaintiffs are seeking equitable relief and an unspecified amount of damages in connection with their claims. In December 2017, we filed a motion to dismiss the lawsuit with prejudice. On January 25, 2018, the court granted our motion and dismissed the plaintiffs' claims in their entirety, with prejudice. The plaintiffs may appeal the court's decision, but must file the appeal within 30 days of the ruling. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against this matter. See Note 15. Commitments and Contingencies—Other, to our consolidated financial statements for additional information.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $47 million as of December 31, 2017. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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

Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of December 31, 2017 and 2016, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the years ended December 31, 2017 and 2016. Because we do not have a material reserve for these matters, and we have not recorded any material charges during the years ended December 31, 2017, 2016 and 2015, we did not consider these matters to be material as of December 31, 2017. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 16, 2018, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	49	Chief Executive Officer, President and Director, Sabre
Richard A. Simonson	59	Executive Vice President and Chief Financial Officer, Sabre
Clinton Anderson	47	Executive Vice President, Sabre and President, Hospitality Solutions
Rachel A. Gonzalez	48	Executive Vice President and Chief Administrative Officer, Sabre
Wade Jones	51	Executive Vice President, Sabre and President, Travel Network
David Shirk	51	Executive Vice President, Sabre and President, Sabre Airline Solutions
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
Richard A. Simonson is executive vice president and chief financial officer. He leads our global finance organization and is responsible for the following functions - accounting, tax, financial planning and analysis, investor relations, treasury, procurement, corporate development and mergers and acquisitions. He brings a combination of experiences across global finance, business operations and capital markets focused on the technology, telecom and media sectors. Before joining Sabre in March 2013, Mr. Simonson acted as an independent advisor to private equity and venture capital firms from May 2012 to March 2013 and from July 2010 to May 2011. He served as CFO and president for business operations at Rearden Commerce, a venture-backed e-commerce company from March 2011 to May 2012. From September 2001 to July 2010 he was an executive at Nokia Corporation in several global roles based in locations around the world - Helsinki, Zurich and New York - including more than five years as chief financial officer and executive vice president, followed by executive vice president and general manager of Nokia’s mobile phones unit and head of strategic sourcing. He was a member of Nokia’s Group Executive Board from 2004-2010. Mr. Simonson’s career includes time with Barclays Capital as managing director in the telecom and media investment banking group. He also spent 16 years with Bank of America Securities in the Global Corporate and Investment Banking group based out of San Francisco and Chicago, where he held various finance and investment banking positions, culminating as managing director of Global Project Finance. Mr. Simonson currently serves on the board of directors of Electronic Arts where he currently chairs the audit committee and additionally served as lead director from 2009-2015. He graduated from the Colorado School of Mines with a B.S. in mining engineering and holds an M.B.A. from Wharton School of Business at the University of Pennsylvania. Mr. Simonson is a trustee of the board of The Lyle School of Engineering at Southern Methodist University.
Clinton Anderson is executive vice president of Sabre and president of Sabre Hospitality Solutions. He joined Sabre in 2014 as the senior vice president of strategy and business development. In this role, Mr. Anderson was responsible for identifying and evaluating growth opportunities, as well as leading the corporate strategy team. Prior to joining Sabre, from 2012 to 2014, Mr. Anderson was with Emerson/Anderson, a private investment firm focused on small cap businesses, which he co-founded. From 1994 to 2012, he was a consultant at Bain and Company where he was a partner and served as a leader of consumer products and performance improvement practices. Mr. Anderson holds an MBA from Harvard Business School and a Bachelor of Commerce degree in Business Administration from the University of Alberta.
Rachel A. Gonzalez is executive vice president and chief administrative officer of Sabre, a position she assumed in May 2017. In this role, she leads a global team responsible for human resources, corporate communications, legal strategy, regulatory affairs, corporate compliance, and government affairs. She previously served as executive vice president and general counsel from September 2014 to May 2017. Prior to joining Sabre, Ms. Gonzalez served as executive vice president, general counsel and corporate secretary with Dean Foods in Dallas, Texas from March 2013 to September 2014, and as executive vice president, general counsel designate from November 2012 to March 2013. Ms. Gonzalez joined Dean Foods in 2008 as chief counsel, corporate and securities and served as the deputy general counsel prior to her promotion in November 2012. Previously, Ms. Gonzalez was senior vice president and group counsel with Affiliated Computer Services. Ms. Gonzalez was a partner with the law firm of Morgan, Lewis & Bockius, where she focused on corporate finance, mergers and acquisitions, SEC compliance and corporate governance. Ms. Gonzalez serves on the Board of Directors of Girl Scouts of Northeast Texas and their Executive, Finance and Board Development Committees; she also serves as its Treasurer. Ms. Gonzalez is also a member of the board of directors of Dana Incorporated. Ms. Gonzalez earned her J.D. from Boalt Hall School of Law at the University of California, Berkeley and her bachelor’s degree in comparative literature from the University of California, Berkeley.

Wade Jones is executive vice president of Sabre and president of Travel Network. He joined Sabre in 2015 in the product, marketing and strategy role for Travel Network globally. From April of 2012 to September of 2014 he was senior vice president and general manager of Deem’s syndicated commerce business. From 2011 to 2012, Mr. Jones served as a founder and chief executive officer of Haystack Ventures, LLC, which filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in 2012. Prior to joining Sabre, Mr. Jones spent more than 10 years with Barclaycard, leading the company’s U.K partnership business that provides, co-branded credit card, and loyalty programs for other companies across the travel, retail, financial services, and other industries. He received his master’s degree in business administration from the Kellogg School of Management at Northwestern University and his undergraduate degree from Texas Christian University.
David Shirk is executive vice president of Sabre and president of Sabre Airline Solutions. Prior to joining Sabre in June 2017, Mr. Shirk served as president at Kony, Inc., an industry leader in mobile application development platforms and cross industry digital transformation solutions, from April 2014 to May 2017. From September 2012 to January 2014, he served as general manager and vice president at Computer Services Corp. (CSC), where he led the company’s software, services, and business process outsourcing division. Prior to joining CSC, Mr. Shirk was senior vice president of industry solutions and chief marketing officer for the Enterprise Business division of HP.  He has also held senior executive positions at Siemens, UGS, Vignette, Novell and Oracle.  He holds a bachelor’s degree in business administration and management from The Ohio State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” The following table sets forth, for the quarterly period indicated, the high and low market prices per share for our common stock, as reported on the NASDAQ Global Select Market:

	High	Low	Dividends Declared
Year Ended December 31, 2017:
Fourth Quarter	$20.79	$18.00	$0.14
Third Quarter	$22.28	$17.40	$0.14
Second Quarter	$24.73	$20.50	$0.14
First Quarter	$25.14	$20.91	$0.14
Year Ended December 31, 2016:
Fourth Quarter	$27.99	$23.18	$0.13
Third Quarter	$29.34	$26.63	$0.13
Second Quarter	$29.35	$25.30	$0.13
First Quarter	$28.92	$23.18	$0.13
As of February 12, 2018, there were 130 stockholders of record of our common stock.
We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. Our board of directors has declared a cash dividend of $0.14 per share of common stock which will be paid on March 30, 2018 to stockholders of record as of March 21, 2018. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.”
The following table contains information for common shares repurchased during the fourth quarter of 2017:

Period 2017	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	626,528	$18.24	626,528	$390,898,678
November 1 to November 30	—	—	—	390,898,678
December 1 to December 31	—	—	—	390,898,678
Total	626,528		626,528
________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

(2)
Share repurchases were made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise.

Stock Performance Graph
The following graph shows a comparison from April 17, 2014, the date our common stock commenced trading on the NASDAQ Global Select Market, through December 31, 2017 of the cumulative total return for our common stock, the S&P 500 Index, S&P Software and Services Select Index and the NASDAQ Composite. The comparison assumes $100 was invested on April 17, 2014 in our common stock and in each of the indices and assumes reinvestment of dividends.
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
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2013 is derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$3,598,484	$3,373,387	$2,960,896	$2,631,417	$2,523,546
Operating income	493,440	459,572	459,769	421,345	380,930
Income from continuing operations	249,576	241,390	234,555	110,873	52,066
(Loss) income from discontinued operations, net of tax	(1,932)	5,549	314,408	(38,918)	(149,697)
Net income (loss) attributable to Sabre Corporation	242,531	242,562	545,482	69,223	(100,494)
Net income (loss) attributable to common stockholders	242,531	242,562	545,482	57,842	(137,198)
Net income (loss) per share attributable to common stockholders:
Basic	$0.87	$0.87	$2.00	$0.24	$(0.77)
Diluted	$0.87	$0.86	$1.95	$0.23	$(0.74)
Weighted-average common shares outstanding:
Basic	276,893	277,546	273,139	238,633	178,125
Diluted	278,320	282,752	280,067	246,747	184,978

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$678,033	$699,400	$529,207	$387,659	$228,232
Cash used in investing activities	(317,525)	(445,808)	(729,041)	(258,791)	(239,999)
Cash provided by (used in) financing activities	(356,780)	(190,025)	93,144	(71,945)	262,172
Additions to property and equipment	316,436	327,647	286,697	227,227	209,523
Cash payments for interest	149,572	151,495	154,307	197,782	255,620

Other Financial Data:
Adjusted Gross Profit	$1,500,186	$1,460,675	$1,316,820	$1,146,792	$1,060,302
Adjusted Operating Income	706,149	720,361	653,105	601,219	584,548
Adjusted Net Income	390,118	370,937	308,072	232,477	182,187
Adjusted EBITDA	1,078,571	1,046,646	941,587	840,028	778,754
Adjusted Capital Expenditures	377,202	411,052	350,079	265,038	268,337
Free Cash Flow	361,597	371,753	242,510	160,432	18,709

Key Metrics:
Travel Network
Direct Billable Bookings - Air	462,381	445,050	384,309	321,962	314,275
Direct Billable Bookings - Lodging, Ground and Sea	62,443	60,421	58,414	54,122	53,503
Total Direct Billable Bookings	524,824	505,471	442,723	376,084	367,778
Airline Solutions Passengers Boarded	772,149	789,260	584,876	510,713	478,088

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$361,381	$364,114	$321,132	$155,679	$308,236
Total assets(1)	5,649,364	5,724,570	5,393,627	4,643,073	4,755,708
Long-term debt(1)	3,398,731	3,276,281	3,169,344	3,040,009	3,643,548
Working capital deficit(1)	(11,455)	(312,977)	(222,400)	(201,052)	(268,272)
Redeemable preferred stock	—	—	—	—	634,843
Noncontrolling interest	5,198	2,579	1,438	621	508
Total stockholders’ equity	698,500	625,615	484,140	84,383	(952,536)
________________________________

(1)
In the fourth quarter of 2015, we adopted new accounting standards that changed the presentation of deferred tax assets and liabilities and debt issuance costs. We applied the new guidance on a retrospective basis to the balance sheet data as of December 31, 2014. The balance sheet data as of December 31, 2013 was not adjusted.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss) attributable to common stockholders	$242,531	$242,562	$545,482	$57,842	$(137,198)
Loss (income) from discontinued operations, net of tax	1,932	(5,549)	(314,408)	38,918	149,697
Net income attributable to noncontrolling interests(1)	5,113	4,377	3,481	2,732	2,863
Preferred stock dividends	—	—	—	11,381	36,704
Income from continuing operations	249,576	241,390	234,555	110,873	52,066
Adjustments:
Impairment and related charges(2)	81,112	—	—	—	—
Acquisition-related amortization(3a)	95,860	143,425	108,121	99,383	132,685
Loss on extinguishment of debt	1,012	3,683	38,783	33,538	12,181
Other, net(5)	(36,530)	(27,617)	(91,377)	63,860	305
Restructuring and other costs(6)	23,975	18,286	9,256	10,470	27,921
Acquisition-related costs(7)	—	779	14,437	—	—
Litigation (reimbursements) costs(8)	(35,507)	46,995	16,709	14,144	18,514
Stock-based compensation	44,689	48,524	29,971	20,094	3,387
Management fees(9)	—	—	—	23,701	8,761
Tax impact of net income (loss) adjustments(10), (11)	(34,069)	(104,528)	(52,383)	(143,586)	(73,633)
Adjusted Net Income from continuing operations	$390,118	$370,937	$308,072	$232,477	$182,187
Adjusted Net Income from continuing operations per share	$1.40	$1.31	$1.10	$0.94	$0.98
Diluted weighted-average common shares outstanding	278,320	282,752	280,067	246,747	184,978

Adjusted Net Income from continuing operations	390,118	370,937	308,072	232,477	182,187
Adjustments:
Depreciation and amortization of property and equipment(3b)	264,880	233,303	213,520	157,592	123,414
Amortization of capitalized implementation costs(3c)	40,131	37,258	31,441	35,859	34,143
Amortization of upfront incentive consideration(4)	67,411	55,724	43,521	45,358	36,649
Interest expense, net	153,925	158,251	173,298	218,877	274,689
Remaining provision for income taxes	162,106	191,173	171,735	149,865	127,672
Adjusted EBITDA	1,078,571	1,046,646	941,587	840,028	778,754
Less:
Depreciation and amortization(3)	400,871	413,986	351,480	289,630	287,038
Amortization of upfront incentive consideration(4)	67,411	55,724	43,521	45,358	36,649
Acquisition related amortization(3a)	(95,860)	(143,425)	(106,519)	(96,179)	(129,481)
Adjusted Operating Income	$706,149	$720,361	$653,105	$601,219	$584,548

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Year Ended December 31, 2017
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$848,336	$246,833	$(601,729)	$493,440
Add back:
Selling, general and administrative	130,700	79,955	299,420	510,075
Impairment and related charges(2)	—	—	81,112	81,112
Cost of revenue adjustments:
Depreciation and amortization(3)	80,780	165,551	71,481	317,812
Restructuring and other costs (6)	—	—	12,604	12,604
Amortization of upfront incentive consideration(4)	67,411	—	—	67,411
Stock-based compensation	—	—	17,732	17,732
Adjusted Gross Profit	1,127,227	492,339	(119,380)	1,500,186
Selling, general and administrative	(130,700)	(79,955)	(299,420)	(510,075)
Joint venture equity income	2,580	—	—	2,580
Selling, general and administrative adjustments:
Depreciation and amortization(3)	5,305	3,425	74,329	83,059
Restructuring and other costs (6)	—	—	11,371	11,371
Litigation reimbursements(8)	—	—	(35,507)	(35,507)
Stock-based compensation	—	—	26,957	26,957
Adjusted EBITDA	1,004,412	415,809	(341,650)	1,078,571
Less:
Depreciation and amortization(3)	86,085	168,976	145,810	400,871
Amortization of upfront incentive consideration(4)	67,411	—	—	67,411
Acquisition-related amortization(3a)	—	—	(95,860)	(95,860)
Adjusted Operating Income (Loss)	$850,916	$246,833	$(391,600)	$706,149

	Year Ended December 31, 2016
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$835,248	$217,631	$(593,307)	$459,572
Add back:
Selling, general and administrative	132,537	71,685	421,931	626,153
Cost of revenue adjustments:
Depreciation and amortization(3)	72,110	153,204	62,039	287,353
Restructuring and other costs (6)	—	—	12,660	12,660
Amortization of upfront incentive consideration(4)	55,724	—	—	55,724
Stock-based compensation	—	—	19,213	19,213
Adjusted Gross Profit	1,095,619	442,520	(77,464)	1,460,675
Selling, general and administrative	(132,537)	(71,685)	(421,931)	(626,153)
Joint venture equity income	2,780	—	—	2,780
Selling, general and administrative adjustments:
Depreciation and amortization(3)	4,826	1,228	120,579	126,633
Restructuring and other costs(6)	—	—	5,626	5,626
Acquisition-related costs(7)	—	—	779	779
Litigation costs(8)	—	—	46,995	46,995
Stock-based compensation	—	—	29,311	29,311
Adjusted EBITDA	970,688	372,063	(296,105)	1,046,646
Less:
Depreciation and amortization(3)	76,936	154,432	182,618	413,986
Amortization of upfront incentive consideration(4)	55,724	—	—	55,724
Acquisition-related amortization(3a)	—	—	(143,425)	(143,425)
Adjusted Operating Income (Loss)	$838,028	$217,631	$(335,298)	$720,361

	Year Ended December 31, 2015
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$751,546	$180,448	$(472,225)	$459,769
Add back:
Selling, general and administrative	116,511	62,247	378,319	557,077
Cost of revenue adjustments:
Depreciation and amortization(3)	62,337	142,109	40,089	244,535
Amortization of upfront incentive consideration(4)	43,521	—	—	43,521
Stock-based compensation	—	—	11,918	11,918
Adjusted Gross Profit	973,915	384,804	(41,899)	1,316,820
Selling, general and administrative	(116,511)	(62,247)	(378,319)	(557,077)
Joint venture equity income	14,842	—	—	14,842
Joint venture intangible amortization(3a)	1,602	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(3)	3,428	904	102,613	106,945
Restructuring and other costs(6)	—	—	9,256	9,256
Acquisition-related costs(7)	—	—	14,437	14,437
Litigation costs(8)	—	—	16,709	16,709
Stock-based compensation	—	—	18,053	18,053
Adjusted EBITDA	877,276	323,461	(259,150)	941,587
Less:
Depreciation and amortization(3)	65,765	143,013	142,702	351,480
Amortization of upfront incentive consideration(4)	43,521	—	—	43,521
Acquisition-related amortization(3a)	1,602	—	(108,121)	(106,519)
Adjusted Operating Income (Loss)	$766,388	$180,448	$(293,731)	$653,105

	Year Ended December 31, 2014
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$657,326	$176,730	$(412,711)	$421,345
Add back:
Selling, general and administrative	102,059	56,195	309,340	467,594
Cost of revenue adjustments:
Depreciation and amortization(3)	58,533	104,926	34,950	198,409
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Restructuring and other costs(6)	—	—	6,042	6,042
Stock-based compensation	—	—	8,044	8,044
Adjusted Gross Profit	863,276	337,851	(54,335)	1,146,792
Selling, general and administrative	(102,059)	(56,195)	(309,340)	(467,594)
Joint venture equity income	12,082	—	—	12,082
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,174	992	88,055	91,221
Restructuring and other costs (6)	—	—	4,428	4,428
Litigation costs(8)	—	—	14,144	14,144
Stock-based compensation	—	—	12,050	12,050
Management fees(9)	—	—	23,701	23,701
Adjusted EBITDA	778,677	282,648	(221,297)	840,028
Less:
Depreciation and amortization(3)	60,707	105,918	123,005	289,630
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Acquisition-related amortization(3a)	3,204	—	(99,383)	(96,179)
Adjusted Operating Income (Loss)	$669,408	$176,730	$(244,919)	$601,219

	Year Ended December 31, 2013
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$667,498	$135,755	$(422,323)	$380,930
Add back:
Selling, general and administrative	106,392	51,538	279,523	437,453
Cost of revenue adjustments:
Depreciation and amortization(3)	50,254	75,093	67,076	192,423
Amortization of upfront incentive consideration(4)	36,649	—	—	36,649
Restructuring and other costs(6)	—	—	11,491	11,491
Stock-based compensation	—	—	1,356	1,356
Adjusted Gross Profit	860,793	262,386	(62,877)	1,060,302
Selling, general and administrative	(106,392)	(51,538)	(279,523)	(437,453)
Joint venture equity income	12,350	—	—	12,350
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,253	2,227	90,135	94,615
Restructuring and other costs (6)	—	—	16,430	16,430
Litigation costs(8)	—	—	18,514	18,514
Stock-based compensation	—	—	2,031	2,031
Management fees(9)	—	—	8,761	8,761
Adjusted EBITDA	772,208	213,075	(206,529)	778,754
Less:
Depreciation and amortization(3)	52,507	77,320	157,211	287,038
Amortization of upfront incentive consideration(4)	36,649	—	—	36,649
Acquisition-related amortization(3a)	3,204	—	(132,685)	(129,481)
Adjusted Operating Income (Loss)	$679,848	$135,755	$(231,055)	$584,548
The components of Adjusted Capital Expenditures are presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Additions to property and equipment	$316,436	$327,647	$286,697	$227,227	$209,523
Capitalized implementation costs	60,766	83,405	63,382	37,811	58,814
Adjusted capital expenditures	$377,202	$411,052	$350,079	$265,038	$268,337
The following tables present information from our statements of cash flows and sets forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash provided by operating activities	$678,033	$699,400	$529,207	$387,659	$228,232
Cash used in investing activities	(317,525)	(445,808)	(729,041)	(258,791)	(239,999)
Cash provided by (used in) financing activities	(356,780)	(190,025)	93,144	(71,945)	262,172

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash provided by operating activities	$678,033	$699,400	$529,207	$387,659	$228,232
Additions to property and equipment	(316,436)	(327,647)	(286,697)	(227,227)	(209,523)
Free Cash Flow	$361,597	$371,753	$242,510	$160,432	$18,709
________________________________

(1)
Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interest held in (i) Sabre Travel Network Middle East of 40% for all periods presented, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40% beginning in April 2014, (iii) Abacus International Lanka Pte Ltd of 40% beginning in July 2015, and (iv) Sabre Bulgaria of 40% beginning in November 2017.

(2)
Impairment and related charges represents an $81 million charge in 2017 associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Factors Affecting our Results” for additional information.

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

(5)
In 2017, Other, net includes a benefit of $60 million due to a reduction to our liability under the Tax Receivable Agreement ("TRA") primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate (see Note 7. Income Taxes, to our consolidated financial statements), offset by a loss of $15 million related to debt modification costs associated with a debt refinancing. In 2016, we recognized a gain of $15 million from the sale of our available-for-sale marketable securities, and $6 million gain associated with the receipt of an earn-out payment related to the sale of a business in 2013. In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In 2014, Other, net primarily includes a charge of $66 million as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.

(6)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million and $20 million in charges associated with announced actions to reduce our workforce in 2017 and 2016, respectively. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, and reduced that estimate by $4 million in 2016, as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions. As of December 31, 2017, our actions under this plan have been substantially completed and payments under the plan have been made.

(7)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation.

(8)
Litigation (reimbursements) costs, net represent charges and legal fee reimbursements associated with antitrust litigation. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. In 2016, we recorded an accrual of $32 million representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Item 3, "Legal Proceedings."

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

(10)
In 2017, the tax impact on net income adjustments includes a provisional impact of $47 million recognized in the fourth quarter of 2017 as a result of the enactment of the TCJA in December 2017. See Note 7. Income Taxes, to our consolidated financial statements. In 2014, the tax impact on net income adjustments includes a $66 million benefit recognized in the fourth quarter of 2014 from the reduction in a valuation allowance maintained against our deferred tax assets.

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

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income from continuing operations ("Adjusted Net Income"), Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment and related charges, amortization of upfront incentive consideration, the cost of revenue portion of depreciation and amortization, restructuring and other costs, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation (reimbursements) costs and stock-based compensation.
We define Adjusted Net Income as net income (loss) attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, management fees, and tax impact of net income adjustments.
We define Adjusted EBITDA as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and the remaining provision for income taxes. This Adjusted EBITDA metric differs from the Pre-VCP Adjusted EBITDA and Adjusted EBITDA metrics referenced in the section entitled “Compensation Discussion and Analysis” in our 2017 Proxy Statement, which are calculated for the purposes of our annual incentive compensation program and performance-based awards, respectively.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs.
We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment.
We define Adjusted Net Income from continuing operations per share as Adjusted Net Income divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. Adjusted Capital Expenditures include cash flows used in investing activities, for property and equipment, and cash flows used in operating activities, for capitalized implementation costs. Our management uses this combined metric in making product investment decisions and determining development resource requirements. We also believe that Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA and Adjusted Capital Expenditures assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	Adjusted Operating Income (Loss), Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•
Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and

•
other companies, including companies in our industry, may calculate Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA, Adjusted Capital Expenditures or Free Cash Flow differently, which reduces their usefulness as comparative measures.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
Overview
We connect people and places with technology that reimagines the business of travel. We operate through two business segments: (i) Travel Network, our global business-to-business travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of leading software solutions primarily for airlines and hoteliers. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analytics.
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

Recent Developments Affecting our Results of Operations
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We recorded a provisional amount for our one-time transition tax liability resulting in an increase in income tax expense of $48 million in 2017 for previously untaxed earnings and profits of our foreign subsidiaries. Additionally, Other, net for the year ended December 31, 2017 includes a benefit of $58 million associated with a reduction to our TRA liability, due to a provisional adjustment resulting from the reduced U.S. corporate income tax rate. The effects of the TCJA are being evaluated with certain provisions having a positive impact (for example, the reduction in the federal corporate income tax rate), with other provisions potentially having a negative impact (including the limitation on interest deductibility, expanded limitations on executive compensation deduction, and base erosion provisions) on our taxes. Notwithstanding the reduction in the federal corporate income tax rate, the future impact of the TCJA, including on our global operations, is not yet certain.
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
Increasing technology infrastructure costs
We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, comply with data privacy regulations, and accelerate our shift to open source and cloud-based solutions. We expect that the costs associated with these investments will result in an increase in our product and technology operating expenses. We believe that continued investment in our technology will help to provide us the necessary framework and infrastructure for a secure and stable architecture for our customers and will help to improve sales of our software solutions. See "Liquidity and Capital Resources—Capital Expenditures and Implementation Costs."
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Initially, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems. The shift from a model with initial license fees to one with recurring monthly fees associated with our SaaS and hosted solutions, has resulted in an ongoing revenue stream based on the number of passengers boarded. However, under the SaaS and hosted solutions revenue model, revenue recognition may be delayed due to longer implementation schedules for larger suppliers. For example, in the last part of 2016, implementation schedules for several airlines were delayed to future years. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.
Recent insolvencies of certain Airline Solutions customers
In May 2017, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to their contract, we evaluated the recoverability of net capitalized contract costs related to Air Berlin Plc & Co Luftverkehrs KG ("Air Berlin") and impacts from associated future contractual obligations and recorded a charge of $81 million during the year ended December 31, 2017. In August 2017, Air Berlin filed for bankruptcy and ceased operations in the fourth quarter of 2017. The impairment charge did not impact our cash flows from operations. This impairment charge resulted in a material impact on our financial results, and related matters may adversely impact our future results of operations and cash flows. See Note 15. Commitments and Contingencies—Other, to our consolidated financial statements for additional information.
In addition, future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and lower growth in Passengers Boarded due to delayed or uncertain implementations and the insolvency of an airline carrier, Alitalia Compagnia Aerea Italiana S.p.A. operating as Alitalia (“Alitalia”), that implemented our services in the fourth quarter of 2016. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
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
Geographic mix of Travel Network
There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMC and OTA customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will maintain share in North America and grow share in Europe, APAC and Latin America. For the year ended December 31, 2017, we derived approximately 53% of our Direct Billable Bookings from North America, 19% from APAC, 18% from EMEA and 10% from Latin America. For the year ended December 31, 2016, we derived approximately 54% of our Direct Billable Bookings from North America, 19% from APAC, 17% from EMEA and 10% from Latin America. During 2017, we established a regional operation company structure to better align geographic revenue generation, supplier relationships, and intellectual property with our global footprint, which is expected have a favorable impact on our consolidated results of operations over time.
Travel buyers can shift their bookings to or from our Travel Network business
Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, certain travel agencies have adopted a dual GDS provider strategy and shifted a sizeable portion of its business from our GDS to a competitor GDS, while other agencies have shifted a larger portion their business to our GDS partially offsetting the declines.
Increasing importance of LCC/hybrids in Travel Network
Hybrid and LCCs have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired.
Increasing travel agency incentive consideration
Travel agency incentive consideration is a large portion of Travel Network expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract. Although this consideration grew in the double digits on a per booking basis in 2017 due to regional mix and new customer conversions, it has been relatively stable as a percentage of Travel Network revenue over the last five years, partially due to our focus on managing incentive consideration. The incentive rate increases may continue to impact margins, which we expect to be partially offset by increased Travel Network revenue. To address the trend towards increasing incentive consideration, we are seeking to offer added products and content, such as Sabre Red Workspace, a SaaS product available to our travel buyers that provides an easy to use interface along with many travel agency workflow and productivity tools.

Continued focus by travel suppliers on cost cutting and exerting influence over distribution
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. Airline consolidations, pricing pressure during contract renegotiations and the use of direct distribution may continue to subject our business to challenges. The shift from indirect distribution channels, such as our GDS, to direct distribution channels, may result from increased content availability on supplier operated websites or from increased participation of meta search engines, such as Kayak and Google, which direct consumers to supplier operated websites. This trend may adversely affect our Travel Network contract renegotiations with suppliers that use alternative distribution channels. For example, airlines may withhold part of their content for distribution exclusively through their own direct distribution channels or offer more attractive terms for content available through those direct channels. However, since 2010, we believe the rate at which bookings are shifting from indirect to direct distribution channels has slowed for a number of reasons, including the increased participation of LCC/hybrids in indirect channels. Over the last several years, notable carriers that previously only distributed directly, including JetBlue, Norwegian and Interjet, have adopted our GDS. Other carriers such as EVA Airways and Virgin Australia have further increased their participation in a GDS.
These trends have impacted the revenue of Travel Network, which recognizes revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and direct distribution has also presented opportunities for Airline and Hospitality Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
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
Corporate cost of revenue includes expenses associated with our technology organization that provides development and support activities to our segments. The costs associated with our technology organization that do not get allocated to the segments based on the segments’ usage of resources primarily include shared technology infrastructure and labor costs. Corporate cost of revenue also includes stock-based compensation expense, professional service fees and other items that are not directly identifiable with our segments. Over time, we expect a substantial increase in stock-based compensation expense, as we have moved to granting broad-based equity awards annually, rather than biennially, which began in March 2016 primarily in the form of restricted stock units.  These awards generally vest over a four-year period, with 25% vesting annually.  Stock compensation expense is based on the number of restricted stock units granted and the stock price on the date of grant, which is amortized over the four-year vesting period.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, including stock-based compensation, for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional service fees, certain settlement charges or reimbursements, and costs to defend legal disputes, bad debt expense, depreciation and amortization and other overhead costs. Over time, we expect a substantial increase in stock-based compensation expense as described above.
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline and Hospitality Solutions pays fees to Travel Network for airline trips and hotel stays booked through our GDS.
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our joint venture partners in cases where we are paid directly by the travel supplier. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and Hosted revenue from recurring usage-based fees. The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Travel Network
Direct Billable Bookings - Air	462,381	445,050	384,309	3.9%	15.8%
Direct Billable Bookings - LGS	62,443	60,421	58,414	3.3%	3.4%
Total Direct Billable Bookings	524,824	505,471	442,723	3.8%	14.2%
Airline Solutions Passengers Boarded	772,149	789,260	584,876	(2.2)%	34.9%
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$3,598,484	$3,373,387	$2,960,896
Cost of revenue	2,513,857	2,287,662	1,944,050
Selling, general and administrative	510,075	626,153	557,077
Impairment and related charges	81,112	—	—
Operating income	493,440	459,572	459,769
Interest expense, net	(153,925)	(158,251)	(173,298)
Loss on extinguishment of debt	(1,012)	(3,683)	(38,783)
Joint venture equity income	2,580	2,780	14,842
Other income, net	36,530	27,617	91,377
Income from continuing operations before income taxes	377,613	328,035	353,907
Provision for income taxes	128,037	86,645	119,352
Income from continuing operations	$249,576	$241,390	$234,555

Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$2,550,470	$2,374,849	$175,621	7%
Airline and Hospitality Solutions	1,074,360	1,019,306	55,054	5%
Total segment revenue	3,624,830	3,394,155	230,675	7%
Eliminations	(26,346)	(20,768)	(5,578)	27%
Total revenue	$3,598,484	$3,373,387	$225,097	7%
Travel Network—Revenue increased $176 million, or 7%, for the year ended December 31, 2017 compared to the prior year. The increase in revenue primarily resulted from a $178 million increase in transaction-based revenue to $2,377 million, mainly due to an increase in Direct Billable Bookings of 4% to 525 million and growth in the average booking fee rate in the year ended December 31, 2017.
Airline and Hospitality Solutions—Revenue increased $55 million, or 5%, for the year ended December 31, 2017 compared to the prior year. The increase in revenue primarily resulted from:

•
a $13 million increase in Airline Solutions’ SabreSonic revenue for the year ended December 31, 2017 compared to the prior year, driven by passengers boarded growth of 6% on a consistent carrier basis and the cut-over of Alitalia to SabreSonic CSS in the fourth quarter of 2016. Total passengers boarded decreased by 2% to 772 million for the year ended December 31, 2017, driven primarily by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system in the second quarter of 2017, which was at a lower than average passengers boarded rate;

•	a $14 million increase in Airline Solutions’ commercial and operations solutions revenue driven by growth in multiple products across our portfolio;

•
a $34 million increase in Hospitality Solutions revenue to $258 million for the year ended December 31, 2017 compared to the prior year, primarily driven by an increase in CRS transaction revenue from new and existing customers; and

•	a $6 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Cost of Revenue

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$1,423,242	$1,279,231	$144,011	11%
Airline and Hospitality Solutions	582,022	576,786	5,236	1%
Eliminations	(26,346)	(20,371)	(5,975)	29%
Total segment cost of revenue	1,978,918	1,835,646	143,272	8%
Corporate	149,716	108,939	40,777	37%
Depreciation and amortization	317,812	287,353	30,459	11%
Amortization of upfront incentive consideration	67,411	55,724	11,687	21%
Total cost of revenue	$2,513,857	$2,287,662	$226,195	10%
Travel Network—Cost of revenue increased $144 million, or 11%, for the year ended December 31, 2017 compared to the prior year, primarily as a result of an increase in incentive consideration of 4% due to growth in booking volumes driven by organic growth and new customer conversions, and a higher incentive rate per booking in all regions, partially offset by a decrease in the APAC region due to the renegotiation of an out of market agreement with a travel agency. See Note 2. Acquisitions, to our consolidated financial statements for additional information.
Airline and Hospitality Solutions—Cost of revenue increased $5 million, or 1%, for the year ended December 31, 2017 compared to the prior year, primarily due to an increase in transaction related costs to support the growth in the Hospitality Solutions business, which was partially offset by a reduction in headcount expenses.

Corporate—Cost of revenue associated with corporate costs increased $41 million, or 37%, for the year ended December 31, 2017 compared to the prior year, primarily due to higher shared technology infrastructure and labor costs.
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $30 million, or 11%, for the year ended December 31, 2017 compared to the prior year primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $12 million, or 21%, for the year ended December 31, 2017 compared to the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$510,075	$626,153	$(116,078)	(19)%
Selling, general and administrative expenses (“SG&A”) decreased by $116 million, or 19%, for the year ended December 31, 2017 compared to the prior year due to a decrease in amortization expense of $45 million due to the completion in the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007 and a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in 2017 with our insurance carriers with respect to the American Airlines litigation. Litigation costs also declined in 2017 compared to 2016 due to the accrual of $32 million in 2016 for the US Airways litigation, which represents the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs (see Note 15. Commitments and Contingencies, to our consolidated financial statements), offset by $6 million of insurance reimbursements.
Impairment and related charges

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Impairment and related charges	$81,112	$—	$81,112	100%

During the year ended December 31, 2017, we recorded an impairment charge of $81 million associated with net capitalized contract costs related to an Airline Solutions' customer, Air Berlin, based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information.
Other income, net

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Other income, net	$(36,530)	$(27,617)	$(8,913)	(32)%
Other income, net increased $9 million, or 32%, for the year ended December 31, 2017 compared to the prior year. In 2017, we recognized a benefit of $60 million associated with a reduction to our TRA liability, primarily due to a provisional adjustment resulting from the enactment of TCJA, which reduced the U.S. corporate income tax rate. See Note 7. Income Taxes, to our consolidated financial statements. This increase was offset by a $15 million loss related to debt modification costs associated with our debt refinancing in the first and third quarter of 2017 and realized and unrealized foreign currency exchange losses for the year ended December 31, 2017. In 2016, we recognized a gain from sale of available-for-sale securities of $15 million, receipt of an earn-out payment of $6 million associated with the sale of a business in 2013, and realized and unrealized foreign currency exchange gains.

Provision for Income Taxes

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Provision for income taxes	$128,037	$86,645	$41,392	48%

Our effective tax rates for the years ended December 31, 2017 and 2016 were 33.9% and 26.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2017 as compared to the prior year is primarily due to the net tax effect of the enactment of the TCJA, and a reduction in excess tax benefits associated with employee equity-based awards, partially offset by the tax on the gain from the 2016 sale of available-for-sale securities. See Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements for additional information.
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
Selling, general and administrative expenses (“SG&A”) increased by $69 million, or 12%, for the year ended December 31, 2016 compared to the prior year. This increase is primarily due to a $40 million increase in headcount-related expenses driven by the acquisitions of Abacus and the Trust Group, an increase in stock-based compensation of $11 million, and other headcount-related costs, including a $8 million charge to implement a plan to restructure a portion of our global workforce in support of funding our efforts to modernize our technology infrastructure, as well as to align and improve our operational efficiency to reflect expected changes by customers on implementation schedules for certain of Airline Solutions products. Depreciation and amortization expenses increased $18 million due to the amortization of intangible assets obtained in the acquisition of Abacus in 2015, and the Trust Group and Airpas Aviation acquisitions earlier this year. Litigation costs increased primarily due to the accrual of $32 million for the US Airways litigation, which represents the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs (See Note 15. Commitments and Contingencies), offset by $6 million of insurance reimbursements. Additionally, acquisition-related costs decreased by $14 million due to the acquisition of Abacus in 2015.
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

Other Income, Net

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Other income, net	$(27,617)	$(91,377)	$63,760	(70)%
Other income, net decreased $64 million, or 70%, for the year ended December 31, 2016 compared to the prior year, primarily due to the acquisition of Abacus. We recognized a gain from sale of available-for-sale securities of $15 million, receipt of an earn-out payment of $6 million associated with the sale of a business in 2013, and realized and unrealized foreign currency exchange gains for the year ended December 31, 2016. In 2015, we recognized a gain of $78 million as a result of the remeasurement of our previously-held 35% equity interest in SAPPL to its fair value as of the acquisition date. In addition, we recognized a gain of $12 million during the year ended December 31, 2015 associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services.
Provision for income taxes

	Year Ended December 31,
	2016	2015	Change
	(Amounts in thousands)
Provision for income taxes	$86,645	$119,352	$(32,707)	(27)%
Our effective tax rates for the years ended December 31, 2016 and 2015 were 26.4% and 33.7%, respectively. The decrease in the effective tax rate for the year ended December 31, 2016 as compared to the prior year is primarily due to the recognition of excess tax benefits on employee equity-based awards not previously recognized, due to the adoption of the new accounting standard, ASU 2016-09, offset by tax on the gain from sale of available-for-sale securities. See Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements for additional information.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2017 and 2016, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2017	2016
Cash and cash equivalents	$361,381	$364,114
Available balance under the Revolver	378,542	365,006
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	21,458	34,994
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2017 and 2016.
As a result of the enactment of the TCJA, we recorded a provisional one-time transition tax of $48 million on the undistributed earnings of our foreign subsidiaries, and we do not consider these undistributed earnings to be indefinitely reinvested as of December 31, 2017. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2017, and therefore we have not recorded deferred tax related to those undistributed capital investments. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, and service our debt and other long-term liabilities. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to the multi-year $500 million Share Repurchase Program) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We are reviewing opportunities to reprice the Term Loan A, Term Loan B, and Revolver, depending on market conditions. We funded TRA payments of $101 million, including interest, due in January of 2017 with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.

Dividends
During the year ended December 31, 2017, we paid quarterly cash dividends on our common stock totaling $155 million and expect to continue to pay quarterly cash dividends thereafter. Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2018 to stockholders of record as of March 21, 2018. We funded the 2017 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designations
In August 2017, Sabre GLBL conducted the 2017 Refinancing to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A and the 2016 Revolver (as defined in "—Senior Secured Credit Facilities"), resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the Term Loan A and Revolver (as defined in "—Senior Secured Credit Facilities"). We incurred no additional indebtedness as a result of the 2017 Refinancing.
In February 2017, pursuant to the 2017 Term Facility Amendment (as defined in "—Senior Secured Credit Facilities"), we replaced $1,753 million of outstanding debt principal as of December 31, 2016, with $1,900 million of new debt principal maturing in February 2024. The proceeds of the new debt issuance were used to pay off certain existing classes of outstanding term loan facilities (other than the 2016 Term Loan A), pay associated financing fees, repay the outstanding mortgage on our corporate headquarters and for other general corporate purposes. See "—Senior Secured Credit Facilities."
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
In connection with the 2017 Term Facility Amendment, we discontinued hedge accounting on existing swaps and applied hedge accounting to new swaps entered into as a hedge of the variability of cash flows on the newly issued debt. In order to manage our exposure to earnings volatility from the interest rate swaps for which we discontinued hedge accounting, we entered into additional offsetting pay-variable, receive-fixed swaps to which we also do not apply hedge accounting. See Note 9. Derivatives, to our consolidated financial statements.
Political and Economic Environment in Venezuela
Venezuela has imposed currency controls, including volume restrictions on the conversion of bolivars to U.S. dollars, which impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us. Consequently, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we have recorded specific reserves against all outstanding balances due to us and are deferring the recognition of any future revenues effective January 1, 2014 until cash is collected in accordance with our policies. Accordingly, our accounts receivable are subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. Certain airlines have scaled back operations in response to the reduced demand for travel in conjunction with the political and economic uncertainty as well as the currency controls which has impacted our airline customers in Venezuela. During the year ended December 31, 2017, we collected $2 million from customers in Venezuela, all of which was outstanding as of December 31, 2016. Accounts receivable outstanding from customers in Venezuela totaled $25 million as of December 31, 2017. In 2017 and early 2018, we discontinued services to certain carriers in Venezuela with outstanding receivable balances of $17 million as of December 31, 2017. We do not believe that these amounts are collectible, and these amounts are fully reserved.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. For the year ended December 31, 2017, we repurchased 5,779,769 shares totaling $109 million pursuant to the Share Repurchase Program. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Capital Expenditures
Capitalized costs associated with software developed for internal use represent a significant portion of our capital expenditures and we expect such costs to increase as we continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, and comply with data privacy regulations. During the year ended December 31, 2017, we incurred $316 million of capital expenditures, which includes $251 million related to software developed for internal use. In 2018, we expect capital expenditures to range from approximately $305 million to $325 million.
Senior Secured Credit Facilities
In February 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “2013 Term Loan B”) and $425 million (the “2013 Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “2013 Revolver”). In September 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “2013 Incremental Term Loan Facility”).
In July 2016, Sabre GLBL entered into a series of amendments (the “Credit Agreement Amendments”) to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “2016 Term Loan A”) and to replace the 2013 Revolver with a new revolving credit facility totaling $400 million (the “2016 Revolver”). The proceeds of $597 million, net of $3 million discount, from the 2016 Term Loan A were used to repay $350 million of outstanding principal on our 2013 Term Loan B and 2013 Incremental Term Loan Facility, on a pro rata basis, repay the $120 million then-outstanding balance on the 2016 Revolver, and pay $11 million in associated financing fees. We recognized a $4 million loss on extinguishment of debt during the year ended December 31, 2016 in connection with these transactions.
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the year ended December 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million. See Note 9. Derivatives, to our consolidated financial statements for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver (the “2017 Refinancing”). We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included a $400 million revolving credit facility ("Revolver") that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“Term Loan B”) and $570 million Term Loan A facility (“Term Loan A”) to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The applicable interest rate margins opened at 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans until November 2, 2017.
We had no balance outstanding under the Revolver as of December 31, 2017 and as of December 31, 2016. We had outstanding letters of credit totaling $21 million and $35 million as of December 31, 2017 and December 31, 2016, respectively, which reduced our overall credit capacity under the Revolver.

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
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2017, we were not required to make an excess cash flow payment in 2018. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 7. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 7. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $170 million, excluding interest. This amount is included in other noncurrent liabilities in our consolidated balance sheet as of December 31, 2017 and is expected to be paid over the next three years. In the fourth quarter of 2017, we recorded a reduction of $60 million in the TRA liability primarily due to a provisional adjustment resulting from the enactment of the TCJA, which reduced the U.S. corporate income tax rate. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. No material payments occurred in 2016 and we made payments of $60 million and $101 million, including interest, in January 2018 and 2017, respectively. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards ("NOLs") to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 7. Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.
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
The TRA contains a Change of Control definition that includes, among other things, a change of a majority of the board of directors without approval of a majority of the then existing Board members (the “Continuing Directors Provision”). Recent Delaware case law has stressed that such Continuing Directors Provisions could have a potential adverse impact on stockholders’ right to elect a company’s directors. In this regard, decisions of the Delaware Chancery Court (not involving us or our securities) have considered change of control provisions and noted that a board of directors may “approve” a dissident stockholders’ nominees solely to avoid triggering the change of control provisions, without supporting their election, if the board determines in good faith that the election of the dissident nominees would not be materially adverse to the interests of the corporation or its stockholders. Further, according to these decisions, the directors’duty of loyalty to stockholders under Delaware law may, in certain circumstances, require them to give such approval.

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
Cash Flows
Operating Activities
Cash provided by operating activities for the year ended December 31, 2017 was $678 million and consisted of net income from continuing operations of $250 million, adjustments for non-cash and other items of $626 million and a decrease in cash from changes in operating assets and liabilities of $198 million. The adjustments for non-cash and other items consist primarily of $401 million of depreciation and amortization, $81 million of impairment and related charges, $67 million in amortization of upfront incentive consideration, $45 million of stock-based compensation expense, $49 million of deferred income taxes and $15 million of debt modification costs, partially offset by $60 million reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate in December 2017. The decrease in cash from changes in operating assets and liabilities of $198 million was primarily the result of a $109 million increase in accounts receivable partially due to a $29 million receivable related to an insurance settlement, $94 million used for upfront incentive consideration, $61 million used for capitalized implementation costs, and a $21 million increase in other assets. These were partially offset by an increase of $67 million in accounts payable and accrued subscriber incentives, an increase of $14 million in deferred revenue primarily due to upfront solution fees and an increase of $6 million in accrued compensation and related benefits.
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
Investing Activities
For the year ended December 31, 2017, we used cash of $316 million on capital expenditures, which includes $251 million related to software developed for internal use.
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
Financing Activities
For the year ended December 31, 2017, we used $357 million for financing activities. Significant highlights of our financing activities included:

•
receipt of proceeds totaling $1,898 million (net of $2 million discount) in February 2017 from the 2017 Term Loan B, which were used to pay off approximately $1,753 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A) and $12 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	payments totaling $48 million on the principal outstanding on our term loans;

•	pursuant to the 2017 Refinancing in August 2017, payment of $7 million in debt modification costs;

•	first annual payment in January 2017 on the TRA liability for $99 million, excluding interest;

•	payment of $155 million in dividends on our common stock; and

•
receipt of net proceeds totaling $13 million from the settlement of employee stock-option awards and payment of $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards; and

•	repurchase of 5,779,769 shares of our common stock outstanding totaling $109 million.
For the year ended December 31, 2016, we used $190 million for financing activities. Significant highlights of our financing activities included:

•
receipt of proceeds totaling $597 million (net of $3 million discount) from the 2016 Term Loan A and used a portion of the proceeds to repay $350 million of outstanding principal on our 2013 Term Loan B and 2013 Incremental Term Loan Facility;

•
payment of the remaining principal of $165 million on our senior secured notes due 2016, which matured in March 2016, paid down $26 million of the term loan outstanding as part of quarterly principal repayments;

•	draws on our 2013 Revolver totaling $458 million and payments totaling $458 million resulting in no outstanding balance as of December 31, 2016;

•	payment of $13 million for capital leases;

•	payment of $144 million in dividends on our common stock;

•	receipt of net proceeds of $27 million from the settlement of employee stock-option awards; and

•	repurchase of 3,980,672 shares of our common stock outstanding totaling $100 million.
For the year ended December 31, 2015, cash provided from financing activities totaled $93 million. Significant highlights of our financing activities included:

•
in April 2015, issuance of $530 million of our 5.375% senior secured notes due in 2023 and use of the net proceeds of $522 million to redeem all of the $480 million principal of our senior secured notes due 2019, pay a $31 million redemption premium and $2 million make-whole premium;

•
in November 2015, issuance of $500 million of 5.25% senior secured notes due 2023 and use of the net proceeds of $494 million to repay $235 million of the $400 million senior secured notes due 2016, pay a $5 million make-whole premium and repurchase 3,400,000 shares of our common stock totaling $99 million;

•	payment of $21 million of the term loan outstanding as part of quarterly principal repayments;

•	payment of $99 million in dividends on our common stock; and

•	receipt of net proceeds of $47 million from the settlement of stock-based awards.
Discontinued Travelocity Business
Cash flows (used in) provided by discontinued operating activities was $(5) million, $(19) million, and less than $1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cash flows used by discontinuing operations for the year ended December 31, 2017 primarily resulted from expenses associated with legal contingencies related to hotel occupancy taxes. See Note 15. Commitments and Contingencies, to our consolidated financial statements for additional information. The increase in cash flows used by discontinued operating activities for the year ended December 31, 2016 compared to 2015 is primarily due to a tax benefit associated with the resolution of uncertain tax positions. The cash flows provided by discontinued operating activities in the year ended December 31, 2015 was primarily due to a $30 million refund received from the State of Hawaii associated with a favorable ruling in hotel occupancy tax litigation, offset by cash used to wind down the discontinued business.

Cash flows provided by discontinued investing activities for the year ended December 31, 2015 totaled $279 million which consisted of $280 million in proceeds from the sale of Travelocity.com, partially offset by $1 million in capital expenditures associated with lastminute.com prior to its sale.
As a result of our completed divestiture of the Travelocity segment, we do not expect our discontinued operations to have material ongoing liquidity requirements. See Note 15. Commitments and Contingencies, to our consolidated financial statements, regarding litigation and other contingencies associated with our discontinued Travelocity segment.
Contractual Obligations
As of December 31, 2017, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Total debt(1)	$211,768	$214,957	$224,622	$216,701	$520,764	$2,935,831	$4,324,643
Operating lease obligations(2)	24,467	20,872	17,733	14,189	11,156	29,884	118,301
IT outsourcing agreement(3)	173,561	144,108	136,117	122,365	105,034	105,034	786,219
Purchase orders(4)	275,860	6,413	5,006	402	287	—	287,968
Transition tax(5)	3,841	3,841	3,841	3,841	3,841	28,807	48,012
Letters of credit(6)	19,220	2,083	155	—	—	—	21,458
Unrecognized tax benefits(7)	—	—	—	—	—	—	92,508
Tax Receivable Agreement(8)	59,844	—	—	—	—	—	234,059
Total contractual cash obligations(9)	$768,561	$392,274	$387,474	$357,498	$641,082	$3,099,556	$5,913,168
_______________________

(1)
Includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2023 and capital lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 8. Debt, to our consolidated financial statements.

(2)
We lease approximately 1.5 million square feet of office space in 117 locations in 54 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 50 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt.

(3)
Represents minimum amounts due to DXC under the terms of an outsourcing agreement through which DXC manages a significant portion of our information technology systems. Actual payments may vary significantly from the minimum amounts presented.

(4)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2017. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
Represents the provisional amount payable on foreign earnings subject to U.S. income tax pursuant to the TCJA enacted on December 22, 2017 (see Note 7. Income Taxes, to our consolidated financial statements). Amounts per year are estimates as the Internal Revenue Service has not issued guidance on the timing of payments.

(6)
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any stand‑by letters of credit during the years ended December 31, 2017, 2016 and 2015.

(7)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(8)
We paid $60 million, including interest, under our TRA in January 2018. See Note 7. Income Taxes, to our consolidated financial statements and “—Tax Receivable Agreement.” The exact timing of future payments under the TRA is uncertain and dependent on the timing of the realization of taxable income.

(9)	Excludes pension obligations, see Note 14. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2017, 2016 and 2015.

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
In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. In 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. We have adopted this new standard as of January 1, 2018 using the modified retrospective transition method which will result in a cumulative adjustment as of the date of the adoption. We have substantially completed our evaluation of the guidance and determined the key areas of impact on our financial results and are currently in the process of quantifying the impacts. Our quantification of the impacts is ongoing and will not be finalized until the period of adoption. To date, our assessments have identified the following anticipated impacts:
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

–
In the year of adoption, as a result of the new revenue recognition standard, the changes detailed above will result in a significant beginning balance sheet adjustment and we preliminarily estimate our consolidated revenue could be reduced by approximately $40 million to $50 million.

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

We anticipate that the impacts described above will result in a net reduction to our opening retained deficit as of January 1, 2018 of approximately $100 million to $130 million with a corresponding increase in current and long-term unbilled receivables, contract assets and other assets. Implications to tax related accounts are not included in these estimated amounts.
Our assessment of each of the foregoing is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from the estimated ranges described above.
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
We have included below a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. We have discussed the development, selection and disclosure of these accounting policies with our Audit Committee. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions. For further information about our significant accounting policies, see Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements.
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
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, contingent consideration, where applicable, and previously-held investment interests. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
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

Goodwill and Long-Lived Assets
We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Goodwill was assigned to each reporting unit based on that reporting unit’s percentage of enterprise value as of the date of the acquisition of Sabre Corporation by TPG and Silver Lake plus goodwill associated with acquisitions since that time. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions.
The fair values used in our evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions, including assumptions related to market participants, the principal markets and highest and best use of the reporting units. We did not record any goodwill impairment charges for the years ended December 31, 2017 and 2016. Goodwill related to our reporting units totaled $2.6 billion as of December 31, 2017. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. A change of 10% in the future cash flow projections, risk-adjusted discount rates, and rates of growth used in our fair value calculations would not result in impairment of the remaining goodwill for any of our reporting units.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2017, 2016 and 2015.
The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 10. Fair Value Measurements, to our consolidated financial statements.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. During the year ended December 31, 2017, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with a customer in our Airline Solutions business, we assessed recoverability of all balances with the customer which resulted in an impairment charge totaling $81 million, which included related capitalized implementation costs. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information.

Deferred Advances to Customers and Customer Discounts
Deferred advances to customers and customer discounts are amortized in future periods as the related revenue is earned. The assets are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. As noted above, we assessed recoverability of all balances with an Airline Solutions customer during the year ended December 31, 2017, resulting in an impairment charge totaling $81 million, which included related deferred customer advances and discounts. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com and other non-US subsidiaries of $55 million and $72 million as of December 31, 2017 and 2016, respectively. Also it is more likely than not that the benefit from certain U.S. state deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on these U.S. state deferred tax assets of $4 million and $3 million as of December 31, 2017 and 2016, respectively. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
As of December 31, 2017, we had approximately $548 million of NOLs for U.S. federal income tax purposes. As a result of an ownership change during 2007 and 2015 (as defined in Section 382 of the Code which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. Approximately $487 million of these NOLs are tax benefits subject to the TRA, which provides for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries are deemed to realize as a result of the utilization of tax benefits.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2017 and 2016, we had a liability, including interest and penalty, of $97 million and $71 million, respectively, for unrecognized tax benefits, of which $93 million and $71 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
Loss Contingencies
While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. Changes in these factors could materially impact our results of operations.

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
Interest Rate Risk
As of December 31, 2017, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on our Revolver. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2017, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
In the fourth quarter of 2014, we entered into interest rate swaps that effectively converted $750 million of floating interest rate senior secured debt into a fixed rate obligation for 2016, 2017 and 2018. As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017 and entered into offsetting interest rate swaps that are not designated as hedging instruments. Additionally, in connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 through December 31, 2019 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B for the full year 2020. The terms of the outstanding and matured interest rate swaps relevant to the years ended December 31, 2017 to December 31, 2020 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019
$750 million	1 month LIBOR(2)	1.86%	December 31, 2019	December 31, 2020

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 0% floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a liability of $3 million and $16 million at December 31, 2017 and 2016, respectively.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. During the year ended December 31, 2016, foreign currency operations included $211 million of revenue and $666 million of operating expenses, representing approximately 6% and 23% of our total revenue and operating expenses, respectively.

The principal foreign currencies involved include the Euro, the Singapore Dollar, the British Pound Sterling, the Polish Zloty, the Indian Rupee and the Australian Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 8% and 7% of our operating expenses for each of the years ended December 31, 2017 and 2016, respectively. In recent years, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Euro, the British Pound Sterling, the Polish Zloty, the Indian Rupee, the Singapore Dollar and the Australian Dollar. Effective 2017, we also began hedging our foreign currency exposure in operating expenses denominated in Swedish Krona and Brazilian Real. In 2017, we hedged approximately 20% of our exposure in foreign currency operating expenses. In addition, approximately 42% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
The notional amounts of our forward contracts totaled $200 million at December 31, 2017. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts is $6 million included in prepaid expenses and other current assets and $7 million in other accrued liabilities as of December 31, 2017 and December 31, 2016, respectively, in our consolidated balance sheets.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Net translation gains (losses) recognized as other comprehensive income (loss) were $13 million, $(1) million and $(4) million for the years ended December 31, 2017, 2016 and 2015, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2017 and 2016, approximately $357 million, or 77%, and $274 million, or 74%, respectively, of our trade accounts receivable were attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses.
As of December 31, 2017, 2016 and 2015, approximately 81%, 69%, and 57%, respectively, of our air customers make payments through the ACH which accounts for approximately 95%, 95% and 89%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1993.

Dallas, Texas
February 16, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas
February 16, 2018

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$3,598,484	$3,373,387	$2,960,896
Cost of revenue	2,513,857	2,287,662	1,944,050
Selling, general and administrative	510,075	626,153	557,077
Impairment and related charges	81,112	—	—
Operating income	493,440	459,572	459,769
Other (expense) income:
Interest expense, net	(153,925)	(158,251)	(173,298)
Loss on extinguishment of debt	(1,012)	(3,683)	(38,783)
Joint venture equity income	2,580	2,780	14,842
Other, net	36,530	27,617	91,377
Total other expense, net	(115,827)	(131,537)	(105,862)
Income from continuing operations before income taxes	377,613	328,035	353,907
Provision for income taxes	128,037	86,645	119,352
Income from continuing operations	249,576	241,390	234,555
(Loss) income from discontinued operations, net of tax	(1,932)	5,549	314,408
Net income	247,644	246,939	548,963
Net income attributable to noncontrolling interests	5,113	4,377	3,481
Net income attributable to common stockholders	$242,531	$242,562	$545,482

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.88	$0.85	$0.85
(Loss) income from discontinued operations	(0.01)	0.02	1.15
Net income per common share	$0.87	$0.87	$2.00
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.88	$0.84	$0.83
(Loss) income from discontinued operations	(0.01)	0.02	1.12
Net income per common share	$0.87	$0.86	$1.95
Weighted-average common shares outstanding:
Basic	276,893	277,546	273,139
Diluted	278,320	282,752	280,067

Dividend per common share	$0.56	$0.52	$0.36
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$247,644	$246,939	$548,963
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	13,136	(1,265)	(4,382)
Reclassification adjustment for realized losses on foreign CTA, net of taxes of $0, $107 and $12,152	—	(198)	(18,558)
Net change in foreign CTA gains (losses), net of tax	13,136	(1,463)	(22,940)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of $386, $9,701 and $2,273	(852)	(17,223)	(4,060)
Amortization of prior service credits, net of taxes of $517, $518 and $516	(915)	(914)	(915)
Amortization of actuarial losses, net of taxes of $(2,336), $(2,123) and $(2,545)	4,181	3,748	4,500
Net change in retirement-related benefit plans, net of tax	2,414	(14,389)	(475)
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $(5,989), $2,214 and $5,753	16,068	4,307	(9,642)
Reclassification adjustment for realized gains (losses), net of taxes of $(1,005), $1,170 and $(3,312)	2,082	(13,422)	10,646
Net change in derivatives and available-for-sale securities, net of tax	18,150	(9,115)	1,004
Share of other comprehensive income (loss) of joint venture	615	(697)	(4,921)
Other comprehensive income (loss)	34,315	(25,664)	(27,332)
Comprehensive income	281,959	221,275	521,631
Less: Comprehensive income attributable to noncontrolling interests	(5,113)	(4,377)	(3,481)
Comprehensive income attributable to Sabre Corporation	$276,846	$216,898	$518,150
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$361,381	$364,114
Accounts receivable, net	490,558	400,667
Prepaid expenses and other current assets	108,753	88,600
Total current assets	960,692	853,381
Property and equipment, net	799,194	753,279
Investments in joint ventures	27,527	25,582
Goodwill	2,554,987	2,548,447
Acquired customer relationships, net	351,034	387,632
Other intangible assets, net	332,171	387,805
Deferred income taxes	31,817	95,285
Other assets, net	591,942	673,159
Total assets	$5,649,364	$5,724,570

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$162,755	$168,576
Accrued compensation and related benefits	112,343	102,037
Accrued subscriber incentives	271,200	216,011
Deferred revenues	110,532	187,108
Other accrued liabilities	198,353	222,879
Current portion of debt	57,138	169,246
Tax Receivable Agreement	59,826	100,501
Total current liabilities	972,147	1,166,358
Deferred income taxes	99,801	88,957
Other noncurrent liabilities	480,185	567,359
Long-term debt	3,398,731	3,276,281
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock: $0.01 par value; 450,000,000 authorized shares; 289,137,901 and 285,461,125 shares issued, 274,342,175 and 276,949,802 shares outstanding at December 31, 2017 and 2016, respectively	2,891	2,854
Additional paid-in capital	2,174,187	2,105,843
Treasury stock, at cost, 14,795,726 and 8,511,323 shares at December 31, 2017 and 2016 respectively	(341,846)	(221,746)
Retained deficit	(1,053,446)	(1,141,116)
Accumulated other comprehensive loss	(88,484)	(122,799)
Noncontrolling interest	5,198	2,579
Total stockholders’ equity	698,500	625,615
Total liabilities and stockholders’ equity	$5,649,364	$5,724,570
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$247,644	$246,939	$548,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	400,871	413,986	351,480
Impairment and related charges	81,112	—	—
Amortization of upfront incentive consideration	67,411	55,724	43,521
Tax Receivable Agreement	(59,603)	—	—
Deferred income taxes	48,760	48,454	97,225
Stock-based compensation expense	44,689	48,524	29,971
Debt modification costs	14,758	—	—
Allowance for doubtful accounts	9,459	10,567	8,558
Amortization of debt issuance costs	5,923	9,611	6,759
Joint venture equity income	(2,580)	(2,780)	(14,842)
Loss (income) from discontinued operations	1,932	(5,549)	(314,408)
Dividends received from joint venture investments	1,088	640	28,700
Loss on extinguishment of debt	1,012	3,683	38,783
Litigation-related credits	—	(25,527)	(60,998)
Gain on remeasurement of previously-held joint venture interest	—	—	(78,082)
Other	13,284	(5,426)	3,556
Changes in operating assets and liabilities:
Accounts and other receivables	(108,596)	(12,949)	10,662
Upfront incentive consideration	(94,296)	(70,702)	(63,510)
Capitalized implementation costs	(60,766)	(83,405)	(63,382)
Prepaid expenses and other current assets	109	(11,809)	(13,255)
Other assets	(21,111)	(2,799)	(66,873)
Accounts payable and other accrued liabilities	67,034	56,787	8,721
Deferred revenue including upfront solution fees	13,861	22,663	9,390
Accrued compensation and related benefits	6,038	2,768	18,268
Cash provided by operating activities	678,033	699,400	529,207
Investing Activities
Additions to property and equipment	(316,436)	(327,647)	(286,697)
Acquisitions, net of cash acquired	—	(164,120)	(442,344)
Proceeds from sale of marketable securities	—	45,959	—
Other investing activities	(1,089)	—	—
Cash used in investing activities	(317,525)	(445,808)	(729,041)
Financing Activities
Proceeds of borrowings from lenders	1,897,625	1,055,000	1,252,000
Payments on borrowings from lenders	(1,880,506)	(999,868)	(960,807)
Cash dividends paid to common stockholders	(154,861)	(144,355)	(98,596)
Repurchase of common stock	(109,100)	(100,000)	(98,770)
Payments on Tax Receivable Agreement	(99,241)	—	—
Debt prepayment fees and issuance costs	(19,052)	(11,377)	(52,674)
Net proceeds on the settlement of equity-based awards	12,647	27,344	47,414
Other financing activities	(4,292)	(16,769)	4,577
Cash (used in) provided by financing activities	(356,780)	(190,025)	93,144
Cash Flows from Discontinued Operations
Cash (used in) provided by operating activities	(4,848)	(19,478)	236
Cash provided by investing activities	—	—	278,834
Cash (used in) provided by discontinued operations	(4,848)	(19,478)	279,070
Effect of exchange rate changes on cash and cash equivalents	(1,613)	(1,107)	(6,927)
(Decrease) increase in cash and cash equivalents	(2,733)	42,982	165,453
Cash and cash equivalents at beginning of period	364,114	321,132	155,679
Cash and cash equivalents at end of period	$361,381	$364,114	$321,132
Cash payments for income taxes	$40,211	$39,032	$27,816
Cash payments for interest	$149,572	$151,495	$154,307
Capitalized interest	$11,142	$13,887	$11,981
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	268,237,547	$2,682	$1,931,796	437,386	$(5,297)	$(1,775,616)	$(69,803)	$621	$84,383
Comprehensive income	—	—	—	—	—	545,482	(27,332)	3,481	521,631
Common stock dividends	—	—	—	—	—	(98,596)	—	—	(98,596)
Repurchase of common stock	—	—	—	3,400,000	(98,770)	—	—	—	(98,770)
Settlement of stock-based awards	10,844,926	108	54,425	289,257	(6,481)	—	—	—	48,052
Stock-based compensation expense	—	—	30,104	—	—	—	—	—	30,104
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,664)	(2,664)
Balance at December 31, 2015	279,082,473	2,790	2,016,325	4,126,643	(110,548)	(1,328,730)	(97,135)	1,438	484,140
Comprehensive income	—	—	—	—	—	242,562	(25,664)	4,377	221,275
Common stock dividends	—	—	—	—	—	(144,307)	—	—	(144,307)
Repurchase of common stock	—	—	—	3,980,672	(100,000)	—	—	—	(100,000)
Settlement of stock-based awards	6,378,652	64	38,602	404,008	(11,198)	—	—	—	27,468
Stock-based compensation expense	—	—	48,524	—	—	—	—	—	48,524
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(3,236)	(3,236)
Adoption of New Accounting Standard	—	—	2,392	—	—	89,359	—	—	91,751
Balance at December 31, 2016	285,461,125	2,854	2,105,843	8,511,323	(221,746)	(1,141,116)	(122,799)	2,579	625,615
Comprehensive income	—	—	—	—	—	242,531	34,315	5,113	281,959
Common stock dividends	—	—	—	—	—	(154,861)	—	—	(154,861)
Repurchase of common stock	—	—	—	5,779,769	(109,100)	—	—	—	(109,100)
Settlement of stock-based awards	3,676,776	37	23,655	504,634	(11,000)	—	—	—	12,692
Stock-based compensation expense	—	—	44,689	—	—	—	—	—	44,689
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,494)	(2,494)
Balance at December 31, 2017	289,137,901	$2,891	$2,174,187	14,795,726	$(341,846)	$(1,053,446)	$(88,484)	$5,198	$698,500
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
We connect people and places with technology that reimagines the business of travel. We operate through two business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, and (ii) Airline and Hospitality Solutions, an extensive suite of travel industry leading software solutions primarily for airlines and hoteliers.
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
Transaction Revenue Model—This model accounts for substantially all of Travel Network’s revenues. We define a direct billable booking as any booking that generates a fee directly to Travel Network. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through the Sabre global distribution system (“GDS”) and transaction fees paid by travel agency subscribers related to their use of the Sabre GDS. Pursuant to this model, a transaction occurs when a travel agency or corporate travel department books, or reserves, a travel supplier’s product on the Sabre GDS. We receive revenue from a travel supplier, travel agency or corporate travel department depending upon the commercial arrangement represented in each of their contracts. Transaction revenue for airline travel reservations is recognized at the time of the booking of the reservation, net of estimated future cancellations. Our transaction fee cancellation reserve, calculated based on our historical experience, was $16 million and $14 million at December 31, 2017 and 2016, respectively. Transaction revenue for car rental, hotel bookings and other travel providers is recognized at the time the reservation is used by the customer. We evaluate whether it is appropriate to record the gross amount of our revenues and related costs by considering a number of factors, including, among other things, whether we are the primary obligor under the arrangement, change the product or perform part of the service and have latitude in establishing prices.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $18 million, $24 million and $19 million for the years ended December 31, 2017, 2016 and 2015, respectively. We did not have any advertising costs incurred by our discontinued Travelocity segment in 2017 and 2016 and these costs totaled $10 million for the year ended December 31, 2015, which are included in net (loss) income from discontinued operations.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.

Allowance for Doubtful Accounts and Concentration of Credit Risk
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $43 million and $37 million at December 31, 2017 and 2016, respectively.
Effective January 1, 2014, we have recorded specific reserves against all accounts receivable outstanding due to us from all airlines in Venezuela and are deferring the recognition of any future revenues until cash is collected. Accounts receivable outstanding from customers in Venezuela totaled $25 million and $19 million as of December 31, 2017 and 2016, which will be recognized as revenue when cash is received. In 2017 and early 2018, we discontinued services to certain carriers in Venezuela with outstanding receivable balances of $17 million as of December 31, 2017. We do not believe that these amounts are collectible, and these amounts are fully reserved. Effective January 1, 2018, the new revenue recognition standard described below will result in a change to the ongoing accounting treatment for customers accounted for on a cash basis. We do not anticipate this change will result in a material impact to our consolidated financial statements.
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2017 and 2016, approximately $357 million, or 77%, and $274 million, or 74%, respectively, of our trade accounts receivable were attributable to these customers, in each case excluding balances associated with our discontinued Travelocity segment. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”) and other similar clearing houses. As of December 31, 2017, approximately 81% of our air customers make payments through the ACH which accounts for approximately 95% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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

We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and web-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $256 million, $226 million and $214 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $203 million, $176 million and $170 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2017, 2016 and 2015.
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
We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2017 and 2016. See Note 5. Goodwill and Intangible Assets, for additional information.
Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2017, 2016 and 2015. See Note 5. Goodwill and Intangible Assets, for additional information.

Equity Method Investments
We utilize the equity method to account for our interests in joint ventures and investments in stock of other companies that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, now named Sabre Asia Pacific Pte Ltd (“SAPPL”), a former joint venture, which we previously accounted for under the equity method. In addition to the acquisition in SAPPL, we also own voting interests in various national marketing companies ranging from 20% to 49% , a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these investments in joint venture amounts to $24 million and $22 million as of December 31, 2017 and 2016.
Capitalized Implementation Costs
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 6. Balance Sheet Components, for amounts capitalized within other assets, net in our consolidated balance sheets. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $40 million, $37 million and $31 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, imposes a tax on global low-taxed intangible income (“GILTI”) in tax years beginning after December 31, 2017. GILTI provisions are applicable to certain profits of a controlled foreign corporation that exceed the U.S. stockholder's deemed “routine” investment return under the TCJA and results in income includable in the return of U.S. shareholders. We recognize liabilities, if any, related to this provision of the TCJA in the year in which the liability arises and not as a deferred tax liability.

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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on both the historical volatility of our stock price as well as implied volatilities from exchange traded options on our stock. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming annual dividends totaling $0.56 per share for awards granted in 2017.
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
Adoption of New Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance regarding changes to the terms or conditions of a share-based payment award which requires an entity to apply modification accounting under the current standard on stock compensation. Under this updated standard, a new fair value measurement is assessed on the modified award, with any incremental fair value of the new award recognized as additional compensation cost. The Accounting Standard Update ("ASU") is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard in the third quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard in the fourth quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
In the first quarter of 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was issued by the FASB under their initiative to reduce complexity in financial reporting. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits (or deficiencies) through earnings, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to the maximum statutory rate. In recent years, we have realized significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative effect adjustment as of January 1, 2016 to increase retained earnings by $92 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows. In accordance with the updated standard, we elected to recognize actual forfeitures of equity-based awards as they occur. As we previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative effect adjustment as of January 1, 2016 to reduce retained earnings by $2 million, net of tax. For the years ended December 31, 2017 and 2016, we recognized $5 million and $35 million, respectively, in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

Recent Accounting Pronouncements
In August 2017, the FASB issued updated guidance to expand and simplify the application of hedge accounting. The updated standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We do not expect that the adoption of this updated standard will have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that will replace current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard which is now effective for annual and interim reporting periods beginning after December 15, 2017. We have adopted this new standard as of January 1, 2018 using the modified retrospective transition method which will result in a cumulative adjustment as of the date of the adoption. We have substantially completed our evaluation of the guidance and determined the key areas of impact on our financial results and are currently in the process of quantifying the impacts. Our quantification of the impacts is ongoing and will not be finalized until the period of adoption. To date, our assessments have identified the following anticipated impacts:
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

–
In the year of adoption, as a result of the new revenue recognition standard, the changes detailed above will result in a significant beginning balance sheet adjustment and we preliminarily estimate our consolidated revenue could be reduced by approximately $40 million to $50 million.

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

We anticipate that the impacts described above will result in a net reduction to our opening retained deficit as of January 1, 2018 of approximately $100 million to $130 million with a corresponding increase in current and long-term unbilled receivables, contract assets and other assets. Implications to tax related accounts are not included in these estimated amounts.
Our assessment of each of the foregoing is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from the estimated ranges described above.
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
Abacus
On July 1, 2015, we completed the acquisition of the remaining 65% interest in Abacus International Pte Ltd, a Singapore-based business-to-business travel e-commerce provider that serves the Asia-Pacific region, which is now named SAPPL. Prior to the acquisition, SAPPL was 65% owned by a consortium of 11 airlines and the remaining 35% was owned by us. Separately, SAPPL has signed new long-term agreements with the consortium of 11 airlines to continue to utilize the GDS. In the third and fourth quarters of 2015, SAPPL completed the acquisition of the remaining interest in three national marketing companies, Abacus Distribution Systems (Hong Kong), Abacus Travel Systems (Singapore) and Abacus Distribution Systems Sdn Bhd (Malaysia) (the “NMCs” and, together with SAPPL, “Abacus”). SAPPL previously owned noncontrolling interests in the NMCs. The net cash consideration for Abacus was $443 million, which includes the effect of the net working capital adjustments. The acquisition was funded with a combination of cash on hand and a $70 million draw on our revolving credit facility, which has since been repaid.

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

In connection with our acquisition of Abacus, we recognized a gain of $78 million for the year ended December 31, 2015, as a result of the remeasurement of our previously-held 35% equity interest in Abacus to its fair value as of the acquisition date. The fair value of the previously-held equity interest of $202 million in Abacus was estimated by applying a market approach and an income approach. The fair value measurement of the previously-held equity interest is based on significant inputs not observable in the market, and therefore represents Level 3 measurements (see Note 10. Fair Value Measurements, for a description of the fair value hierarchy). The fair value estimate for the previously-held equity interest is based on (i) a discount rate commensurate with the risks and inherent uncertainty in the business, (ii) an assumed long-term sustainable growth rate based on our most recent views of the long-term outlook, and (iii) assumed financial multiples of reporting entities deemed to be similar to Abacus. In addition, we recognized a gain of $12 million for year the ended December 31, 2015, associated with the settlement of a pre-existing agreement between us and SAPPL related to data processing services. The $78 million remeasurement gain and the $12 million settlement gain are reflected in other, net in our consolidated statements of operations. In the first quarter of 2017, we recognized a $16 million reversal of a liability resulting from renegotiation of an agreement with a travel agency in March 2017 that was considered to be out of market in our purchasing accounting. The $16 million reversal is included as a reduction of cost of revenue in our consolidated statement of operations for the year ended December 31, 2017.

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

    The following unaudited pro forma results of operations information is presented in thousands:

Year Ended December 31,
2015
Revenue	$3,109,310
Income from continuing operations	165,006
Net income attributable to common stockholders	475,933
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
Financial Information of Discontinued Operations
The results of our discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$—	$24,815
Cost of revenue	—	—	21,520
Selling, general and administrative(3)	4,456	11,619	(23,077)
Operating (loss) income	(4,456)	(11,619)	26,372
Other income (expense):
Gain on sale of businesses(1)	—	305	294,276
Other, net	2,094	(1,025)	4,640
Total other income (expense), net	2,094	(720)	298,916
(Loss) income from discontinuing operations before income taxes	(2,362)	(12,339)	325,288
(Benefit) provision for income taxes(2)	(430)	(17,888)	10,880
Net (loss) income from discontinued operations	$(1,932)	$5,549	$314,408
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

(3)
For the year ended December 31, 2015, selling, general and administrative includes a gain of $40 million as a result of the favorable final ruling from the Supreme Court of Hawaii and receipt of a cash refund related to our litigation of hotel occupancy taxes. See Note 15. Commitments and Contingencies, for additional information.

Our Travelocity business has no remaining operations subsequent to these dispositions. The financial results of our Travelocity business are included in net income from discontinued operations in our consolidated statements of operations for all periods presented. For the year ended December 31, 2017, discontinued operations for our Travelocity business primarily incurred expenses associated with legal contingencies related to hotel occupancy taxes. See Note 15. Commitments and Contingencies, for additional information.

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
4. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies for more information. Given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with an Airline Solutions' customer, we evaluated the recoverability of net capitalized contract costs related to the customer and recorded a charge of $81 million during the year ended December 31, 2017. This charge was estimated based on a review of all balances with the customer including capitalized implementation costs, deferred customer advances and discounts, deferred revenue, contract liabilities, and other deferred charges. We will continue to monitor our position through the insolvency proceedings; however, there is no further exposure to our consolidated balance sheet as of December 31, 2017. Given the uncertainty associated with the ultimate resolution of this dispute, there could be further impacts to our consolidated statement of operations. This impairment charge was primarily non-cash and was recorded to Impairment and related charges in our consolidated statement of operations for the year ended December 31, 2017. See Note 15. Commitments and Contingencies--Other for additional information.

5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Travel Network	Airline and Hospitality Solutions	Total Goodwill
Balance as of December 31, 2015	$2,099,580	$340,851	$2,440,431
Acquired	4,894	105,990	110,884
Adjustments(1)	68	(2,936)	(2,868)
Balance as of December 31, 2016	2,104,542	443,905	2,548,447
Acquired	439	—	439
Adjustments(1)	(159)	6,260	6,101
Balance as of December 31, 2017	$2,104,822	$450,165	$2,554,987
________________________

(1)	Includes net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,038,106	$(687,072)	$351,034	$1,034,483	$(646,851)	$387,632
Trademarks and brand names	332,238	(126,312)	205,926	332,238	(114,430)	217,808
Reacquired rights	113,500	(40,695)	72,805	113,500	(24,481)	89,019
Purchased technology	427,823	(390,139)	37,684	427,823	(366,456)	61,367
Acquired contracts, supplier and distributor agreements	37,600	(22,410)	15,190	37,600	(18,953)	18,647
Non-compete agreements	15,025	(14,459)	566	15,025	(14,061)	964
Total intangible assets	$1,964,292	$(1,281,087)	$683,205	$1,960,669	$(1,185,232)	$775,437

Amortization expense relating to intangible assets subject to amortization totaled $96 million, $143 million and $107 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2018	$67,983
2019	63,866
2020	62,256
2021	60,743
2022	56,179
2023 and thereafter	372,178
Total	$683,205

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid Expenses	$69,650	$61,539
Value added tax receivable, net	35,556	26,244
Other	3,547	817
Prepaid expenses and other current assets	$108,753	$88,600
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Buildings and leasehold improvements	$151,843	$144,604
Furniture, fixtures and equipment	38,155	35,525
Computer equipment	323,818	288,982
Software developed for internal use	1,521,901	1,271,059
	2,035,717	1,740,170
Accumulated depreciation and amortization	(1,236,523)	(986,891)
Property and equipment, net	$799,194	$753,279
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2017	2016
Capitalized implementation costs, net	$208,415	$249,317
Deferred customer discounts	92,373	212,065
Deferred upfront incentive consideration	151,693	125,289
Other	139,461	86,488
Other assets, net	$591,942	$673,159

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Tax receivable agreement	$170,067	$288,146
Pension and other postretirement benefits	115,114	123,002
Deferred revenue	99,044	77,260
Other	95,960	78,951
Other noncurrent liabilities	$480,185	$567,359

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2017	2016
Defined benefit pension and other postretirement benefit plans	$(102,623)	$(105,036)
Unrealized foreign currency translation gain (loss)	11,488	(2,264)
Unrealized gain (loss) on foreign currency forward contracts, interest rate swaps and available-for-sale securities	2,651	(15,499)
Total accumulated other comprehensive loss, net of tax	$(88,484)	$(122,799)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in selling, general and administrative expenses. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
7. Income Taxes
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits.
As of December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the TCJA due to complexities of the TCJA, pending clarifications, and additional information needed to finalize certain calculations; however, we have made a reasonable estimate of the effects on our existing deferred tax balances, the one-time transition tax and the effect of the TCJA on our liability related to the tax receivable agreement ("TRA"). We expect to finalize the accounting for the effects of the TCJA no later than the fourth quarter of 2018, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.
Provisional amounts
Tax Receivable Agreement: The TRA provides for future payments to Pre-IPO Existing Shareholders (as defined below) for cash savings for U.S. federal income tax realized as a result of the utilization of Pre-IPO Tax assets (as defined below). These cash savings would be realized at the enacted statutory tax rate effective in the year of utilization. As a result of the reduction in the U.S. corporate income tax rate, we recorded a provisional reduction to the liability for future payments of $58 million, which is reflected in our income from continuing operations before taxes.

Foreign tax effects: The one-time transition tax is based on our total post-1986 Earnings and Profits ("E&P") of our foreign subsidiaries for which we have previously deferred U.S. income taxation and have not accrued U.S. deferred taxes based on application of the indefinite reinvestment criteria. We recorded a provisional amount for our one-time transition tax liability for the previously untaxed E&P of our foreign subsidiaries, resulting in an increase in income tax expense of $48 million. The accounting for the transition tax is not complete because we have not yet completed our calculation of the E&P for these foreign subsidiaries, nor have we concluded whether the November 2 or December 31 E&P measurement date should apply. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets at the applicable E&P measurement date. This amount may change when we determine the appropriate E&P measurement date, finalize the calculation of E&P for which we have previously deferred U.S. federal taxation and finalize the amounts held in cash or other specified assets. Additional withholding taxes were previously provided to the extent they would apply when foreign earnings are distributed. No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any outside basis difference in these entities (i.e., basis difference in excess of that subject to the one time transition tax) is not practicable.
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We also adjusted the deferred tax asset for stock based compensation to account for changes to the anticipated future deductibility of our executive compensation. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was not material to the overall income tax expense from continuing operations.
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2017	2016	2015
Components of pre-tax income:
Domestic	$199,685	$206,182	$262,682
Foreign	177,928	121,853	91,225
	$377,613	$328,035	$353,907
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current portion:
Federal	$50,829	$8,357	$1,730
State and Local	2,388	1,346	(6,249)
Non U.S.	26,060	28,488	26,646
Total current	79,277	38,191	22,127
Deferred portion:
Federal	47,372	60,372	89,682
State and Local	(6,178)	(4,352)	5,715
Non U.S.	7,566	(7,566)	1,828
Total deferred	48,760	48,454	97,225
Total provision for income taxes	$128,037	$86,645	$119,352

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax provision at statutory federal income tax rate	$132,165	$114,812	$123,867
State income taxes, net of federal benefit	(1,727)	(1,964)	(1,263)
Impact of non U.S. taxing jurisdictions, net	(13,492)	11,482	13,966
Non-taxable gain on remeasurement of previously-held investment in Abacus	—	—	(27,279)
Impact of U.S. TCJA(1)	46,563	—	—
Employee stock based compensation	(4,977)	(34,789)	—
Research tax credit	(8,777)	(9,817)	(3,857)
Tax receivable agreement (TRA)(2)	(20,861)	—	—
Valuation allowance	—	8	3,010
Other, net	(857)	6,913	10,908
Total provision for income taxes	$128,037	$86,645	$119,352

(1)	This amount includes $48 million of transition tax expense, and the remainder is the net benefit on cumulative deferred taxes.

(2)	This amount includes a $20 million adjustment to the TRA, which is not taxable.
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$13,716	$30,953
Employee benefits other than pension	22,829	43,197
Deferred revenue	51,151	75,727
Pension obligations	24,989	43,145
Tax loss carryforwards	156,327	312,073
Non-U.S. operations	14,565	(760)
Incentive consideration	5,381	12,586
Tax credit carryforwards	58,848	58,357
Suspended loss	14,478	23,702
Other	243	(562)
Total deferred tax assets	362,527	598,418
Deferred tax liabilities:
Depreciation and amortization	(21,317)	(42,238)
Software developed for internal use	(180,108)	(286,653)
Intangible assets	(134,484)	(173,838)
Unrealized gains and losses	(29,669)	(5,050)
Investment in partnership	(5,932)	(9,788)
Total deferred tax liabilities	(371,510)	(517,567)
Valuation allowance	(59,001)	(74,523)
Net deferred tax (liability) asset	$(67,984)	$6,328
In the first quarter of 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. In recent years, we have incurred significant excess tax benefits associated with settled equity-based awards that have not been recognized due to certain accounting policy elections we made under the previous accounting standard, combined with the significant amount of our net operating loss carryforwards. As a result of the adoption of ASU 2016-09, we recorded a cumulative effect adjustment as of January 1, 2016 to increase retained earnings by $92 million with a corresponding increase to deferred tax assets in order to recognize excess tax benefits that can be used to reduce income taxes payable in the future. Effective January 1, 2016, excess tax benefits or deficiencies are recognized in our results of operations and are included in cash flows from operating activities in our statement of cash flows. For the years ended December 31, 2017 and 2016, we recognized $5 million and $35 million, respectively, in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries, and do not consider these undistributed earnings to be indefinitely reinvested as of December 31, 2017. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2017. No provision has been made for the United States federal and state income taxes on any related outside basis differences. It is not practicable to estimate the unrecognized deferred tax liability for these outside basis differences.
As of December 31, 2017, we have U.S. federal net operating loss carryforwards ("NOLs") of approximately $548 million, which will expire between 2022 and 2035. Additionally, we have research tax credit carryforwards of approximately $44 million, which will expire between 2019 and 2037 and $14 million Alternative Minimum Tax (“AMT”) credit carry forward that does not expire. The TCJA eliminates the AMT for corporate taxpayers in the case of taxable years of a corporation beginning in January 1, 2018, 2019, 2020, and 2021, and provides for refunds of AMT credit carryforwards not otherwise used against federal tax liability over these years. We reclassed $14 million of AMT credit carryforwards from deferred tax asset to tax receivable, based on our provisional estimate of AMT refunds we expect to receive. As a result of an ownership change during 2007 and 2015 (as defined in Section 382 of the Code, which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. tax NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $12 million which will expire between 2020 and 2036 and state research tax credit carryforwards of $13 million which will expire between 2023 and 2037. We have $282 million of deferred tax assets for NOL carryforwards related to certain non U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back net operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. We maintained a state NOL valuation allowance of $4 million and $3 million as of December 31, 2017 and 2016, respectively. For non-U.S. deferred tax assets of our lastminute.com and other subsidiaries, we maintained a valuation allowance of $55 million and $72 million as of December 31, 2017 and 2016, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This assessment could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. During the years ended December 31, 2017, 2016 and 2015, we recognized expense of $1 million, $5 million and $3 million, respectively. As of December 31, 2017 and 2016, we had cumulative accrued interest and penalties of approximately $22 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$49,331	$68,746	$58,616
Additions for tax positions taken in the current year	5,279	538	8,252
Additions for tax positions of prior years	21,669	2,096	(786)
Additions for tax positions from acquisitions	—	—	11,343
Reductions for tax positions of prior years	—	(17,706)	(4,599)
Reductions for tax positions of expired statute of limitations	(1,891)	(3,743)	(3,456)
Settlements	—	(600)	(624)
Balance at end of year	$74,388	$49,331	$68,746
We present unrecognized tax benefits as a reduction to deferred tax assets for net operating losses, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $53 million, $32 million and $46 million as of December 31, 2017, 2016, and 2015 respectively.
As of December 31, 2017, 2016, and 2015, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $70 million, $49 million and $69 million, respectively. We believe that it is reasonably possible that $4 million in unrecognized tax benefits may be resolved in the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2013 - forward
Singapore	2013 - forward
Texas	2013 - forward
Uruguay	2013 - forward
U.S. Federal	2007 - forward
We currently have ongoing audits in the United States (2011-2013), India (2003-2016) and Germany (2008-2012). We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With a few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into a TRA that provides the right to receive future payments by us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal NOLs, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that aggregate payments under the TRA relating to the Pre-IPO Tax Assets total $328 million, excluding interest. This includes a provisional reduction recorded in the fourth quarter of 2017 of $60 million in the TRA liability primarily resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next three years. No payments occurred in years 2014 to 2016. We made payments of $60 million and $101 million, including accrued interest of approximately $1 million each year in January 2018 and 2017, respectively. The remaining portion of $170 million is included in other noncurrent liabilities in our consolidated balance sheet as of December 31, 2017. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.

8. Debt
As of December 31, 2017 and 2016, our outstanding debt included in our consolidated balance sheets totaled $3,456 million and $3,446 million, respectively, net of debt issuance costs of $23 million and $27 million, respectively, and unamortized discounts of $9 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2017 and 2016 (in thousands):

			December 31,
	Rate	Maturity	2017	2016
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$555,750	$—
Term Loan B	L + 2.25%	February 2024	1,881,048	—
2016 Term Loan A(1)	L + 2.50%	July 2021	—	585,000
2013 Term Loan B(2)	L + 3.00%	February 2019	—	1,420,896
2013 Incremental term loan facility(2)	L + 3.50%	February 2019	—	282,354
2013 Term Loan C(2)	L + 3.00%	December 2017	—	49,313
Revolver, $400 million(3)	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Mortgage facility(4)	5.80%	April 2017	—	79,741
Capital lease obligations			21,235	31,190
Face value of total debt outstanding			3,488,033	3,478,494
Less current portion of debt outstanding			(57,138)	(169,246)
Face value of long-term debt outstanding			$3,430,895	$3,309,248
______________________________

(1)	Refinanced on August 23, 2017 by Term Loan A.

(2)	Refinanced on February 22, 2017 by the 2017 Term Loan B.

(3)	Pursuant to the August 23, 2017 refinancing, the interest rate on the Revolver was reduced from L+2.50% to L+2.25% and the maturity was extended from July 2021 to July 2022.

(4)	Extinguished on March 31, 2017 using proceeds from the 2017 Term Loan B.
Senior Secured Credit Facilities
In February 2013, Sabre GLBL entered into the Amended and Restated Credit Agreement. The agreement replaced (i) the existing term loans with new classes of term loans of $1,775 million (the “2013 Term Loan B”) and $425 million (the “2013 Term Loan C”) and (ii) the existing revolving credit facility with a new revolving credit facility of $352 million (the “2013 Revolver”). In September 2013, Sabre GLBL entered into an agreement to amend the Amended and Restated Credit Agreement to add a new class of term loans in the amount of $350 million (the “2013 Incremental Term Loan Facility”).
In July 2016, Sabre GLBL entered into a series of amendments (the “Credit Agreement Amendments”) to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “2016 Term Loan A”) and to replace the 2013 Revolver with a new revolving credit facility totaling $400 million (the “2016 Revolver”). The proceeds of $597 million, net of $3 million discount, from the 2016 Term Loan A were used to repay $350 million of outstanding principal on our 2013 Term Loan B and 2013 Incremental Term Loan Facility, on a pro rata basis, repay the $120 million then-outstanding balance on the 2016 Revolver, and pay $11 million in associated financing fees. We recognized a $4 million loss on extinguishment of debt in connection with these transactions during the year ended December 31, 2016.
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the year ended December 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million. See Note 9. Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.

On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver (the “2017 Refinancing”). We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included a $400 million revolving credit facility ("Revolver") that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“Term Loan B”) and $570 million Term Loan A facility (“Term Loan A”) to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The applicable interest rate margins opened at 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans until November 2, 2017.
We had no balance outstanding under the Revolver as of December 31, 2017 or under the 2016 Revolver as of December 31, 2016. We had outstanding letters of credit totaling $21 million and $35 million as of December 31, 2017 and 2016, respectively, which reduced our overall credit capacity under the Revolver and 2016 Revolver.
Principal Payments
Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. Term Loan B matures on February 22, 2024, and required principal payments in equal quarterly installments of 0.25% through to the maturity date of which the remaining balance is due. For the year ended December 31, 2017, we made $48 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2016, we were not required to make an excess cash flow payment in 2017, and no excess cash flow payment is required in 2018 with respect to our results for the year ended December 31, 2017. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the one-month LIBOR as the floating interest rate on all of our outstanding term loans. Interest payments are due on the last day of each month as a result of electing one-month LIBOR. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 9. Derivatives).

	Eurocurrency borrowings	Base rate borrowings
	Applicable Margin(1)	Applicable Margin
Term Loan A	2.00%	1.00%
Term Loan B	2.25%	1.25%
Revolver, $400 million	2.00%	1.00%
______________________________

(1)
Applicable margins do not reflect potential step ups and downs of Term Loan A and Revolver, $400 million, which are determined by the Senior Secured Leverage Ratio. See below for additional information.

(2)	Term Loan A, Term Loan B, and Revolver, $400 million, are subject to a 0% floor.
Applicable margins for the Term Loan B are 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans over the life of the loan and are not dependent on the Senior Secured Leverage Ratio. Applicable margins for the Term Loan A and the Revolver step up by 25 basis points for any quarter if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0. Applicable margins for the Term Loan A and the Revolver under the Amended and Restated Credit Agreement step down 25 basis points for any quarter if the Senior Secured Leverage Ratio is less than 2.25 to 1.0. Applicable margins increase to maintain a difference of not more than 50 basis points relative to future term loan extensions or refinancings prior to August 22, 2018. In addition, we are required to pay a quarterly commitment fee of 0.250% per annum for unused Revolver commitments. The commitment fee may increase to 0.375% per annum if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0.

Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2017, 2016 and 2015, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2017	2016	2015
Including the impact of interest rate swaps	4.35%	4.72%	4.48%
Excluding the impact of interest rate swaps	4.03%	4.55%	4.48%
Senior Secured Notes due 2023
In April 2015, we issued $530 million senior secured notes due in April 2023 with a stated interest rate of 5.375% and received proceeds of $522 million, net of underwriting fees and commissions. We used the proceeds to redeem all of the $480 million principal of the senior secured notes due 2019, pay the 6.375% redemption premium of $31 million and a make whole premium of $2 million, resulting in an extinguishment loss of $33 million during the year ended December 31, 2015. The remaining proceeds, combined with cash on hand, were used to pay accrued but unpaid interest of $19 million.
In November 2015, we issued $500 million senior secured notes due in 2023 with a stated interest rate of 5.25%. The net proceeds of $494 million, net of underwriting fees and commissions, were used to repay $235 million of the $400 million 2016 Notes (as defined below), pay a $5 million make-whole premium on the 2016 Notes and pay $5 million of accrued but unpaid interest. In addition, we used the net proceeds to repurchase 3,400,000 shares of our common stock totaling $99 million. The excess net proceeds, together with cash on hand, were applied to fund the acquisition of the Trust Group, which was completed in January 2016. As a result of the prepayment on the 2016 Notes, we recorded an extinguishment loss of $6 million, which includes $1 million of unamortized discount and the make-whole premium during the year ended December 31, 2015.
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
Senior Unsecured Notes Due 2016
In March 2016, the remaining principal balance of $165 million of our senior unsecured notes matured. We repaid this remaining balance on the senior unsecured notes with a draw on our 2016 Revolver and cash on hand.
Aggregate Maturities
As of December 31, 2017, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2018	$57,138
2019	68,495
2020	80,273
2021	75,905
2022	389,405
Thereafter	2,816,817
Total	$3,488,033
9. Derivatives
Hedging Objectives-We are exposed to certain risks relating to ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on operational expenditures' exposure denominated in foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with our floating-rate borrowings.
In accordance with authoritative guidance on accounting for derivatives and hedging, we designate foreign currency forward contracts as cash flow hedges on operational exposure and certain interest rate swaps as cash flow hedges of floating-rate borrowings.

Cash Flow Hedging Strategy-To protect against the reduction in value of forecasted foreign currency cash flows, we hedge portions of our revenues and expenses denominated in foreign currencies with forward contracts. For example, when the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency expense is offset by losses in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expense is offset by gains in the fair value of the forward contracts.
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

Forward Contracts- In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2018. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we estimate that $6 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of December 31, 2017 and 2016, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

December 31, 2017 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	225,000	61,016	0.2712
Singapore Dollar	US Dollar	70,750	52,065	0.7359
British Pound Sterling	US Dollar	25,900	34,307	1.3246
Indian Rupee	US Dollar	1,720,000	25,939	0.0151
Australian Dollar	US Dollar	20,750	15,932	0.7678
Swedish Krona	US Dollar	44,100	5,353	0.1214
Brazilian Real	US Dollar	16,800	4,976	0.2962

December 31, 2016 Outstanding Notional Amount
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	258,250	64,778	0.2508
Singapore Dollar	US Dollar	47,700	34,383	0.7208
British Pound Sterling	US Dollar	17,750	23,691	1.3347
Indian Rupee	US Dollar	1,174,500	16,786	0.0143
Australian Dollar	US Dollar	17,000	12,574	0.7396
Euro	US Dollar	1,800	2,031	1.1283

Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2017 and matured during the years ended December 31, 2017, 2016 and 2015 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019
$750 million	1 month LIBOR(2)	1.86%	December 31, 2019	December 31, 2020

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.
As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made thereafter will be recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $7 million for the year ended December 31, 2017. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments, which did not have a material impact to our consolidated results of operations. We had no undesignated derivatives as of December 31, 2016 and 2015.
In connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million for the full years 2018 and 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. We have designated these swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2017 and 2016 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2017	2016
Foreign exchange contracts	Prepaid expenses and other current assets	$6,213	$—
Foreign exchange contracts	Other accrued liabilities	—	(7,360)
Interest rate swaps	Prepaid expenses and other current assets	856	—
Interest rate swaps	Other assets, net	3,093	—
Interest rate swaps	Other accrued liabilities	—	(8,345)
Interest rate swaps	Other noncurrent liabilities	—	(7,339)
Total		$10,162	$(23,044)

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	2017	2016
Interest rate swaps	Other accrued liabilities	$(7,119)	$—
Total		$(7,119)	$—

The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Foreign exchange contracts	$13,205	$(6,413)	$(5,505)
Interest rate swaps	2,583	(3,446)	(7,939)
Total	$15,788	$(9,859)	$(13,444)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2017	2016	2015
Foreign exchange contracts	Cost of revenue	$(3,001)	$1,991	$10,646
Interest rate swaps	Interest Expense, net	5,083	2,336	—
Total		$2,082	$4,327	$10,646
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
Interest Rate Swaps—The fair value of our interest rate swaps are estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes.
Pension Plan Assets—See Note 14. Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.

The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2017	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$6,213	$—	$6,213	$—
Interest rate swap contracts	(3,170)	—	(3,170)	—
Total	$3,043	$—	$3,043	$—

		Fair Value at Reporting Date Using
	December 31, 2016	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	(7,360)	—	(7,360)	—
Interest rate swap contracts	(15,684)	—	(15,684)	—
Total	$(23,044)	$—	$(23,044)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2017 and 2016.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, our impairment review of goodwill is performed annually, as of October 1 of each year. In addition, goodwill, property and equipment and intangible assets are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable.
We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative goodwill impairment model. If it is determined through the evaluation of events or circumstances that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. If it is determined that a reporting unit’s fair value is less than its carrying value, the fair values used in our goodwill impairment analysis are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon Level 3 inputs, including risk adjusted discount rates, future booking and transaction volume levels, future price levels, rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we make a number of assumptions, including market participants, the principal markets and highest and best use of the reporting units.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of $80 million on our mortgage facility was paid on March 31, 2017 and approximated its fair value as of December 31, 2016. The fair values of the mortgage facility were determined based on estimates of current interest rates for similar debt, a Level 2 input.

The following table presents the fair value and carrying value of all our notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2017 and 2016 (in thousands):

	Fair Value at December 31,		Carrying Value(4) at December 31,
Financial Instrument	2017	2016	2017	2016
Term Loan A	$559,223	$—	$553,444	$—
Term Loan B	$1,890,453	—	1,873,993	—
2016 Term Loan A(1)	—	583,538	—	582,595
2013 Term Loan B(2)	—	1,435,993	—	1,417,616
2013 Incremental Term Loan Facility(2)	—	283,413	—	282,354
2013 Term Loan C(2)	—	49,436	—	49,237
Revolver, $400 million(3)	—	—	—	—
5.375 % Senior Secured Notes Due 2023	546,563	542,919	530,000	530,000
5.25% Senior Secured Notes Due 2023	512,500	515,000	500,000	500,000

(1)	Refinanced on August 23, 2017 by the Term Loan A.

(2)	Refinanced on February 22, 2017 by the 2017 Term Loan B.

(3)	Pursuant to the August 23, 2017 refinancing, the interest rate on the Revolver was reduced from L+2.50% to L+2.25% and the maturity was extended from July 2021 to July 2022.

(4)	Excludes net unamortized debt issuance costs.

11. Stock and Stockholders’ Equity
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
During the years ended December 31, 2016 and 2015, certain of our stockholders sold an aggregate of 20,000,000 and 103,970,000 shares, respectively, of our common stock through secondary public offerings. In connection with one of these offerings, we repurchased 3,400,000 shares totaling $99 million from the underwriter of the offering during the year ended December 31, 2015. We did not receive any proceeds from the secondary public offerings.
We repurchased 5,779,769 shares, totaling $109 million, and 3,980,672 shares, totaling $100 million, of our common stock during the years ended December 31, 2017 and 2016, respectively.

Common Stock Dividends
We paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $155 million, $0.13 per share, totaling $144 million, and $0.09 per share, totaling $99 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2018 to stockholders of record as of March 21, 2018.
12. Equity-Based Awards
As of December 31, 2017, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), and the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). Our 2016 Omnibus Plan serves as successor to the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provide for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Outstanding awards under the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.

We initially reserved 10,000,000 shares and 13,500,000 shares of our common stock for issuance under our 2016 and 2014 Omnibus Plans, respectively.  In addition, we added 2,956,465 shares that were reserved but not issued under the Sovereign MEIP and Sovereign 2012 MEIP plans to the 2014 Omnibus Plan reserves, for a total of 16,456,465 authorized shares of common stock for issuance. Time-based options granted under the 2016 and 2014 Omnibus Plans generally vest over a four year period with 25% vesting at the end of year one and the remaining vest quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. PSUs generally vest over a four year period with 25% vesting annually dependent upon the achievement of certain company-based performance measures. Each reporting period, we assess the probability of achieving the performance measure and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable for up to 10 years. Stock-based compensation expense totaled $45 million, $49 million and $30 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Long-term cash incentive compensation is provided through the Long-Term Stretch Program (“LTSP”), which was initially adopted under the 2014 Omnibus Plan, for certain senior executives and key employees. The LTSP provides for cash incentive compensation if certain company-based performance measures are achieved over the three-year period ending December 31, 2017. If these performance measures had been achieved, the cash incentive to be received by the participants would have been determined in part by the average closing price of our common stock in January 2018. As of December 31, 2017, the performance measures were not achieved and no amounts were payable under the LTSP.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Exercise price	$21.33	$27.12	$22.64
Average risk-free interest rate	2.10%	1.81%	1.75%
Expected life (in years)	6.11	6.11	6.11
Implied volatility	22.02%	23.44%	27.29%
Dividend yield	2.64%	1.92%	1.60%
The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2017.

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2016	5,815,879	$17.18	7.3	$45,199
Granted	1,721,767	21.33
Exercised	(1,945,187)	12.44
Cancelled	(1,460,624)	22.64
Outstanding at December 31, 2017	4,131,835	$19.50	7.6	$4,136
Vested and exercisable at December 31, 2017	1,995,650	$16.18	6.1	$8,616
______________________

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $20.50 on December 31, 2017.
For the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised totaled $19 million, $97 million and $199 million, respectively.  The weighted-average fair values of options granted were $3.67, $5.45, and $5.50 during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $8 million in unrecognized compensation expense associated with stock options will be recognized over a weighted-average period of 2.6 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2017.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	3,846,331	$25.05
Granted	2,729,412	19.35
Vested	(1,085,948)	23.50
Cancelled	(780,010)	24.33
Unvested at December 31, 2017	4,709,785	$23.77

The total fair value of RSUs vested, as of their respective vesting dates, was $23 million, $17 million, and $10 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, approximately $82 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.6 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2017.

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	2,092,155	$21.94
Granted	1,230,357	21.99
Vested	(646,208)	18.71
Cancelled	(1,262,083)	22.39
Unvested at December 31, 2017	1,414,221	$23.06
The total fair value of PSUs vested, as of their respective vesting dates, was $14 million, $20 million and $11 million during the years ended December 31, 2017, 2016 and 2015, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. As of December 31, 2017, unrecognized compensation expense associated with PSUs totaled $10 million, $8 million and $5 million for the annual measurement periods ending December 31, 2018, 2019 and 2020, respectively.

13. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$249,576	$241,390	$234,555
Net income attributable to noncontrolling interests	5,113	4,377	3,481
Net income from continuing operations available to common stockholders, basic and diluted	$244,463	$237,013	$231,074
Denominator:
Basic weighted-average common shares outstanding	276,893	277,546	273,139
Dilutive effect of stock options and restricted stock awards	1,427	5,206	6,928
Diluted weighted-average common shares outstanding	278,320	282,752	280,067
Basic earnings per share	$0.88	$0.85	$0.85
Diluted earnings per share	$0.88	$0.84	$0.83
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 5 million of anti-dilutive common stock equivalents for the year ended December 31, 2017 and 1 million for the years ended December 31, 2016 and 2015.

14. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of $25 million, $23 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2017 and 2016, and the unfunded status as of December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$(444,662)	$(420,516)
Service cost	—	—
Interest cost	(18,731)	(20,041)
Actuarial losses, net	(26,169)	(28,350)
Benefits paid	30,123	24,245
Benefit obligation at December 31	$(459,439)	$(444,662)
Change in plan assets:
Fair value of assets at January 1	$324,471	$326,586
Actual return on plan assets	46,425	22,130
Employer contributions	7,000	—
Benefits paid	(30,123)	(24,245)
Fair value of assets at December 31	$347,773	$324,471
Unfunded status at December 31	$(111,666)	$(120,191)
The net benefit obligation of $112 million and $120 million as of December 31, 2017 and 2016, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss), net of deferred taxes, associated with the LPP as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Net actuarial loss	$(115,701)	$(118,739)
Prior service credit	12,433	13,348
Accumulated other comprehensive loss	$(103,268)	$(105,391)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest cost	$18,731	$20,041	$19,097
Expected return on plan assets	(20,934)	(20,803)	(21,117)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	6,517	5,871	7,045
Net cost	$2,882	$3,677	$3,593
Weighted-average discount rate used to measure benefit obligations	3.81%	4.36%	4.86%
Weighted average assumptions used to determine net benefit cost:
Discount rate	4.36%	4.86%	4.36%
Expected return on plan assets	6.50%	6.50%	6.50%

The following table provides the pre-tax amounts recognized in OCI, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income	2017	2016	2015
Net actuarial loss	$679	$27,023	$6,472
Amortization of actuarial loss	(6,517)	(5,871)	(7,045)
Amortization of prior service credit	1,432	1,432	1,432
Total (income) loss recognized in other comprehensive income	$(4,406)	$22,584	$859
Total recognized in net periodic benefit cost and other comprehensive income	$(1,524)	$26,261	$4,452
For the LPP, we estimate that $6 million of actuarial loss, net of amortization of prior service credit, will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018.
Our overall investment strategy for the LPP is to provide and maintain sufficient assets to meet pension obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. Diversification is provided by using an asset allocation primarily between equity and debt securities in proportions expected to provide opportunities for reasonable long term returns with acceptable levels of investment risk. Fair values of the applicable assets are determined as follows:
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 58% long duration fixed income and 4% real estate. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 10. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2017, and 2016:

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$191,125	$—	$191,125
Global equity securities	—	134,378	—	134,378
Money market mutual fund	2,815	—	—	2,815
Real estate	—	—	19,455	19,455
Total assets at fair value	$2,815	$325,503	$19,455	$347,773

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$174,899	$—	$174,899
Global equity securities	—	127,321	—	127,321
Money market mutual fund	3,732	—	—	3,732
Real estate	—	—	18,519	18,519
Total assets at fair value	$3,732	$302,220	$18,519	$324,471

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2015	$17,308
Contributions	246
Net distributions	(246)
Advisory fee	(194)
Net investment income	813
Unrealized gain	593
Net realized loss	(1)
Ending balance at December 31, 2016	18,519
Contributions	279
Net distributions	(279)
Advisory fee	(200)
Net investment income	820
Unrealized gain	253
Net realized gain	63
Ending balance at December 31, 2017	$19,455
We contributed $7 million to fund the LPP during the year ended December 31, 2017. No contributions were made during the years ended December 31, 2016 and 2015. Annual contributions to our defined benefit pension plans in the United States, Canada and Hong Kong are based on several factors that may vary from year to year. Our funding practice with respect to the LPP is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to contribute $10 million to our defined benefit pension plans in 2018.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2018.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2018	$33,559
2019	32,589
2020	31,963
2021	30,080
2022	31,151
2023-2027	155,024
15. Commitments and Contingencies
Lease Commitments
We lease certain facilities under long term operating leases. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease. We lease approximately 1.5 million square feet of office space in 117 locations in 54 countries. For the years ended December 31, 2017, 2016 and 2015, we recognized rent expense of $32 million, $26 million and $28 million, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amount
2018	$24,467
2019	20,872
2020	17,733
2021	14,189
2022	11,156
Thereafter	29,884
Total	$118,301

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
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it$5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs. We continue to believe that our business practices and contract terms are lawful. In January 2017, we filed a motion seeking judgment as a matter of law in favor of Sabre on the one claim on which the jury found for US Airways, which the court denied in March 2017.
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
As a result of the jury's verdict, US Airways is also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, the amount of which we strongly dispute. In January 2018, the court denied US Airways' motion seeking attorneys' fees and costs, based on the fact that the appeal of the underlying judgment remains pending, as discussed above. The court's denial of the motion was without prejudice, and US Airways may refile the motion if it prevails on the appeal.
We have accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense for the fourth quarter of 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to conclusion of the appellate process and, if US Airways ultimately prevails on the appeal, final decision by the trial court, which may itself be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
Putative Class Action Lawsuit on Cybersecurity Incident
In July 2017, a putative class action lawsuit was filed against us in the United States District Court for the Central District of California. The plaintiffs are asserting various claims under state law, including tort, contract and statutory claims, on behalf of a putative class of individuals residing in the United States and whose personally identifiable information allegedly was disclosed, in connection with the cybersecurity incident involving unauthorized access to payment information contained in a subset of hotel reservations process through the HS Central Reservation System. The plaintiffs are seeking equitable relief and an unspecified amount of damages in connection with their claims. In December 2017, we filed a motion to dismiss the lawsuit with prejudice. On January 25, 2018, the court granted our motion and dismissed the plaintiffs' claims in their entirety, with prejudice. The plaintiffs may appeal with court's decision, but must file the appeal within 30 days of the ruling. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2017. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against this matter. See “—Other” below for more information.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $47 million as of December 31, 2017. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Although we have prevailed in the majority of these lawsuits and proceedings, there have been several adverse judgments or decisions on the merits, some of which are subject to appeal. As of December 31, 2017 and 2016, our reserve was not material for the potential resolution of issues identified related to litigation involving hotel and car sales, occupancy or excise taxes. We did not record material charges associated with these cases during the years ended December 31, 2017 and 2016. Because we do not have a material reserve for these matters, and we have not recorded any material charges during the years ended December 31, 2017 and 2016, we did not consider these matters to be material as of December 31, 2017. Our estimated liability is based on our current best estimate but the ultimate resolution of these issues may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations.
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
Other
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2017. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the HS Central Reservation System. Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a PCI forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. See “—Putative Class Action Lawsuit on Cybersecurity Incident” above for a discussion of a lawsuit filed in connection with this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
16. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
Our business has two reportable segments: (i) Travel Network and (ii) Airline and Hospitality Solutions, which aggregates the Airline Solutions and Hospitality Solutions operating segments as these operating segments have similar economic characteristics, generate revenues on transaction-based fees, incur the same types of expenses and use our software-as-a-service (“SaaS”) based and hosted applications and platforms to market to the travel industry. Beginning the first quarter of 2018, we plan to change our reporting segments and report our results as three segments: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. See Note 18. Subsequent Event for additional information.
In January 2016 and April 2016, we completed the acquisitions of the Trust Group and Airpas Aviation, respectively, which are integrated and managed as part of our Airline and Hospitality Solutions segment. In July 2015, we acquired Abacus, which is managed as the APAC region of our Travel Network segment.

Our CODM utilizes Adjusted Gross Profit, Adjusted Operating Income and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, human resources, legal, corporate systems, other shared technology costs, amortization of intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves, and other items not identifiable with one of our segments.
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
The performance of our segments is evaluated primarily on Adjusted Gross Profit, Adjusted Operating Income and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Gross Profit, Adjusted Operating Income and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, impairment and related charges, amortization of upfront incentive consideration, the cost of revenue portion of depreciation and amortization, restructuring and other costs, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation (reimbursements) costs and stock-based compensation.
We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, impairment and related charges, interest expense, net, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, loss on extinguishment of debt and provision for income taxes.
We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented.

We define Adjusted Capital Expenditures as additions to property and equipment and capitalized implementation costs during the periods presented. Segment information for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue
Travel Network	$2,550,470	$2,374,849	$2,102,792
Airline and Hospitality Solutions	1,074,360	1,019,306	872,086
Eliminations	(26,346)	(20,768)	(13,982)
Total revenue	$3,598,484	$3,373,387	$2,960,896
Adjusted Gross Profit (a)
Travel Network	$1,127,227	$1,095,619	$973,915
Airline and Hospitality Solutions	492,339	442,520	384,804
Corporate	(119,380)	(77,464)	(41,899)
Total	$1,500,186	$1,460,675	$1,316,820
Adjusted Operating Income (b)
Travel Network	$850,916	$838,028	$766,388
Airline and Hospitality Solutions	246,833	217,631	180,448
Corporate	(391,600)	(335,298)	(293,731)
Total	$706,149	$720,361	$653,105
Adjusted EBITDA (c)
Travel Network	$1,004,412	$970,688	$877,276
Airline and Hospitality Solutions	415,809	372,063	323,461
Total segments	1,420,221	1,342,751	1,200,737
Corporate	(341,650)	(296,105)	(259,150)
Total	$1,078,571	$1,046,646	$941,587
Depreciation and amortization
Travel Network	$86,085	$76,936	$65,765
Airline and Hospitality Solutions	168,976	154,432	143,013
Total segments	255,061	231,368	208,778
Corporate	145,810	182,618	142,702
Total	$400,871	$413,986	$351,480
Adjusted Capital Expenditures (d)
Travel Network	$90,881	$97,798	$73,469
Airline and Hospitality Solutions	221,156	252,367	226,260
Total segments	312,037	350,165	299,729
Corporate	65,165	60,887	50,350
Total	$377,202	$411,052	$350,079

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted Gross Profit	$1,500,186	$1,460,675	$1,316,820
Less adjustments:
Selling, general and administrative	510,075	626,153	557,077
Impairment and related charges(7)	81,112	—	—
Cost of revenue adjustments:
Depreciation and amortization (1)	317,812	287,353	244,535
Amortization of upfront incentive consideration (2)	67,411	55,724	43,521
Restructuring and other costs (4)	12,604	12,660	—
Stock-based compensation	17,732	19,213	11,918
Operating income	$493,440	$459,572	$459,769

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted Operating income	$706,149	$720,361	$653,105
Less adjustments:
Joint venture equity income	2,580	2,780	14,842
Impairment and related charges(7)	81,112	—	—
Acquisition-related amortization(1c)	95,860	143,425	108,121
Restructuring and other costs (4)	23,975	18,286	9,256
Acquisition-related costs(5)	—	779	14,437
Litigation (reimbursements) costs(6)	(35,507)	46,995	16,709
Stock-based compensation	44,689	48,524	29,971
Operating income	$493,440	$459,572	$459,769

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA	$1,078,571	$1,046,646	$941,587
Less adjustments:
Impairment and related charges(7)	81,112	—	—
Depreciation and amortization of property and equipment(1a)	264,880	233,303	213,520
Amortization of capitalized implementation costs(1b)	40,131	37,258	31,441
Acquisition-related amortization(1c)	95,860	143,425	108,121
Amortization of upfront incentive consideration(2)	67,411	55,724	43,521
Interest expense, net	153,925	158,251	173,298
Loss on extinguishment of debt	1,012	3,683	38,783
Other, net(3)	(36,530)	(27,617)	(91,377)
Restructuring and other costs(4)	23,975	18,286	9,256
Acquisition-related costs(5)	—	779	14,437
Litigation (reimbursements) costs(6)	(35,507)	46,995	16,709
Stock-based compensation	44,689	48,524	29,971
Provision for income taxes(8)	128,037	86,645	119,352
Income from continuing operations	$249,576	$241,390	$234,555
________________________

(1)	Depreciation and amortization expenses (see Note 1. Summary of Business and Significant Accounting Policies for associated asset lives):

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In 2017, Other, net includes a benefit of $60 million due to a reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA in December 2017 which reduced the U.S. corporate income tax rate (see Note 7. Income Taxes), offset by a loss of $15 million related to debt modification costs associated with debt refinancing. In 2016, we recognized a gain of $15 million from the sale of our available-for-sale marketable securities, and a $6 million gain associated with the receipt of an earn-out payment from the sale of a business in 2013. Additionally, in 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL.

(4)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million and $20 million in charges associated with an announced action to reduce our workforce in 2017 and 2016, respectively. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, and reduced that estimate by $4 million in 2016, as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions. As of December 31, 2017, our actions under this plan have been substantially completed and payments under the plan have been made.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the acquisition of Abacus, the Trust Group and Airpas Aviation. See Note 2. Acquisitions.

(6)
Litigation (reimbursements) costs, net represent charges and legal fee reimbursements associated with antitrust litigation. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. In 2016, we recorded an accrual of $32 million representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Note 15. Commitments and Contingencies.

(7)
Impairment and related charges represents an $81 million impairment charge recorded in 2017 associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges for additional information.

(8)
In 2017, provision for income taxes includes a provisional impact of $47 million recognized in the fourth quarter of 2017 as a result of the enactment of the TCJA in December 2017. See Note 7. Income Taxes.

(d)	Includes capital expenditures and capitalized implementation costs as summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Additions to property and equipment	$316,436	$327,647	$286,697
Capitalized implementation costs	60,766	83,405	63,382
Adjusted Capital Expenditures	$377,202	$411,052	$350,079
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and professional service fees. Transaction-based revenue accounted for approximately 95%, 95% and 92% of our Travel Network revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Transaction-based revenue accounted for approximately 72%, 73% and 70% for the years ended December 31, 2017, 2016 and 2015, respectively, of our Airline and Hospitality Solutions revenue.
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

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$1,340,893	$1,257,685	$1,182,056
Europe	777,406	699,168	581,762
APAC	715,740	657,465	497,518
All other	764,445	759,069	699,560
Total	$3,598,484	$3,373,387	$2,960,896

	As of December 31,
	2017	2016
Long-lived assets
United States	$776,102	$726,021
APAC	11,468	13,330
Europe	3,939	5,922
All other	7,685	8,006
Total	$799,194	$753,279
17. Quarterly Financial Information (Unaudited)
A summary of our quarterly financial results for the years ended December 31, 2017 and 2016 is presented below (in thousands):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$915,353	$900,663	$900,606	$881,862
Operating income	163,326	18,718	176,796	134,600
Income (loss) from continuing operations	77,722	(4,152)	92,825	83,181
(Loss) income from discontinued operations, net of tax	(477)	(1,222)	(529)	296
Net income (loss)	77,245	(5,374)	92,296	83,477
Net income (loss) attributable to common stockholders	75,939	(6,487)	90,989	82,090
Net income (loss) per share attributable to common stockholders:
Basic	0.28	(0.02)	0.33	0.30
Diluted	0.27	(0.02)	0.33	0.30

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$859,543	$845,242	$838,982	$829,620
Operating income	171,422	142,039	90,150	55,961
Income from continuing operations	134,343	106,468	49,464	31,020
Income (loss) from discontinued operations, net of tax	13,350	(2,098)	(394)	(5,309)
Net income	106,269	73,097	41,862	25,711
Net income attributable to common stockholders	105,167	72,019	40,815	24,561
Net income per share attributable to common stockholders:
Basic	0.38	0.26	0.15	0.09
Diluted	0.37	0.25	0.14	0.09

18. Subsequent Event

Effective the first quarter of 2018, we plan to disaggregate the Airline and Hospitality Solutions reportable segment, such that our business will have three reportable segments comprised of: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. In conjunction with this change, we plan to modify the methodology we have historically used to allocate shared corporate technology costs. Each segment will reflect a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes will have no impact on our consolidated results of operations, but will result in a decrease of segment profitability only, which will align with information that our CODM plans to utilize beginning in 2018 to evaluate segment performance and allocate resources.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2017.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2017, we completed the implementation of SAP S/4 HANA, our cloud-based enterprise resource planning ("ERP") system, which is a key system within our internal control over financial reporting. A key component of our ERP implementation project was to ensure appropriate internal controls over financial reporting is maintained. While we expect to make changes to our ERP system from time to time in the future, any such changes are currently not expected to be reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) is incorporated by reference:

•
“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors, and “Stockholders’ Agreement” under “Corporate Governance.”

•	Other Information—“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance—Other Corporate Governance Practices and Policies—Code of Business Ethics,” which describes our Code of Business Ethics.

•	“Corporate Governance—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” of the 2018 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	10,255,841	$19.50	13,914,640
________________________

(a)
Includes shares of common stock to be issued upon the exercise of outstanding options under our 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP and the Sovereign MEIP. Also includes 6,124,006 restricted share units under our 2016 Omnibus Plan and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).

(b)	Excludes restricted share units which do not have an exercise price.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan. Therefore, as of December 31, 2017, no shares remained available for future grants under the 2014 Omnibus Plan.

Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2017, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2017, no shares remained available for future grants under the Sovereign 2012 MEIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2018 Proxy Statement is incorporated herein by reference.

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

3.2
Certificate of Amendment to Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre's Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).

3.3
Third Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).

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

4.3	Form of 5.375% Senior Secured Notes due 2023 (included in Exhibit 4.2).
4.4
Indenture, dated as of November 9, 2015, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9 2015).

4.5	Form of 5.250% Senior Secured Notes due 2023 (included in Exhibit 4.4).
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

10.15
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

10.16
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

10.17
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

10.18
Income Tax Receivable Agreement dated as of April 23, 2014 between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.19
Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

Exhibit Number	Description of Exhibits
10.20*+	Form of Director and Officer Indemnification Agreement
10.21+
Letter by and between Sovereign Holdings, Inc., Sabre Holdings Corporation and Sabre Inc. and Lawrence W. Kellner, dated August 30, 2013 (incorporated by reference to Exhibit 10.47 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.22+
Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.23+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.24+
Form of Non Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.25+
Form of Restricted Stock Unit Annual Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.26+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.27
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

10.28+
Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014 (incorporated by reference to Exhibit 10.55+ of Sabre’s Corporation Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.29+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57+ of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.30
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.31+
Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.32
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

10.33
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.34+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.35†
Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider (incorporated by reference to Exhibit 10.65 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.36+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.37+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.38+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.39+
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

Exhibit Number	Description of Exhibits
10.40+
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.67 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.41
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

10.42
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

10.43
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

10.44+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.45+
Letter Agreement by and between Sabre Corporation and Lawrence W. Kellner, dated December 15, 2016 (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.46
Amendment dated December 22, 2016, to that certain Master Services Agreement dated as of November 1, 2015 by and between HP Enterprise Services, LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.56 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017).

10.47
Third Incremental Term Facility Amendment to Amended and Restated Credit Agreement, dated February 22, 2017, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, the 2017 Incremental Term Lenders party thereto and each other Lender party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017).

10.48+
Letter Agreement by and between Sabre Corporation and David Shirk, dated April 5, 2017 (incorporated by reference to Exhibit 10.60 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.49+
Letter Agreement by and between Sabre Corporation and Wade Jones, dated April 24, 2017 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.50
Amendment Number Two, dated May 1, 2017, to that certain Master Services Agreement dated as of November 1, 2015 by and between Enterprises Services, LLC (f/k/a HP Enterprise Services, LLC) and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.51
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

10.52
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

10.53
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

10.54+
Letter Agreement by and between Sabre Corporation and Clinton Anderson, dated July 25, 2017 (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2017).

10.55+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

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

SABRE CORPORATION

Date:	February 16, 2018	By:	/s/ Richard A. Simonson
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

/s/ Sean Menke	President and Chief Executive Officer and Director	February 16, 2018
Sean Menke	(Principal Executive Officer)

/s/ Richard A. Simonson	Executive Vice President and Chief Financial Officer	February 16, 2018
Richard A. Simonson	(Principal Financial Officer)

/s/ Jami B. Kindle	Vice President and Corporate Controller	February 16, 2018
Jami B. Kindle	(Principal Accounting Officer)

/s/ Lawrence W. Kellner	Chairman of the Board and Director	February 16, 2018
Lawrence W. Kellner

/s/ George Bravante, Jr.	Director	February 16, 2018
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 16, 2018
Hervé Couturier

/s/ Renée James	Director	February 16, 2018
Renée James

/s/ Gary Kusin	Director	February 16, 2018
Gary Kusin

/s/ Greg Mondre	Director	February 16, 2018
Greg Mondre

/s/ Judy Odom	Director	February 16, 2018
Judy Odom

/s/ Joseph Osnoss	Director	February 16, 2018
Joseph Osnoss

/s/ Karl Peterson	Director	February 16, 2018
Karl Peterson

/s/ Zane Rowe	Director	February 16, 2018
Zane Rowe

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2017, 2016 AND 2015
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2017	$37.1	$9.5	$(3.6)	$43.0
Year ended December 31, 2016	$32.3	$10.6	$(5.8)	$37.1
Year ended December 31, 2015	$27.5	$8.6	$(3.8)	$32.3
Valuation Allowance for Deferred Tax Assets
Year ended December 31, 2017	$74.5	$(8.8)	$(6.7)	$59.0
Year ended December 31, 2016	$80.7	$1.1	$(7.3)	$74.5
Year ended December 31, 2015	$160.0	$(69.8)	$(9.5)	$80.7
Reserve for Value-Added Tax Receivables
Year ended December 31, 2017	$0.3	$—	$(0.3)	$—
Year ended December 31, 2016	$1.8	$(1.6)	$0.1	$0.3
Year ended December 31, 2015	$6.9	$(3.1)	$(2.0)	$1.8