Form 10-Q
period 2018-03-31
Sabre Corp
filed 2018-05-01
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 26, 2018, 275,740,537 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$988,369	$915,353
Cost of revenue	692,857	607,586
Selling, general and administrative	130,111	144,441
Operating income	165,401	163,326
Other income (expense):
Interest expense, net	(38,109)	(39,561)
Loss on extinguishment of debt	(633)	—
Joint venture equity income	1,171	898
Other, net	(1,106)	(15,234)
Total other expense, net	(38,677)	(53,897)
Income from continuing operations before income taxes	126,724	109,429
Provision for income taxes	36,275	31,707
Income from continuing operations	90,449	77,722
Loss from discontinued operations, net of tax	(1,207)	(477)
Net income	89,242	77,245
Net income attributable to noncontrolling interests	1,362	1,306
Net income attributable to common stockholders	$87,880	$75,939

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.32	$0.28
Income from discontinued operations	—	—
Net income per common share	$0.32	$0.28
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.32	$0.27
Income from discontinued operations	—	—
Net income per common share	$0.32	$0.27
Weighted-average common shares outstanding:
Basic	274,720	277,353
Diluted	276,844	279,559

Dividends per common share	$0.14	$0.14
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$89,242	$77,245
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA gains (losses), net of tax	2,975	(814)
Net change in foreign CTA gains (losses), net of tax	2,975	(814)
Retirement-related benefit plans:
Amortization of prior service credits, net of tax	(278)	(358)
Amortization of actuarial losses, net of tax	1,397	1,875
Net change in retirement-related benefit plans, net of tax	1,119	1,517
Derivatives and available-for-sale securities:
Unrealized gains, net of taxes of $(2,021) and $(844)	7,412	4,655
Reclassification adjustment for realized (losses) gains, net of taxes of $352 and $(915)	(1,749)	2,871
Net change in derivatives and available-for-sale securities, net of tax	5,663	7,526
Share of other comprehensive income (loss) of joint venture	129	(68)
Other comprehensive income	9,886	8,161
Comprehensive income	99,128	85,406
Less: Comprehensive income attributable to noncontrolling interests	(1,362)	(1,306)
Comprehensive income attributable to Sabre Corporation	$97,766	$84,100

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$361,103	$361,381
Accounts receivable, net	583,624	490,558
Prepaid expenses and other current assets	148,328	108,753
Total current assets	1,093,055	960,692
Property and equipment, net of accumulated depreciation of $1,306,875 and $1,236,523	791,662	799,194
Investments in joint ventures	27,962	27,527
Goodwill	2,557,025	2,554,987
Acquired customer relationships, net of accumulated amortization of $693,387 and $687,072	345,598	351,034
Other intangible assets, net of accumulated amortization of $605,270 and $594,015	320,916	332,171
Deferred income taxes	32,497	31,817
Other assets, net	615,837	591,942
Total assets	$5,784,552	$5,649,364

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$173,644	$162,755
Accrued compensation and related benefits	61,598	112,343
Accrued subscriber incentives	314,757	271,200
Deferred revenues	94,662	110,532
Other accrued liabilities	244,918	198,353
Current portion of debt	57,204	57,138
Tax Receivable Agreement	61,755	59,826
Total current liabilities	1,008,538	972,147
Deferred income taxes	147,127	99,801
Other noncurrent liabilities	395,882	480,185
Long-term debt	3,387,008	3,398,731
Commitments and contingencies (Note 11)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 290,912 and 289,138 shares issued, 275,732 and 274,342 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2,909	2,891
Additional paid-in capital	2,190,401	2,174,187
Treasury Stock, at cost, 15,180 and 14,796 shares at March 31, 2018 and December 31, 2017, respectively	(350,317)	(341,846)
Retained deficit	(924,973)	(1,053,446)
Accumulated other comprehensive loss	(78,598)	(88,484)
Noncontrolling interest	6,575	5,198
Total stockholders’ equity	845,997	698,500
Total liabilities and stockholders’ equity	$5,784,552	$5,649,364

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$89,242	$77,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,876	105,670
Deferred income taxes	20,413	20,296
Amortization of upfront incentive consideration	19,456	16,132
Stock-based compensation expense	12,606	8,034
Allowance for doubtful accounts	2,396	2,476
Debt modification costs	1,558	11,730
Loss from discontinued operations	1,207	477
Joint venture equity income	(1,171)	(898)
Amortization of debt issuance costs	1,003	2,475
Dividends received from joint venture investments	865	—
Loss on extinguishment of debt	633	—
Other	4,252	848
Changes in operating assets and liabilities:
Accounts and other receivables	(89,417)	(119,056)
Prepaid expenses and other current assets	8,482	(15,701)
Capitalized implementation costs	(11,484)	(17,096)
Upfront incentive consideration	(25,699)	(25,534)
Other assets	(1,816)	(15,967)
Accrued compensation and related benefits	(53,525)	(35,646)
Accounts payable and other accrued liabilities	98,675	69,188
Deferred revenue including upfront solution fees	15,640	38,362
Cash provided by operating activities	195,192	123,035
Investing Activities
Additions to property and equipment	(64,699)	(88,318)
Cash used in investing activities	(64,699)	(88,318)
Financing Activities
Payments on Tax Receivable Agreement	(58,908)	(99,241)
Cash dividends paid to common stockholders	(38,560)	(38,939)
Payments on borrowings from lenders	(11,828)	(1,844,553)
Net (payments) receipts on the settlement of equity-based awards	(4,797)	2,111
Debt issuance and modification costs	(1,567)	(10,055)
Proceeds of borrowings from lenders	—	1,897,625
Repurchase of common stock	—	(11,540)
Other financing activities	(12,811)	(3,196)
Cash used in financing activities	(128,471)	(107,788)
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,139)	(1,846)
Cash used in discontinued operations	(1,139)	(1,846)
Effect of exchange rate changes on cash and cash equivalents	(1,161)	(1,558)
Decrease in cash and cash equivalents	(278)	(76,475)
Cash and cash equivalents at beginning of period	361,381	364,114
Cash and cash equivalents at end of period	$361,103	$287,639
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General Information
Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole subsidiary of Sabre Corporation. Sabre GLBL Inc. ("Sabre GLBL") is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre,” the “Company,” “we,” “our,” “ours” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.
We connect people and places with technology that reimagines the business of travel. We operate our business and present our results through three business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, (ii) Airline Solutions, a broad portfolio of software technology products and solutions primarily for airlines, and (iii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018. Effective the first quarter of 2018, our business has three reportable segments and each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of segment profitability only. Prior year amounts have been recast for the disaggregation of our segments and the modification of our allocation of shared corporate costs where applicable.
We consolidate all majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which consist of significant estimates and assumptions, include, among other things, the estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of customer implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, and estimation of uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018. Additionally, see Note 2. Revenue from Contracts with Customers for additional information on the use of significant estimates and assumptions in recognizing revenue.
Stockholders’ Equity—During the three months ended March 31, 2018, we issued 1,774,147 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we had $5 million in net payments from the exercise of employee stock-option awards, which included a $8 million payment of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $39 million, during each of the three months ended March 31, 2018 and 2017.
During the three months ended March 31, 2018, certain of our stockholders sold an aggregate of 15,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.

Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $391 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2018. For the three months ended March 31, 2018, there were no shares repurchased pursuant to this share repurchase program.
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance improving the presentation requirements related to reporting the service cost component of net benefit costs to require that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, disaggregating the component from other net benefit costs. Net benefit cost is composed of several items, which reflect different aspects of an employer's financial arrangements as well as the cost of benefits earned by employees. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We adopted this standard in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In February 2017, the FASB issued updated guidance on gains and losses from the derecognition of non-financial assets. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. We adopted this standard in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued updated guidance on accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure for financial instruments. Under this updated standard, entities must measure equity investments at fair value and recognize changes in fair value in net income. For equity investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices less impairment. The updated guidance does not apply to equity method investments or investments in consolidated subsidiaries. This new standard is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. We adopted this standard in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued a comprehensive update to revenue recognition guidance that replaces current standards. Under the updated standard, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The updated standard also requires additional disclosures on the nature, timing and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard, which is now effective for annual and interim reporting periods beginning after December 15, 2017. In the first quarter of 2018, we adopted this new standard using the modified retrospective transition method, which resulted in a cumulative adjustment as of the date of the adoption. See Note 2. Revenue from Contracts with Customers for more information on the impacts from adoption and ongoing considerations.
Recent Accounting Pronouncements
In February 2018, the FASB issued updated guidance to give entities the option to reclassify to retained earnings the tax effects of items within accumulated other comprehensive income ("stranded tax effects") resulting from a reduction of the federal corporate income tax rate from 35% to 21% due to the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The Accounting Standards Update ("ASU") is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We plan to early adopt the updated standard and have elected to reclassify the stranded income tax effects related to the application of the TCJA to retained earnings and are in the process of evaluating the impact. We do not expect that the adoption of this updated standard will have a material impact on our consolidated results of operations and statement of cash flows. See Note 7. Income Taxes in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 for additional information on the impacts from the enactment of the TCJA.
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

2. Revenue from Contracts with Customers
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance for Revenue from Contracts with Customers ("ASC 606"), which replaced the previous standard ("ASC 605"), using the modified retrospective approach, applied to contracts that were not completed as of the adoption date. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The key areas of impact on our financials include:
• Revenue recognition for our Travel Network and Hospitality Solutions businesses did not change significantly. The definition of a performance obligation for Travel Network under the new guidance impacts the calculation for our booking fee cancellation reserve, which resulted in a beginning balance sheet adjustment.
• Our Airline Solutions business is primarily impacted by ASC 606 due to the following:

–
Under ASC 605, we recognized revenue related to license fee and maintenance agreements ratably over the life of the contract. Under ASC 606, revenue for license fees is recognized upon delivery of the license and ongoing maintenance services are to be recognized ratably over the life of the contract. For existing open agreements, this change resulted in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.

–
Allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, are impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. For existing open agreements, this change resulted in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.

• Capitalization of incremental contract acquisition costs (such as sales commissions), and recognition of these costs over the customer benefit period resulted in the recognition of an asset on our balance sheet and impacted our Airline Solutions and Hospitality Solutions businesses.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605. The impacts described above resulted in a net reduction to our opening retained deficit as of January 1, 2018 of approximately $102 million (net of tax, $78 million) with a corresponding increase primarily in current and long-term unbilled receivables, contract assets, other assets and other accrued liabilities.
The following tables set forth the impact of the adoption of the revenue recognition standard to our reported results on our consolidated statement of operations and consolidated balance sheet, respectively (in thousands):

	Three Months Ended March 31, 2018
	As reported ASC 606	Adjustments	ASC 605
Revenue	$988,369	$3,202	$991,571
Cost of Revenue	692,857	2,135	694,992
Selling, general and administrative	130,111	597	130,708
Operating income	165,401	470	165,871
Income from continuing operations before income taxes	126,724	470	127,194
Provision for income taxes	36,275	118	36,393
Income from continuing operations	90,449	352	90,801
Net income	89,242	352	89,594
Net income attributable to common stockholders	87,880	352	88,232

	March 31, 2018
	As reported ASC 606	Adjustments	ASC 605
Accounts receivable, net	$583,624	$(32,916)	$550,708
Prepaid expenses and other current assets	148,328	(23,203)	125,125
Total current assets	1,093,055	(56,119)	1,036,936
Other assets, net	615,837	(11,416)	604,421
Total assets	5,784,552	(67,535)	5,717,017
Accrued subscriber incentives	314,757	5,257	320,014
Deferred revenues	94,662	56,669	151,331
Other accrued liabilities	244,918	(28,657)	216,261
Total current liabilities	1,008,538	33,269	1,041,807
Deferred income taxes	147,127	(22,982)	124,145
Other noncurrent liabilities	395,882	467	396,349
Retained deficit	(924,973)	(78,289)	(1,003,262)
Total stockholders' equity	845,997	(78,289)	767,708
Total liabilities and stockholders' equity	5,784,552	(67,535)	5,717,017
Contract Balances
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' Software-as-a-Service ("SaaS") and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities. Contract liabilities are included within deferred revenues and other noncurrent liabilities on the consolidated balance sheet. Contract liabilities totaled $158 million and $173 million as of January 1, 2018 and March 31, 2018, respectively. During the three months ended March 31, 2018, we recognized revenue of approximately $11 million from contract liabilities that existed as of January 1, 2018. Contract assets are included within prepaid expenses and other current assets and other assets, net on the consolidated balance sheet. The following table presents the changes in our contract assets balance (in thousands):

Contract assets as of January 1, 2018	$75,624
Additions	6,588
Deductions	(5,133)
Contract assets as of March 31, 2018	$77,079
Our contract assets include deferred customer advances and discounts, which are capitalized and amortized in future periods as the related revenue is earned. The contract assets also include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. These assets are reviewed for recoverability on a periodic basis based on review of impairment indicators. For the three months ended March 31, 2018, we did not impair any of our contract assets as a result of the related contract becoming uncollectable, modified or canceled. Our trade accounts receivable, net recorded in accounts receivable, net on the consolidated balance sheet as of March 31, 2018 and January 1, 2018 was $577 million and $506 million, respectively. Our long-term trade unbilled receivables, net recorded in other assets, net on the consolidated balance sheet as of March 31, 2018 and January 1, 2018 was $53 million and $54 million, respectively. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
 Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts in the Travel Network and Hospitality Solutions businesses have a single performance obligation. In the Airline Solutions business, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide Airline Solutions' software solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price ("SSP") for any distinct good or service, we may be required to allocate the contract’s transaction price to each performance obligation using our best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed calendar year to determine the range of selling prices applicable to distinct good or service. In making these judgments, we analyze various factors, including value differentiators, customer segmentation and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

We recognize revenue under long-term contracts that primarily includes variable consideration based on transactions processed. A majority of our consolidated revenue is recognized as a stand-ready performance obligation with the amount recognized based on the invoiced amounts for services performed, known as right to invoice revenue recognition. Certain of our contracts, primarily in the Airlines Solutions business, contain minimum transaction volumes, which in many instances are not considered substantive as the customer is expected to exceed the minimum in the contract. Unearned performance obligations primarily consist of deferred revenue for fixed implementation fees and future product implementations, which are included in deferred revenue and other noncurrent liabilities in our consolidated balance sheet. We have not disclosed the performance obligation related to contracts containing minimum transaction volume, as it represents a subset of our business, and therefore would not be meaningful in understanding the total future revenues expected to be earned from our long term contracts. See the discussion below regarding revenue recognition of our various revenue streams for more information.
Revenue Recognition
Travel Network and Hospitality Solutions’ revenue recognition is primarily driven by GDS and central reservation system ("CRS") transactions, respectively. Airline Solutions’ revenue recognition is primarily driven by passengers boarded or other variable metrics relevant to the software service provided. Timing of revenue recognition is based on the consistent provision of services in a stand-ready series SaaS environment and the amount of revenue recognized varies with the volume of transactions processed. Our significant product and services and methods of recognition are as follows:
Stand-ready series revenue recognition
Travel Network—Travel Network's service offering is a GDS or GDS services linking and engaging transactions between travel agents (those that seek travel on behalf of travelers) and travel suppliers (such as airlines, hotels, car rental companies and cruise lines). Revenue is generated from contracts with the travel suppliers as each booking is made or transaction occurs and represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Variability in the amounts billed to the customer and revenue recognized coincides with the customer’s level of usage or value received by the customer. Travel Network's revenue for air transactions is recognized at the time of booking of the reservation, net of estimated future cancellations. Travel Network's revenue for car rental, hotel transactions and other travel providers is recognized at the time the reservation is used by the customer.
Airline Solutions and Hospitality Solutions—Airline Solutions and Hospitality Solutions provide technology solutions and other professional services to airlines, hotels and other business consumers in the travel industry. The technology solutions are primarily provided in a SaaS or hosted environment. Customers are normally charged an upfront solutions fee and a recurring usage-based fee for the use of the software, which represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution. Variability in the usage-based fee that does not align with the value provided to the customer can result in a difference between billings to the customer and the timing of contract performance and revenue recognition. This may result in a requirement to forecast expected usage-based fees and volumes over the contract term in order to determine rate for revenue recognition. This variable consideration is constrained if there is an inability to reliably forecast this revenue.
Other revenue recognition patterns
Airline Solutions also provides other services including development labor or professional consulting. These services can be sold separately or with other products and services, and Airline Solutions may bundle multiple technology solutions in one arrangement with these other services. Revenue from other services consisting of development services that represent minor configuration or professional consulting is generally recognized over the period the services are performed or upon completed delivery.
Airline Solutions also directly licenses certain software to its customers where the customer obtains control of the license. Revenue from software license fees is recognized when the customer gains control of the software enabling them to directly use the software and obtain substantially all of the remaining benefits. Fees for ongoing software maintenance are recognized ratably over the life of the contract. Under these arrangements, often we are entitled to minimum fees which are collected over the term of the agreement, while the revenue from the license is recognized at the point when the customer gains control, which results in current and long-term unbilled receivables for these arrangements.
Variability in the amounts billed to the customer and revenue recognized coincides with the customer’s level of usage with the exception of upfront solution fees, variable consideration, license and maintenance agreements and other services including development labor and professional consulting. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis across our businesses which can impact our revenue recognized.

Revenue recognition from our Airline Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimation of SSP, determination of whether variable pricing within a contract meets the allocation objective and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the net effective rate. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
We evaluate whether it is appropriate to record the gross amount of our revenues and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of our promise to the customer. We report revenue net of any revenue based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
The following table presents our revenues disaggregated by business (in thousands):

Three Months Ended March 31, 2018
Air	$593,245
Lodging, Ground and Sea	84,117
Other	43,774
Total Travel Network	721,136
SabreSonic Passenger Reservation System	120,022
Commercial and Operations Solutions	84,568
Other	2,013
Total Airline Solutions(1)	206,603
SynXis Software and Services	60,270
Other	7,858
Total Hospitality Solutions	68,128
Eliminations	(7,498)
Total Sabre Revenue	$988,369

(1) Revenue recognized upon delivery of a license to certain software from our Airline Solutions business for the three months ended March 31, 2018 was immaterial.
Contract Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value for our Airline Solutions and Hospitality Solutions businesses. These costs are capitalized, and our capitalization policy for these costs includes an annual review of the historical costs incurred to specifically obtain a new contract, as a percentage of total costs, to determine the capitalized amount for the annual period. We generally amortize these costs over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses. We also capitalize contract fulfillment costs, also referred to as capitalized implementation costs. We periodically assess capitalized implementation costs for recoverability, and our assessment did not result in an impairment for the three months ended March 31, 2018. See Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 for an overview of our policy for capitalization of implementation costs. The following table presents the changes in contract acquisition costs and capitalized implementation costs (in thousands):

Three Months Ended March 31, 2018
Contract acquisition costs:
Beginning balance (1/1/2018)	$19,353
Additions	2,443
Amortization	(1,513)
Ending balance	$20,283

Capitalized implementation costs:
Beginning balance (1/1/2018)	$194,501
Additions	11,484
Amortization	(10,017)
Other	(378)
Ending balance	$195,590

Practical Expedients and Exemptions
There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. Below is a list of practical expedients we applied in the adoption and application of ASC 606:
Application

•
When we have a right to receive consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, we recognize revenue in the amount to which we have a right to invoice.

•	We apply the allocation objective expedient where applicable, which precludes the requirement to allocate revenue across multiple performance obligations based on total transaction price.

•	We do not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

•
We generally expense sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. We also used the practical expedient to calculate contract acquisition costs based on a portfolio of contracts with similar characteristics instead of a contract by contract analysis.

Modified Retrospective Transition Adjustments

•
For contract modifications, we reflected the aggregate effect of all modifications that occurred prior to the adoption date when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied performance obligations for the modified contract at transition.

3. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts (now referred to as contract assets) are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies and Note 4. Impairment and Related Charges in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 for more information. During the year ended December 31, 2017, we evaluated the recoverability of net capitalized contract costs related to an Airline Solutions' customer and recorded a charge of $81 million. Given the uncertainty associated with the ultimate resolution of the dispute with the customer, there could be further adjustments to our consolidated statement of operations. For the three months ended March 31, 2018, there have been no adjustments to amounts previously recorded in 2017.
4. Income Taxes
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion and anti-avoidance tax ("BEAT"), foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI"), one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits.
As of March 31, 2018, we have neither completed nor made changes to our December 31, 2017 accounting of the tax effects of the enactment of the TCJA due to complexities of the TCJA, pending clarifications and additional information needed to finalize certain calculations. We recorded a reasonable estimate in our results of operations for the year ended December 31, 2017 of the effects on our existing deferred tax balances, the one-time transition tax and the effect of the TCJA on our liability related to the tax receivable agreement ("TRA"). See Note 7. Income Taxes in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 for more information. We expect to finalize the accounting for the effects of the TCJA no later than the fourth quarter of 2018, in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118"). Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.
Our effective tax rates for each of the three months ended March 31, 2018 and 2017 were 29%. A relative increase in full-year forecasted earnings across all operating jurisdictions was offset by a net decrease in the effective tax rate due to the impacts of the TCJA for the three months ended March 31, 2018 as compared to the same period in 2017. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the first quarter of 2018, we recognized a tax benefit of $1 million associated with the net reversal of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $73 million and $74 million as of March 31, 2018 and December 31, 2017, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the TRA, which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal net operating losses (“NOLs”), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $328 million, excluding interest. This includes a provisional reduction recorded in the fourth quarter of 2017 of $60 million in the TRA liability primarily resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards ("NOLs") to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next two years. We made payments of $60 million and $101 million, which included accrued interest of approximately $1 million each year, in January 2018 and 2017, respectively. As of March 31, 2018, the current portion of our TRA liability totaled $62 million and the remaining portion of $108 million, which includes less than $1 million of accrued interest, is included in other noncurrent liabilities in our consolidated balance sheet as of March 31, 2018. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
5. Debt
As of March 31, 2018 and December 31, 2017, our outstanding debt included in our consolidated balance sheets totaled $3,444 million and $3,456 million, respectively, which are net of debt issuance costs of $21 million and $23 million, respectively, and unamortized discounts of $9 million for each period presented. The following table sets forth the face values of our outstanding debt as of March 31, 2018 and December 31, 2017 (in thousands):

	Rate	Maturity	March 31, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$548,625	$555,750
Term Loan B(1)	L + 2.00%	February 2024	1,876,345	1,881,048
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Capital lease obligations			19,381	21,235
Face value of total debt outstanding			3,474,351	3,488,033
Less current portion of debt outstanding			(57,204)	(57,138)
Face value of long-term debt outstanding			$3,417,147	$3,430,895
______________________________

(1)	Pursuant to the March 2, 2018 refinancing, the interest rate on the Term Loan B was reduced from L+2.25% to L+2.00%.
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

In July 2016, Sabre GLBL entered into a series of amendments (the “Credit Agreement Amendments”) to our Amended and Restated Credit Agreement to provide for an incremental term loan under a new class with an aggregate principal amount of $600 million (the “2016 Term Loan A”) and to replace the 2013 Revolver with a new revolving credit facility totaling $400 million (the “2016 Revolver”). The proceeds of $597 million, net of $3 million discount, from the 2016 Term Loan A, were used to repay $350 million of outstanding principal on our 2013 Term Loan B and 2013 Incremental Term Loan Facility, on a pro rata basis, repay the $120 million then-outstanding balance on the 2016 Revolver, and pay $11 million in associated financing fees. We recognized a $4 million loss on extinguishment of debt in connection with these transactions during the year ended December 31, 2016.
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the 2017 Term Loan B along with the Term Loan B discount of $2 million. See Note 6. Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
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
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss on extinguishment of debt, in our consolidated results of operations during the three months ended March 31, 2018.
We had no balance outstanding under the Revolver as of March 31, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $17 million and $21 million as of March 31, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffective portion), and hedge components excluded from the assessment of effectiveness, are recognized in Other, net in the consolidated statements of operations during the current period. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 2019. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2018 and 2017. As of March 31, 2018, we estimate that $5 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of March 31, 2018 and December 31, 2017, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of March 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	211,700	59,612	0.2816
Singapore Dollar	US Dollar	67,500	50,431	0.7471
British Pound Sterling	US Dollar	23,800	32,444	1.3632
Indian Rupee	US Dollar	1,515,000	22,783	0.015
Australian Dollar	US Dollar	23,900	18,462	0.7725
Swedish Krona	US Dollar	55,200	6,764	0.1225
Brazilian Real	US Dollar	21,950	6,468	0.2947

Outstanding Notional Amounts as of December 31, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	225,000	61,016	0.2712
Singapore Dollar	US Dollar	70,750	52,065	0.7359
British Pound Sterling	US Dollar	25,900	34,307	1.3246
Indian Rupee	US Dollar	1,720,000	25,939	0.0151
Australian Dollar	US Dollar	20,750	15,932	0.7678
Swedish Krona	US Dollar	44,100	5,353	0.1214
Brazilian Real	US Dollar	16,800	4,976	0.2962
Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2018 and 2017 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$750 million	1 month LIBOR(2)	2.08%	December 31, 2018	December 31, 2019
$750 million	1 month LIBOR(2)	1.86%	December 31, 2019	December 31, 2020

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations.  Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million for the three months ended March 31, 2018 and were immaterial for the three months ended March 31, 2017. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three months ended March 31, 2018 and 2017.
In connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million in the remaining nine months of 2018 and the full year 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. We have designated these swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.
The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign exchange contracts	Prepaid expenses and other current assets	$5,040	$6,213
Foreign exchange contracts	Other accrued liabilities	(163)	—
Interest rate swaps	Prepaid expenses and other current assets	2,854	856
Interest rate swaps	Other assets, net	8,571	3,093
		$16,302	$10,162

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps	Other accrued liabilities	$(5,403)	$(7,119)
		$(5,403)	$(7,119)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Foreign exchange contracts	$2,363	$5,121
Interest rate swaps	5,548	(665)
Total	$7,911	$4,456

		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2018	2017
Foreign exchange contracts	Cost of revenue	$(3,311)	$1,519
Interest rate swaps	Interest expense, net	1,562	1,352
Total		$(1,749)	$2,871
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

Level 1-Inputs are unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Level 2-Inputs include quoted prices for similar assets and liabilities in active markets and quoted prices in non-active markets, inputs other than quoted prices that are observable, and inputs that are not directly observable, but are corroborated by observable market data.
Level 3-Inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment.
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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$4,877	$—	$4,877	$—
Interest rate swap contracts	6,022	—	6,022	—
Total	$10,899	$—	$10,899	$—

			Fair Value at Reporting Date Using
	December 31, 2017		Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$6,213		$—	$6,213	$—
Interest rate swap contracts	(3,170)		—	(3,170)	—
Total	$3,043	—	$—	$3,043	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2018.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2018 and December 31, 2017, (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Term Loan A	$551,368	$559,223	$546,460	$553,444
Term Loan B	1,885,727	1,890,453	1,869,826	1,873,993
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	535,658	546,563	530,000	530,000
5.25% Senior secured notes due 2023	506,320	512,500	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.

8. Accumulated Other Comprehensive Income (Loss)
As of March 31, 2018 and December 31, 2017, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	March 31, 2018	December 31, 2017
Defined benefit pension and other post retirement benefit plans	$(101,504)	$(102,623)
Unrealized foreign currency translation gain	14,592	11,488
Unrealized gain on foreign currency forward contracts and interest rate swaps	8,314	2,651
Total accumulated other comprehensive loss, net of tax	$(78,598)	$(88,484)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in the consolidated statements of operations. See Note 6. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations	$90,449	$77,722
Less: Net income attributable to noncontrolling interests	1,362	1,306
Net income from continuing operations available to common stockholders, basic and diluted	$89,087	$76,416
Denominator:
Basic weighted-average common shares outstanding	274,720	277,353
Add: Dilutive effect of stock options and restricted stock awards	2,124	2,206
Diluted weighted-average common shares outstanding	276,844	279,559
Earning per share from continuing operations:
Basic	$0.32	$0.28
Diluted	$0.32	$0.27
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 3 million of anti-dilutive common stock equivalents for each of the three months ended March 31, 2018 and 2017.
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
We have accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense in the fourth quarter of 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to conclusion of the appellate process and, if US Airways ultimately prevails on the appeal, final decision by the trial court, which may itself be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of March 31, 2018. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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

Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India. Our case has been listed for hearing with the Supreme Court, and it has not yet been presented. We have appealed the tax assessments for the assessment years ended March 2013 and March 2015 with the ITAT and no trial date has been set for these subsequent years.
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2014 and appeals for assessment years ending March 2006 through 2014 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $46 million as of March 31, 2018. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of March 31, 2018. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.

As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a payment card industry data ("PCI") forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
11. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective the first quarter of 2018, our business has three reportable segments: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. Each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of segment profitability only.
Our CODM utilizes Adjusted Gross Profit, Adjusted Operating Income and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain expenses such as accounting, finance, human resources, legal, corporate systems, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Network to Airline Solutions for airline trips booked through our GDS.
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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive consideration and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, acquisition-related amortization, litigation costs, net, and stock-based compensation.

We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, litigation costs, net, stock-based compensation and provision for income taxes.
Segment information for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
Travel Network	$721,136	$663,477
Airline Solutions	206,603	193,613
Hospitality Solutions	68,128	64,363
Eliminations	(7,498)	(6,100)
Total revenue	$988,369	$915,353
Adjusted Gross Profit(a)
Travel Network	$298,017	$307,067
Airline Solutions	89,764	74,530
Hospitality Solutions	20,243	18,815
Corporate	(3,444)	365
Total	$404,580	$400,777
Adjusted Operating Income(b)
Travel Network	$211,845	$229,030
Airline Solutions	30,712	19,719
Hospitality Solutions	2,137	(322)
Corporate	(47,098)	(37,487)
Total	$197,596	$210,940
Adjusted EBITDA(c)
Travel Network	$261,588	$271,514
Airline Solutions	74,419	56,834
Hospitality Solutions	11,759	7,022
Total segments	347,766	335,370
Corporate	(46,428)	(37,809)
Total	$301,338	$297,561
Depreciation and amortization
Travel Network	$30,287	$26,352
Airline Solutions	43,707	37,115
Hospitality Solutions	9,622	7,344
Total segments	83,616	70,811
Corporate	18,260	34,859
Total	$101,876	$105,670
Capital Expenditures
Travel Network	$14,295	$26,273
Airline Solutions	24,345	36,891
Hospitality Solutions	10,174	8,175
Total segments	48,814	71,339
Corporate	15,885	16,979
Total	$64,699	$88,318
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted Gross Profit	$404,580	$400,777
Less adjustments:
Selling, general and administrative	130,111	144,441
Cost of revenue adjustments:
Depreciation and amortization(1)	83,926	73,697
Amortization of upfront incentive consideration(2)	19,456	16,132
Stock-based compensation	5,686	3,181
Operating income	$165,401	$163,326

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted Operating Income	$197,596	$210,940
Less adjustments:
Joint venture equity income	1,171	898
Acquisition-related amortization(1c)	17,590	35,181
Litigation costs, net(4)	828	3,501
Stock-based compensation	12,606	8,034
Operating income	$165,401	$163,326

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA	$301,338	$297,561
Less adjustments:
Depreciation and amortization of property and equipment(1a)	74,463	61,300
Amortization of capitalized implementation costs(1b)	9,823	9,189
Acquisition-related amortization(1c)	17,590	35,181
Amortization of upfront incentive consideration(2)	19,456	16,132
Interest expense, net	38,109	39,561
Loss on extinguishment of debt	633	—
Other, net(3)	1,106	15,234
Litigation costs, net(4)	828	3,501
Stock-based compensation	12,606	8,034
Provision for income taxes	36,275	31,707
Income from continuing operations	$90,449	$77,722
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(4)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies.

12. Subsequent Events
As stated in Note 5. Debt, our outstanding senior secured credit facilities have variable interest rates. In April 2018, we entered into five interest rate swap arrangements totaling $1.35 billion, which effectively converted a portion of our variable-rate debt based on one-month LIBOR to a fixed rate. We have designated these swaps as cash flow hedges, and they have maturity dates ranging from December 31, 2019 to December 31, 2021. The objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 16, 2018.
Overview
We connect people and places with technology that reimagines the business of travel. Effective the first quarter of 2018, we operate through three business segments: (i) Travel Network, our global business-to-business travel marketplace for travel suppliers and travel buyers, (ii) Airline Solutions, a broad portfolio of software technology products and solutions primarily for airlines, and (iii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. Collectively, these offerings enable travel suppliers to better serve their customers across the entire travel lifecycle, from route planning to post-trip business intelligence and analytics.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline Solutions and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as upfront fees and professional service fees. Items that are not allocated to our business segments are identified as corporate and primarily include stock-based compensation expense, litigation costs, corporate headcount-related costs and other items that are not identifiable with either one of our segments.
Recent Developments Affecting our Results of Operations
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance, ASC 606, which replaced the previous standard ASC 605, using the modified retrospective approach. Under the updated standard, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The adoption of the updated standard may result in a reduction to our future revenue for the Airline Solutions' business of approximately $30 million to $40 million in 2018 before the impact of new sales. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements for more information on impacts of ASC 606 to our various streams of revenue recognition.
Effective the first quarter of 2018, we disaggregated the Airline and Hospitality Solutions reportable segment, such that our business has three reportable segments comprised of: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. In conjunction with this change, we have modified the methodology we have historically used to allocate shared corporate technology costs. Each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of segment profitability only, which aligns with information that our Chief Operating Decision Maker began utilizing in 2018 to evaluate segment performance and allocate resources.

On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), BEAT, FDII and GILTI, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We recorded provisional amounts in the fourth quarter of 2017 for our one-time transition tax liability and a reduction to our TRA liability. We expect to finalize the accounting for the effects of the TCJA no later than the fourth quarter of 2018, in accordance with SAB 118. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined. We have not made any adjustments to the provisional amounts recorded in 2017 during the three months ended March 31, 2018. See Note 7. Income Taxes, to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018 for more information.
The rate of growth of Airline Solutions revenue is impacted by the previously announced termination of an agreement with Southwest Airlines at the end of the second quarter in 2017 related to services and processing for their legacy reservations system.
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 16, 2018. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 16, 2018.
Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline Solutions and Hospitality Solutions primarily generate revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Airline Solutions also generates revenue through software licensing and maintenance fees.
In connection with the adoption of ASC 606 effective January 1, 2018, in the year of adoption and subsequent years, we currently expect a significant reduction in revenues for the Airline Solutions business for existing open contracts as of that date, and before the impact of new sales. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements, and "Recent Developments Affecting our Results of Operations" above.
Cost of Revenue
Cost of revenue incurred by Travel Network, Airline Solutions and Hospitality Solutions consists of expenses related to our technology infrastructure that hosts our GDS and software solutions, salaries and benefits, and allocated overhead such as facilities and other support costs. Cost of revenue for Travel Network also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis.
Corporate cost of revenue includes expenses associated with our technology organization such as corporate systems and risk and security. Corporate cost of revenue also includes certain expenses such as impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of contract implementation costs which relates to Airline Solutions and Hospitality Solutions, intangible assets for technology purchased through acquisitions or established with our take-private transaction, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, including stock-based compensation, for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, bad debt expense, depreciation and amortization and other overhead costs.

Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline Solutions and Hospitality Solutions pay fees to Travel Network for airline trips and hotel stays booked through our GDS.
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

	Three Months Ended March 31,
	2018	2017	% Change
Travel Network
Direct Billable Bookings - Air	134,651	127,364	5.7%
Direct Billable Bookings - LGS	16,181	15,338	5.5%
Total Direct Billable Bookings	150,832	142,702	5.7%
Airline Solutions Passengers Boarded	174,643	196,343	(11.1)%
Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income from continuing operations ("Adjusted Net Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive consideration and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, acquisition-related amortization, litigation costs, net and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, litigation costs, net, stock-based compensation and tax impact of net income adjustments.
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
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. We also believe that Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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

•
Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and

•
other companies, including companies in our industry, may calculate Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$87,880	$75,939
Loss from discontinued operations, net of tax	1,207	477
Net income attributable to noncontrolling interests(1)	1,362	1,306
Income from continuing operations	90,449	77,722
Adjustments:
Acquisition-related amortization(2a)	17,590	35,181
Loss on extinguishment of debt	633	—
Other, net(4)	1,106	15,234
Litigation costs(5)	828	3,501
Stock-based compensation	12,606	8,034
Tax impact of net income adjustments	(2,002)	(21,568)
Adjusted Net Income from continuing operations	$121,210	$118,104
Adjusted Net Income from continuing operations per share	$0.44	$0.42
Diluted weighted-average common shares outstanding	276,844	279,559

Adjusted Net Income from continuing operations	$121,210	$118,104
Adjustments:
Depreciation and amortization of property and equipment(2b)	74,463	61,300
Amortization of capitalized implementation costs(2c)	9,823	9,189
Amortization of upfront incentive consideration(3)	19,456	16,132
Interest expense, net	38,109	39,561
Remaining provision for income taxes	38,277	53,275
Adjusted EBITDA	$301,338	$297,561
Less:
Depreciation and amortization(2)	101,876	105,670
Amortization of upfront incentive consideration(3)	19,456	16,132
Acquisition-related amortization(2a)	(17,590)	(35,181)
Adjusted Operating Income	$197,596	$210,940

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended March 31, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$210,674	30,712	$2,137	$(78,122)	$165,401
Add back:
Selling, general and administrative	40,505	18,217	9,416	61,973	130,111
Cost of revenue adjustments:
Depreciation and amortization(2)	27,382	40,835	8,690	7,019	83,926
Amortization of upfront incentive consideration(3)	19,456	—	—	—	19,456
Stock-based compensation	—	—	—	5,686	5,686
Adjusted Gross Profit	298,017	89,764	20,243	(3,444)	404,580
Selling, general and administrative	(40,505)	(18,217)	(9,416)	(61,973)	(130,111)
Joint venture equity income	1,171	—	—	—	1,171
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,905	2,872	932	11,241	17,950
Litigation costs(5)	—	—	—	828	828
Stock-based compensation	—	—	—	6,920	6,920
Adjusted EBITDA	261,588	74,419	11,759	(46,428)	301,338
Less:
Depreciation and amortization(2)	30,287	43,707	9,622	18,260	101,876
Amortization of upfront incentive consideration(3)	19,456	—	—	—	19,456
Acquisition-related amortization(2a)	—	—	—	(17,590)	(17,590)
Adjusted Operating Income (Loss)	$211,845	$30,712	$2,137	$(47,098)	$197,596

	Three Months Ended March 31, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$228,132	19,719	$(322)	$(84,203)	$163,326
Add back:
Selling, general and administrative	39,710	19,888	12,060	72,783	144,441
Cost of revenue adjustments:
Depreciation and amortization(2)	23,093	34,923	7,077	8,604	73,697
Amortization of upfront incentive consideration(3)	16,132	—	—	—	16,132
Stock-based compensation	—	—	—	3,181	3,181
Adjusted Gross Profit	307,067	74,530	18,815	365	400,777
Selling, general and administrative	(39,710)	(19,888)	(12,060)	(72,783)	(144,441)
Joint venture equity income	898	—	—	—	898
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,259	2,192	267	26,255	31,973
Litigation costs(5)	—	—	—	3,501	3,501
Stock-based compensation	—	—	—	4,853	4,853
Adjusted EBITDA	271,514	56,834	7,022	(37,809)	297,561
Less:
Depreciation and amortization(2)	26,352	37,115	7,344	34,859	105,670
Amortization of upfront incentive consideration(3)	16,132	—	—	—	16,132
Acquisition-related amortization(2a)	—	—	—	(35,181)	(35,181)
Adjusted Operating Income (Loss)	$229,030	$19,719	$(322)	$(37,487)	$210,940

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$195,192	$123,035
Cash used in investing activities	(64,699)	(88,318)
Cash used in financing activities	(128,471)	(107,788)

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$195,192	$123,035
Additions to property and equipment	(64,699)	(88,318)
Free Cash Flow	$130,493	$34,717
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Abacus International Lanka Pte Ltd of 40%, and (iv) Sabre Bulgaria of 40% beginning in November 2017.

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

(5)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies, to our consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Revenue	$988,369	$915,353
Cost of revenue	692,857	607,586
Selling, general and administrative	130,111	144,441
Operating income	165,401	163,326
Interest expense, net	(38,109)	(39,561)
Loss on extinguishment of debt	(633)	—
Joint venture equity income	1,171	898
Other expense, net	(1,106)	(15,234)
Income from continuing operations before income taxes	126,724	109,429
Provision for income taxes	36,275	31,707
Income from continuing operations	$90,449	$77,722

Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$721,136	$663,477	$57,659	9%
Airline Solutions	206,603	193,613	12,990	7%
Hospitality Solutions	68,128	64,363	3,765	6%
Total segment revenue	995,867	921,453	74,414	8%
Eliminations	(7,498)	(6,100)	(1,398)	(23)%
Total revenue	$988,369	$915,353	$73,016	8%
Travel Network—Revenue increased $58 million, or 9%, for the three months ended March 31, 2018 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $58 million to $677 million. This increase is a result of a 6% increase in Direct Billable Bookings to 151 million and an increase in the average booking fee rate during the three months ended March 31, 2018.
Airline Solutions—Revenue increased $13 million, or 7%, for the three months ended March 31, 2018 compared to the same period in the prior year. The $13 million increase in revenue primarily resulted from:

•
SabreSonic Passenger Reservation System revenue remained consistent for the three months ended March 31, 2018 compared to the same period in the prior year. Passengers Boarded decreased by 11% to 175 million for the three months ended March 31, 2018 driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system at the end of the second quarter in 2017, which was at a lower than average passengers boarded rate. This decrease was offset by an increase in volumes from consistent carrier growth of 6%;

•
a $16 million increase in AirVision and AirCentre commercial and operations solutions driven by newly implemented products including upfront revenue recognition for license fees from renewals and new implementations offset by impacts related to the adoption of the ASC 606 (see "Recent Developments Affecting our Results of Operations" above); and

•	a $3 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $4 million, or 6%, for the three months ended March 31, 2018 compared to the same period in the prior year, driven primarily by an $8 million increase in SynXis Software and Services revenue from new and existing customers, offset by a decrease of $4 million in DX revenue. Total Central Reservation System transactions for the three months ended March 31, 2018 were 17 million.

Cost of Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$423,120	$356,410	$66,710	19%
Airline Solutions	116,839	119,083	(2,244)	(2)%
Hospitality Solutions	47,886	45,549	2,337	5%
Eliminations	(7,498)	(6,080)	(1,418)	(23)%
Total segment cost of revenue	580,347	514,962	65,385	13%
Corporate	9,129	2,795	6,334	227%
Depreciation and amortization	83,925	73,697	10,228	14%
Amortization of upfront incentive consideration	19,456	16,132	3,324	21%
Total cost of revenue	$692,857	$607,586	$85,271	14%
Travel Network—Cost of revenue increased $67 million, or 19%, for the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to a $55 million increase in incentive consideration in all regions, including a prior year reduction to incentive consideration associated with the renegotiation of an out of market agreement with a travel agency from our acquisition of Abacus of $16 million. Technology infrastructure and labor costs increased $11 million, which includes costs incurred to comply with the General Data Protection Regulation ("GDPR").
Airline Solutions—Cost of revenue decreased $2 million, or 2%, for the three months ended March 31, 2018 compared to the same period in the prior year. The decrease was primarily the result of decreased labor costs and service level agreements penalties for the three months ended March 31, 2018 compared to the same period in the prior year, partially offset by an increase in technology infrastructure costs to support the growth in the business.
Hospitality Solutions—Cost of revenue increased $2 million, or 5%, for the three months ended March 31, 2018 compared to the same period in the prior year from an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs increased $6 million, or 227%, for the three months ended March 31, 2018 compared to the same period in the prior year. This increase was primarily due to higher technology infrastructure and labor costs resulting from the shift to open source and cloud-based solutions and compliance with GDPR regulations.
Depreciation and amortization—Depreciation and amortization increased $10 million, or 14%, for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $3 million, or 21%, for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$130,111	$144,441	$(14,330)	(10)%
Selling, general and administrative expenses decreased $14 million, or 10%, for the three months ended March 31, 2018 compared to the same period in the prior year. Intangible amortization expense decreased by $15 million due to the completion at the end of the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007. Labor costs declined $6 million due to workforce reductions implemented in the last half of 2017. These decreases were offset by an increase of $8 million in technology infrastructure costs.
Other expense, net

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Other expense, net	$(1,106)	$(15,234)	$14,128	(93)%
Other expense, net decreased $14 million, or 93%, for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a $12 million loss related to debt modification costs associated with our debt refinancing in the first quarter of 2017.

Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	Change
	(Amounts in thousands)
Provision for income taxes	$36,275	$31,707	$4,568	14%
Our effective tax rates for each of the three months ended March 31, 2018 and 2017 were 29%. The increase in the provision of income taxes for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily driven by a relative increase in full year forecasted earnings across all operating jurisdictions, offset by a net decrease in the effective tax rate due to the impacts of the TCJA. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2018 and December 31, 2017, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$361,103	$361,381
Available balance under the Revolver	382,574	378,542
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	17,426	21,458
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2018 and December 31, 2017.
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
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We funded TRA payments of $60 million and $101 million, including interest, due in January 2018 and 2017, respectively, with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.

Dividends
During the three months ended March 31, 2018, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $391 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2018. For the three months ended March 31, 2018, there were no shares repurchased pursuant to this share repurchase program.
Secondary Public Offering
During the three months ended March 31, 2018, certain of our stockholders sold an aggregate of 15,000,000 shares of our common stock through a secondary public offering. We did not offer any shares or receive any proceeds from this secondary public offering.
Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into the 2017 Term Facility Amendment. The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with the 2017 Term Loan B with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million. See Note 6. Derivatives, to our consolidated financial statements for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
On August 23, 2017, Sabre GLBL conducted the 2017 Refinancing to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver. We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included the $400 million Revolver that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million Term Loan B and $570 million Term Loan A to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The applicable interest rate margins opened at 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans until November 2, 2017.
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B as discussed above. See "—Recent Events Impacting Our Liquidity and Capital Resources" above.
We had no balance outstanding under the Revolver as of March 31, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $17 million and $21 million as of March 31, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.

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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 4. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 4. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $170 million, excluding interest. The current portion of our TRA liability totaled $62 million, and the remaining portion of $108 million is included in other noncurrent liabilities in our consolidated balance sheet as of March 31, 2018. We expect a majority of the future payments under the TRA to be made over the next two years. In the fourth quarter of 2017, we recorded a reduction of $60 million in the TRA liability primarily due to a provisional adjustment resulting from the enactment of the TCJA, which reduced the U.S. corporate income tax rate. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $60 million and $101 million, including interest, in January 2018 and 2017, respectively. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 4. Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.
Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Cash provided by operating activities	$195,192	$123,035
Cash used in investing activities	(64,699)	(88,318)
Cash used in financing activities	(128,471)	(107,788)
Cash used in discontinued operations	(1,139)	(1,846)
Effect of exchange rate changes on cash and cash equivalents	(1,161)	(1,558)
Decrease in cash and cash equivalents	$(278)	$(76,475)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2018 was $195 million and consisted of net income from continuing operations of $90 million, adjustments for non-cash and other items of $164 million and a decrease in cash from changes in operating assets and liabilities of $59 million. The adjustments for non-cash and other items consist primarily of $102 million of depreciation and amortization, $20 million in deferred income taxes, $19 million in amortization of upfront incentive consideration and $13 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $59 million was primarily the result of a $89 million increase in accounts receivable due to seasonality, $54 million used to accrued compensation and related benefits, $26 million used for upfront incentive consideration, and $11 million used for capitalized implementation costs. These decreases were partially offset by an increase of $99 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, $8 million used for prepaid expenses and other current assets, and an increase of $16 million in deferred revenue partially driven by upfront solution fees.

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
Investing Activities
For the three months ended March 31, 2018, we used cash of $65 million on capital expenditures, including $57 million related to software developed for internal use.
For the three months ended March 31, 2017, we used cash of $88 million on capital expenditures, including $68 million related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2018, we used $128 million for financing activities. Significant highlights of our financing activities include:

•	second annual payment on the TRA liability for $59 million, excluding interest;

•	payment of $39 million in dividends on our common stock;

•	payment of $12 million on our Term Loan A and Term Loan B and $2 million in debt issuance and modification costs; and

•
net payments of $5 million from the settlement of employee stock-option awards, including payments of $8 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the three months ended March 31, 2017, we used $108 million for financing activities. Significant highlights of our financing activities include:

•
receipt of proceeds of $1,898 million (net of $2 million discount) from the New Term Loan B, which were used to pay off approximately $1,765 million of all existing classes of outstanding term loans (other then the Term Loan A) and $10 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	first annual payment on the TRA liability for $99 million, excluding interest;

•	payment of $39 million in dividends on our common stock;

•	repurchase of 532,500 shares of our common stock outstanding totaling $12 million; and

•
net receipts of $2 million from the settlement of employee stock-option awards, including payments of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Contractual Obligations
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B. There were no other material changes to our future minimum contractual obligations since December 31, 2017 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 16, 2018.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2018 and year ended December 31, 2017.
Recent Accounting Pronouncements
Information related to Recent Accounting Pronouncements is included in Note 1. General Information, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and travel supplier liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2017 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018.

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
Internal Control Over Financial Reporting
We adopted and implemented ASC 606 in the first quarter of 2018, which impacted our consolidated balance sheet and our ongoing revenue recognition. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements, for more information on the impacts of adopting ASC 606 and ongoing considerations. In connection with the adoption of ASC 606, we modified our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including our accounting policies and procedures, operational processes and documentation practices. These modifications included:

•	updates to our policies and procedures for revenue recognition, including assessment of SSP and documentation processes related to meeting the new criteria for revenue recognition;

•	changes to our contract review controls to take into account the new criteria for recognizing revenue, with specific focus on assessing whether the allocation objective is met;

•	the addition of controls for reviewing recoverability of contract assets and reevaluation of our significant contract judgments and estimates on a periodic basis; and

•	the addition of controls to address related required disclosures, including processes to evaluate changes in contract assets and liabilities and disaggregation of revenue.
Other than the impacts due to the adoption of ASC 606 described above, there have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 10. Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Our Travel Network, Airline Solutions and Hospitality Solutions revenue is largely tied to travel suppliers’ transaction volumes rather than to their unit pricing for an airplane ticket, hotel room or other travel products. This revenue is generally not contractually committed to recur annually under our agreements with our travel suppliers. As a result, our revenue is highly dependent on the global travel industry, particularly air travel from which we derive a substantial amount of our revenue, and directly correlates with global travel, tourism and transportation transaction volumes. Our revenue is therefore highly susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, and therefore may not recur if these declines or disruptions occur.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Airline Solutions and Hospitality Solutions businesses provide to airlines and hotels. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.

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
We process, store, and transmit large amounts of data, including personally identifiable information ("PII") and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.

In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, who engaged a PCI forensic investigator to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. The costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand, or indemnification obligations to our customers, as well as any other impacts or remediation related to them, may be material. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
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
In our Travel Network, Airline Solutions and Hospitality Solutions businesses, the implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:

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
Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or travel management companies ("TMCs"), thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, in addition to damages related to the allegations of breach of contract and tortious interference with agency contracts. We deny the allegations and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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

Our ability to maintain and grow our Airline Solutions and Hospitality Solutions businesses may be negatively affected by competition from other third-party solutions providers and new participants that seek to enter the solutions market.
Our Airline Solutions and Hospitality Solutions businesses principally face competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business but our primary competitors are in the hospitality CRS and property management system ("PMS") fields.
Factors that may affect the competitive success of our Airline Solutions and Hospitality Solutions businesses include our pricing structure, our ability to keep pace with technological developments, the effectiveness and reliability of our implementation and system migration processes, our ability to meet a variety of customer specifications, the effectiveness and reliability of our systems, the cost and efficiency of our system upgrades and our customer support services. Our failure to compete effectively on these and other factors could decrease our market share, adversely impact our pricing or otherwise negatively affect our Airline Solutions and Hospitality Solutions businesses.
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

Our Travel Network, Airline Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.
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
Similarly, our Airline Solutions and Hospitality Solutions businesses are based on contracts with travel suppliers for a typical duration of three to seven years for airlines and one to five years for hotels, respectively. We cannot guarantee that we will be able to renew our solutions contracts in the future on favorable economic terms or at all.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10. Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. Depending on the outcome of any of these proceedings, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 10. Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Further, the United States has imposed economic sanctions that affect transactions with designated countries, including Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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

We consider the investment in our foreign subsidiaries as of March 31, 2018 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.
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
Our consolidated balance sheet at March 31, 2018 contained goodwill and intangible assets, net totaling $3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of March 31, 2018, we had $3.4 billion of indebtedness outstanding in addition to $383 million of availability under our Revolver, after taking into account the availability reduction of $17 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the three months ended March 31, 2018, foreign currency operations included $81 million of revenue and $155 million of operating expenses, representing approximately 8% and 19% of our total revenue and operating expenses, respectively. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% of our operating expenses for the three months ended March 31, 2018 and the year ended December 31, 2017. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
As of March 31, 2018, the Principal Stockholders (as defined below) own, in the aggregate, approximately 20% of our outstanding common stock and, consequently, have significant influence over us.
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
Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2018. Approximately $391 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2018.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.37+*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.38+*	Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.56+
Amendment to Letter Agreement by and between Sabre GLBL, Inc. and Rick Simonson, dated January 11, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2018).

10.57
Fifth Term Loan B Refinancing Amendment to Amended and Restated Credit Agreement, dated March 2, 2018, among Sabre GLBL Inc., Sabre Holdings Corporation, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and the 2018 Other Term B Lenders party thereto (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2018).

10.58+*	Form of Chairman of the Board Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.59+
Amendment to Employment Agreement by and between Sabre Corporation and Rachel Gonzalez, dated March 27, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 27, 2018).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	May 1, 2018	By:	/s/ Richard A. Simonson
Richard A. Simonson
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)