Form 10-Q
period 2018-06-30
Sabre Corp
filed 2018-07-31
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 26, 2018, 275,148,798 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$984,376	$900,663	$1,972,745	$1,816,016
Cost of revenue	721,759	643,067	1,414,616	1,250,653
Selling, general and administrative	123,784	146,856	253,895	291,297
Impairment and related charges	—	92,022	—	92,022
Operating income	138,833	18,718	304,234	182,044
Other income (expense):
Interest expense, net	(39,409)	(38,097)	(77,518)	(77,658)
Loss on extinguishment of debt	—	—	(633)	—
Joint venture equity income	951	513	2,122	1,411
Other, net	(7,735)	(752)	(8,841)	(15,986)
Total other expense, net	(46,193)	(38,336)	(84,870)	(92,233)
Income (loss) from continuing operations before income taxes	92,640	(19,618)	219,364	89,811
Provision (benefit) for income taxes	75	(15,466)	36,350	16,241
Income (loss) from continuing operations	92,565	(4,152)	183,014	73,570
Income (loss) from discontinued operations, net of tax	760	(1,222)	(447)	(1,699)
Net income (loss)	93,325	(5,374)	182,567	71,871
Net income attributable to noncontrolling interests	1,079	1,113	2,441	2,419
Net income (loss) attributable to common stockholders	$92,246	$(6,487)	$180,126	$69,452

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.33	$(0.02)	$0.66	$0.26
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share	$0.33	$(0.02)	$0.66	$0.25
Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.33	$(0.02)	$0.65	$0.25
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share	$0.33	$(0.02)	$0.65	$0.25
Weighted-average common shares outstanding:
Basic	275,715	278,441	275,220	277,900
Diluted	277,180	278,441	276,565	279,919

Dividends per common share	$0.14	$0.14	$0.28	$0.28
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$93,325	$(5,374)	$182,567	$71,871
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA (losses) gains, net of tax	(6,298)	8,483	(3,324)	7,669
Net change in foreign CTA (losses) gains, net of tax	(6,298)	8,483	(3,324)	7,669
Retirement-related benefit plans:
Amortization of prior service credits	(310)	(99)	(588)	(457)
Amortization of actuarial losses	1,397	520	2,794	2,395
Net change in retirement-related benefit plans, net of tax	1,087	421	2,206	1,938
Derivatives and securities:
Unrealized (losses) gains, net of taxes of $1,112, $(804), $(909) and $(1,648)	(5,226)	2,345	2,186	7,000
Reclassification adjustment for realized gains (losses), net of taxes of $(132), $(683), $220 and $(1,598)	69	806	(1,679)	3,677
Net change in derivatives and securities, net of tax	(5,157)	3,151	507	10,677
Share of other comprehensive income of joint venture	139	118	269	50
Other comprehensive (loss) income	(10,229)	12,173	(342)	20,334
Comprehensive income	83,096	6,799	182,225	92,205
Less: Comprehensive income attributable to noncontrolling interests	(1,079)	(1,113)	(2,441)	(2,419)
Comprehensive income attributable to Sabre Corporation	$82,017	$5,686	$179,784	$89,786

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$370,003	$361,381
Accounts receivable, net	562,147	490,558
Prepaid expenses and other current assets	163,095	108,753
Total current assets	1,095,245	960,692
Property and equipment, net of accumulated depreciation of $1,379,864 and $1,236,523	787,583	799,194
Investments in joint ventures	28,936	27,527
Goodwill	2,553,002	2,554,987
Acquired customer relationships, net of accumulated amortization of $699,703 and $687,072	337,248	351,034
Other intangible assets, net of accumulated amortization of $616,590 and $594,015	309,595	332,171
Deferred income taxes	37,913	31,817
Other assets, net	633,761	591,942
Total assets	$5,783,283	$5,649,364

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$164,868	$162,755
Accrued compensation and related benefits	85,493	112,343
Accrued subscriber incentives	316,486	271,200
Deferred revenues	81,002	110,532
Other accrued liabilities	204,747	198,353
Current portion of debt	57,168	57,138
Tax Receivable Agreement	93,439	59,826
Total current liabilities	1,003,203	972,147
Deferred income taxes	192,339	99,801
Other noncurrent liabilities	331,390	480,185
Long-term debt	3,374,826	3,398,731
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 291,397 and 289,138 shares issued, 275,125 and 274,342 shares outstanding at June 30, 2018 and December 31, 2017, respectively	2,914	2,891
Additional paid-in capital	2,210,820	2,174,187
Treasury Stock, at cost, 16,272 and 14,796 shares at June 30, 2018 and December 31, 2017, respectively	(377,000)	(341,846)
Retained deficit	(848,948)	(1,053,446)
Accumulated other comprehensive loss	(111,125)	(88,484)
Noncontrolling interest	4,864	5,198
Total stockholders’ equity	881,525	698,500
Total liabilities and stockholders’ equity	$5,783,283	$5,649,364

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$182,567	$71,871
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204,819	198,687
Deferred income taxes	57,538	(16,121)
Amortization of upfront incentive consideration	39,117	32,293
Stock-based compensation expense	26,200	22,758
Allowance for doubtful accounts	3,152	5,356
Joint venture equity income	(2,122)	(1,411)
Amortization of debt issuance costs	1,995	3,640
Debt modification costs	1,558	11,730
Dividends received from joint venture investments	981	896
Loss on extinguishment of debt	633	—
Loss from discontinued operations	447	1,699
Impairment and related charges	—	92,022
Other	1,875	7,135
Changes in operating assets and liabilities:
Accounts and other receivables	(83,162)	(125,913)
Prepaid expenses and other current assets	9,777	(1,434)
Capitalized implementation costs	(21,597)	(31,444)
Upfront incentive consideration	(43,463)	(37,260)
Other assets	(16,867)	(31,207)
Accrued compensation and related benefits	(30,683)	7,170
Accounts payable and other accrued liabilities	(8,597)	41,702
Deferred revenue including upfront solution fees	17,671	25,707
Cash provided by operating activities	341,839	277,876
Investing Activities
Additions to property and equipment	(131,886)	(167,410)
Cash used in investing activities	(131,886)	(167,410)
Financing Activities
Cash dividends paid to common stockholders	(77,053)	(77,934)
Payments on Tax Receivable Agreement	(58,908)	(99,241)
Repurchase of common stock	(26,281)	(22,213)
Payments on borrowings from lenders	(23,655)	(1,856,803)
Net receipts on the settlement of equity-based awards	1,637	9,383
Debt issuance and modification costs	(1,567)	(12,380)
Proceeds of borrowings from lenders	—	1,897,625
Other financing activities	(15,698)	(749)
Cash used in financing activities	(201,525)	(162,312)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,064)	(2,780)
Cash used in discontinued operations	(3,064)	(2,780)
Effect of exchange rate changes on cash and cash equivalents	3,258	(2,792)
Increase (decrease) in cash and cash equivalents	8,622	(57,418)
Cash and cash equivalents at beginning of period	361,381	364,114
Cash and cash equivalents at end of period	$370,003	$306,696
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. Effective the first quarter of 2018, our business has three reportable segments and each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of segment profitability only. Prior year amounts have been recast for the disaggregation of our segments and the modification of our allocation of shared corporate costs where applicable.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which consist of significant estimates and assumptions, include, among other things, the estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system (“GDS”), revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of customer implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, and estimation of uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. Additionally, see Note 2. Revenue from Contracts with Customers for additional information on the use of significant estimates and assumptions in recognizing revenue.
Stockholders’ Equity—During the six months ended June 30, 2018, we issued 2,258,615 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we had $2 million in net receipts from the exercise of employee stock-option awards, which includes a $9 million payment of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $77 million and $78 million, during the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, certain of our stockholders sold an aggregate of 31,000,000 shares of our common stock through secondary public offerings. See section "—Share Repurchase Program" for information on shares we repurchased in connection with this offering. We did not offer any shares or receive any proceeds from these secondary public offerings.

Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2018. For the six months ended June 30, 2018, we repurchased 1,075,255 shares totaling $26 million pursuant to this share repurchase program, including the repurchase of 1,000,000 shares of our common stock for approximately $24 million in connection with a secondary public offering as described in "—Stockholders' Equity."
Adoption of New Accounting Standards
In June 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance for share-based payment awards issued to non-employees. The updated standard aligns the accounting for share-based payment awards for non-employees with employees, except for guidance related to the attribution of compensation costs for non-employees. The Accounting Standards Update ("ASU") is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods for public business entities, with early adoption permitted. We early adopted this standard in the second quarter of 2018, which did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued updated guidance to give entities the option to reclassify to retained earnings the tax effects of items within accumulated other comprehensive income ("stranded tax effects") resulting from a reduction of the federal corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. See Note 7. Income Taxes in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for additional information on certain impacts related to the enactment of the TCJA. We early adopted the updated standard in the second quarter of 2018 and elected to reclassify the stranded income tax effects related to the enactment of the TCJA to retained earnings. The adoption of this ASU resulted in a decrease in our retained deficit of $22 million with a corresponding increase to accumulated other comprehensive income primarily as a result of reclassifying stranded tax effects for our retirement-related benefit plans. The adoption of this updated standard did not have a material impact on our consolidated results of operations and statement of cash flows.
In August 2017, the FASB issued updated guidance to expand and simplify the application of hedge accounting. The updated standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We early adopted this standard in the second quarter of 2018, which did not have a material impact on our consolidated financial statements.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard on its effective date of January 1, 2019 and expect to elect the package of practical expedients upon adoption. We are in the process of cataloging our existing lease contracts and implementing changes to our processes and systems. We do not expect that the adoption of this updated standard will have a material impact on our consolidated results of operations and cash flows.

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
The following tables set forth the impact of the adoption of the revenue recognition standard to our reported results on our consolidated statement of operations and consolidated balance sheet, respectively (in thousands):

	Six Months Ended June 30, 2018
	As reported ASC 606	Adjustments	ASC 605
Revenue	$1,972,745	$16,915	$1,989,660
Cost of Revenue	1,414,616	2,447	1,417,063
Selling, general and administrative	253,895	(221)	253,674
Operating income	304,234	14,689	318,923
Income from continuing operations before income taxes	219,364	14,689	234,053
Provision for income taxes	36,350	3,133	39,483
Income from continuing operations	183,014	11,556	194,570
Net income	182,567	11,556	194,123
Net income attributable to common stockholders	180,126	11,556	191,682

	June 30, 2018
	As reported ASC 606	Adjustments	ASC 605
Accounts receivable, net	$562,147	$(30,589)	$531,558
Prepaid expenses and other current assets	163,095	(17,620)	145,475
Total current assets	1,095,245	(48,209)	1,047,036
Other assets, net	633,761	(6,865)	626,896
Total assets	5,783,283	(55,074)	5,728,209
Accrued subscriber incentives	316,486	4,746	321,232
Deferred revenues	81,002	51,710	132,712
Other accrued liabilities	204,747	(24,224)	180,523
Total current liabilities	1,003,203	32,232	1,035,435
Deferred income taxes	192,339	(19,966)	172,373
Other noncurrent liabilities	331,390	(253)	331,137
Retained deficit	(848,948)	(67,087)	(916,035)
Total stockholders' equity	881,525	(67,087)	814,438
Total liabilities and stockholders' equity	5,783,283	(55,074)	5,728,209
Contract Balances
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' Software-as-a-Service ("SaaS") and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities. Contract liabilities are included within deferred revenues and other noncurrent liabilities on the consolidated balance sheet. Contract liabilities totaled $158 million and $175 million as of January 1, 2018 and June 30, 2018, respectively. During the six months ended June 30, 2018, we recognized revenue of approximately $21 million from contract liabilities that existed as of January 1, 2018. Contract assets are included within prepaid expenses and other current assets and other assets, net on the consolidated balance sheet. The following table presents the changes in our contract assets balance (in thousands):

Contract assets as of January 1, 2018	$75,624
Additions	8,030
Deductions	(14,384)
Other	(31)
Contract assets as of June 30, 2018	$69,239
Our contract assets include deferred customer advances and discounts, which are capitalized and amortized in future periods as the related revenue is earned. The contract assets also include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. These assets are reviewed for recoverability on a periodic basis based on review of impairment indicators. For the six months ended June 30, 2018, we did not impair any of our contract assets as a result of the related contract becoming uncollectable, modified or canceled. Our trade accounts receivable, net recorded in accounts receivable, net on the consolidated balance sheet as of June 30, 2018 and January 1, 2018 was $556 million and $506 million, respectively. Our long-term trade unbilled receivables, net recorded in other assets, net on the consolidated balance sheet as of June 30, 2018 and January 1, 2018 was $54 million. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
 Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts in the Travel Network and Hospitality Solutions businesses have a single performance obligation. In the Airline Solutions business, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide Airline Solutions' software solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.

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

We recognize revenue under long-term contracts that primarily includes variable consideration based on transactions processed. A majority of our consolidated revenue is recognized as a stand-ready performance obligation with the amount recognized based on the invoiced amounts for services performed, known as right to invoice revenue recognition. Certain of our contracts, primarily in the Airlines Solutions business, contain minimum transaction volumes, which in many instances are not considered substantive as the customer is expected to exceed the minimum in the contract. Unearned performance obligations primarily consist of deferred revenue for fixed implementation fees and future product implementations, which are included in deferred revenue and other noncurrent liabilities in our consolidated balance sheet. We have not disclosed the performance obligation related to contracts containing minimum transaction volume, as it represents a subset of our business, and therefore would not be meaningful in understanding the total future revenues expected to be earned from our long-term contracts. See the discussion below regarding revenue recognition of our various revenue streams for more information.
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
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Air	$587,386	$1,180,631
Lodging, Ground and Sea	91,914	176,031
Other	40,385	84,159
Total Travel Network	719,685	1,440,821
SabreSonic Passenger Reservation System	130,156	250,178
Commercial and Operations Solutions(1)	73,466	158,560
Other	1,200	2,687
Total Airline Solutions	204,822	411,425
SynXis Software and Services	59,945	120,215
Other	8,369	16,227
Total Hospitality Solutions	68,314	136,442
Eliminations	(8,445)	(15,943)
Total Sabre Revenue	$984,376	$1,972,745

(1) Includes $5 million and $9 million of license fee revenue recognized upon delivery to the customer for the three and six months ended June 30, 2018, respectively.
Contract Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value for our Airline Solutions and Hospitality Solutions businesses. These costs are capitalized, and our capitalization policy for these costs includes an annual review of the historical costs incurred to specifically obtain a new contract, as a percentage of total costs, to determine the capitalized amount for the annual period. We generally amortize these costs over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses. We also capitalize contract fulfillment costs, also referred to as capitalized implementation costs. We periodically assess capitalized implementation costs for recoverability, and our assessment did not result in an impairment for the six months ended June 30, 2018. See Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for an overview of our policy for capitalization of implementation costs. The following table presents the changes in contract acquisition costs and capitalized implementation costs (in thousands):

June 30, 2018
Contract acquisition costs:
Beginning balance (1/1/2018)	$19,353
Additions	3,758
Amortization	(3,129)
Other	425
Ending balance	$20,407

Capitalized implementation costs:
Beginning balance (1/1/2018)	$194,501
Additions	21,597
Amortization	(20,413)
Other	(378)
Ending balance	$195,307

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

3. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts (now referred to as contract assets) are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies and Note 4. Impairment and Related Charges in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information. During the year ended December 31, 2017, we evaluated the recoverability of net capitalized contract costs related to an Airline Solutions' customer and recorded a charge of $92 million in the second quarter of 2017, which was subsequently reduced to $81 million in the fourth quarter of 2017. For the six months ended June 30, 2018, there have been no adjustments to amounts previously recorded in 2017. Given the uncertainty associated with the ultimate resolution of the dispute with the customer, there could be further adjustments to our consolidated statement of operations.
4. Income Taxes
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion and anti-avoidance tax ("BEAT"), foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI"), one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system ("transition tax"), elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits.
As of June 30, 2018, we have not completed our December 31, 2017 accounting of the tax effects of the enactment of the TCJA due to complexities of the TCJA, pending clarifications and additional information needed to finalize certain calculations. We recorded a reasonable estimate in our results of operations for the year ended December 31, 2017 of the effects on our existing deferred tax balances, the one-time transition tax and the effect of the TCJA on our liability related to the tax receivable agreement ("TRA"). See Note 7. Income Taxes in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information.
In the three months ended June 30, 2018, we remeasured certain deferred tax assets based on a change in the estimate of the tax rate at which they are expected to be reversed. This change resulted from our decision during the quarter to elect to utilize our net operating loss carryforwards ("NOLs") to offset the impacts of the transition tax. As a result of this remeasurement, we recorded a decrease in our deferred tax liability of $19 million, which decreased our income tax expense from continuing operations.
We expect to finalize the accounting for the effects of the TCJA no later than the fourth quarter of 2018, in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"). Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

Our effective tax rate for the six months ended June 30, 2018 was 17% due to the deferred tax benefit recognized in the second quarter of 2018 and an increase in full year forecasted earnings in lower tax jurisdictions. Our effective tax rate for the six months ended June 30, 2017 was 18% due to the tax impact from an impairment charge associated with an Airline Solutions’ customer contract, which was recognized as a tax benefit in the second quarter of 2017. See Note 3. Impairment and Related Charges. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions for both periods.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the three and six months ended June 30, 2018, we recognized tax benefits of $1 million and $2 million, respectively, associated with the net reversal of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $70 million and $74 million as of June 30, 2018 and December 31, 2017, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the TRA, which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including NOLs, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $328 million, excluding interest. This includes a provisional reduction recorded in the fourth quarter of 2017 of $60 million in the TRA liability primarily resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next two years. We made payments of $60 million and $101 million, which included accrued interest of approximately $1 million each year, in January 2018 and 2017, respectively. As of June 30, 2018, the current portion of our TRA liability totaled $93 million, which includes approximately $1 million of accrued interest, and the remaining portion of $77 million is included in other noncurrent liabilities in our consolidated balance sheet as of June 30, 2018. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
5. Debt
As of June 30, 2018 and December 31, 2017, our outstanding debt included in our consolidated balance sheets totaled $3,432 million and $3,456 million, respectively, which are net of debt issuance costs of $20 million and $23 million, respectively, and unamortized discounts of $8 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2018 and December 31, 2017 (in thousands):

	Rate	Maturity	June 30, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$541,500	$555,750
Term Loan B(1)	L + 2.00%	February 2024	1,871,642	1,881,048
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Capital lease obligations			17,597	21,235
Face value of total debt outstanding			3,460,739	3,488,033
Less current portion of debt outstanding			(57,168)	(57,138)
Face value of long-term debt outstanding			$3,403,571	$3,430,895
______________________________

(1)	Pursuant to the March 2, 2018 refinancing, the interest rate on the Term Loan B was reduced from L+2.25% to L+2.00%.

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
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss on extinguishment of debt, in our consolidated results of operations during the six months ended June 30, 2018.
We had no balance outstanding under the Revolver as of June 30, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $17 million and $21 million as of June 30, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective and ineffective portions of the gain or loss on the derivative instrument, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 2019. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, we estimate that $7 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of June 30, 2018 and December 31, 2017, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	216,000	60,630	0.2807
Singapore Dollar	US Dollar	54,900	41,243	0.7512
British Pound Sterling	US Dollar	21,500	29,584	1.3760
Indian Rupee	US Dollar	1,705,000	25,160	0.0148
Australian Dollar	US Dollar	26,400	20,178	0.7643
Swedish Krona	US Dollar	52,900	6,411	0.1212
Brazilian Real	US Dollar	19,250	5,568	0.2892

Outstanding Notional Amounts as of December 31, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	225,000	61,016	0.2712
Singapore Dollar	US Dollar	70,750	52,065	0.7359
British Pound Sterling	US Dollar	25,900	34,307	1.3246
Indian Rupee	US Dollar	1,720,000	25,939	0.0151
Australian Dollar	US Dollar	20,750	15,932	0.7678
Swedish Krona	US Dollar	44,100	5,353	0.1214
Brazilian Real	US Dollar	16,800	4,976	0.2962

Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2018 and 2017 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,050 million	1 month LIBOR(2)	2.11%	December 31, 2019	December 31, 2020
$450 million	1 month LIBOR(2)	2.82%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.
As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $4 million for the three and six months ended June 30, 2018, respectively, and were immaterial for the three and six months ended June 30, 2017. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three and six months ended June 30, 2018 and 2017.
In connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million in the remaining nine months of 2018 and the full year 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to full year 2019, 2020 and 2021, respectively. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$6,213
Foreign exchange contracts	Other accrued liabilities	(7,074)	—
Interest rate swaps	Prepaid expenses and other current assets	4,113	856
Interest rate swaps	Other assets, net	10,751	3,093
		$7,790	$10,162

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Other accrued liabilities	$(3,603)	$(7,119)
		$(3,603)	$(7,119)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign exchange contracts	$(8,653)	$3,457	$(6,290)	$8,578
Interest rate swaps	3,427	(1,183)	8,976	(1,848)
Total	$(5,226)	$2,274	$2,686	$6,730

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign exchange contracts	Cost of revenue	$(1,042)	$(636)	$(4,353)	$884
Interest rate swaps	Interest expense, net	1,086	1,443	2,648	2,794
Total		$44	$807	$(1,705)	$3,678
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

The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(7,074)	$—	$(7,074)	$—
Interest rate swap contracts	11,261	—	11,261	—
Total	$4,187	$—	$4,187	$—

		Fair Value at Reporting Date Using
	December 31, 2017	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$6,213	$—	$6,213	$—
Interest rate swap contracts	(3,170)	—	(3,170)	—
Total	$3,043	$—	$3,043	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2018.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Term Loan A	$542,854	$559,223	$539,479	$553,444
Term Loan B	1,871,642	1,890,453	1,865,379	1,873,993
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	536,161	546,563	530,000	530,000
5.25% Senior secured notes due 2023	505,273	512,500	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.

8. Accumulated Other Comprehensive Income (Loss)
As of June 30, 2018 and December 31, 2017, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	June 30, 2018	December 31, 2017
Defined benefit pension and other post retirement benefit plans	$(122,708)	$(102,623)
Unrealized foreign currency translation gain	8,432	11,488
Unrealized gain on foreign currency forward contracts and interest rate swaps	3,151	2,651
Total accumulated other comprehensive loss, net of tax	$(111,125)	$(88,484)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in the consolidated statements of operations. Defined benefit pension plans loss increased approximately $22 million in the second quarter of 2018 upon adoption of the new accounting standard related to the enactment of the TCJA that allows the reclassification of stranded tax effects recorded in accumulated other comprehensive income (loss) to retained earnings. See Note 1. General Information for more information.
For information on the income statement line items affected as the result of reclassification adjustments associated with derivatives, see Note 6. Derivatives.

9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income (loss) from continuing operations	$92,565	$(4,152)	$183,014	$73,570
Less: Net income attributable to noncontrolling interests	1,079	1,113	2,441	2,419
Net income (loss) from continuing operations available to common stockholders, basic and diluted	$91,486	$(5,265)	$180,573	$71,151
Denominator:
Basic weighted-average common shares outstanding	275,715	278,441	275,220	277,900
Add: Dilutive effect of stock options and restricted stock awards	1,465	—	1,345	2,019
Diluted weighted-average common shares outstanding	277,180	278,441	276,565	279,919
Earning per share from continuing operations:
Basic	$0.33	$(0.02)	$0.66	$0.26
Diluted	$0.33	$(0.02)	$0.65	$0.25
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 4 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2018. For the three months ended June 30, 2017, we had 6 million common stock equivalents associated with stock options and restricted stock awards. As we recognized a loss from continuing operations during the three months ended June 30, 2017, these common stock equivalents were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As a result, basic and diluted earnings per share are equal for the three months ended June 30, 2017. The calculation of diluted weighted-average shares excludes the impact of 5 million of anti-dilutive common stock equivalents for the six months ended June 30, 2017.
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
Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of June 30, 2018. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of June 30, 2018. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Value Added Tax Receivable
We pay and collect Value Added Tax (“VAT”) in most countries in which we operate related to the procurement of goods and services or the sale of services within the normal course of our business. We establish VAT receivables for the collection of refunds, which are subject to audit and collection risks in various countries. As of June 30, 2018, we have approximately $20 million in VAT receivables resulting from claims with the Greek government beginning in 2014, which we have paid and we believe we are entitled to recover as a refund. The Greek tax authorities are currently reviewing our refund claims for 2014 and 2015 totaling $8 million and have challenged their recoverability. If our claims are rejected by the tax authorities, we intend to aggressively defend our positions. In the event of an adverse ruling, claims for years subsequent to 2015 may not be collectible and any prior refunds received may potentially be reversed to the extent the applicable statute of limitations has not expired. We do not believe that an adverse outcome is probable with respect to Greek tax authorities’ claims regarding these receivables and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Air Berlin
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of June 30, 2018. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.

SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, and engaged a payment card industry data ("PCI") forensic investigator at the payment card brands' request to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, impairment and related charges, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, litigation costs and stock-based compensation.

We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, impairment and related charges, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, litigation costs, stock-based compensation and provision (benefit) for income taxes.
Segment information for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Travel Network	$719,685	$635,615	$1,440,821	$1,299,092
Airline Solutions	204,822	209,874	411,425	403,487
Hospitality Solutions	68,314	61,906	136,442	126,269
Eliminations	(8,445)	(6,732)	(15,943)	(12,832)
Total revenue	$984,376	$900,663	$1,972,745	$1,816,016
Adjusted Gross Profit(a)
Travel Network	$275,740	$260,392	$573,756	$567,459
Airline Solutions	84,260	92,166	174,023	166,696
Hospitality Solutions	18,653	21,783	38,896	40,598
Corporate	(4,975)	(5,763)	(8,418)	(5,398)
Total	$373,678	$368,578	$778,257	$769,355
Adjusted Operating Income(b)
Travel Network	$196,003	$183,292	407,847	412,322
Airline Solutions	22,813	35,240	53,525	54,959
Hospitality Solutions	1,964	2,193	4,101	1,871
Corporate	(48,794)	(48,227)	(95,891)	(85,714)
Total	$171,986	$172,498	369,582	383,438
Adjusted EBITDA(c)
Travel Network	$244,099	$225,976	$505,686	$497,490
Airline Solutions	69,116	73,134	143,535	129,968
Hospitality Solutions	10,954	9,823	22,713	16,845
Total segments	324,169	308,933	671,934	644,303
Corporate	(47,167)	(47,516)	(93,594)	(85,325)
Total	$277,002	$261,417	$578,340	$558,978
Depreciation and amortization
Travel Network	$28,435	$26,523	$58,722	$52,875
Airline Solutions	46,303	37,894	90,010	75,009
Hospitality Solutions	8,990	7,630	18,612	14,974
Total segments	83,728	72,047	167,344	142,858
Corporate	19,215	20,970	37,475	55,829
Total	$102,943	$93,017	$204,819	$198,687
Capital Expenditures
Travel Network	$13,744	$22,983	$28,039	$49,256
Airline Solutions	22,825	29,027	47,170	65,918
Hospitality Solutions	8,164	12,851	18,338	21,026
Total segments	44,733	64,861	93,547	136,200
Corporate	22,454	14,231	38,339	31,210
Total	$67,187	$79,092	$131,886	$167,410
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted Gross Profit	$373,678	$368,578	$778,257	$769,355
Less adjustments:
Selling, general and administrative	123,784	146,856	253,895	291,297
Impairment and related charges(6)	—	92,022	—	92,022
Cost of revenue adjustments:
Depreciation and amortization(1)	85,013	76,015	168,939	149,712
Amortization of upfront incentive consideration(2)	19,661	16,161	39,117	32,293
Restructuring and other costs(4)	—	12,976	—	12,976
Stock-based compensation	6,387	5,830	12,072	9,011
Operating income	$138,833	$18,718	$304,234	$182,044

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted Operating Income	$171,986	$172,498	$369,582	$383,438
Less adjustments:
Joint venture equity income	951	513	2,122	1,411
Impairment and related charges(6)	—	92,022	—	92,022
Acquisition-related amortization(1c)	17,588	20,259	35,178	55,440
Restructuring and other costs(4)	—	25,304	—	25,304
Litigation costs(5)	1,020	958	1,848	4,459
Stock-based compensation	13,594	14,724	26,200	22,758
Operating income	$138,833	$18,718	$304,234	$182,044

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income (loss) from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA	$277,002	$261,417	$578,340	$558,978
Less adjustments:
Depreciation and amortization of property and equipment(1a)	74,960	63,810	149,423	125,110
Amortization of capitalized implementation costs(1b)	10,395	8,948	20,218	18,137
Acquisition-related amortization(1c)	17,588	20,259	35,178	55,440
Amortization of upfront incentive consideration(2)	19,661	16,161	39,117	32,293
Impairment and related charges(6)	—	92,022	—	92,022
Interest expense, net	39,409	38,097	77,518	77,658
Loss on extinguishment of debt	—	—	633	—
Other, net(3)	7,735	752	8,841	15,986
Restructuring and other costs(4)	—	25,304	—	25,304
Litigation costs(5)	1,020	958	1,848	4,459
Stock-based compensation	13,594	14,724	26,200	22,758
Provision (benefit) for income taxes	75	(15,466)	36,350	16,241
Income (loss) from continuing operations	$92,565	$(4,152)	$183,014	$73,570
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
In the first quarter of 2017, we recognized a $12 million loss in other, net related to debt modification costs associated with our debt refinancing. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In the second quarter of 2017, we recorded a $25 million charge associated with a reduction to our workforce. This reduction aligned our operations with business needs and implemented an ongoing costs and organizational structure consistent with our expected growth needs and opportunities.

(5)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies.

(6)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges.

12. Subsequent Events

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in an intercompany cost-sharing arrangement. We are currently evaluating the impact of this decision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.
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
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance, ASC 606, which replaced the previous standard ASC 605, using the modified retrospective approach. Under the updated standard, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The adoption of the updated standard may result in a reduction to our future revenue for the Airline Solutions' business of approximately $15 million to $25 million in 2018 before the impact of new sales. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements for more information on impacts of ASC 606 to our various streams of revenue recognition.

On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), BEAT, FDII and GILTI, the transition tax, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We recorded provisional amounts in the fourth quarter of 2017 for our one-time transition tax liability and a reduction to our TRA liability. In the three months ended June 30, 2018, we remeasured certain deferred tax assets based on a change in the estimate of the tax rate at which they are expected to be reversed. This change resulted from our decision during the quarter to elect to utilize our NOLs against the transition tax. As a result of this remeasurement, we recorded a decrease in our deferred tax liability of $19 million, which decreased our income tax expense from continuing operations. We expect to finalize the accounting for the effects of the TCJA no later than the fourth quarter of 2018, in accordance with SAB 118. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined. See Note 7. Income Taxes, to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information.
The rate of growth of Airline Solutions revenue is impacted by the previously announced termination of an agreement with Southwest Airlines at the end of the second quarter in 2017 related to services and processing for their legacy reservations system.
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.
Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline Solutions and Hospitality Solutions primarily generate revenue through upfront solution fees and recurring usage-based fees for the use of our hosted software solutions or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Airline Solutions also generates revenue through software licensing and maintenance fees.
In connection with the adoption of ASC 606 effective January 1, 2018, in the year of adoption and subsequent years, we currently expect a significant reduction in revenues for the Airline Solutions business for existing open contracts as of that date, and before the impact of new sales. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements, and "Recent Developments Affecting our Results of Operations" above. Revenue may occasionally include amounts from transactions that were partially or fully satisfied in previous periods, but recognized upon the resolution of an uncertainty regarding the amounts involved or changes in estimates.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Travel Network
Direct Billable Bookings - Air	122,864	114,855	7.0%	257,515	242,219	6.3%
Direct Billable Bookings - LGS	17,953	16,056	11.8%	34,134	31,394	8.7%
Total Direct Billable Bookings	140,817	130,911	7.6%	291,649	273,613	6.6%
Airline Solutions Passengers Boarded	195,699	215,867	(9.3)%	370,342	412,210	(10.2)%
Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income from continuing operations ("Adjusted Net Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment and related charges, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive consideration, restructuring and other costs and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, litigation costs and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, impairment and related charges, loss on extinguishment of debt, other, net, restructuring and other costs, litigation costs, stock-based compensation and tax impact of net income adjustments.
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

The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$92,246	$(6,487)	$180,126	$69,452
(Income) loss from discontinued operations, net of tax	(760)	1,222	447	1,699
Net income attributable to noncontrolling interests(1)	1,079	1,113	2,441	2,419
Income (loss) from continuing operations	92,565	(4,152)	183,014	73,570
Adjustments:
Acquisition-related amortization(2a)	17,588	20,259	35,178	55,440
Impairment and related charges(6)	—	92,022	—	92,022
Loss on extinguishment of debt	—	—	633	—
Other, net(4)	7,735	752	8,841	15,986
Restructuring and other costs(7)	—	25,304	—	25,304
Litigation costs(5)	1,020	958	1,848	4,459
Stock-based compensation	13,594	14,724	26,200	22,758
Tax impact of net income adjustments	(30,159)	(52,735)	(32,161)	(74,303)
Adjusted Net Income from continuing operations	$102,343	$97,132	$223,553	$215,236
Adjusted Net Income from continuing operations per share	$0.37	$0.35	$0.81	$0.77
Diluted weighted-average common shares outstanding(8)	277,180	279,833	276,565	279,919

Adjusted Net Income from continuing operations	$102,343	$97,132	$223,553	$215,236
Adjustments:
Depreciation and amortization of property and equipment(2b)	74,960	63,810	149,423	125,110
Amortization of capitalized implementation costs(2c)	10,395	8,948	20,218	18,137
Amortization of upfront incentive consideration(3)	19,661	16,161	39,117	32,293
Interest expense, net	39,409	38,097	77,518	77,658
Remaining provision for income taxes	30,234	37,269	68,511	90,544
Adjusted EBITDA	$277,002	$261,417	$578,340	$558,978
Less:
Depreciation and amortization(2)	102,943	93,017	204,819	198,687
Amortization of upfront incentive consideration(3)	19,661	16,161	39,117	32,293
Acquisition-related amortization(2a)	(17,588)	(20,259)	(35,178)	(55,440)
Adjusted Operating Income	$171,986	$172,498	$369,582	$383,438

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended June 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$195,052	22,813	$1,964	$(80,996)	$138,833
Add back:
Selling, general and administrative	35,467	18,568	8,043	61,706	123,784
Cost of revenue adjustments:
Depreciation and amortization(2)	25,560	42,879	8,646	7,928	85,013
Amortization of upfront incentive consideration(3)	19,661	—	—	—	19,661
Stock-based compensation	—	—	—	6,387	6,387
Adjusted Gross Profit	275,740	84,260	18,653	(4,975)	373,678
Selling, general and administrative	(35,467)	(18,568)	(8,043)	(61,706)	(123,784)
Joint venture equity income	951	—	—	—	951
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,875	3,424	344	11,287	17,930
Litigation costs(5)	—	—	—	1,020	1,020
Stock-based compensation	—	—	—	7,207	7,207
Adjusted EBITDA	244,099	69,116	10,954	(47,167)	277,002
Less:
Depreciation and amortization(2)	28,435	46,303	8,990	19,215	102,943
Amortization of upfront incentive consideration(3)	19,661	—	—	—	19,661
Acquisition-related amortization(2a)	—	—	—	(17,588)	(17,588)
Adjusted Operating Income (Loss)	$196,003	$22,813	$1,964	$(48,794)	$171,986

	Three Months Ended June 30, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,779	35,240	$2,193	$(201,494)	$18,718
Add back:
Selling, general and administrative	38,126	21,227	12,348	75,155	146,856
Impairment and related charges(6)	—	—	—	92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	23,326	35,699	7,242	9,748	76,015
Amortization of upfront incentive consideration(3)	16,161	—	—	—	16,161
Restructuring and other costs(7)	—	—	—	12,976	12,976
Stock-based compensation	—	—	—	5,830	5,830
Adjusted Gross Profit	260,392	92,166	21,783	(5,763)	368,578
Selling, general and administrative	(38,126)	(21,227)	(12,348)	(75,155)	(146,856)
Joint venture equity income	513	—	—	—	513
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,197	2,195	388	11,222	17,002
Restructuring and other costs(7)	—	—	—	12,328	12,328
Litigation costs(5)	—	—	—	958	958
Stock-based compensation	—	—	—	8,894	8,894
Adjusted EBITDA	225,976	73,134	9,823	(47,516)	261,417
Less:
Depreciation and amortization(2)	26,523	37,894	7,630	20,970	93,017
Amortization of upfront incentive consideration(3)	16,161	—	—	—	16,161
Acquisition-related amortization(2a)	—	—	—	(20,259)	(20,259)
Adjusted Operating Income (Loss)	$183,292	$35,240	$2,193	$(48,227)	$172,498

	Six Months Ended June 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$405,725	53,525	$4,101	$(159,117)	$304,234
Add back:
Selling, general and administrative	75,972	36,784	17,459	123,680	253,895
Cost of revenue adjustments:
Depreciation and amortization(2)	52,942	83,714	17,336	14,947	168,939
Amortization of upfront incentive consideration(3)	39,117	—	—	—	39,117
Stock-based compensation	—	—	—	12,072	12,072
Adjusted Gross Profit	573,756	174,023	38,896	(8,418)	778,257
Selling, general and administrative	(75,972)	(36,784)	(17,459)	(123,680)	(253,895)
Joint venture equity income	2,122	—	—	—	2,122
Selling, general and administrative adjustments:
Depreciation and amortization(2)	5,780	6,296	1,276	22,528	35,880
Litigation costs(5)	—	—	—	1,848	1,848
Stock-based compensation	—	—	—	14,128	14,128
Adjusted EBITDA	505,686	143,535	22,713	(93,594)	578,340
Less:
Depreciation and amortization(2)	58,722	90,010	18,612	37,475	204,819
Amortization of upfront incentive consideration(3)	39,117	—	—	—	39,117
Acquisition-related amortization(2a)	—	—	—	(35,178)	(35,178)
Adjusted Operating Income (Loss)	$407,847	$53,525	$4,101	$(95,891)	$369,582

	Six Months Ended June 30, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$410,911	54,959	$1,871	$(285,697)	$182,044
Add back:
Selling, general and administrative	77,836	41,115	24,408	147,938	291,297
Impairment and related charges(6)	—	—	—	92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	46,419	70,622	14,319	18,352	149,712
Amortization of upfront incentive consideration(3)	32,293	—	—	—	32,293
Restructuring and other costs(7)	—	—	—	12,976	12,976
Stock-based compensation	—	—	—	9,011	9,011
Adjusted Gross Profit	567,459	166,696	40,598	(5,398)	769,355
Selling, general and administrative	(77,836)	(41,115)	(24,408)	(147,938)	(291,297)
Joint venture equity income	1,411	—	—	—	1,411
Selling, general and administrative adjustments:
Depreciation and amortization(2)	6,456	4,387	655	37,477	48,975
Restructuring and other costs(7)	—	—	—	12,328	12,328
Litigation costs(5)	—	—	—	4,459	4,459
Stock-based compensation	—	—	—	13,747	13,747
Adjusted EBITDA	497,490	129,968	16,845	(85,325)	558,978
Less:
Depreciation and amortization(2)	52,875	75,009	14,974	55,829	198,687
Amortization of upfront incentive consideration(3)	32,293	—	—	—	32,293
Acquisition-related amortization(2a)	—	—	—	(55,440)	(55,440)
Adjusted Operating Income (Loss)	$412,322	$54,959	$1,871	$(85,714)	$383,438

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$341,839	$277,876
Cash used in investing activities	(131,886)	(167,410)
Cash used in financing activities	(201,525)	(162,312)

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$341,839	$277,876
Additions to property and equipment	(131,886)	(167,410)
Free Cash Flow	$209,953	$110,466
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

(4)
In the first quarter of 2017, we recognized a $12 million loss in other, net related to debt modification costs associated with our debt refinancing. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies, to our consolidated financial statements.

(6)
In the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges.

(7)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. In the second quarter of 2017, we recorded a $25 million charge associated with an announced action to reduce our workforce. This reduction aligned our operations with business needs and implemented an ongoing costs and organizational structure consistent with our expected growth needs and opportunities.

(8)
The diluted weighted-average common shares outstanding presented for the three months ended June 30, 2017 differs from GAAP and assumes the inclusion of 1,392,438 common stock equivalents associated with stock options and restricted stock awards. Because we recognized a loss from continuing operations during the three months ended June 30, 2017, the basic weighted-average shares outstanding and the diluted-weighted average shares outstanding are otherwise the same under GAAP, as described in Note 9. Earnings Per Share, to our consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in thousands)
Revenue	$984,376	$900,663	$1,972,745	$1,816,016
Cost of revenue	721,759	643,067	1,414,616	1,250,653
Selling, general and administrative	123,784	146,856	253,895	291,297
Impairment and related charges	—	92,022	—	92,022
Operating income	138,833	18,718	304,234	182,044
Interest expense, net	(39,409)	(38,097)	(77,518)	(77,658)
Loss on extinguishment of debt	—	—	(633)	—
Joint venture equity income	951	513	2,122	1,411
Other expense, net	(7,735)	(752)	(8,841)	(15,986)
Income (loss) from continuing operations before income taxes	92,640	(19,618)	219,364	89,811
Provision (benefit) for income taxes	75	(15,466)	36,350	16,241
Income (loss) from continuing operations	$92,565	$(4,152)	$183,014	$73,570

Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$719,685	$635,615	$84,070	13%
Airline Solutions	204,822	209,874	(5,052)	(2)%
Hospitality Solutions	68,314	61,906	6,408	10%
Total segment revenue	992,821	907,395	85,426	9%
Eliminations	(8,445)	(6,732)	(1,713)	(25)%
Total revenue	$984,376	$900,663	$83,713	9%
Travel Network—Revenue increased $84 million, or 13%, for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due an increase in transaction-based revenue of $88 million to $679 million. This increase is a result of an 8% increase in Direct Billable Bookings to 141 million and an increase in the average booking fee rate during the three months ended June 30, 2018.
Airline Solutions—Revenue decreased $5 million, or 2%, for the three months ended June 30, 2018 compared to the same period in the prior year. The $5 million decrease in revenue primarily resulted from:

•
SabreSonic Passenger Reservation System revenue decreased $2 million for the three months ended June 30, 2018 compared to the same period in the prior year. Passengers Boarded decreased by 9% to 196 million for the three months ended June 30, 2018 driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system at the end of the second quarter in 2017, which was at a lower than average passengers boarded rate. This decrease was offset by an increase in volumes from consistent carrier growth of 10%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018;

•
a $1 million decrease in AirVision and AirCentre commercial and operations solutions revenue driven by the net impacts associated with the adoption of ASC 606 including license fee revenue from renewals and new implementations recognized upon delivery to the customer (see "Recent Developments Affecting our Results of Operations" above). This decrease was offset by newly implemented SaaS products and organic growth in the period; and

•	a $2 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $6 million, or 10%, for the three months ended June 30, 2018 compared to the same period in the prior year, driven primarily from a $7 million increase in SynXis Software and Services revenue from new and existing customers. Total Central Reservation System transactions for the three months ended June 30, 2018 were 23 million.

Cost of Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$443,946	$375,222	$68,724	18%
Airline Solutions	120,563	117,708	2,855	2%
Hospitality Solutions	49,660	40,124	9,536	24%
Eliminations	(8,446)	(6,703)	(1,743)	(26)%
Total segment cost of revenue	605,723	526,351	79,372	15%
Corporate	11,362	24,540	(13,178)	(54)%
Depreciation and amortization	85,013	76,015	8,998	12%
Amortization of upfront incentive consideration	19,661	16,161	3,500	22%
Total cost of revenue	$721,759	$643,067	$78,692	12%
Travel Network—Cost of revenue increased $69 million, or 18%, for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due to a $53 million increase in incentive consideration in all regions. Labor and technology infrastructure costs increased $16 million primarily to support the growth in the business, increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions.
Airline Solutions—Cost of revenue increased $3 million, or 2%, for the three months ended June 30, 2018 compared to the same period in the prior year. Technology infrastructure costs increased primarily as a result of increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions. This increase was partially offset by decreased service level agreement penalties, which are now recorded as a reduction to revenue under ASC 606, and labor costs.
Hospitality Solutions—Cost of revenue increased $10 million, or 24%, for the three months ended June 30, 2018 compared to the same period in the prior year from an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs decreased $13 million, or 54%, for the three months ended June 30, 2018 compared to the same period in the prior year. This decrease resulted from a $12 million charge in the second quarter of 2017 associated with a reduction in our workforce.
Depreciation and amortization—Depreciation and amortization increased $9 million, or 12%, for the three months ended June 30, 2018 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $4 million, or 22%, for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$123,784	$146,856	$(23,072)	(16)%
Selling, general and administrative expenses decreased $23 million, or 16%, for the three months ended June 30, 2018 compared to the same period in the prior year. Labor costs decreased $29 million, which includes a $13 million charge recorded in the second quarter of 2017 associated with a reduction in our workforce and ongoing cost savings in the current period related to the prior year actions. These decreases were offset by an increase of $6 million in costs associated with implementing corporate systems, and enhancements to our risk and security programs.

Impairment and related charges

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Impairment and related charges	$—	$92,022	$(92,022)	(100)%
During the three months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges, to our consolidated financial statements.
Other expense, net

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Other expense, net	$(7,735)	$(752)	$(6,983)	**
** Not meaningful
Other expense, net increased $7 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to realized and unrealized foreign currency exchange losses, which exceeded the prior year period.
Provision for Income Taxes

	Three Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Provision (benefit) for income taxes	$75	$(15,466)	$15,541	(100)%
The provision for income taxes for the three months ended June 30, 2018 was a nominal amount, as the income tax expense in the period was offset by a deferred tax benefit recognized in the second quarter of 2018 associated with our decision to elect to utilize NOLs to offset the impacts of the transition tax. See Note 4. Income Taxes, to our consolidated financial statements for more details. The benefit for income taxes for the three months ended June 30, 2017 was $15 million driven by the tax impact from an impairment charge associated with an Airline Solutions’ customer contract, which was recognized as a tax benefit in the second quarter of 2017. See Note 3. Impairment and Related Charges, to our consolidated financial statements. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions for both periods.
Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$1,440,821	$1,299,092	$141,729	11%
Airline Solutions	411,425	403,487	7,938	2%
Hospitality Solutions	136,442	126,269	10,173	8%
Total segment revenue	1,988,688	1,828,848	159,840	9%
Eliminations	(15,943)	(12,832)	(3,111)	(24)%
Total revenue	$1,972,745	$1,816,016	$156,729	9%
Travel Network—Revenue increased $142 million, or 11%, for the six months ended June 30, 2018 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $146 million to $1,357 million. Direct Billable bookings increased by 7% to 292 million, and the average booking fee rate increased in the six months ended June 30, 2018.

Airline Solutions—Revenue increased $8 million, or 2%, for the six months ended June 30, 2018 compared to the same period in the prior year. The $8 million increase in revenue primarily resulted from:

•
a $2 million decrease in SabreSonic Passenger Reservation System revenue for the six months ended June 30, 2018 compared to the same period in the prior year. Passengers Boarded decreased by 10% to 370 million for the six months ended June 30, 2018, driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system at the end of the second quarter in 2017, which was at a lower than average passengers boarded rate. This decrease was offset by an increase in volumes from consistent carrier growth of 8%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018;

•
a $15 million increase in AirVision and AirCentre commercial and operations solutions revenue driven primarily by newly implemented SaaS products and organic growth. This increase was partially offset by the net impacts associated with the adoption of ASC 606 including license fee revenue from renewals and new implementations recognized upon delivery to the customer (see "Recent Developments Affecting our Results of Operations" above); and

•	a $5 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $10 million, or 8%, for the six months ended June 30, 2018 compared to the same period in the prior year, driven primarily by a $14 million increase in SynXis Software and Services revenue from new and existing customers, offset by a decrease of $4 million in DX revenue. Total Central Reservation System transactions for the six months ended June 30, 2018 were 40 million.
Cost of Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$867,066	$731,632	$135,434	19%
Airline Solutions	237,402	236,791	611	—%
Hospitality Solutions	97,546	85,673	11,873	14%
Eliminations	(15,944)	(12,783)	(3,161)	(25)%
Total segment cost of revenue	1,186,070	1,041,313	144,757	14%
Corporate	20,490	27,335	(6,845)	(25)%
Depreciation and amortization	168,939	149,712	19,227	13%
Amortization of upfront incentive consideration	39,117	32,293	6,824	21%
Total cost of revenue	$1,414,616	$1,250,653	$163,963	13%

Travel Network—Cost of revenue increased $135 million, or 19%, for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to a $108 million increase in incentive consideration in all regions, including a prior year reduction to incentive consideration associated with the renegotiation of an out of market agreement with a travel agency from our acquisition of Abacus of $16 million. Labor and technology infrastructure costs increased $27 million primarily to support the growth in the business, increased investments in the modernization, stability and security of our technology platforms, shift to cloud-based solutions and costs incurred in connection with the General Data Protection Regulation ("GDPR").
Airline Solutions—Cost of revenue remained consistent for the six months ended June 30, 2018 compared to the same period in the prior year. Technology infrastructure costs increased as a result of increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions, which were substantially offset by decreased labor costs and service level agreement penalties. Service level agreement penalties are now recorded as a reduction to revenue under ASC 606.
Hospitality Solutions—Cost of revenue increased $12 million, or 14%, for the six months ended June 30, 2018 compared to the same period in the prior year primarily as a result of an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs decreased $7 million, or 25%, for the six months ended June 30, 2018 compared to the same period in the prior year. The decrease was primarily due to a $12 million charge in the second quarter of 2017 associated with a reduction of our workforce partially offset by higher technology infrastructure costs as a result of increased investments in the modernization, stability and security of our technology platforms, shift to cloud-based solutions and costs incurred in connection with the GDPR.
Depreciation and amortization—Depreciation and amortization increased $19 million, or 13%, for the six months ended June 30, 2018 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $7 million, or 21%, for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$253,895	$291,297	$(37,402)	(13)%

Selling, general and administrative expenses decreased by $37 million, or 13%, for the six months ended June 30, 2018 compared to the same period in the prior year. Labor costs decreased $36 million, which includes a $13 million charge recorded in the second quarter of 2017 associated with a reduction in our workforce and ongoing cost savings in the current period related to the prior year actions. Intangible amortization expense decreased by $15 million due to the completion at the end of the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007. These decreases were partially offset by a $13 million increase in costs associated with implementing corporate systems, and enhancements to our risk and security programs.
Impairment and Related charges

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Impairment and related charges	$—	$92,022	$(92,022)	100%
During the six months ended June 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges, to our consolidated financial statements.
Other expense, net

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Other expense, net	$(8,841)	$(15,986)	$7,145	(45)%
During the six months ended June 30, 2018, we recognized realized and unrealized foreign currency exchange losses and the amortization of actuarial losses associated with our pension plan. During the six months ended June 30, 2017, we recognized a $12 million loss related to debt modification costs associated with our debt refinancing in the first quarter of 2017 and realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Six Months Ended June 30,
	2018	2017	Change
	(Amounts in thousands)
Provision for income taxes	$36,350	$16,241	$20,109	124%
Our effective tax rate for the six months ended June 30, 2018 was 17%, due to a deferred tax benefit recognized in the second quarter of 2018 associated with our decision to elect to utilize NOLs to offset the impacts of the transition tax and an increase in full year forecasted earnings in lower tax jurisdictions. See Note 4. Income Taxes, to our consolidated financial statements for more details. Our effective tax rate for the six months ended June 30, 2017 was 18% due to the tax impact from an impairment charge associated with an Airline Solutions’ customer contract, which was recognized as a tax benefit in the second quarter of 2017. See Note 3. Impairment and Related Charges, to our consolidated financial statements. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions for both periods.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2018 and December 31, 2017, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$370,003	$361,381
Available balance under the Revolver	383,072	378,542
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	16,928	21,458
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2018 and December 31, 2017.
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
Dividends
During the six months ended June 30, 2018, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $77 million. In July 2018, our board of directors declared a cash dividend of $0.14 per share, which will be paid on September 28, 2018 to stockholders of record as of September 21, 2018. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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

Secondary Public Offerings
During the six months ended June 30, 2018, certain of our stockholders sold an aggregate of 31,000,000 shares of our common stock through secondary public offerings. See "—Share Repurchase Program" for information on shares we repurchased in connection with this offering. We did not offer any shares or receive any proceeds from these secondary public offerings.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2018. For the six months ended June 30, 2018, we repurchased 1,075,255 shares totaling $26 million pursuant to this share repurchase program, including the repurchase of 1,000,000 shares of our common stock for approximately $24 million in connection with a secondary public offering as described in "—Secondary Public Offerings."
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
We had no balance outstanding under the Revolver as of June 30, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $17 million and $21 million as of June 30, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
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

Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 4. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 4. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $170 million, excluding interest. The current portion of our TRA liability totaled $93 million, which includes approximately $1 million of accrued interest, and the remaining portion of $77 million is included in other noncurrent liabilities in our consolidated balance sheet as of June 30, 2018. We expect a majority of the future payments under the TRA to be made over the next two years. In the fourth quarter of 2017, we recorded a reduction of $60 million in the TRA liability primarily due to a provisional adjustment resulting from the enactment of the TCJA, which reduced the U.S. corporate income tax rate. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $60 million and $101 million, including interest, in January 2018 and 2017, respectively. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
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
Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Amounts in thousands)
Cash provided by operating activities	$341,839	$277,876
Cash used in investing activities	(131,886)	(167,410)
Cash used in financing activities	(201,525)	(162,312)
Cash used in discontinued operations	(3,064)	(2,780)
Effect of exchange rate changes on cash and cash equivalents	3,258	(2,792)
Increase (decrease) in cash and cash equivalents	$8,622	$(57,418)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2018 was $342 million and consisted of net income from continuing operations of $183 million, adjustments for non-cash and other items of $336 million and a decrease in cash from changes in operating assets and liabilities of $177 million. The adjustments for non-cash and other items consist primarily of $205 million of depreciation and amortization, $58 million in deferred income taxes, $39 million in amortization of upfront incentive consideration and $26 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $177 million was primarily the result of a $83 million increase in accounts receivable primarily due to seasonality, $43 million used for upfront incentive consideration, $31 million used for accrued compensation and related benefits, $22 million used for capitalized implementation costs, a $17 million increase in other assets and a decrease of $9 million in accounts payable and other accrued liabilities. These decreases were partially offset by an increase of $18 million in deferred revenue partially driven by upfront solution fees and $10 million from prepaid expenses and other current assets.
Cash provided by operating activities for the six months ended June 30, 2017 was $278 million and consisted of net income from continuing operations of $74 million, adjustments for non-cash and other items of $357 million and a decrease in cash from changes in operating assets and liabilities of $153 million. The adjustments for non-cash and other items consist primarily of $199 million of depreciation and amortization, $92 million of impairment and related charges, $32 million in amortization of upfront incentive consideration, $23 million stock-based compensation expense and $12 million in debt modification costs, partially offset by $16 million of deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $153 million was primarily the result of a $126 million increase in accounts receivable due to seasonality, $37 million used for upfront incentive consideration, $33 million increase in prepaid expenses and other assets, and $31 million used for capitalized implementation costs. These decreases were partially offset by an increase of $42 million in accounts payable and other accrued liabilities primarily driven by seasonality in incentives and business growth, an increase of $26 million in deferred revenue primarily due to upfront solution fees, and $7 million increase in accrued compensation and related benefits.

Investing Activities
For the six months ended June 30, 2018, we used cash of $132 million on capital expenditures, including $118 million related to software developed for internal use.
For the six months ended June 30, 2017, we used cash of $167 million on capital expenditures, including $132 million related to software developed for internal use.
Financing Activities
For the six months ended June 30, 2018, we used $202 million for financing activities. Significant highlights of our financing activities include:

•	payment of $77 million in dividends on our common stock;

•	second annual payment on the TRA liability for $59 million, excluding interest;

•	payment of $24 million on our Term Loan A and Term Loan B and $2 million in debt issuance and modification costs;

•	repurchase of 1,075,255 shares of our common stock outstanding totaling $26 million; and

•
net receipts of $2 million from the settlement of employee stock-option awards, including payments of $9 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

For the six months ended June 30, 2017, we used $162 million for financing activities. Significant highlights of our financing activities include:

•
receipt of proceeds of $1,898 million (net of $2 million discount) from the Term Loan B, which were used for payment of approximately $1,765 million of all existing classes of outstanding term loans (other than the Term Loan A) and $12 million in debt issuance costs. The remaining proceeds were used for purposes of repaying approximately $80 million of Sabre's outstanding mortgage on its corporate headquarters, and for other general corporate purposes;

•	quarterly payments totaling $12 million on the principal outstanding on our term loans;

•	first annual payment on the TRA liability for $99 million, excluding interest;

•	payment of $78 million in dividends on our common stock;

•	repurchase of 1,015,558 shares of our common stock outstanding totaling $22 million; and

•
net receipts of $9 million from the settlement of employee stock-option awards, including payments of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Contractual Obligations
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B. There were no other material changes to our future minimum contractual obligations since December 31, 2017 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2018 and year ended December 31, 2017.
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

We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.

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

In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a PCI forensic investigator at the payment card brands' request to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. The costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand, or indemnification obligations to our customers, as well as any other impacts or remediation related to them, may be material. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.

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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also recently approved and adopted the GDPR, a new data protection law, which applies as of May 25, 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We have GDS contracts with carriers that fly to Cuba, Iran, Crimea region, North Korea and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.
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
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and VAT, consistent with applicable accounting principles and in light of all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

We consider the investment in our foreign subsidiaries as of June 30, 2018 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. For example, on December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We continue to evaluate the potential effects that the TCJA may have on our operations, cash flows and results of operations. Notwithstanding the reduction in the federal corporate income tax rate, the future impact of the TCJA, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheet at June 30, 2018 contained goodwill and intangible assets, net totaling $3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of June 30, 2018, we had $3.4 billion of indebtedness outstanding in addition to $383 million of availability under our Revolver, after taking into account the availability reduction of $17 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the six months ended June 30, 2018, foreign currency operations included $148 million of revenue and $303 million of operating expenses, representing approximately 8% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% of our operating expenses for the six months ended June 30, 2018 and the year ended December 31, 2017. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
As of June 30, 2018, the Principal Stockholders (as defined below) own, in the aggregate, approximately 14% of our outstanding common stock and, consequently, have significant influence over us.

We are a party to an amended and restated Stockholders’ Agreement (as further amended and restated, the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest II (each as defined below). Pursuant to the Stockholders’ Agreement, the TPG Funds currently have the right to designate for nomination two directors, and the Silver Lake Funds currently have the right to designate for nomination one director. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the second quarter of 2018:

Period 2018	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	$390,898,678
May 1 to May 31	30,000	23.95	30,000	390,180,051
June 1 to June 30	1,045,255	24.46	1,045,255	364,617,800
Total	1,075,255		1,075,255
________________________

(1)
Represents shares repurchased in privately negotiated and open market transactions pursuant to the Share Repurchase Program (as defined below), including 1,000,000 shares repurchased at a purchase price per share of $24.45 from Goldman Sachs & Co. LLC (“Goldman”) that were sold to Goldman by stockholders affiliated with TPG and Silver Lake in connection with a secondary offering.

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
3.4
Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2018).

3.5
Fourth Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).

10.60+
Offer Letter by and between Sabre Corporation and Douglas E. Barnett, dated June 26, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

10.61+*	Form of Global Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan
10.62+*	Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	July 31, 2018	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)