Form 10-Q
period 2018-09-30
Sabre Corp
filed 2018-10-30
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 25, 2018, 275,312,795 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$970,283	$900,606	$2,943,028	$2,716,622
Cost of revenue	703,368	631,970	2,117,984	1,882,623
Selling, general and administrative	130,152	91,840	384,047	383,137
Impairment and related charges	—	—	—	92,022
Operating income	136,763	176,796	440,997	358,840
Other income (expense):
Interest expense, net	(39,291)	(38,919)	(116,809)	(116,577)
Loss on extinguishment of debt	—	(1,012)	(633)	(1,012)
Joint venture equity income	333	357	2,455	1,768
Other, net	(1,905)	(3,802)	(10,746)	(19,788)
Total other expense, net	(40,863)	(43,376)	(125,733)	(135,609)
Income from continuing operations before income taxes	95,900	133,420	315,264	223,231
Provision for income taxes	25,021	40,595	61,371	56,836
Income from continuing operations	70,879	92,825	253,893	166,395
Income (loss) from discontinued operations, net of tax	3,664	(529)	3,217	(2,228)
Net income	74,543	92,296	257,110	164,167
Net income attributable to noncontrolling interests	1,538	1,307	3,979	3,726
Net income attributable to common stockholders	$73,005	$90,989	$253,131	$160,441

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.25	$0.33	$0.91	$0.59
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Net income per common share	$0.26	$0.33	$0.92	$0.58
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.25	$0.33	$0.90	$0.58
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Net income per common share	$0.26	$0.33	$0.91	$0.57
Weighted-average common shares outstanding:
Basic	275,175	277,477	275,205	277,754
Diluted	277,528	278,369	276,819	279,648

Dividends per common share	$0.14	$0.14	$0.42	$0.42
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$74,543	$92,296	$257,110	$164,167
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA (losses) gains, net of tax	(728)	2,781	(4,052)	10,450
Net change in foreign CTA (losses) gains, net of tax	(728)	2,781	(4,052)	10,450
Retirement-related benefit plans:
Amortization of prior service credits	(278)	(229)	(865)	(686)
Amortization of actuarial losses	1,516	745	4,311	3,141
Net change in retirement-related benefit plans, net of tax	1,238	516	3,446	2,455
Derivatives and securities:
Unrealized gains, net of taxes of $(442), $(1,045), $(1,351) and $(2,693)	1,436	2,561	3,621	9,561
Reclassification adjustment for realized gains (losses), net of taxes of $(661), $67, $(441) and $(1,531)	2,406	(216)	727	3,461
Net change in derivatives and securities, net of tax	3,842	2,345	4,348	13,022
Share of other comprehensive (loss) income of joint venture	(374)	323	(105)	372
Other comprehensive income	3,978	5,965	3,637	26,299
Comprehensive income	78,521	98,261	260,747	190,466
Less: Comprehensive income attributable to noncontrolling interests	(1,538)	(1,307)	(3,979)	(3,726)
Comprehensive income attributable to Sabre Corporation	$76,983	$96,954	$256,768	$186,740

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$444,321	$361,381
Accounts receivable, net	589,858	490,558
Prepaid expenses and other current assets	170,110	108,753
Total current assets	1,204,289	960,692
Property and equipment, net of accumulated depreciation of $1,452,558 and $1,236,523	788,030	799,194
Investments in joint ventures	28,683	27,527
Goodwill	2,552,572	2,554,987
Acquired customer relationships, net of accumulated amortization of $706,049 and $687,072	330,528	351,034
Other intangible assets, net of accumulated amortization of $626,713 and $594,015	299,611	332,171
Deferred income taxes	30,347	31,817
Other assets, net	634,422	591,942
Total assets	$5,868,482	$5,649,364

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$158,788	$162,755
Accrued compensation and related benefits	95,625	112,343
Accrued subscriber incentives	327,371	271,200
Deferred revenues	104,366	110,532
Other accrued liabilities	207,694	198,353
Current portion of debt	64,225	57,138
Tax Receivable Agreement	94,113	59,826
Total current liabilities	1,052,182	972,147
Deferred income taxes	200,767	99,801
Other noncurrent liabilities	322,002	480,185
Long-term debt	3,355,596	3,398,731
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 291,579 and 289,138 shares issued, 275,294 and 274,342 shares outstanding at September 30, 2018 and December 31, 2017, respectively	2,916	2,891
Additional paid-in capital	2,227,682	2,174,187
Treasury Stock, at cost, 16,285 and 14,796 shares at September 30, 2018 and December 31, 2017, respectively	(377,341)	(341,846)
Retained deficit	(814,446)	(1,053,446)
Accumulated other comprehensive loss	(107,146)	(88,484)
Noncontrolling interest	6,270	5,198
Total stockholders’ equity	937,935	698,500
Total liabilities and stockholders’ equity	$5,868,482	$5,649,364

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$257,110	$164,167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	307,551	295,729
Deferred income taxes	74,263	8,340
Amortization of upfront incentive consideration	57,324	50,298
Stock-based compensation expense	41,445	34,413
Allowance for doubtful accounts	7,433	7,879
(Income) loss from discontinued operations	(3,217)	2,228
Amortization of debt issuance costs	2,988	4,916
Joint venture equity income	(2,455)	(1,768)
Debt modification costs	1,558	14,758
Dividends received from joint venture investments	1,193	1,088
Loss on extinguishment of debt	633	1,012
Impairment and related charges	—	92,022
Other	5,146	10,680
Changes in operating assets and liabilities:
Accounts and other receivables	(114,043)	(188,021)
Prepaid expenses and other current assets	3,417	518
Capitalized implementation costs	(29,781)	(47,968)
Upfront incentive consideration	(67,697)	(61,087)
Other assets	(18,989)	(20,957)
Accrued compensation and related benefits	(31,308)	2,161
Accounts payable and other accrued liabilities	234	53,444
Deferred revenue including upfront solution fees	43,388	32,054
Cash provided by operating activities	536,193	455,906
Investing Activities
Additions to property and equipment	(205,664)	(242,811)
Other investing activities	—	(141)
Cash used in investing activities	(205,664)	(242,952)
Financing Activities
Cash dividends paid to common stockholders	(115,557)	(116,474)
Payments on Tax Receivable Agreement	(58,908)	(99,241)
Payments on borrowings from lenders	(35,483)	(1,868,655)
Repurchase of common stock	(26,281)	(97,671)
Net receipts on the settlement of equity-based awards	2,758	11,466
Debt issuance and modification costs	(1,567)	(19,052)
Proceeds of borrowings from lenders	—	1,897,625
Other financing activities	(17,371)	(8,934)
Cash used in financing activities	(252,409)	(300,936)
Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	633	(3,636)
Cash provided by (used in) discontinued operations	633	(3,636)
Effect of exchange rate changes on cash and cash equivalents	4,187	(4,228)
Increase (decrease) in cash and cash equivalents	82,940	(95,846)
Cash and cash equivalents at beginning of period	361,381	364,114
Cash and cash equivalents at end of period	$444,321	$268,268
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2018. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. Effective the first quarter of 2018, our business has three reportable segments and each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of segment profitability only. Prior year amounts have been recast for the disaggregation of our segments and the modification of our allocation of shared corporate costs where applicable.
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
Stockholders’ Equity—During the nine months ended September 30, 2018, we issued 2,441,045 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we had $3 million in net receipts from the exercise of employee stock-option awards, which includes a $9 million payment of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $116 million, during each of the nine months ended September 30, 2018 and 2017.
During the nine months ended September 30, 2018, certain of our stockholders sold an aggregate of 46,000,000 shares of our common stock through secondary public offerings. See "—Share Repurchase Program" for information on shares we repurchased in connection with one such offering. We did not offer any shares or receive any proceeds from these secondary public offerings.

Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2018, we repurchased 1,075,255 shares totaling $26 million pursuant to this share repurchase program, including the repurchase of 1,000,000 shares of our common stock for approximately $24 million in connection with a secondary public offering as described in "—Stockholders' Equity." There were no shares repurchased during the third quarter of 2018. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2018.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued updated guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under this updated standard, when the arrangement includes a license to software developed for internal use, implementation costs are capitalized and amortized on a straight-line basis over the related contract terms, and a liability is also recognized to the extent the payments attributable to the software license are made over time. When the cloud computing arrangement does not include a software license, implementation costs are to be expensed as incurred. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this updated standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued updated guidance that eliminates, modifies and adds certain disclosure requirements related to defined benefit pension and other post-retirement plans. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, ending after December 15, 2020, with early adoption permitted, and is required to be applied retrospectively. We are currently evaluating the impact of this standard on disclosures in our consolidated financial statements.
In August 2018, the FASB issued updated guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for the eliminated or modified disclosures, while delaying the adoption of the additional disclosures until their effective date. We do not expect the adoption of this updated standard will have a material impact on disclosures in our consolidated financial statements.
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, allowances for losses will now be required rather than reducing the instruments carrying value. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard using the cumulative-effect adjustment transition method on its effective date of January 1, 2019, and we expect to elect the package of practical expedients and the hindsight practical expedient upon adoption. We are in the process of cataloging our existing lease contracts and implementing changes to our processes and systems. We preliminarily estimate our other non-current assets and other non-current liabilities may be increased on our consolidated balance sheets by approximately $65 million to $80 million, with an immaterial impact to retained earnings, as a result of recognizing the right of use assets and corresponding lease liabilities in connection with the adoption of the updated standard. Our assessment is ongoing and subject to finalization such that the actual impact of the adoption may differ materially from this estimated range. We do not expect that the adoption of this updated standard will have a material impact on our consolidated results of operations and cash flows.

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

The following tables set forth the impact of the adoption of the revenue recognition standard to our reported results on our consolidated statement of operations and consolidated balance sheet, respectively (in thousands):

	Nine Months Ended September 30, 2018
	As reported ASC 606	Adjustments	As adjusted ASC 605
Revenue	$2,943,028	$23,555	$2,966,583
Cost of Revenue	2,117,984	6,275	2,124,259
Selling, general and administrative	384,047	(543)	383,504
Operating income	440,997	17,823	458,820
Income from continuing operations before income taxes	315,264	17,823	333,087
Provision for income taxes	61,371	4,354	65,725
Income from continuing operations	253,893	13,469	267,362
Net income	257,110	13,469	270,579
Net income attributable to common stockholders	253,131	13,469	266,600

	September 30, 2018
	As reported ASC 606	Adjustments	As adjusted ASC 605
Accounts receivable, net	$589,858	$(56,189)	$533,669
Prepaid expenses and other current assets	170,110	(13,147)	156,963
Total current assets	1,204,289	(69,336)	1,134,953
Other assets, net	634,422	(4,945)	629,477
Total assets	5,868,482	(74,281)	5,794,201
Accrued subscriber incentives	327,371	4,988	332,359
Deferred revenues	104,366	30,805	135,171
Other accrued liabilities	207,694	(25,901)	181,793
Total current liabilities	1,052,182	9,892	1,062,074
Deferred income taxes	200,767	(18,745)	182,022
Other noncurrent liabilities	322,002	(253)	321,749
Retained deficit	(814,446)	(65,175)	(879,621)
Total stockholders' equity	937,935	(65,175)	872,760
Total liabilities and stockholders' equity	5,868,482	(74,281)	5,794,201
Contract Balances
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' Software-as-a-Service ("SaaS") and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in a net contract asset or contract liability. Contract liabilities are included within deferred revenues and other noncurrent liabilities on the consolidated balance sheet. Contract liabilities totaled $201 million and $158 million as of September 30, 2018 and January 1, 2018, respectively. During the nine months ended September 30, 2018, we recognized revenue of approximately $29 million from contract liabilities that existed as of January 1, 2018. Contract assets are included within prepaid expenses and other current assets and other assets, net on the consolidated balance sheet. The following table presents the changes in our contract assets balance (in thousands):

Contract assets as of January 1, 2018	$75,624
Additions	10,579
Deductions	(26,414)
Other	(31)
Contract assets as of September 30, 2018	$59,758

Our contract assets include deferred customer advances and discounts, which are capitalized and amortized in future periods as the related revenue is earned. The contract assets also include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. These assets are reviewed for recoverability on a periodic basis based on review of impairment indicators. For the nine months ended September 30, 2018, we did not impair any of our contract assets as a result of the related contract becoming uncollectable, modified or canceled. Our trade accounts receivable, net recorded in accounts receivable, net on the consolidated balance sheet as of September 30, 2018 and January 1, 2018 was $585 million and $506 million, respectively. Our long-term trade unbilled receivables, net recorded in other assets, net on the consolidated balance sheet as of September 30, 2018 and January 1, 2018 was $55 million and $54 million, respectively. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Air	$566,887	$1,747,518
Lodging, Ground and Sea	88,467	264,498
Other	44,842	129,001
Total Travel Network	700,196	2,141,017
SabreSonic Passenger Reservation System	127,298	377,476
Commercial and Operations Solutions(1)	81,253	239,813
Other	837	3,524
Total Airline Solutions	209,388	620,813
SynXis Software and Services	62,036	182,251
Other	7,875	24,102
Total Hospitality Solutions	69,911	206,353
Eliminations	(9,212)	(25,155)
Total Sabre Revenue	$970,283	$2,943,028

(1) Includes $12 million and $25 million of license fee revenue recognized upon delivery to the customer for the three and nine months ended September 30, 2018, respectively.

Contract Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value for our Airline Solutions and Hospitality Solutions businesses. These costs are capitalized, and our capitalization policy for these costs includes an annual review of the historical costs incurred to specifically obtain a new contract, as a percentage of total costs, to determine the capitalized amount for the annual period. We generally amortize these costs over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses. We also capitalize contract fulfillment costs, also referred to as capitalized implementation costs. We periodically assess contract costs for recoverability, and our assessment resulted in impairments of approximately $1 million for the nine months ended September 30, 2018. See Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for an overview of our policy for capitalization of implementation costs. The following table presents the changes in contract acquisition costs and capitalized implementation costs (in thousands):

September 30, 2018
Contract acquisition costs:
Beginning balance (1/1/2018)	$19,353
Additions	5,533
Amortization	(4,745)
Other	425
Ending balance	$20,566

Capitalized implementation costs:
Beginning balance (1/1/2018)	$194,501
Additions	29,781
Amortization	(30,511)
Other	(1,733)
Ending balance	$192,038
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

3. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts (now referred to as contract assets) are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies and Note 4. Impairment and Related Charges in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information. During the year ended December 31, 2017, we evaluated the recoverability of net capitalized contract costs related to an Airline Solutions' customer and recorded a charge of $92 million in the second quarter of 2017, which was subsequently reduced to $81 million in the fourth quarter of 2017. For the nine months ended September 30, 2018, there have been no adjustments to amounts previously recorded in 2017. Given the uncertainty associated with the ultimate resolution of the dispute with the customer, there could be further adjustments to our consolidated statement of operations.
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
As of September 30, 2018, we have not completed our December 31, 2017 accounting of the tax effects of the enactment of the TCJA due to complexities of the TCJA, pending clarifications and additional information needed to finalize certain calculations. We recorded a reasonable estimate in our results of operations for the year ended December 31, 2017 of the effects on our existing deferred tax balances, the one-time transition tax and the effect of the TCJA on our liability related to the tax receivable agreement ("TRA"). See Note 7. Income Taxes in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information.
In the second quarter of 2018, we remeasured certain deferred tax assets based on a change in the estimate of the tax rate at which they are expected to be reversed. This change resulted from our decision during the quarter to elect to utilize our net operating loss carryforwards ("NOLs") to offset the impacts of the transition tax. As a result of this remeasurement, we recorded a decrease in our deferred tax liability of $19 million, which decreased our income tax expense from continuing operations.
We expect to finalize the accounting for the effects of the TCJA during the fourth quarter of 2018, in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), and these adjustments will be reported as a component of income tax expense from continuing operations.
Our effective tax rate for the nine months ended September 30, 2018 was 19% due to the deferred tax benefit recognized in the second quarter of 2018 and the favorable impact of our geographic mix of taxable income in various jurisdictions, partially offset by a net increase due to the impacts of TCJA. Our effective tax rate for the nine months ended September 30, 2017 was 25% due to the favorable impact of our geographic mix of taxable income in various jurisdictions and the tax impact from an impairment charge associated with an Airline Solutions’ customer contract, which was recognized as a tax benefit in the second quarter of 2017. See Note 3. Impairment and Related Charges.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the three and nine months ended September 30, 2018, we recognized tax benefits of $2 million and $4 million, respectively, associated with the net reversal of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $67 million and $74 million as of September 30, 2018 and December 31, 2017, respectively.

Other Matters
In July 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in an intercompany cost-sharing arrangement. In August 2018, this ruling was withdrawn leaving the Tax Court decision in effect. Considering the withdrawal, there is no current impact or change to our treatment of stock-based compensation; however, we will continue to monitor this case and evaluate any future impacts if and when those occur.

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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $328 million, excluding interest. This includes a provisional reduction recorded in the fourth quarter of 2017 of $60 million in the TRA liability primarily resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next two years. We made payments of $60 million and $101 million, which included accrued interest of approximately $1 million each year, in January 2018 and 2017, respectively. As of September 30, 2018, the current portion of our TRA liability totaled $94 million, which includes approximately $2 million of accrued interest, and the remaining portion of $77 million is included in other noncurrent liabilities in our consolidated balance sheet as of September 30, 2018. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
5. Debt
As of September 30, 2018 and December 31, 2017, our outstanding debt included in our consolidated balance sheets totaled $3,420 million and $3,456 million, respectively, which are net of debt issuance costs of $19 million and $23 million, respectively, and unamortized discounts of $8 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2018 and December 31, 2017 (in thousands):

	Rate	Maturity	September 30, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$534,375	$555,750
Term Loan B(1)	L + 2.00%	February 2024	1,866,940	1,881,048
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Capital lease obligations			15,856	21,235
Face value of total debt outstanding			3,447,171	3,488,033
Less current portion of debt outstanding			(64,225)	(57,138)
Face value of long-term debt outstanding			$3,382,946	$3,430,895
______________________________

(1)	Pursuant to the March 2, 2018 refinancing, the interest rate on the Term Loan B was reduced from L+2.25% to L+2.00%.
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
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss on extinguishment of debt, in our consolidated results of operations during the nine months ended September 30, 2018.
We had no balance outstanding under the Revolver as of September 30, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $15 million and $21 million as of September 30, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
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

Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2019. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, we estimate that $7 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of September 30, 2018 and December 31, 2017, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	238,000	66,666	0.2801
Singapore Dollar	US Dollar	65,050	48,595	0.7470
Indian Rupee	US Dollar	2,735,000	38,769	0.0141
British Pound Sterling	US Dollar	20,700	28,371	1.3706
Australian Dollar	US Dollar	26,300	19,751	0.7510
Swedish Krona	US Dollar	52,200	6,243	0.1196
Brazilian Real	US Dollar	20,850	5,628	0.2668

Outstanding Notional Amounts as of December 31, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	225,000	61,016	0.2712
Singapore Dollar	US Dollar	70,750	52,065	0.7359
British Pound Sterling	US Dollar	25,900	34,307	1.3246
Indian Rupee	US Dollar	1,720,000	25,939	0.0151
Australian Dollar	US Dollar	20,750	15,932	0.7678
Swedish Krona	US Dollar	44,100	5,353	0.1214
Brazilian Real	US Dollar	16,800	4,976	0.2962
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2018 and 2017 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,050 million	1 month LIBOR(2)	2.11%	December 31, 2019	December 31, 2020
$450 million	1 month LIBOR(2)	2.82%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $6 million for the three and nine months ended September 30, 2018, respectively, and were $2 million and $5 million for the three and nine months ended September 30, 2017, respectively. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.
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
The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$6,213
Foreign exchange contracts	Other accrued liabilities	(7,142)	—
Interest rate swaps	Prepaid expenses and other current assets	5,760	856
Interest rate swaps	Other assets, net	12,221	3,093
		$10,839	$10,162

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	Other accrued liabilities	$(1,841)	$(7,119)
		$(1,841)	$(7,119)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign exchange contracts	$(1,606)	$1,800	$(7,897)	$10,378
Interest rate swaps	3,042	810	12,018	(1,038)
Total	$1,436	$2,610	$4,121	$9,340

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign exchange contracts	Cost of revenue	$1,558	$(1,385)	$(2,769)	$(502)
Interest rate swaps	Interest expense, net	848	1,169	3,496	3,963
Total		$2,406	$(216)	$727	$3,461

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(7,142)	$—	$(7,142)	$—
Interest rate swap contracts	16,140	—	16,140	—
Total	$8,998	$—	$8,998	$—

		Fair Value at Reporting Date Using
	December 31, 2017	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$6,213	$—	$6,213	$—
Interest rate swap contracts	(3,170)	—	(3,170)	—
Total	$3,043	$—	$3,043	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2018.
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

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Term Loan A	$536,379	$559,223	$532,497	$553,444
Term Loan B	1,876,274	1,890,453	1,860,937	1,873,993
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	533,684	546,563	530,000	530,000
5.25% Senior secured notes due 2023	501,265	512,500	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.

8. Accumulated Other Comprehensive Income (Loss)
As of September 30, 2018 and December 31, 2017, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	September 30, 2018	December 31, 2017
Defined benefit pension and other post retirement benefit plans	$(121,469)	$(102,623)
Unrealized foreign currency translation gain	7,330	11,488
Unrealized gain on foreign currency forward contracts and interest rate swaps	6,993	2,651
Total accumulated other comprehensive loss, net of tax	$(107,146)	$(88,484)
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
9. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$70,879	$92,825	$253,893	$166,395
Less: Net income attributable to noncontrolling interests	1,538	1,307	3,979	3,726
Net income from continuing operations available to common stockholders, basic and diluted	$69,341	$91,518	$249,914	$162,669
Denominator:
Basic weighted-average common shares outstanding	275,175	277,477	275,205	277,754
Add: Dilutive effect of stock options and restricted stock awards	2,353	892	1,614	1,894
Diluted weighted-average common shares outstanding	277,528	278,369	276,819	279,648
Earnings per share from continuing operations:
Basic	$0.25	$0.33	$0.91	$0.59
Diluted	$0.25	$0.33	$0.90	$0.58
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 2 million and 3 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2018, respectively. The calculation of diluted weighted-average shares excludes the impact of 8 million and 5 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2017, respectively.

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

Putative Class Action Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. In August 2018, the plaintiffs sought leave from the court to withdraw their motion for class certification. In October 2018, the court denied the plaintiffs’ motion for class certification, with prejudice. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of September 30, 2018. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $42 million as of September 30, 2018. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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

Other Tax Matters
We pay and collect Value Added Tax (“VAT”) in most countries in which we operate related to the procurement of goods and services or the sale of services within the normal course of our business. We establish VAT receivables for the collection of refunds, which are subject to audit and collection risks in various countries. As of September 30, 2018, we have approximately $20 million in VAT receivables resulting from claims with the Greek government beginning in 2014, which we have paid and we believe we are entitled to recover as a refund. The Greek tax authorities are currently reviewing our refund claims for 2014 and 2015 totaling $8 million. Their preliminary audit report issued in October 2018 rejected the recoverability of these refund claims and instead claimed additional tax, penalties and interest due of $5 million. If our claims are rejected by the tax authorities in their final audit report, we intend to aggressively defend our positions. In the event of an adverse ruling, claims for years subsequent to 2015 may not be collectible and any prior refunds received may potentially be reversed to the extent the applicable statute of limitations has not expired. We do not believe that an adverse outcome is probable with respect to Greek tax authorities’ claims for the amounts recently assessed and therefore have not accrued any losses for the potential resolution of any of these claims; however we may incur expenses in future periods including litigation costs and pre-payment of a portion of the tax amount in order to defend our position.
We operate in a number of jurisdictions in which the taxing authorities may challenge our tax positions.  We routinely receive inquires, and may receive tax assessments in these additional foreign jurisdictions and we recognize liabilities when we believe it’s probable that amounts will be owed to the taxing authorities and such amounts are estimable. We continue to defend against any and all such claims as presented and may be required to prepay assessed amounts. As of September 30, 2018, we have accrued $5 million for probable exposure related to such contingencies. If our positions are ultimately rejected it could have a material impact to our results of operations.
Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.
Other
Air Berlin
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of September 30, 2018. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.

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

We define Adjusted Operating Income as operating income adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, litigation costs (reimbursements), net, and stock-based compensation.
We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, impairment and related charges, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, litigation costs (reimbursements), net, stock-based compensation and provision for income taxes.
Segment information for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Travel Network	$700,196	$632,349	$2,141,017	$1,931,441
Airline Solutions	209,388	207,121	620,813	610,608
Hospitality Solutions	69,911	67,802	206,353	194,071
Eliminations	(9,212)	(6,666)	(25,155)	(19,498)
Total revenue	$970,283	$900,606	$2,943,028	$2,716,622
Adjusted Gross Profit(a)
Travel Network	$268,604	$255,429	$842,359	$822,889
Airline Solutions	90,428	98,313	264,450	265,009
Hospitality Solutions	23,069	25,455	61,965	66,052
Corporate	(4,315)	(7,965)	(12,732)	(13,363)
Total	$377,786	$371,232	$1,156,042	$1,140,587
Adjusted Operating Income(b)
Travel Network	$182,533	$172,098	590,380	584,420
Airline Solutions	28,505	39,574	82,030	94,533
Hospitality Solutions	5,826	5,150	9,927	7,021
Corporate	(42,891)	(48,717)	(138,782)	(134,431)
Total	$173,973	$168,105	543,555	551,543
Adjusted EBITDA(c)
Travel Network	$229,983	$216,487	$735,669	$713,977
Airline Solutions	74,094	80,361	217,629	210,329
Hospitality Solutions	16,116	13,242	38,830	30,087
Total segments	320,193	310,090	992,128	954,393
Corporate	(41,688)	(47,164)	(135,283)	(132,489)
Total	$278,505	$262,926	$856,845	$821,904
Depreciation and amortization
Travel Network	$29,243	$26,384	$87,965	$79,259
Airline Solutions	45,589	40,787	135,599	115,796
Hospitality Solutions	10,290	8,092	28,903	23,066
Total segments	85,122	75,263	252,467	218,121
Corporate	17,610	21,779	55,084	77,608
Total	$102,732	$97,042	$307,551	$295,729
Capital Expenditures
Travel Network	$16,963	$19,895	$45,002	$69,151
Airline Solutions	25,315	26,275	72,485	92,193
Hospitality Solutions	9,291	10,235	27,629	31,261
Total segments	51,569	56,405	145,116	192,605
Corporate	22,209	18,996	60,548	50,206
Total	$73,778	$75,401	$205,664	$242,811
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted Gross Profit	$377,786	$371,232	$1,156,042	$1,140,587
Less adjustments:
Selling, general and administrative	130,152	91,840	384,047	383,137
Impairment and related charges(6)	—	—	—	92,022
Cost of revenue adjustments:
Depreciation and amortization(1)	85,552	79,976	254,490	229,688
Amortization of upfront incentive consideration(2)	18,207	18,005	57,324	50,298
Restructuring and other costs(4)	—	—	—	12,976
Stock-based compensation	7,112	4,615	19,184	13,626
Operating income	$136,763	$176,796	$440,997	$358,840

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted Operating Income	$173,973	$168,105	$543,555	$551,543
Less adjustments:
Joint venture equity income	333	357	2,455	1,768
Impairment and related charges(6)	—	—	—	92,022
Acquisition-related amortization(1c)	16,407	20,226	51,585	75,666
Restructuring and other costs(4)	—	—	—	25,304
Litigation costs (reimbursements), net(5)	5,225	(40,929)	7,073	(36,470)
Stock-based compensation	15,245	11,655	41,445	34,413
Operating income	$136,763	$176,796	$440,997	$358,840

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA	$278,505	$262,926	$856,845	$821,904
Less adjustments:
Depreciation and amortization of property and equipment(1a)	76,226	66,332	225,649	191,442
Amortization of capitalized implementation costs(1b)	10,099	10,484	30,317	28,621
Acquisition-related amortization(1c)	16,407	20,226	51,585	75,666
Amortization of upfront incentive consideration(2)	18,207	18,005	57,324	50,298
Impairment and related charges(6)	—	—	—	92,022
Interest expense, net	39,291	38,919	116,809	116,577
Loss on extinguishment of debt	—	1,012	633	1,012
Other, net(3)	1,905	3,802	10,746	19,788
Restructuring and other costs(4)	—	—	—	25,304
Litigation costs (reimbursements), net(5)	5,225	(40,929)	7,073	(36,470)
Stock-based compensation	15,245	11,655	41,445	34,413
Provision for income taxes	25,021	40,595	61,371	56,836
Income from continuing operations	$70,879	$92,825	$253,893	$166,395
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

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

(3)
During the nine months ended September 30, 2017, we recognized a $15 million loss in other, net related to debt modification costs associated with our debt refinancing. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. During the nine months ended September 30, 2017, we recorded a $25 million charge associated with a reduction to our workforce. This reduction aligned our operations with business needs and implemented an ongoing costs and organizational structure consistent with our expected growth needs and opportunities.

(5)
Litigation costs (reimbursements), net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 10. Contingencies. In the third quarter of 2018, we recorded a $5 million accrual related to penalties and interest for certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In the third quarter of 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation.

(6)
During the nine months ended September 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), BEAT, FDII and GILTI, the transition tax, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We recorded provisional amounts in the fourth quarter of 2017 for our one-time transition tax liability and a reduction to our TRA liability. In the second quarter of 2018, we remeasured certain deferred tax assets based on a change in the estimate of the tax rate at which they are expected to be reversed. This change resulted from our decision during the quarter to elect to utilize our NOLs to offset the impacts of the transition tax. As a result of this remeasurement, we recorded a decrease in our deferred tax liability of $19 million, which decreased our income tax expense from continuing operations. We expect to finalize the accounting for the effects of the TCJA during the fourth quarter of 2018, in accordance with SAB 118, and these adjustments will be reported as a component of income tax expense from continuing operations. See Note 7. Income Taxes, to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 16, 2018, as updated by our Current Report on Form 8-K/A filed with the SEC on May 3, 2018, for more information.
The rate of growth of Airline Solutions revenue on a year to date basis is impacted by the previously announced termination of an agreement with Southwest Airlines at the end of the second quarter in 2017 related to services and processing for their legacy reservations system.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Travel Network
Direct Billable Bookings - Air	123,233	114,259	7.9%	380,748	356,478	6.8%
Direct Billable Bookings - LGS	16,618	15,540	6.9%	50,752	46,934	8.1%
Total Direct Billable Bookings	139,851	129,799	7.7%	431,500	403,412	7.0%
Airline Solutions Passengers Boarded	198,063	186,887	6.0%	568,405	599,097	(5.1)%
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
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, litigation costs (reimbursements), net, and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, impairment and related charges, loss on extinguishment of debt, other, net, restructuring and other costs, litigation costs (reimbursements), net, stock-based compensation and tax impact of net income adjustments.

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

The following table sets forth the reconciliation of net income attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$73,005	$90,989	$253,131	$160,441
(Income) loss from discontinued operations, net of tax	(3,664)	529	(3,217)	2,228
Net income attributable to noncontrolling interests(1)	1,538	1,307	3,979	3,726
Income from continuing operations	70,879	92,825	253,893	166,395
Adjustments:
Acquisition-related amortization(2a)	16,407	20,226	51,585	75,666
Impairment and related charges(6)	—	—	—	92,022
Loss on extinguishment of debt	—	1,012	633	1,012
Other, net(4)	1,905	3,802	10,746	19,788
Restructuring and other costs(7)	—	—	—	25,304
Litigation costs (reimbursements), net(5)	5,225	(40,929)	7,073	(36,470)
Stock-based compensation	15,245	11,655	41,445	34,413
Tax impact of net income adjustments	(689)	(1,670)	(32,850)	(75,973)
Adjusted Net Income from continuing operations	$108,972	$86,921	$332,525	$302,157
Adjusted Net Income from continuing operations per share	$0.39	$0.31	$1.20	$1.08
Diluted weighted-average common shares outstanding	277,528	278,369	276,819	279,648

Adjusted Net Income from continuing operations	$108,972	$86,921	$332,525	$302,157
Adjustments:
Depreciation and amortization of property and equipment(2b)	76,226	66,332	225,649	191,442
Amortization of capitalized implementation costs(2c)	10,099	10,484	30,317	28,621
Amortization of upfront incentive consideration(3)	18,207	18,005	57,324	50,298
Interest expense, net	39,291	38,919	116,809	116,577
Remaining provision for income taxes	25,710	42,265	94,221	132,809
Adjusted EBITDA	$278,505	$262,926	$856,845	$821,904
Less:
Depreciation and amortization(2)	102,732	97,042	307,551	295,729
Amortization of upfront incentive consideration(3)	18,207	18,005	57,324	50,298
Acquisition-related amortization(2a)	(16,407)	(20,226)	(51,585)	(75,666)
Adjusted Operating Income	$173,973	$168,105	$543,555	$551,543

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended September 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,200	28,505	$5,826	$(79,768)	$136,763
Add back:
Selling, general and administrative	41,633	18,710	7,844	61,965	130,152
Cost of revenue adjustments:
Depreciation and amortization(2)	26,564	43,213	9,399	6,376	85,552
Amortization of upfront incentive consideration(3)	18,207	—	—	—	18,207
Stock-based compensation	—	—	—	7,112	7,112
Adjusted Gross Profit	268,604	90,428	23,069	(4,315)	377,786
Selling, general and administrative	(41,633)	(18,710)	(7,844)	(61,965)	(130,152)
Joint venture equity income	333	—	—	—	333
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,679	2,376	891	11,234	17,180
Litigation costs(5)	—	—	—	5,225	5,225
Stock-based compensation	—	—	—	8,133	8,133
Adjusted EBITDA	229,983	74,094	16,116	(41,688)	278,505
Less:
Depreciation and amortization(2)	29,243	45,589	10,290	17,610	102,732
Amortization of upfront incentive consideration(3)	18,207	—	—	—	18,207
Acquisition-related amortization(2a)	—	—	—	(16,407)	(16,407)
Adjusted Operating Income (Loss)	$182,533	$28,505	$5,826	$(42,891)	$173,973

	Three Months Ended September 30, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$171,741	39,574	$5,150	$(39,669)	$176,796
Add back:
Selling, general and administrative	42,460	20,151	12,596	16,633	91,840
Cost of revenue adjustments:
Depreciation and amortization(2)	23,223	38,588	7,709	10,456	79,976
Amortization of upfront incentive consideration(3)	18,005	—	—	—	18,005
Stock-based compensation	—	—	—	4,615	4,615
Adjusted Gross Profit	255,429	98,313	25,455	(7,965)	371,232
Selling, general and administrative	(42,460)	(20,151)	(12,596)	(16,633)	(91,840)
Joint venture equity income	357	—	—	—	357
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,161	2,199	383	11,323	17,066
Litigation reimbursements(5)	—	—	—	(40,929)	(40,929)
Stock-based compensation	—	—	—	7,040	7,040
Adjusted EBITDA	216,487	80,361	13,242	(47,164)	262,926
Less:
Depreciation and amortization(2)	26,384	40,787	8,092	21,779	97,042
Amortization of upfront incentive consideration(3)	18,005	—	—	—	18,005
Acquisition-related amortization(2a)	—	—	—	(20,226)	(20,226)
Adjusted Operating Income (Loss)	$172,098	$39,574	$5,150	$(48,717)	$168,105

	Nine Months Ended September 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$587,925	82,030	$9,927	$(238,885)	$440,997
Add back:
Selling, general and administrative	117,604	55,494	25,303	185,646	384,047
Cost of revenue adjustments:
Depreciation and amortization(2)	79,506	126,926	26,735	21,323	254,490
Amortization of upfront incentive consideration(3)	57,324	—	—	—	57,324
Stock-based compensation	—	—	—	19,184	19,184
Adjusted Gross Profit	842,359	264,450	61,965	(12,732)	1,156,042
Selling, general and administrative	(117,604)	(55,494)	(25,303)	(185,646)	(384,047)
Joint venture equity income	2,455	—	—	—	2,455
Selling, general and administrative adjustments:
Depreciation and amortization(2)	8,459	8,673	2,168	33,761	53,061
Litigation costs(5)	—	—	—	7,073	7,073
Stock-based compensation	—	—	—	22,261	22,261
Adjusted EBITDA	735,669	217,629	38,830	(135,283)	856,845
Less:
Depreciation and amortization(2)	87,965	135,599	28,903	55,084	307,551
Amortization of upfront incentive consideration(3)	57,324	—	—	—	57,324
Acquisition-related amortization(2a)	—	—	—	(51,585)	(51,585)
Adjusted Operating Income (Loss)	$590,380	$82,030	$9,927	$(138,782)	$543,555

	Nine Months Ended September 30, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$582,652	94,533	$7,021	$(325,366)	$358,840
Add back:
Selling, general and administrative	120,297	61,266	37,003	164,571	383,137
Impairment and related charges(6)	—	—	—	92,022	92,022
Cost of revenue adjustments:
Depreciation and amortization(2)	69,642	109,210	22,028	28,808	229,688
Amortization of upfront incentive consideration(3)	50,298	—	—	—	50,298
Restructuring and other costs(7)	—	—	—	12,976	12,976
Stock-based compensation	—	—	—	13,626	13,626
Adjusted Gross Profit	822,889	265,009	66,052	(13,363)	1,140,587
Selling, general and administrative	(120,297)	(61,266)	(37,003)	(164,571)	(383,137)
Joint venture equity income	1,768	—	—	—	1,768
Selling, general and administrative adjustments:
Depreciation and amortization(2)	9,617	6,586	1,038	48,800	66,041
Restructuring and other costs(7)	—	—	—	12,328	12,328
Litigation reimbursements(5)	—	—	—	(36,470)	(36,470)
Stock-based compensation	—	—	—	20,787	20,787
Adjusted EBITDA	713,977	210,329	30,087	(132,489)	821,904
Less:
Depreciation and amortization(2)	79,259	115,796	23,066	77,608	295,729
Amortization of upfront incentive consideration(3)	50,298	—	—	—	50,298
Acquisition-related amortization(2a)	—	—	—	(75,666)	(75,666)
Adjusted Operating Income (Loss)	$584,420	$94,533	$7,021	$(134,431)	$551,543

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$536,193	$455,906
Cash used in investing activities	(205,664)	(242,952)
Cash used in financing activities	(252,409)	(300,936)

	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$536,193	$455,906
Additions to property and equipment	(205,664)	(242,811)
Free Cash Flow	$330,529	$213,095
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

(4)
During the nine months ended September 30, 2017, we recognized a $15 million loss in other, net related to debt modification costs associated with our debt refinancing. In addition, other, net includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)
Litigation costs (reimbursements), net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 10. Contingencies, to our consolidated financial statements. In the third quarter of 2018, we recorded a $5 million accrual related to penalties and interest for certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In the third quarter of 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation.

(6)
During the nine months ended September 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges, to our consolidated financial statements.

(7)
Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. During the nine months ended September 30, 2017, we recorded a $25 million charge associated with an announced action to reduce our workforce. This reduction aligned our operations with business needs and implemented an ongoing costs and organizational structure consistent with our expected growth needs and opportunities.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)
Revenue	$970,283	$900,606	$2,943,028	$2,716,622
Cost of revenue	703,368	631,970	2,117,984	1,882,623
Selling, general and administrative	130,152	91,840	384,047	383,137
Impairment and related charges	—	—	—	92,022
Operating income	136,763	176,796	440,997	358,840
Interest expense, net	(39,291)	(38,919)	(116,809)	(116,577)
Loss on extinguishment of debt	—	(1,012)	(633)	(1,012)
Joint venture equity income	333	357	2,455	1,768
Other expense, net	(1,905)	(3,802)	(10,746)	(19,788)
Income from continuing operations before income taxes	95,900	133,420	315,264	223,231
Provision for income taxes	25,021	40,595	61,371	56,836
Income from continuing operations	$70,879	$92,825	$253,893	$166,395

Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$700,196	$632,349	$67,847	11%
Airline Solutions	209,388	207,121	2,267	1%
Hospitality Solutions	69,911	67,802	2,109	3%
Total segment revenue	979,495	907,272	72,223	8%
Eliminations	(9,212)	(6,666)	(2,546)	(38)%
Total revenue	$970,283	$900,606	$69,677	8%
Travel Network—Revenue increased $68 million, or 11%, for the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $66 million to $655 million. This increase is a result of an 8% increase in Direct Billable Bookings to 140 million in Asia Pacific, North America and Europe, as well as an increase in the average booking fee rate due to a favorable mix including a discrete shift in the distribution pricing structure for specific European carriers during the three months ended September 30, 2018.
Airline Solutions—Revenue increased $2 million, or 1%, for the three months ended September 30, 2018 compared to the same period in the prior year. The $2 million increase in revenue primarily resulted from:

•
SabreSonic Passenger Reservation System revenue remained consistent for the three months ended September 30, 2018 compared to the same period in the prior year. Passengers Boarded increased by 6% to 198 million for the three months ended September 30, 2018 driven by an increase in volumes from consistent carrier growth of 1%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018. These increases were substantially offset by a reduction in project-based SabreSonic services revenue;

•
a $5 million increase in AirVision and AirCentre commercial and operations solutions revenue driven by newly implemented SaaS products, as well as upfront license fee revenue from renewals and new implementations recognized upon delivery to the customer of $12 million. This increase was partially offset by other impacts related to the adoption of ASC 606 (see "Recent Developments Affecting our Results of Operations" above); and

•	a $2 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $2 million, or 3%, for the three months ended September 30, 2018 compared to the same period in the prior year, driven primarily from a $5 million, or 9%, increase in SynXis Software and Services revenue from new and existing customers, offset by a decrease of $3 million in DX revenue. Total Central Reservation System transactions for the three months ended September 30, 2018 were 27 million.

Cost of Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$431,592	$376,920	$54,672	15%
Airline Solutions	118,961	108,807	10,154	9%
Hospitality Solutions	46,842	42,348	4,494	11%
Eliminations	(9,212)	(6,715)	(2,497)	(37)%
Total segment cost of revenue	588,183	521,360	66,823	13%
Corporate	11,426	12,629	(1,203)	(10)%
Depreciation and amortization	85,552	79,976	5,576	7%
Amortization of upfront incentive consideration	18,207	18,005	202	1%
Total cost of revenue	$703,368	$631,970	$71,398	11%
Travel Network—Cost of revenue increased $55 million, or 15%, for the three months ended September 30, 2018 compared to the same period in the prior year, primarily due to a $45 million increase in incentive consideration in all regions. Labor and technology infrastructure costs increased $7 million primarily to support the growth in the business, increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions.
Airline Solutions—Cost of revenue increased $10 million, or 9%, for the three months ended September 30, 2018 compared to the same period in the prior year. Technology infrastructure costs increased primarily as a result of increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions. This increase was partially offset by a decrease in service level agreement penalties, which are now recorded as a reduction to revenue under ASC 606, and labor costs.
Hospitality Solutions—Cost of revenue increased $4 million, or 11%, for the three months ended September 30, 2018 compared to the same period in the prior year from an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs decreased $1 million, or 10%, for the three months ended September 30, 2018 compared to the same period in the prior year. This decrease resulted from a reduction in labor costs partially offset by higher technology infrastructure costs.
Depreciation and amortization—Depreciation and amortization increased $6 million, or 7%, for the three months ended September 30, 2018 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$130,152	$91,840	$38,312	42%
Selling, general and administrative expenses increased $38 million, or 42%, for the three months ended September 30, 2018 compared to the same period in the prior year. Professional services increased primarily due to a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in the third quarter of 2017 with our insurance carriers with respect to the American Airlines litigation, and a $5 million accrual in the third quarter of 2018 related to certain tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. See Note 10. Contingencies, to our consolidated financial statements for additional information. Additionally, costs associated with implementing corporate systems and enhancements to our risk and security programs increased $8 million. These increases were offset by a decrease of $13 million in labor costs associated with the benefits of the cost reduction and business alignment program initiated in the prior year.

Provision for Income Taxes

	Three Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Provision for income taxes	$25,021	$40,595	$(15,574)	(38)%
Our effective tax rate for the three months ended September 30, 2018 was 26%, primarily driven by a net increase due to the impacts of TCJA, partially offset by the favorable impact of our geographic mix of taxable income in various jurisdictions. Our effective tax rate for the three months ended September 30, 2017 was 30% as a result of the favorable impact of our geographic mix of taxable income in various jurisdictions.
Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$2,141,017	$1,931,441	$209,576	11%
Airline Solutions	620,813	610,608	10,205	2%
Hospitality Solutions	206,353	194,071	12,282	6%
Total segment revenue	2,968,183	2,736,120	232,063	8%
Eliminations	(25,155)	(19,498)	(5,657)	(29)%
Total revenue	$2,943,028	$2,716,622	$226,406	8%
Travel Network—Revenue increased $210 million, or 11%, for the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $212 million to $2,012 million. Direct Billable bookings increased by 7% to 432 million, and the average booking fee rate increased due to a favorable mix including a discrete shift in the distribution pricing structure for specific European carriers in the nine months ended September 30, 2018.
Airline Solutions—Revenue increased $10 million, or 2%, for the nine months ended September 30, 2018 compared to the same period in the prior year. The $10 million increase in revenue primarily resulted from:

•
a $2 million decrease in SabreSonic Passenger Reservation System revenue for the nine months ended September 30, 2018 compared to the same period in the prior year. Passengers Boarded decreased by 5% to 568 million for the nine months ended September 30, 2018, driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system at the end of the second quarter in 2017, which was at a lower than average passengers boarded rate. This decrease was offset by an increase in volumes from consistent carrier growth of 6%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018;

•
a $20 million increase in AirVision and AirCentre commercial and operations solutions revenue driven primarily by newly implemented SaaS products and organic growth, as well as upfront license fee revenue from renewals and new implementations recognized upon delivery to the customer of $25 million. This increase was partially offset by other impacts related to the adoption of ASC 606 (see "Recent Developments Affecting our Results of Operations" above); and

•	a $7 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $12 million, or 6%, for the nine months ended September 30, 2018 compared to the same period in the prior year, driven primarily by a $19 million, or 12%, increase in SynXis Software and Services revenue from new and existing customers, offset by a decrease of $7 million in DX revenue. Total Central Reservation System transactions for the nine months ended September 30, 2018 were 66 million.

Cost of Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$1,298,658	$1,108,552	$190,106	17%
Airline Solutions	356,363	345,598	10,765	3%
Hospitality Solutions	144,388	128,021	16,367	13%
Eliminations	(25,156)	(19,498)	(5,658)	(29)%
Total segment cost of revenue	1,774,253	1,562,673	211,580	14%
Corporate	31,917	39,964	(8,047)	(20)%
Depreciation and amortization	254,490	229,688	24,802	11%
Amortization of upfront incentive consideration	57,324	50,298	7,026	14%
Total cost of revenue	$2,117,984	$1,882,623	$235,361	13%

Travel Network—Cost of revenue increased $190 million, or 17%, for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to a $154 million increase in incentive consideration in all regions, including a prior year reduction to incentive consideration associated with the renegotiation of an out of market agreement with a travel agency from our acquisition of Abacus of $16 million. Labor and technology infrastructure costs increased $36 million primarily to support the growth in the business, increased investments in the modernization, stability and security of our technology platforms, shift to cloud-based solutions and costs incurred in connection with the General Data Protection Regulation ("GDPR").
Airline Solutions—Cost of revenue increased $11 million, or 3%, for the nine months ended September 30, 2018 compared to the same period in the prior year. Technology infrastructure costs increased as a result of increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions, which were partially offset by decreased labor costs and service level agreement penalties. Service level agreement penalties are now recorded as a reduction to revenue under ASC 606.
Hospitality Solutions—Cost of revenue increased $16 million, or 13%, for the nine months ended September 30, 2018 compared to the same period in the prior year primarily as a result of an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs decreased $8 million, or 20%, for the nine months ended September 30, 2018 compared to the same period in the prior year. The decrease was primarily due to a $12 million charge in the second quarter of 2017 associated with a reduction of our workforce partially offset by higher technology infrastructure costs as a result of increased investments in the modernization, stability and security of our technology platforms, shift to cloud-based solutions and costs incurred in connection with the GDPR.
Depreciation and amortization—Depreciation and amortization increased $25 million, or 11%, for the nine months ended September 30, 2018 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $7 million, or 14%, for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$384,047	$383,137	$910	—%

Selling, general and administrative expenses increased by $1 million for the nine months ended September 30, 2018 compared to the same period in the prior year. Professional services increased primarily due to a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in the third quarter of 2017 with our insurance carriers with respect to the American Airlines litigation, and a $5 million accrual in the third quarter of 2018 related to certain tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. See Note 10. Contingencies, to our consolidated financial statements for more information. Additionally, costs associated with implementing corporate systems and enhancements to our risk and security programs increased $21 million. These increases were offset by a decrease of $48 million in labor costs associated with the benefits of the cost reduction and business alignment program initiated in the prior year, including a $13 million charge recorded in the second quarter of 2017 related to that program. Intangible amortization expense decreased by $15 million due to the completion at the end of the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007.

Impairment and Related Charges

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Impairment and related charges	$—	$92,022	$(92,022)	100%
During the nine months ended September 30, 2017, we recorded an impairment charge of $92 million associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 3. Impairment and Related Charges, to our consolidated financial statements.
Other Expense, Net

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Other expense, net	$(10,746)	$(19,788)	$9,042	(46)%
During the nine months ended September 30, 2018, we recognized realized and unrealized foreign currency exchange losses and the amortization of actuarial losses associated with our pension plan. During the nine months ended September 30, 2017, we recognized a $15 million loss related to debt modification costs associated with our debt refinancing in the first and third quarter of 2017 and realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Nine Months Ended September 30,
	2018	2017	Change
	(Amounts in thousands)
Provision for income taxes	$61,371	$56,836	$4,535	8%
Our effective tax rate for the nine months ended September 30, 2018 was 19%, due to the deferred tax benefit recognized in the second quarter of 2018 and the favorable impact of our geographic mix of taxable income in various jurisdictions, partially offset by a net increase due to the impacts of TCJA. See Note 4. Income Taxes, to our consolidated financial statements for more details. Our effective tax rate for the nine months ended September 30, 2017 was 25% due to the favorable impact of our geographic mix of taxable income in various jurisdictions and the tax impact from an impairment charge associated with an Airline Solutions’ customer contract, which was recognized as a tax benefit in the second quarter of 2017. See Note 3. Impairment and Related Charges, to our consolidated financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2018 and December 31, 2017, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$444,321	$361,381
Available balance under the Revolver	384,677	378,542
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	15,323	21,458
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2018 and December 31, 2017.

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
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational expenses, capital expenditures, cash taxes and other obligations over the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We funded TRA payments of $60 million and $101 million, including interest, due in January 2018 and 2017, respectively, with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.

Dividends
During the nine months ended September 30, 2018, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $116 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
Secondary Public Offerings
During the nine months ended September 30, 2018, certain of our stockholders sold an aggregate of 46,000,000 shares of our common stock through secondary public offerings. See "—Share Repurchase Program" for information on shares we repurchased in connection with one such offering. We did not offer any shares or receive any proceeds from these secondary public offerings.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2018. For the nine months ended September 30, 2018, we repurchased 1,075,255 shares totaling $26 million pursuant to this share repurchase program, including the repurchase of 1,000,000 shares of our common stock for approximately $24 million in connection with a secondary public offering as described in "—Secondary Public Offerings."

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
We had no balance outstanding under the Revolver as of September 30, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $15 million and $21 million as of September 30, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 4. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 4. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $170 million, excluding interest. The current portion of our TRA liability totaled $94 million, which includes approximately $2 million of accrued interest, and the remaining portion of $77 million is included in other noncurrent liabilities in our consolidated balance sheet as of September 30, 2018. We expect a majority of the future payments under the TRA to be made over the next two years. In the fourth quarter of 2017, we recorded a reduction of $60 million in the TRA liability primarily due to a provisional adjustment resulting from the enactment of the TCJA, which reduced the U.S. corporate income tax rate. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $60 million and $101 million, including interest, in January 2018 and 2017, respectively. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.

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
Technology Expenditures
We maintain and make enhancements, upgrades and additions to our products, services, technologies and systems in response to technological developments, industry standards and trends and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. We develop products internally to seek to improve the speed, accuracy and comprehensiveness of our services and make changes to our technology platforms by investing in modern technology and systems. Software developed for internal use includes costs incurred to develop or obtain applications, infrastructure and graphics development for our GDS, our SaaS and hosted systems. Additionally, we rely on third-party providers for computer data centers and network systems operated by DXC Technology ("DXC") and other providers for hosting services. The aggregation of these costs represent our total technology expenditures of $772 million and $728 million for the nine months ended September 30, 2018 and 2017, respectively. This includes capitalized expenditures, primarily relating to internally developed software, of $204 million and $231 million for the same respective periods.
Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Cash provided by operating activities	$536,193	$455,906
Cash used in investing activities	(205,664)	(242,952)
Cash used in financing activities	(252,409)	(300,936)
Cash provided by (used in) discontinued operations	633	(3,636)
Effect of exchange rate changes on cash and cash equivalents	4,187	(4,228)
Increase (decrease) in cash and cash equivalents	$82,940	$(95,846)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2018 was $536 million and consisted of net income from continuing operations of $254 million, adjustments for non-cash and other items of $497 million and a decrease in cash from changes in operating assets and liabilities of $215 million. The adjustments for non-cash and other items consist primarily of $308 million of depreciation and amortization, $74 million in deferred income taxes, $57 million in amortization of upfront incentive consideration and $41 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $215 million was primarily the result of a $114 million increase in accounts receivable primarily due to seasonality, $68 million used for upfront incentive consideration, $31 million used for accrued compensation and related benefits, $30 million used for capitalized implementation costs and a $19 million increase in other assets. These decreases were partially offset by an increase of $43 million in deferred revenue partially driven by upfront solution fees.
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
Investing Activities
For the nine months ended September 30, 2018, we used cash of $206 million on capital expenditures, including $182 million related to software developed for internal use.
For the nine months ended September 30, 2017, we used cash of $243 million on capital expenditures, including $192 million related to software developed for internal use.
Financing Activities

For the nine months ended September 30, 2018, we used $252 million for financing activities. Significant highlights of our financing activities include:

•	payment of $116 million in dividends on our common stock;

•	second annual payment on the TRA liability for $59 million, excluding interest;

•	payment of $35 million on our Term Loan A and Term Loan B and $2 million in debt issuance and modification costs;

•	repurchase of 1,075,255 shares of our common stock outstanding totaling $26 million; and

•
net receipts of $3 million from the settlement of employee stock-option awards, including payments of $9 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

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

•	payments totaling $36 million on the principal outstanding on our term loans;

•	pursuant to the Refinancing in August 2017, payments of $7 million in debt modification costs;

•	first annual payment on the TRA liability for $99 million, excluding interest;

•	payment of $116 million in dividends on our common stock;

•	repurchase of 5,153,241 shares of our common stock outstanding totaling $98 million; and

•
net receipts of $11 million from the settlement of employee stock-option awards, including payments of $11 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Discontinued Travelocity Business
Cash flows provided by (used in) discontinued operating activities was $1 million and $(4) million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash flows provided by discontinued operations primarily resulted from a $5 million refund from the city of San Francisco associated with a favorable ruling in hotel occupancy tax litigation.
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
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2018 and year ended December 31, 2017.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a new data protection law adopted by the European Commission, went into effect on May 25, 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
We are exposed to risks associated with PCI compliance.
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in September 2018. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have contracts with carriers that fly to Cuba, Iran, Crimea region, North Korea and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto.
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

We consider the investment in our foreign subsidiaries as of September 30, 2018 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.
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
Our consolidated balance sheet at September 30, 2018 contained goodwill and intangible assets, net totaling $3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of September 30, 2018, we had $3.4 billion of indebtedness outstanding in addition to $385 million of availability under our Revolver, after taking into account the availability reduction of $15 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the nine months ended September 30, 2018, foreign currency operations included $209 million of revenue and $446 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% of our operating expenses for the nine months ended September 30, 2018 and the year ended December 31, 2017. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
As of September 30, 2018, the Principal Stockholders (as defined below) own, in the aggregate, approximately 8.5% of our outstanding common stock and, consequently, have significant influence over us.

We are a party to an amended and restated Stockholders’ Agreement (as further amended and restated, the “Stockholders’ Agreement”) with the Silver Lake Funds, the TPG Funds and the Sovereign Co-Invest II (each as defined below). Pursuant to the Stockholders’ Agreement, the TPG Funds currently have the right to designate for nomination one director, and the Silver Lake Funds currently have the right to designate for nomination one director. In addition, the Silver Lake Funds and the TPG Funds also jointly have the right to designate one additional director who must qualify as independent under the NASDAQ rules and must meet the independence requirements of Rule 10A-3 of the Exchange Act so long as they collectively own at least 10% of their collective Closing Date Shares (as defined in the Stockholders’ Agreement). As a result, the Principal Stockholders are able to exercise significant influence over all matters requiring stockholder approval, including: the election of directors; approval of mergers or a sale of all or substantially all of our assets and other significant corporate transactions; and the amendment of our Certificate of Incorporation and our Bylaws. This concentration of influence may delay, deter or prevent acts that would be favored by our other stockholders, who may have interests different from those of our Principal Stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning common stock in companies with Principal Stockholders.
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

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2018. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2018.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.63+
Amendment to Employment Agreement, by and between Sabre Corporation and David Shirk, dated July 17, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018).

10.64+*	Offer Letter by and between Sabre Corporation and Kimberly Warmbier, dated June 22, 2018.
10.65+*	Offer Letter by and between Sabre Corporation and Cem Tanyel, dated September 4, 2018.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	October 30, 2018	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)