Form 10-K
period 2018-12-31
Sabre Corp
filed 2019-02-15
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 29, 2018, was $5,819,622,350. As of February 11, 2019, there were 275,405,379 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders to be held on April 23, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” "provisional," “may,” "intends," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.  A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
Business Segments
Effective the first quarter of 2018, we operate through three business segments: Travel Network, Airline Solutions and Hospitality Solutions. In conjunction with this change, we have modified the methodology we have historically used to allocate shared corporate technology costs. Each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of individual segment profitability only. Financial information about our business segments and geographic areas is provided in Note 16. Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
In July 2018, we announced the creation of the Travel Solutions organization, which consists of Travel Network and Airline Solutions. This new structure reinforces our focus on the next generation of retailing, distribution and fulfillment. Sabre’s reportable segments continue to be Travel Network, Airline Solutions and Hospitality Solutions.

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
Airline Solutions
Our Airline Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our airline customers better market, sell, serve and operate. We offer airline software solutions in three functional suites: our reservation system, SabreSonic Customer Sales & Service (“SabreSonic”); our commercial solutions, Sabre AirVision Marketing & Planning; and Sabre AirCentre Enterprise Operations. SabreSonic provides comprehensive capabilities around managing sales and customer service across an airline’s diverse touch points. Sabre AirVision Marketing & Planning is a set of strategic airline commercial planning solutions that focuses on helping our customers improve profitability and develop their brand. Sabre AirCentre Enterprise Operations is a set of strategic solutions that drive operational effectiveness through holistic planning and management of airline, airport and customer operations.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery model, to hoteliers around the world. Our offerings include distribution through our SynXis central reservation system (“CRS”), property management through SynXis Property Manager Solution (“PMS”), marketing services and professional services that optimize distribution and marketing.
In January 2016, we completed the acquisition of the Trust Group of Companies (“Trust Group”), a central reservation, revenue management and hotel marketing provider with a significant presence in Europe, the Middle East and Africa (“EMEA”) and in APAC. Inclusive of this acquisition, we provide our software and solutions to over 42,000 hotel properties around the world.
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

•
Geographic expansion beyond our traditional strengths by seeking to deepen our presence in high-growth geographies in Asia-Pacific ("APAC"), Europe, including high-growth Eastern European markets, and Latin America.

•
Pursuit of new customers and marketplace content through seeking to actively add new travel supplier content to Travel Network and continuing to pursue new customers for our Airline Solutions and Hospitality Solutions business.

•	Strengthen relationships with existing customers, including promoting the adoption of our products within and across our existing customers.
Customers
Travel Network customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and low-cost carriers (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hospitality Solutions has a global customer base of over 42,000 hotel properties of all sizes.
No individual customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2018, 2017 and 2016.

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
SaaS and Hosted—Airline Solutions and Hospitality Solutions generate revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We maintain our SaaS and hosted software and manage the related infrastructure. We collect the implementation fees and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
Software Licensing—Airline Solutions generates revenue from fees for the installation and use of our software products. Some contracts under this model generate additional revenue for the maintenance of the software product.
Professional Service Fees—Airline Solutions and Hospitality Solutions offerings that utilize the SaaS and hosted revenue model are sometimes sold as part of multiple-element agreements for which we also provide professional services, including consulting services. Our professional services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often, we provide these services during the implementation phase of our SaaS solutions.
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
Competition
We operate in highly competitive markets. Travel Network competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities and direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space, that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. Airline Solutions operates in an industry that is very competitive, which includes other providers of reservations systems and software applications solutions and airlines that develop their own software applications and reservations systems in-house. Primary competitors of Hospitality Solutions are in the hospitality CRS and PMS fields and hotels that develop their own software applications and CRSs in house, including global hotel chains.
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
Our architecture has evolved from a mainframe centric transaction processing environment to a secure processing platform that is one of the world’s most heavily used and resilient service oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline operations and decision support systems; an array of customized applications available through the Sabre Red 360; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.

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
We are subject to the application of data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU, which became effective in May 2018. See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches."
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
Employees
As of December 31, 2018, we employed approximately 8,860 people. We have not experienced any work stoppages and consider our relations with our employees to be good.
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

•
factors that affect demand for travel such as outbreaks of contagious diseases, including influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel and safety concerns;

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
We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance may cause our travel suppliers to increase the time they take to pay or to default on their payment obligations, which could lead to a higher level of bad debt expense and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination, and, if applicable, result in asset impairments which could be significant. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.
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

Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, attacks on hardware vulnerabilities, physical or electronic break-ins, cybersecurity incidents or other security breaches, and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data, and could prevent us from providing timely services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
Although we have implemented measures intended to protect systems and critical data and provide comprehensive disaster recovery and contingency plans for certain customers that purchase this additional protection, these protections and plans are not in place for all systems. Furthermore, several of our existing critical backup systems are located in the same metropolitan area as our primary systems and we may not have sufficient disaster recovery tools or resources available, depending on the type or size of the disruption. Disasters affecting our facilities, systems or personnel might be expensive to remedy and could significantly diminish our reputation and our brands, and we may not have adequate insurance to cover such costs.
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
We process, store, and transmit large amounts of data, including personally identifiable information ("PII") and payment card industry data ("PCI") of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC Technology ("DXC") or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems.  We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation system (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data forensic investigator at the payment card brands' request to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. The costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand, or indemnification obligations to our customers, as well as any other impacts or remediation related to them, may be material. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
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
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards and trends and customer requirements. For example, IATA has promulgated its new distribution capability (“NDC”) standard. Depending on the level of adoption of this standard, our failure to integrate NDC into our technology or anticipate the evolution of next generation retailing and distribution could adversely affect our financial performance. As another example, migration of our enterprise applications and platforms to other hosting environments would cause us to incur substantial costs, and could result in instability and business interruptions, which could materially harm our business.
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
In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. For example, one of our competitors, Travelport Worldwide Limited, has recently announced that it is to be acquired by private-equity firms, in a transaction that is expected to close in 2019.  There could be uncertainty resulting from any such acquisition, including possible changes to Travelport’s product and service offerings. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we may be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which could affect our financial performance and liquidity.
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
Our businesses are largely dependent on the computer data centers and network systems operated for us by DXC, and its third-party providers, including AT&T, to which DXC outsources certain network services. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users. Moreover, we outsourced our global enterprise resource planning system to a third-party provider, and any disruption to that outsourced system may negatively impact our business.
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
In our Travel Network business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three- to five-year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all. See “—Our Travel Network business is exposed to pricing pressure from travel suppliers."
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law, adopted by the European Commission, went into effect on May 25, 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
Voters in the U.K. have approved the exit of that country from the E.U. (“Brexit”), and the British government has provided official notification to the E.U. that it intends to withdraw from the E.U. The Brexit vote and related process have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain VAT refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, Sean Menke was elected as President and Chief Executive Officer of Sabre on December 31, 2016. Subsequent to his election, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2018 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. For example, we announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix Inc. (“Farelogix”), a recognized innovator in the travel industry with offer management and NDC order delivery technology used by many of the world’s leading airlines. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver borrowing. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in 2019. Regulatory reviews are ongoing. We cannot assure you that the acquisition will occur on these terms or at all.
Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve anticipated business or financial results, cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any of these transactions, we may need to raise external funds through the sale of equity or the issuance of debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock. See "—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness."
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 15. Commitments and Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition (“DG Comp”) has announced that it has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the DG Comp to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
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
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the OFAC and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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

Under our customer agreements, we generally must indemnify our customers for liability arising from intellectual property infringement claims with respect to our software. These indemnifications could be significant and we may not have adequate insurance coverage to protect us against all claims. The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future, require us to incur significant legal fees, decrease demand for any products that we successfully develop, divert management’s attention, and force us to limit or forgo further development and commercialization of these products. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheet at December 31, 2018 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
Our pension plans in the aggregate are estimated to be unfunded by $116 million as of December 31, 2018. With approximately 4,900 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
We have a significant amount of indebtedness. As of December 31, 2018, we had $3.4 billion of indebtedness outstanding in addition to $385 million of availability under our Revolver, after taking into account the availability reduction of $15 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
As of December 31, 2018, we had outstanding approximately $2,382 million of variable debt that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 6. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely effect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.

We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 8% of our operating expenses for the year ended December 31, 2018 and 2017, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
Sales of substantial amounts of our common stock in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.
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
To the extent that any of us, our executive officers or directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

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
Americas: Our corporate and business unit headquarters and domestic operations are located in a property which we own in Southlake, Texas, and in two leased offices located in Westlake, Texas. The Westlake leases expire in 2026 and include early termination options in 2022. There are nine additional offices across North America and nine offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these additional offices are leased.
Europe: Travel Network has its European regional headquarters in London, United Kingdom, with a lease that expires in 2027 and includes an early termination option in 2022. There are 24 additional offices across Europe that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.
APAC: Travel Network, Airline Solutions and Hospitality Solutions have their APAC regional operations headquarters in Singapore. There are three offices that are leased with two leases which expire in 2019 and one lease which expires in 2022, with an early termination option in 2019. There are 29 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the additional offices are leased, with the exception of one property in Kuala Lumpur, Malaysia, which is owned.

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

Antitrust Litigation and Investigations
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
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced orders dismissing and/or issuing summary judgment as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. The Second Circuit heard oral arguments on this matter in December 2018.
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
In the fourth quarter of 2016, we accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense during 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to conclusion of the appellate process and, if US Airways ultimately prevails on the appeal, final decision by the trial court, which may itself be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. In August 2018, the plaintiffs sought leave from the court to withdraw their motion for class certification. In October 2018, the court denied the plaintiffs’ motion for class certification with prejudice. The case is now proceeding on an individual basis only. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2018. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
European Commission’s Directorate-General for Competition ("DG Comp") Investigation
On November 23, 2018, the DG Comp announced that it has opened an investigation to assess whether our agreements with airlines and travel agents may restrict competition in breach of European Union antitrust rules. We intend to fully cooperate with the DG Comp’s investigation and are unable to make any prediction regarding its outcome at this time. There is no legal deadline for the DG Comp to bring an antitrust investigation to an end, and the duration of the investigation is uncertain. Depending on the findings of the DG Comp, the outcome of the investigation could have a material adverse effect on our business, financial condition and results of operations. We may incur significant fees, costs and expenses for as long as this investigation is ongoing. We intend to vigorously defend against any allegations of anticompetitive activity by the DG Comp.
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
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India. Our case has been listed for hearing with the Supreme Court, and it has not yet been presented. We have appealed the tax assessments for the assessment years ended March 2013 to March 2016 with the ITAT and no trial date has been set for these subsequent years.
In addition, Sabre Asia Pacific Pte Ltd. ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2014 and appeals for assessment years ending March 2006 through 2014 are pending before the ITAT.

If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $42 million as of December 31, 2018. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of our executive officers as of February 15, 2019, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	50	Chief Executive Officer, President and Director, Sabre
Douglas Barnett	59	Executive Vice President and Chief Financial Officer, Sabre
Clinton Anderson	48	Executive Vice President, Sabre and President, Hospitality Solutions
Wade Jones	52	Executive Vice President, Sabre and President, Travel Network
David Shirk	52	Executive Vice President, Sabre and President, Travel Solutions
Richard Simonson	60	Senior Advisor
Cem Tanyel	50	Executive Vice President, Sabre and President, Airline Solutions
Kimberly Warmbier	57	Executive Vice President and Chief Human Resources Officer, Sabre
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
Douglas Barnett is executive vice president and chief financial officer. Prior to joining Sabre in June 2018, Mr. Barnett served as executive vice president and chief financial officer of Informatica LLC, a global leader in enterprise cloud data management, since 2016. While there, he was responsible for a number of areas of Informatica’s business, including finance, legal, information technology, human resources and corporate development. From 2013 to 2016, Mr. Barnett served as executive vice president and chief financial officer of TriZetto Corporation, a health care IT company, where he was responsible for all finance-related functions, including accounting, internal audit, banking, investor relations, cash management, internal and external reporting, tax and treasury, as well as human resources, facilities and IT. From 2007 to 2013, Mr. Barnett was managing director, chief financial officer and chief administrative officer of AlixPartners LLP, a global business-advisory firm, where he was responsible for most non-client facing functions at the firm, including accounting, finance, treasury, HR, facilities, internal audit, tax, IT and other operations for 16 global locations. Prior to that, he held financial leadership roles at UGS Corporation, Colfax Corporation and Giddings & Lewis, Inc. Mr. Barnett is a current board member of ECI Software Solutions. Mr. Barnett received a Masters of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University and his Bachelor of Science degree from the University of Illinois.
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
David Shirk is executive vice president of Sabre and president of Travel Solutions. Mr. Shirk previously served as executive vice president of Sabre and president of Airline Solutions from June 2017 to July 2018. Prior to joining Sabre, Mr. Shirk served as president at Kony, Inc., an industry leader in mobile application development. He previously served as general manager and vice president at Computer Services Corp. (CSC), where he led the company’s software, services, and business process outsourcing division. Prior to joining CSC, Mr. Shirk was senior vice president of industry solutions and chief marketing officer for the Enterprise Business division of HP. He holds a bachelor’s degree in business administration and management from The Ohio State University.

Richard Simonson is senior advisor. Prior to that, he served from 2013 to July 2018 as executive vice president and chief financial officer. He led our global finance organization and is responsible for the following functions - accounting, tax, financial planning and analysis, investor relations, treasury, procurement, corporate development and mergers and acquisitions. He brings a combination of experiences across global finance, business operations and capital markets focused on the technology, telecom and media sectors. Before joining Sabre in March 2013, Mr. Simonson acted as an independent advisor to private equity and venture capital firms from May 2012 to March 2013 and from July 2010 to May 2011. He served as CFO and president for business operations at Rearden Commerce, a venture-backed e-commerce company from March 2011 to May 2012. From September 2001 to July 2010 he was an executive at Nokia Corporation in several global roles based in locations around the world - Helsinki, Zurich and New York-including more than five years as chief financial officer and executive vice president, followed by executive vice president and general manager of Nokia's mobile phones unit and head of strategic sourcing. He was a member of Nokia's Group Executive Board from 2004-2010. Mr. Simonson's career includes time with Barclays Capital as managing director in the telecom and media investment banking group. He also spent 16 years with Bank of America Securities in the Global Corporate and Investment Banking group based out of San Francisco and Chicago, where he held various finance and investment banking positions, culminating as managing director of Global Project Finance. Mr. Simonson currently serves on the board of directors of Electronic Arts where he currently chairs the audit committee and additionally served as lead director from 2009- 2015. He graduated from the Colorado School of Mines with a B.S. in mining engineering and holds an M.B.A. from Wharton School of Business at the University of Pennsylvania. Mr. Simonson is a trustee of the board of The Lyle School of Engineering at Southern Methodist University.
Cem Tanyel is executive vice president of Sabre and president of Airline Solutions. Prior to joining Sabre in September 2018, Mr. Tanyel served as executive vice president and general manager, Global Services at Kony from October 2016 to October 2018. From 2015 to 2016, he was chief services officer and senior vice president, consulting and service delivery of Trizetto Corp. Mr. Tanyel served as Vice president and general manager, healthcare and life sciences global solutions at CSC Corp. from 2012 to 2015, and he served as senior vice president, research and development, health systems enterprise solutions at McKesson Corp. from 2010 to 2012.
Kimberly Warmbier is executive vice president and chief human resources officer. Prior to joining Sabre in June 2018, Ms. Warmbier served as executive vice president of Dean Foods from November 2012 to December 2017 and served as senior vice president of human resources for Fresh Dairy Direct of Dean Foods from May 2012 to November 2012. She was promoted to her current position in November 2012. Prior to Dean Foods, Ms. Warmbier served as the senior vice president, human resources, for J.C. Penney Company, Inc. from November 2009 to December 2011 where she led human resource professionals supporting more than 150,000 associates in supply chain, stores and corporate. Her experience also includes more than 20 years in the consumer packaged goods industry with PepsiCo, Inc. where she led the HR PepsiCo Customer teams for the company's five North American sales divisions including Frito-Lay, Pepsi, Tropicana, Quaker Oats and Gatorade. Ms. Warmbier currently serves on the North Texas Food Bank Board of Directors and is a member of their NTFB Finance and Executive Committees. She is a former member of the Board of Directors of Girl Scouts Northeast Texas, a nonprofit organization, where she served on the CEO Selection Committee.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 12, 2019, there were 114 stockholders of record of our common stock. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. Our board of directors has declared a cash dividend of $0.14 per share of common stock which will be paid on March 29, 2019 to stockholders of record as of March 21, 2019. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Dividends.” There were no shares repurchased during the fourth quarter of 2018. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from April 17, 2014 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on April 17, 2014 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue (1)	$3,866,956	$3,598,484	$3,373,387	$2,960,896	$2,631,417
Operating income (1)	562,016	493,440	459,572	459,769	421,345
Income from continuing operations (1)	340,921	249,576	241,390	234,555	110,873
Income (loss) from discontinued operations, net of tax (1)	1,739	(1,932)	5,549	314,408	(38,918)
Net income attributable to Sabre Corporation (1)	337,531	242,531	242,562	545,482	69,223
Net income attributable to common stockholders (1)	337,531	242,531	242,562	545,482	57,842
Net income per share attributable to common stockholders:
Basic (1)	$1.23	$0.87	$0.87	$2.00	$0.24
Diluted (1)	$1.22	$0.87	$0.86	$1.95	$0.23
Weighted-average common shares outstanding:
Basic	275,235	276,893	277,546	273,139	238,633
Diluted	277,518	278,320	282,752	280,067	246,747

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$724,797	$678,033	$699,400	$529,207	$387,659
Cash used in investing activities	(275,259)	(317,525)	(445,808)	(729,041)	(258,791)
Cash (used in) provided by financing activities	(306,506)	(356,780)	(190,025)	93,144	(71,945)
Additions to property and equipment	283,940	316,436	327,647	286,697	227,227
Cash payments for interest	156,041	149,572	151,495	154,307	197,782

Other Financial Data:
Adjusted Gross Profit (1)	$1,521,408	$1,500,186	$1,460,675	$1,316,820	$1,146,792
Adjusted Operating Income (1)	701,432	706,149	720,361	653,105	601,219
Adjusted Net Income (1)	427,570	390,118	370,937	308,072	232,477
Adjusted EBITDA (1)	1,124,390	1,078,571	1,046,646	941,587	840,028
Free Cash Flow	440,857	361,597	371,753	242,510	160,432

Key Metrics:
Travel Network
Direct Billable Bookings - Air	491,820	462,381	445,050	384,309	321,962
Direct Billable Bookings - Lodging, Ground and Sea	66,454	62,443	60,421	58,414	54,122
Total Direct Billable Bookings	558,274	524,824	505,471	442,723	376,084
Airline Solutions Passengers Boarded	752,548	772,149	789,260	584,876	510,713
________________________________

(1)
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance, ASC 606, on a prospective basis from January 1, 2018. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements.

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$509,265	$361,381	$364,114	$321,132	$155,679
Total assets(1) (2)	5,806,381	5,649,364	5,724,570	5,393,627	4,643,073
Long-term debt (2)	3,337,467	3,398,731	3,276,281	3,169,344	3,040,009
Working capital surplus (deficit) (1) (2)	169,235	(11,455)	(312,977)	(222,400)	(201,052)
Noncontrolling interest (1)	7,205	5,198	2,579	1,438	621
Total stockholders’ equity (1)	974,271	698,500	625,615	484,140	84,383
________________________________

(1)
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance, ASC 606, on a prospective basis from January 1, 2018. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements.

(2) In the fourth quarter of 2015, we adopted new accounting standards that changed the presentation of deferred tax assets and liabilities and debt issuance costs. We applied the new guidance on a retrospective basis to the balance sheet data as of December 31, 2014.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income attributable to common stockholders	$337,531	$242,531	$242,562	$545,482	$57,842
(Income) loss from discontinued operations, net of tax	(1,739)	1,932	(5,549)	(314,408)	38,918
Net income attributable to noncontrolling interests(1)	5,129	5,113	4,377	3,481	2,732
Preferred stock dividends	—	—	—	—	11,381
Income from continuing operations	340,921	249,576	241,390	234,555	110,873
Adjustments:
Impairment and related charges(2)	—	81,112	—	—	—
Acquisition-related amortization(3a)	68,008	95,860	143,425	108,121	99,383
Loss on extinguishment of debt	633	1,012	3,683	38,783	33,538
Other, net(5)	8,509	(36,530)	(27,617)	(91,377)	63,860
Restructuring and other costs(6)	—	23,975	18,286	9,256	10,470
Acquisition-related costs(7)	3,266	—	779	14,437	—
Litigation costs (reimbursements), net(8)	8,323	(35,507)	46,995	16,709	14,144
Stock-based compensation	57,263	44,689	48,524	29,971	20,094
Management fees(9)	—	—	—	—	23,701
Tax impact of net income adjustments(10), (11)	(59,353)	(34,069)	(104,528)	(52,383)	(143,586)
Adjusted Net Income from continuing operations	$427,570	$390,118	$370,937	$308,072	$232,477
Adjusted Net Income from continuing operations per share	$1.54	$1.40	$1.31	$1.10	$0.94
Diluted weighted-average common shares outstanding	277,518	278,320	282,752	280,067	246,747

Adjusted Net Income from continuing operations	427,570	390,118	370,937	308,072	232,477
Adjustments:
Depreciation and amortization of property and equipment(3b)	303,612	264,880	233,303	213,520	157,592
Amortization of capitalized implementation costs(3c)	41,724	40,131	37,258	31,441	35,859
Amortization of upfront incentive consideration(4)	77,622	67,411	55,724	43,521	45,358
Interest expense, net	157,017	153,925	158,251	173,298	218,877
Remaining provision for income taxes	116,845	162,106	191,173	171,735	149,865
Adjusted EBITDA	1,124,390	1,078,571	1,046,646	941,587	840,028
Less:
Depreciation and amortization(3)	413,344	400,871	413,986	351,480	289,630
Amortization of upfront incentive consideration(4)	77,622	67,411	55,724	43,521	45,358
Acquisition related amortization(3a)	(68,008)	(95,860)	(143,425)	(106,519)	(96,179)
Adjusted Operating Income	$701,432	$706,149	$720,361	$653,105	$601,219

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Year Ended December 31, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$753,255	111,146	$12,881	$(315,266)	$562,016
Add back:
Selling, general and administrative	160,298	73,675	33,626	245,927	513,526
Cost of revenue adjustments:
Depreciation and amortization(3)	106,877	170,258	36,826	27,692	341,653
Amortization of upfront incentive consideration(4)	77,622	—	—	—	77,622
Stock-based compensation	—	—	—	26,591	26,591
Adjusted Gross Profit	1,098,052	355,079	83,333	(15,056)	1,521,408
Selling, general and administrative	(160,298)	(73,675)	(33,626)	(245,927)	(513,526)
Joint venture equity income	2,556	—	—	—	2,556
Selling, general and administrative adjustments:
Depreciation and amortization(3)	11,399	12,173	3,117	45,002	71,691
Acquisition-related costs(7)	—	—	—	3,266	3,266
Litigation costs(8)	—	—	—	8,323	8,323
Stock-based compensation	—	—	—	30,672	30,672
Adjusted EBITDA	951,709	293,577	52,824	(173,720)	1,124,390
Less:
Depreciation and amortization(3)	118,276	182,431	39,943	72,694	413,344
Amortization of upfront incentive consideration(4)	77,622	—	—	—	77,622
Acquisition-related amortization(3a)	—	—	—	(68,008)	(68,008)
Adjusted Operating Income (Loss)	$755,811	$111,146	$12,881	$(178,406)	$701,432

	Year Ended December 31, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$744,045	137,932	$9,670	$(398,207)	$493,440
Add back:
Selling, general and administrative	162,997	78,638	47,121	221,319	510,075
Impairment and related charges(2)	—	—	—	81,112	81,112
Cost of revenue adjustments:
Depreciation and amortization(3)	96,796	149,685	31,686	39,645	317,812
Restructuring and other costs(6)	—	—	—	12,604	12,604
Amortization of upfront incentive consideration(4)	67,411	—	—	—	67,411
Stock-based compensation	—	—	—	17,732	17,732
Adjusted Gross Profit	1,071,249	366,255	88,477	(25,795)	1,500,186
Selling, general and administrative	(162,997)	(78,638)	(47,121)	(221,319)	(510,075)
Joint venture equity income	2,580	—	—	—	2,580
Selling, general and administrative adjustments:
Depreciation and amortization(3)	12,783	8,820	1,428	60,028	83,059
Restructuring and other costs(6)	—	—	—	11,371	11,371
Litigation reimbursements(8)	—	—	—	(35,507)	(35,507)
Stock-based compensation	—	—	—	26,957	26,957
Adjusted EBITDA	923,615	296,437	42,784	(184,265)	1,078,571
Less:
Depreciation and amortization(3)	109,579	158,505	33,114	99,673	400,871
Amortization of upfront incentive consideration(4)	67,411	—	—	—	67,411
Acquisition-related amortization(3a)	—	—	—	(95,860)	(95,860)
Adjusted Operating Income (Loss)	$746,625	$137,932	$9,670	$(188,078)	$706,149

	Year Ended December 31, 2016
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$735,354	136,177	$16,807	$(428,766)	$459,572
Add back:
Selling, general and administrative	165,520	74,048	33,867	352,718	626,153
Cost of revenue adjustments:
Depreciation and amortization(3)	82,963	144,697	21,823	37,870	287,353
Restructuring and other costs(6)	—	—	—	12,660	12,660
Amortization of upfront incentive consideration(4)	55,724	—	—	—	55,724
Stock-based compensation	—	—	—	19,213	19,213
Adjusted Gross Profit	1,039,561	354,922	72,497	(6,305)	1,460,675
Selling, general and administrative	(165,520)	(74,048)	(33,867)	(352,718)	(626,153)
Joint venture equity income	2,780	—	—	—	2,780
Selling, general and administrative adjustments:
Depreciation and amortization(3)	9,809	5,488	1,334	110,002	126,633
Restructuring and other costs(6)	—	—	—	5,626	5,626
Acquisition-related costs(7)	—	—	—	779	779
Litigation costs(8)	—	—	—	46,995	46,995
Stock-based compensation	—	—	—	29,311	29,311
Adjusted EBITDA	886,630	286,362	39,964	(166,310)	1,046,646
Less:
Depreciation and amortization(3)	92,772	150,185	23,157	147,872	413,986
Amortization of upfront incentive consideration(4)	55,724	—	—	—	55,724
Acquisition-related amortization(3a)	—	—	—	(143,425)	(143,425)
Adjusted Operating Income (Loss)	$738,134	$136,177	$16,807	$(170,757)	$720,361

	Year Ended December 31, 2015
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$679,045	$134,660	$6,236	$(360,172)	$459,769
Add back:
Selling, general and administrative	156,775	68,730	30,387	301,185	557,077
Cost of revenue adjustments:
Depreciation and amortization(3)	71,003	134,811	16,313	22,408	244,535
Amortization of upfront incentive consideration(4)	43,521	—	—	—	43,521
Stock-based compensation	—	—	—	11,918	11,918
Adjusted Gross Profit	950,344	338,201	52,936	(24,661)	1,316,820
Selling, general and administrative	(156,775)	(68,730)	(30,387)	(301,185)	(557,077)
Joint venture equity income	14,842	—	—	—	14,842
Joint venture intangible amortization(3a)	1,602	—	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(3)	8,900	5,939	903	91,203	106,945
Restructuring and other costs (6)	—	—	—	9,256	9,256
Acquisition-related costs(7)	—	—	—	14,437	14,437
Litigation costs(8)	—	—	—	16,709	16,709
Stock-based compensation	—	—	—	18,053	18,053
Adjusted EBITDA	818,913	275,410	23,452	(176,188)	941,587
Less:
Depreciation and amortization(3)	79,903	140,750	17,216	113,611	351,480
Amortization of upfront incentive consideration(4)	43,521	—	—	—	43,521
Acquisition-related amortization(3a)	1,602	—	—	(108,121)	(106,519)
Adjusted Operating Income (Loss)	$693,887	$134,660	$6,236	$(181,678)	$653,105

	Year Ended December 31, 2014(a)
	Travel Network	Airline and Hospitality Solutions	Corporate	Total
Operating income (loss)	$657,326	$176,730	$(412,711)	$421,345
Add back:
Selling, general and administrative	102,059	56,195	309,340	467,594
Cost of revenue adjustments:
Depreciation and amortization(3)	58,533	104,926	34,950	198,409
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Restructuring and other costs(6)	—	—	6,042	6,042
Stock-based compensation	—	—	8,044	8,044
Adjusted Gross Profit	863,276	337,851	(54,335)	1,146,792
Selling, general and administrative	(102,059)	(56,195)	(309,340)	(467,594)
Joint venture equity income	12,082	—	—	12,082
Joint venture intangible amortization(3a)	3,204	—	—	3,204
Selling, general and administrative adjustments:
Depreciation and amortization(3)	2,174	992	88,055	91,221
Restructuring and other costs(6)	—	—	4,428	4,428
Litigation costs(8)	—	—	14,144	14,144
Stock-based compensation	—	—	12,050	12,050
Management fees(9)	—	—	23,701	23,701
Adjusted EBITDA	778,677	282,648	(221,297)	840,028
Less:
Depreciation and amortization(3)	60,707	105,918	123,005	289,630
Amortization of upfront incentive consideration(4)	45,358	—	—	45,358
Acquisition-related amortization(3a)	3,204	—	(99,383)	(96,179)
Adjusted Operating Income (Loss)	$669,408	$176,730	$(244,919)	$601,219

(a)
For the year ended December 31, 2014, recasted amounts for the reportable segments and the allocation changes effective January 1, 2018 are not presented as management does not believe the presentation of these impacts is material to the understanding of current operations.

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash provided by operating activities	$724,797	$678,033	$699,400	$529,207	$387,659
Cash used in investing activities	(275,259)	(317,525)	(445,808)	(729,041)	(258,791)
Cash provided by (used in) financing activities	(306,506)	(356,780)	(190,025)	93,144	(71,945)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash provided by operating activities	$724,797	$678,033	$699,400	$529,207	$387,659
Additions to property and equipment	(283,940)	(316,436)	(327,647)	(286,697)	(227,227)
Free Cash Flow	$440,857	$361,597	$371,753	$242,510	$160,432
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

a.
Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in the net assets of SAPPL prior to its acquisition on July 1, 2015.

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

(5)
In 2018, Other, net, includes an expense of $5 million related to our liability under the Tax Receivable Agreement ("TRA") and an offsetting gain of $8 million on the sale of an investment. In 2017, we recognized a benefit of $60 million due to a reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate, offset by a loss of $15 million related to debt modification costs associated with a debt refinancing. In 2016, we recognized a gain of $15 million from the sale of our available-for-sale marketable securities, and $6 million gain associated with the receipt of an earn-out payment related to the sale of a business in 2013. In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In 2014, Other, net primarily includes a charge of $66 million as a result of an increase to our TRA liability. The increase in our TRA liability is due to a reduction in a valuation allowance maintained against our deferred tax assets. This charge is fully offset by an income tax benefit recognized in the fourth quarter of 2014 from the reduction in the valuation allowance which is included in tax impacts of net income adjustments. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.

(6)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million and $20 million in charges associated with announced actions to reduce our workforce in 2017 and 2016, respectively. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, and reduced that estimate by $4 million in 2016, as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions. As of December 31, 2018, our actions under these activities were substantially completed and payments under the plans have been made.

(7)
Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix, which is anticipated to close in 2019, and in 2016, the acquisition of the Trust Group and Airpas Aviation. See Note 3. Acquisitions, to our consolidated financial statements.

(8)
Litigation costs (reimbursements), net represent charges associated with antitrust and other foreign non-income tax contingency matters. In 2018, we recorded non-income tax expense of $4 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. In 2016, we recorded an accrual of $32 million representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Note 15. Commitments and Contingencies, to our consolidated financial statements.

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

(10)
The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items. In 2018, the tax impact on net income adjustments includes a benefit of $27 million recognized in the fourth quarter of 2018 related to the provisional impact for deferred taxes and foreign tax effects recorded for the enactment of the TCJA in 2017. In 2017, the tax impact on net income adjustments includes a provisional impact of $47 million recognized in the fourth quarter of 2017 as a result of the enactment of the TCJA in December 2017. In 2014, the tax impact on net income adjustments includes a $66 million benefit recognized from the reduction in a valuation allowance maintained against our deferred tax assets.

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
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, impairment and related charges, the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive consideration, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, and stock-based compensation.
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
In January 2016, we completed the acquisition of the Trust Group, a central reservation, revenue management and hotel marketing provider with a significant presence in EMEA and APAC, for net cash consideration of $156 million. The Trust Group has been integrated and is managed as part of our Hospitality Solutions segment.
We announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix, a recognized innovator in the travel industry with offer management and NDC order delivery technology used by many of the world’s leading airlines. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver borrowing. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in 2019. Regulatory reviews are ongoing. There can be no assurance that the acquisition will occur on these terms or at all.
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
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance for Revenue from Contracts with Customers ("ASC 606"), which replaced the previous standard ("ASC 605"), using the modified retrospective approach. Under the updated standard, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements for more information on impacts of ASC 606 to our various streams of revenue recognition.
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. As of December 31, 2018, we have completed our accounting for the TCJA and recorded adjustments to our provisional amounts recognized as of December 31, 2017 (see Note 7. Income Taxes, to our consolidated financial statements). These final adjustments resulted in a decrease in our provision for income taxes from continuing operations of $27 million for deferred tax assets and foreign tax effects during the year ended December 31, 2018. We continue to evaluate the potential effects that the TCJA may have on our operations, cash flows and results of operations. Notwithstanding the reduction in the federal corporate income tax rate, the future impact of the TCJA, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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
Change in mix of technology spend, including conversion to agile development process
We are accelerating our re-platforming efforts to open source and cloud-based solutions and, as previously disclosed, we expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency in development and ongoing technology costs, further enhance the stability and security of our network, comply with data privacy regulations. We expect that the costs associated with these investments will result in an increase in our product and technology operating expenses as resources shift to these activities, with a corresponding reduction in capitalized software development expenditures.
In addition, we deploy significant resources in research and development activities to enhance our infrastructure, software applications and reservation systems in order to maintain a competitive advantage and deliver innovation to the marketplace, some of which may be eligible for capitalization during the application development stage. In 2019 we expect our development teams to substantially complete the transition to utilizing the agile development methodology, which is characterized by a more dynamic development process with iterative activities that involve planning, design, coding and testing. The agile approach results in more frequent and incremental revisions to software and releases with shorter development cycles that may be less likely to meet the criteria for capitalization in accordance with GAAP. As such, we expect this transition towards implementing this methodology to reduce our capitalization of certain costs. Correspondingly, we expect that the maturity of our agile adoption and our implementation of processes and controls to reflect these changes in our business will result in an increase in our product and technology operating expenses with a corresponding reduction in capitalized software development expenditures.
We believe that continued investment in our technology will help to provide us the necessary framework and infrastructure for a secure and stable architecture for our customers, remain competitive, reduce costs and will help to improve sales of our software solutions. However, there are various risks associated with our information technology infrastructure modernization and re-platforming efforts, including not achieving the amount of anticipated cost savings, not completing the steps during their current projected time frame, or changing the approach leading to, among other things, additional changes in our mix of technology spend between operating expense and capitalization. In 2019, we expect total capital expenditures to range from $130 million to $150 million.
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
This consideration grew in the double digits on a per booking basis in 2017 and 2018 due to higher incentives in certain geographical markets and from new customer conversions. We expect growth to revert to single digits in the near term due to our focus on managing incentive consideration. For example, in one APAC market we recently declined a larger contract proposal from one travel buyer because that proposal included above-average incentive consideration. Although incentive rate increases may continue to impact margins, we expect these increases to be more than offset by growth in Travel Network revenue. This expectation is based in part on our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
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

Recent insolvencies of certain Airline Solutions customers
In May 2017, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to their contract, we evaluated the recoverability of net capitalized contract costs related to Air Berlin Plc & Co Luftverkehrs KG ("Air Berlin") and impacts from associated future contractual obligations and recorded an impairment charge of $81 million during the year ended December 31, 2017. In August 2017, Air Berlin filed for bankruptcy and ceased operations in the fourth quarter of 2017. The impairment charge did not impact our cash flows from operations. This impairment charge resulted in a material impact on our financial results, and related matters may adversely impact our future results of operations and cash flows. See Note 15. Commitments and Contingencies—Other, to our consolidated financial statements for additional information.
In addition, future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and lower growth in Passengers Boarded due to delayed or uncertain implementations and the insolvency of an airline carrier, such as Alitalia Compagnia Aerea Italiana S.p.A. operating as Alitalia (“Alitalia”), that implemented our services in the fourth quarter of 2016. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
Growing demand for continued technology improvements in the fragmented hotel market
Most of the hotel market is highly fragmented. Independent hotels and small to medium sized chains (groups of less than 300 properties) comprise a majority of hotel properties and available hotel rooms, with global and regional chains comprising the balance. Hotels use a number of different technology systems to distribute and market their products and operate efficiently. We offer technology solutions to all segments of the hospitality market. Our SynXis Enterprise Platform integrates critical hospitality systems to optimize distribution, operations, retailing and guest experience via one scalable, flexible and intelligent platform. As these markets continue to grow, we believe both independent and enterprise hotel owners and operators will continue to seek increased connectivity and integrated solutions to ensure access to global travelers. We anticipate that this will contribute to the continued growth of Hospitality Solutions, which is ultimately dependent upon these hoteliers accepting and utilizing our products and services.
Impact of customer consolidation in Hospitality Solutions
Growth through acquisition and brand consolidation is emerging as a strategy for enterprise hoteliers. This has resulted, and may continue to result, in customer de-migration as larger hotel chains consolidate acquired brands onto their existing technology platforms. Certain of our Hospitality Solutions customers are in the process of being acquired by larger hoteliers, and it is possible that additional customer consolidations could occur in the future. We expect these consolidations to adversely impact revenue growth for the Hospitality Solutions business.
Geographic mix of Travel Network
There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMC and OTA customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will grow share in North America, Europe and Latin America. We invest for sustainable share growth, and in certain parts of Asia-Pacific, our share may be impacted by travel agency deals we have declined to pursue due to credit risk and unfavorable economics. For the year ended December 31, 2018, we derived approximately 53% of our Direct Billable Bookings from North America, 21% from APAC, 17% from EMEA and 9% from Latin America. For the year ended December 31, 2017, we derived approximately 53% of our Direct Billable Bookings from North America, 19% from APAC, 18% from EMEA and 10% from Latin America. During 2017, we established a regional operation company structure to better align geographic revenue generation, supplier relationships, and intellectual property with our global footprint.
Travel buyers can shift their bookings to or from our Travel Network business
Our Travel Network business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, certain travel agencies have adopted a dual GDS provider strategy and shifted a sizeable portion of their business from our GDS to a competitor GDS, while other agencies have shifted a sizable portion their business to our GDS.

Increasing importance of LCC/hybrids in Travel Network
Low-cost carriers and hybrid carriers ("LCC/hybrids") have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired.
Continued focus by travel suppliers on cost cutting and exerting influence over distribution
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. Airline consolidations, pricing pressure during contract renegotiations and the use of direct distribution may continue to subject our business to challenges. The shift from indirect distribution channels, such as our GDS, to direct distribution channels, may result from increased content availability on supplier operated websites or from increased participation of meta search engines, such as Kayak and Google, which direct consumers to supplier operated websites. This trend may adversely affect our Travel Network contract renegotiations with suppliers that use alternative distribution channels. For example, airlines may withhold part of their content for distribution exclusively through their own direct distribution channels or offer more attractive terms for content available through those direct channels. This occurred in 2018 when certain European carriers began to withhold part of their content from our GDS to make use of alternative distribution channels, which may adversely affect our future revenue growth. However, over the last few years the rate at which bookings have shifted from indirect to direct distribution channels has been relatively consistent for a number of reasons, including the increased participation of LCC/hybrids in direct channels. Over the last several years, notable carriers that previously only distributed directly, including JetBlue, Norwegian and Interjet, have adopted our GDS. Other carriers such as EVA Airways and Virgin Australia have further increased their participation in a GDS.
These trends have impacted the revenue of Travel Network, which recognizes revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and direct distribution has also presented opportunities for Airline Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
Foreign tax jurisdictions matters
We operate in a number of foreign jurisdictions in which the taxing authorities may challenge our tax positions. We routinely receive inquiries and may receive tax assessments in these foreign jurisdictions. We recognize liabilities associated with loss contingencies when we believe it is probable that amounts will be owed to the taxing authorities and the amounts are estimable. We continue to defend against any and all such claims as presented and may be required to prepay assessed amounts.
Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline Solutions and Hospitality Solutions primarily generate revenue through upfront solution fees and recurring usage-based fees for the use of our hosted software solutions or deployed through our SaaS and through other professional service fees, including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Airline Solutions also generates revenue through software licensing and maintenance fees.
In connection with the adoption of ASC 606 effective January 1, 2018, Airline Solutions license fees are recognized upon delivery, while ongoing maintenance services are recognized ratably over the life of the contract. In addition, the allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, may be impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements, and "Recent Developments Affecting our Results of Operations" above. Revenue may occasionally include amounts from transactions that were partially or fully satisfied in previous periods, but recognized upon the resolution of an uncertainty regarding the amounts involved or changes in estimates.
Cost of revenue
Cost of revenue incurred by Travel Network, Airline Solutions and Hospitality Solutions consists of expenses related to technology operations including hosting, third-party software and expensed research and development labor costs, other salaries and benefits, and allocated overhead such as facilities and other support costs. Cost of revenue for Travel Network also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis.

Corporate cost of revenue includes expenses associated with our technology organization such as corporate systems and risk and security. Corporate cost of revenue also includes certain expenses such as stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of capitalized implementation costs which relates to Airline Solutions and Hospitality Solutions, intangible assets for technology purchased through acquisitions or established with our take-private transaction in 2007, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
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

	Year Ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Travel Network
Direct Billable Bookings - Air	491,820	462,381	445,050	6.4%	3.9%
Direct Billable Bookings - LGS	66,454	62,443	60,421	6.4%	3.3%
Total Direct Billable Bookings	558,274	524,824	505,471	6.4%	3.8%
Airline Solutions Passengers Boarded	752,548	772,149	789,260	(2.5)%	(2.2)%
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$3,866,956	$3,598,484	$3,373,387
Cost of revenue	2,791,414	2,513,857	2,287,662
Selling, general and administrative	513,526	510,075	626,153
Impairment and related charges	—	81,112	—
Operating income	562,016	493,440	459,572
Interest expense, net	(157,017)	(153,925)	(158,251)
Loss on extinguishment of debt	(633)	(1,012)	(3,683)
Joint venture equity income	2,556	2,580	2,780
Other income, net	(8,509)	36,530	27,617
Income from continuing operations before income taxes	398,413	377,613	328,035
Provision for income taxes	57,492	128,037	86,645
Income from continuing operations	$340,921	$249,576	$241,390

Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$2,806,194	$2,550,470	$255,724	10%
Airline Solutions	822,747	816,008	6,739	1%
Hospitality Solutions	273,079	258,352	14,727	6%
Total segment revenue	3,902,020	3,624,830	277,190	8%
Eliminations	(35,064)	(26,346)	(8,718)	33%
Total revenue	$3,866,956	$3,598,484	$268,472	7%
Travel Network—Revenue increased $256 million, or 10%, for the year ended December 31, 2018 compared to the prior year. The increase in revenue primarily resulted from a $258 million increase in transaction-based revenue to $2,635 million, mainly due to an increase in Direct Billable Bookings of 6% to 558 million and growth in the average booking fee rate in the year ended December 31, 2018 due to a favorable mix and a discrete shift in the distribution pricing structure for specific European carriers.
Airline Solutions—Revenue increased $7 million, or 1%, for the year ended December 31, 2018 compared to the prior year. The $7 million increase in revenue primarily resulted from:

•
a $3 million decrease in SabreSonic Passenger Reservation System revenue for the year ended December 31, 2018 compared to the same period in the prior year. Passengers Boarded decreased by 3% to 753 million for the year ended December 31, 2018, driven by the termination of an agreement with Southwest Airlines related to services and processing for their legacy air reservation system at the end of the second quarter in 2017, which was at a lower than average passengers boarded rate. This decrease was offset by an increase in volumes from consistent carrier growth of 5%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018;

•
a $16 million increase in AirVision and AirCentre commercial and operations solutions revenue driven primarily by newly implemented SaaS products and organic growth, as well as upfront license fee revenue from renewals and new implementations recognized upon delivery to the customer of $27 million. This increase was partially offset by other impacts related to the adoption of ASC 606 (see "Recent Developments Affecting our Results of Operations" above); and

•	a $6 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior period.
Hospitality Solutions—Revenue increased $15 million, or 6%, to $273 million for the year ended December 31, 2018 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services revenue of $24 million, or 11%, partially offset by a decrease in DX revenue of $9 million. Total Central Reservation System transactions for the year ended December 31, 2018 were 89 million.
Cost of Revenue

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Travel Network	$1,708,142	$1,479,221	$228,921	15%
Airline Solutions	467,668	449,753	17,915	4%
Hospitality Solutions	189,746	169,877	19,869	12%
Eliminations	(35,065)	(26,346)	(8,719)	33%
Total segment cost of revenue	2,330,491	2,072,505	257,986	12%
Corporate	41,648	56,129	(14,481)	(26)%
Depreciation and amortization	341,653	317,812	23,841	8%
Amortization of upfront incentive consideration	77,622	67,411	10,211	15%
Total cost of revenue	$2,791,414	$2,513,857	$277,557	11%

Travel Network—Cost of revenue increased $229 million, or 15%, for the year ended December 31, 2018 compared to the prior year, primarily as a result of an increase in incentive consideration due to growth in booking volumes of 6% driven by organic growth and new customer conversions, and a higher incentive rate per booking in all regions, including a prior year reduction to incentive consideration associated with the renegotiation of an out of market agreement with a travel agency from our acquisition of Abacus of $16 million. Technology operations costs increased primarily to support the growth in the business, increased investments in the modernization, stability and security of our technology platforms, shift to cloud-based solutions and costs incurred in connection with the GDPR.
Airline Solutions—Cost of revenue increased $18 million, or 4%, for the year ended December 31, 2018 compared to the prior year. Technology operations costs increased as a result of increased investments in the modernization, stability and security of our technology platforms and a shift to cloud-based solutions, which were partially offset by decreased other labor costs and service level agreement penalties. Service level agreement penalties are now recorded as a reduction to revenue under ASC 606.
Hospitality Solutions—Cost of revenue increased $20 million, or 12%, for the year ended December 31, 2018 compared to the same period in the prior year primarily as a result of an increase in labor and transaction related costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs decreased $14 million, or 26%, for the year ended December 31, 2018 compared to the prior year. The decrease was primarily due to a $12 million charge in the second quarter of 2017 associated with a reduction of our workforce.
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $24 million, or 8%, for the year ended December 31, 2018 compared to the prior year primarily due to the completion and amortization of software developed for internal use and higher amortization of capitalized labor related to customer implementations, offset by the completion at the end of the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $10 million, or 15%, for the year ended December 31, 2018 compared to the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Selling, general and administrative	$513,526	$510,075	$3,451	1%
Selling, general and administrative expenses increased by $3 million, or 1%, for the year ended December 31, 2018 compared to the same period in the prior year. Professional services increased primarily due to an unfavorable comparison to a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in the third quarter of 2017 with our insurance carriers with respect to the American Airlines litigation. Additionally, costs associated with implementing corporate systems and enhancements to our risk and security programs increased $29 million. These increases were offset by a decrease of $54 million in labor costs associated with the benefits of the cost reduction and business alignment program initiated in the prior year, including a $13 million charge recorded in the second quarter of 2017 related to that program. Intangible amortization expense decreased by $15 million due to the completion at the end of the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007.
Impairment and Related Charges

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Impairment and related charges	$—	$81,112	$(81,112)	100%

During the year ended December 31, 2017, we recorded an impairment charge of $81 million associated with net capitalized contract costs related to an Airline Solutions' customer, Air Berlin, based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges, to our consolidated financial statements.

Other Expense, Net

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Other expense, net	$8,509	$(36,530)	$45,039	**
** not meaningful
Other expense, net increased $45 million for the year ended December 31, 2018 compared to the prior year. In 2018, we finalized the accounting for the TCJA enactment, and recorded expense of $5 million with an offsetting increase to our TRA liability. See Note 7. Income Taxes, to our consolidated financial statements. We also incurred realized and unrealized foreign currency exchange losses, offset by an $8 million gain on the sale of an investment. In 2017, we recognized a benefit of $60 million associated with a reduction to our TRA liability, primarily due to a provisional adjustment resulting from the enactment of TCJA, which reduced the U.S. corporate income tax rate. This benefit was offset by a $15 million loss related to debt modification costs associated with our debt refinancing in the first and third quarter of 2017 and realized and unrealized foreign currency exchange loses for the year ended December 31, 2017.
Provision for Income Taxes

	Year Ended December 31,
	2018	2017	Change
	(Amounts in thousands)
Provision for income taxes	$57,492	$128,037	$(70,545)	(55)%
Our effective tax rate for the year ended December 31, 2018 was 14.4%, which includes a net reduction due to the impact of adjustments related to the enactment of the TCJA for deferred taxes and foreign tax effects of $27 million. Our effective tax rate for the year ended December 31, 2017 was 33.9%, primarily due to the provisional net tax effect of the enactment of the TCJA. See "Recent Developments Affecting our Results of Operations" for additional information.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above related to the enactment of the TCJA.
Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$2,550,470	$2,374,849	$175,621	7%
Airline Solutions	816,008	794,637	21,371	3%
Hospitality Solutions	258,352	224,669	33,683	15%
Total segment revenue	3,624,830	3,394,155	230,675	7%
Eliminations	(26,346)	(20,768)	(5,578)	27%
Total revenue	$3,598,484	$3,373,387	$225,097	7%
Travel Network—Revenue increased $176 million, or 7%, for the year ended December 31, 2017 compared to the prior year. The increase in revenue primarily resulted from a $178 million increase in transaction-based revenue to $2,377 million, mainly due to an increase in Direct Billable Bookings of 4% to 525 million and growth in the average booking fee rate in the year ended December 31, 2017.
Airline Solutions—Revenue increased $21 million, or 3%, for the year ended December 31, 2017 compared to the prior year. The increase in revenue primarily resulted from:

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

•	a $14 million increase in AirVision and AirCentre commercial and operations solutions revenue driven by growth in multiple products across our portfolio; and

•	a $6 million decrease in discrete professional service fees revenue, as a result of reduced sales compared to the prior year period.
Hospitality Solutions—Revenue increased $34 million, or 15%, to $258 million for the year ended December 31, 2017 compared to the prior year, primarily driven by an increase in CRS transaction revenue from new and existing customers.
Cost of Revenue

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Travel Network	$1,479,221	$1,335,288	$143,933	11%
Airline Solutions	449,753	439,714	10,039	2%
Hospitality Solutions	169,877	152,171	17,706	12%
Eliminations	(26,346)	(20,371)	(5,975)	29%
Total segment cost of revenue	2,072,505	1,906,802	165,703	9%
Corporate	56,129	37,783	18,346	49%
Depreciation and amortization	317,812	287,353	30,459	11%
Amortization of upfront incentive consideration	67,411	55,724	11,687	21%
Total cost of revenue	$2,513,857	$2,287,662	$226,195	10%
Travel Network—Cost of revenue increased $144 million, or 11%, for the year ended December 31, 2017 compared to the prior year, primarily as a result of an increase in incentive consideration due to growth in booking volumes of 4% driven by organic growth and new customer conversions, and a higher incentive rate per booking in all regions, partially offset by a decrease in the APAC region due to the renegotiation of an out of market agreement with a travel agency. See Note 3. Acquisitions, to our consolidated financial statements for additional information.
Airline Solutions—Cost of revenue increased $10 million, or 2%, for the year ended December 31, 2017 compared to the prior year, primarily due to increases in labor and technology infrastructure costs to support the growth in the business.
Hospitality Solutions—Cost of revenue increased $18 million, or 12%, for the year ended December 31, 2017 compared to the prior year, primarily due to higher transaction costs to support the growth in the business.
Corporate—Cost of revenue associated with corporate costs increased $18 million, or 49%, for the year ended December 31, 2017 compared to the prior year, primarily due to higher corporate systems and risk and security costs.
Depreciation and amortization—Cost of revenue associated with depreciation and amortization increased $30 million, or 11%, for the year ended December 31, 2017 compared to the prior year, primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $12 million, or 21%, for the year ended December 31, 2017 compared to the prior year, primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$510,075	$626,153	$(116,078)	(19)%
Selling, general and administrative expenses decreased by $116 million, or 19%, for the year ended December 31, 2017 compared to the prior year due to a decrease in amortization expense of $45 million due to the completion in the first quarter of 2017 of amortization of certain intangible assets from the take-private transaction in 2007 and a $43 million reimbursement, net of accrued legal and related expenses, from a settlement in 2017 with our insurance carriers with respect to the American Airlines litigation. Litigation costs also declined in 2017 compared to 2016 due to the accrual of $32 million in 2016 for the US Airways litigation, which represents the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs (See Note 15. Commitments and Contingencies, to our consolidated financial statements), offset by $6 million of insurance reimbursements.

Impairment and Related Charges

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Selling, general and administrative	$81,112	$—	$81,112	100%
During the year ended December 31, 2017, we recorded an impairment charge of $81 million associated with net capitalized contract costs related to an Airline Solutions' customer, Air Berlin, based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information.

Other Income, Net

	Year Ended December 31,
	2017	2016	Change
	(Amounts in thousands)
Other income, net	$(36,530)	$(27,617)	$(8,913)	32%
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
Our effective tax rates for the years ended December 31, 2017 and 2016 were 33.9% and 26.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2017 as compared to the prior year is primarily due to the net tax effect of the enactment of the TCJA, and a reduction in excess tax benefits on employee equity-based awards, partially offset by the tax on the gain from the 2016 sale of available-for-sale securities. See Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements for additional information.
The differences between our effective tax rates and the U.S. federal statutory income tax rate primarily result from our geographic mix of taxable income in various tax jurisdictions as well as the discrete tax items referenced above.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2018 and 2017, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2018	2017
Cash and cash equivalents	$509,265	$361,381
Available balance under the Revolver	385,335	378,542
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	14,665	21,458

We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2018 and 2017.
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider these undistributed earnings to be indefinitely reinvested as of December 31, 2018, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2018, and have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, pay taxes, and service our debt and other long-term liabilities. In addition, we have entered into an agreement to purchase Farelogix for $360 million, which we will fund at closing by cash on hand and borrowings under our Revolver. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to our multi-year $500 million share repurchase program (the "Share Repurchase Program") or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months, as well as fund our acquisition of Farelogix. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We funded TRA payments of $74 million, $60 million and $101 million, including interest, due in January 2019, January 2018 and 2017, respectively, with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
As of December 31, 2018 we have utilized substantially all of our U.S. federal net operating loss carryforwards and a portion of our available U.S. federal tax credits.  As a result, we expect a significant increase in the amount of our cash taxes in future years, beginning in 2019.
Dividends
During the year ended December 31, 2018, we paid quarterly cash dividends on our common stock totaling $154 million and expect to continue to pay quarterly cash dividends thereafter. Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 29, 2019 to stockholders of record as of March 21, 2019. We funded the 2018 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designations
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss on extinguishment of debt, in our consolidated results of operations year ended December 31, 2018.
Secondary Public Offerings
During the year ended December 31, 2018, certain of our stockholders sold an aggregate of 69,304,636 shares of our common stock through secondary public offerings. See "—Share Repurchase Program" for information on shares we repurchased in connection with one such offering. We did not offer any shares or receive any proceeds from these secondary public offerings. Following the secondary public offering of approximately 23,304,636 shares of common stock during the fourth quarter of 2018, stockholders affiliated with TPG Global, LLC and Silver Lake Management Company II, L.L.C. (the "Selling Stockholders") no longer held any shares of our common stock.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. This program allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. For the year ended December 31, 2018, we repurchased 1,075,255 shares totaling $26 million pursuant to the Share Repurchase Program. There were no shares repurchased during the fourth quarter of 2018. Approximately $365 million remains authorized for repurchases under the Share Repurchase Program as of December 31, 2018.
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

On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver (the “2017 Refinancing”). We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included a $400 million revolving credit facility ("Revolver") that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“Term Loan B”) and $570 million Term Loan A facility (“Term Loan A”) to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021.If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. See “Risk Factors—We are exposed to interest rate fluctuations.” We anticipate amending our Amended and Restated Credit Agreement prior to the phaseout of LIBOR to provide for a Eurocurrency rate alternative to LIBOR.
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B as discussed above. See "—Recent Events Impacting Our Liquidity and Capital Resources" above.
We had no balance outstanding under the Revolver as of December 31, 2018 and as of December 31, 2017. We had outstanding letters of credit totaling $15 million and $21 million as of December 31, 2018 and December 31, 2017, respectively, which reduced our overall credit capacity under the Revolver.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of December 31, 2018 we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2017, we were not required to make an excess cash flow payment in 2018, and no excess cash flow payment is required in 2019 with respect to our results for the year ended December 31, 2018. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 7. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 7. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $102 million, excluding interest. Primarily due to the enactment of the TCJA, which reduced the U.S. corporate income tax rate, we recorded a total net reduction in the TRA liability of $55 million across the years ended December 31, 2018 and 2017. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. No material payments occurred in 2016, and we made payments of $74 million, $60 million and $101 million, including interest, in January 2019, 2018 and 2017, respectively. We expect to make a payment of approximately $30 million in April 2019, including approximately $1 million of accrued interest. The estimate of future payments considers the impact of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards ("NOLs") to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.

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
Our counterparties under the TRA will not reimburse us for any payments previously made under the TRA if such benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in certain circumstances, payments could be made under the TRA in excess of our cash tax savings. Certain transactions by the company could cause it to recognize taxable income (possibly material amounts of income) without a current receipt of cash. Payments under the TRA with respect to such taxable income would cause a net reduction in our available cash. For example, transactions giving rise to cancellation of debt income, the accrual of income from original issue discount or deferred payments, a “triggering event” requiring the recapture of dual consolidated losses, or “Subpart F” or “GILTI” income would each produce income with no corresponding increase in cash. In these cases, we may use some of the Pre-IPO Tax Assets to offset income from these transactions and, under the TRA, would be required to make a payment to our Pre-IPO Existing Stockholders even though we receive no cash from such income.
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
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards and trends and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC, Amazon Web Services, Inc. ("AWS"), and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $999 million and $940 million for the years ended December 31, 2018 and 2017, respectively. These amounts include hosting, third-party software and expensed research and development costs of $744 million and $675 million, and capitalized software development expenditures, of $256 million and $264 million for these respective periods. See "Factors Affecting Our Results—Change in mix of technology spend, including conversion to agile development process."

Cash Flows
Operating Activities
Cash provided by operating activities for the year ended December 31, 2018 was $725 million and consisted of net income from continuing operations of $341 million, adjustments for non-cash and other items of $607 million and a decrease in cash from changes in operating assets and liabilities of $223 million. The adjustments for non-cash and other items consist primarily of $413 million of depreciation and amortization, $78 million in amortization of upfront incentive consideration, $57 million of stock-based compensation expense, and $43 million of deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $223 million was primarily the result of $89 million used for upfront incentive consideration, a $46 million increase in accounts receivable, $39 million used for capitalized implementation costs, a $30 million increase in other assets, a $27 million decrease in accounts payable, and a $15 million decrease in accrued compensation and related benefits. These decreases were partially offset by an increase of $8 million in deferred revenues and a decrease of $14 million in prepaid expenses and other current assets.
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
Investing Activities
For the year ended December 31, 2018, we used cash of $284 million on capital expenditures, which includes capitalized software development of $256 million, consisting of $252 million related to software developed for internal use and $4 million for development of on-premise licensed products.
For the year ended December 31, 2017, we used cash of $316 million on capital expenditures, which includes capitalized software development of $264 million, consisting of $251 million related to software developed for internal use and $13 million for development of on-premise licensed products.
For the year ended December 31, 2016, we used cash of $164 million for the acquisition of the Trust Group and Airpas Aviation and $328 million on capital expenditures, which includes capitalized software development of $293 million, including $284 million related to software developed for internal use and $9 million for development of on-premise licensed products. The use of cash from investing activities was offset by proceeds received from the sale of our available-for-sale securities of $46 million.

Financing Activities
For the year ended December 31, 2018, we used $307 million for financing activities. Significant highlights of our financing activities included:

•	payment of $154 million in dividends on our common stock;

•	second annual payment in January 2018 on the TRA liability for $59 million, excluding interest;

•	payment of $47 million on our Term Loan A and Term Loan B and $2 million in debt issuance and modification costs;

•	repurchase of 1,075,255 shares of our common stock outstanding totaling $26 million; and

•
receipt of net proceeds totaling $2 million from the settlement of employee stock-option awards, including a payment of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

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
For the year ended December 31, 2016, cash provided from financing activities totaled $190 million. Significant highlights of our financing activities included:

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
Discontinued Travelocity Business
Cash flows used in discontinued operating activities were $2 million, $5 million, and $19 million for the years ended December 31, 2018, 2017 and 2016, respectively. The cash flows used by discontinued operations for the year ended December 31, 2018 primarily resulted from expenses associated with legal contingencies related to hotel occupancy taxes. The cash flows used by discontinued operations for the year ended December 31, 2017 primarily resulted from expenses associated with legal contingencies related to hotel occupancy taxes. See Note 15. Commitments and Contingencies, to our consolidated financial statements for additional information. The cash flows used by discontinued operations for the year ended December 31, 2016 is primarily due to a tax benefit associated with the resolution of uncertain tax positions.

Contractual Obligations
As of December 31, 2018, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Total debt(1)	$229,163	$236,718	$230,587	$532,255	$1,169,748	$1,780,136	$4,178,607
Operating lease obligations(2)	27,171	18,350	12,438	9,029	6,149	13,429	86,566
IT outsourcing agreement(3)	144,108	136,117	122,365	105,034	105,034	—	612,658
Purchase obligations(4)	273,223	38,689	24,373	16,772	12,009	48,000	413,066
Letters of credit(5)	11,728	1,874	459	605	—	—	14,666
Unrecognized tax benefits(6)	—	4,239	—	—	—	88,303	92,542
Tax Receivable Agreement(7)	104,724	—	—	—	—	—	179,565
Total contractual cash obligations(8)	$790,117	$435,987	$390,222	$663,695	$1,292,940	$1,929,868	$5,577,670
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

(2)
We lease approximately 1.5 million square feet of office space in 117 locations in 54 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 50 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See "Note 1. Summary of Business and Significant Accounting Policies —Adoption of New Accounting Standards," to our consolidated financial statements.

(3)
Represents minimum amounts due to DXC under the terms of an outsourcing agreement through which DXC manages a significant portion of our information technology systems. Actual payments may vary significantly from the minimum amounts presented.

(4)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2018. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue in the normal course of business. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any stand‑by letters of credit during the years ended December 31, 2018, 2017 and 2016.

(6)
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.

(7)
We paid $74 million, including interest, in January 2019 and expect to pay approximately $30 million in April 2019 under our TRA. See Note 7. Income Taxes, to our consolidated financial statements and “—Tax Receivable Agreement.” The exact timing of future payments under the TRA is uncertain and dependent on the timing of the realization of taxable income. We expect to pay substantially all of the remaining balance in 2020.

(8)	Excludes pension obligations, see Note 14. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2018, 2017 and 2016.
Recent Accounting Pronouncements

Information related to Recent Accounting Pronouncements is included in Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs, (v) judgments in capitalization of software developed for internal use , and (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with customers of our Airline Solutions business may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. In addition, from time to time, we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide software solutions through SaaS and hosted delivery. These multiple performance obligation arrangements involve judgments, including estimates of the selling prices of goods and services, attribution of variable consideration, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.
Revenue recognition from our Airline Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimation of stand alone selling price (“SSP”), determination of whether variable pricing within a contract meets the allocation objective and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
The professional and implementation services are generally performed in the early stages of the agreements. Access to our GDS is provided over the full term of the contract. Software solutions through SaaS and hosted delivery are often not provided until implementation services are completed. We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, access to our GDS and our professional service fees are separated from the implementation and software hosting services. We account for separate performance obligations on an individual basis with value assigned to each performance obligation based on its relative selling price. A comprehensive market analysis is performed on a periodic basis to determine the range of selling prices for each product and service. In making these judgments we analyze various factors, including competitive landscapes, value differentiators, continuous monitoring of market prices, customer segmentation and overall market and economic conditions. Based on these results, estimated selling prices are set for each product and service delivered to customers. Changes in judgments related to these items, or deterioration in industry or general economic conditions, could materially impact the timing and amount of revenue and costs recognized. Revenue for professional service fees is generally recognized as the services are performed and revenue for implementation services, access to our GDS and SaaS and hosted services is generally recognized on a transaction basis over the term of the agreement.

Our contract assets include deferred customer advances and discounts, which are capitalized and amortized in future periods as the related revenue is earned. The contract assets also include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. These assets are reviewed for recoverability on a periodic basis based on review of impairment indicators. Deferred advances to customers and customer discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. We assessed recoverability of all balances with an Airline Solutions customer during the year ended December 31, 2017, resulting in an impairment charge totaling $81 million, which included related deferred customer advances and discounts. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Air Booking Cancellation Reserve
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
The fair values used in our evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. The cash flow projections are based upon a number of assumptions, including risk-adjusted discount rates, future booking and transaction volume levels, future price levels, rates of growth in our consumer and corporate direct booking businesses and rates of increase in operating expenses, cost of revenue and taxes. Additionally, in accordance with authoritative guidance on fair value measurements, we made a number of assumptions, including assumptions related to market participants, the principal markets and highest and best use of the reporting units. We did not record any goodwill impairment charges for the years ended December 31, 2018, 2017 and 2016. Goodwill related to our reporting units totaled $2.6 billion as of December 31, 2018. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. A change of 10% in the future cash flow projections, risk-adjusted discount rates, and rates of growth used in our fair value calculations would not result in impairment of the remaining goodwill for any of our reporting units.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2018, 2017 and 2016.
The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 10. Fair Value Measurements, to our consolidated financial statements.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. For the year ended December 31, 2018 we recorded $4 million in impairments associated with unrecoverable amounts in capitalized implementation costs. Further, during the year ended December 31, 2017, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with a customer in our Airline Solutions business, we assessed recoverability of all balances with the customer which resulted in an impairment charge totaling $81 million, which included related capitalized implementation costs. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information.

Capitalized Software Developed for Internal Use
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use during the application development stage. Costs related to preliminary and post project development activities are expensed as incurred. When determining whether applicable costs qualify for capitalization, we use judgment in distinguishing between the preliminary project and application development stages of the project and in determining whether these costs result in additional functionality for existing internal use software. In 2019, we expect our development teams to substantially complete the transition to utilizing the agile development methodology, which is characterized by a more dynamic development process with iterative activities that involve planning, design, coding and testing. This methodology requires additional review of the stages to ensure the applicable criteria are met for capitalization and may be less likely to meet the criteria for capitalization. As such, we expect this transition towards implementing this methodology to reduce our capitalization of certain costs. Correspondingly, we expect that the maturity of our agile adoption and our implementation of processes and controls to reflect these changes in our business will result in an increase in our product and technology operating expenses with a corresponding reduction in capitalized software development expenditures. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred.
During the years ended December 31, 2018, 2017 and 2016, we capitalized $252 million, $251 million, and $284 million, respectively, related to software developed for internal use.
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
We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com and other non-US subsidiaries of $55 million as of December 31, 2018 and 2017. Also it is more likely than not that the benefit from certain U.S. state deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on these U.S. state deferred tax assets of $4 million as of December 31, 2018 and 2017. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2018 and 2017, we had a liability, including interest and penalty, of $93 million and $97 million, respectively, for unrecognized tax benefits, of which $74 million and $93 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
Loss Contingencies
While certain legal proceedings and related indemnification obligations and certain tax matters to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation and tax claims, the ultimate outcome of these matters cannot be predicted, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. Changes in these factors could materially impact our results of operations.

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
Interest Rate Risk
As of December 31, 2018, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on our Revolver. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2018, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
In the fourth quarter of 2014, we entered into interest rate swaps that effectively converted $750 million of floating interest rate senior secured debt into a fixed rate obligation for 2016, 2017 and 2018. As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017 and entered into offsetting interest rate swaps that are not designated as hedging instruments. Additionally, in connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 through December 31, 2019 to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B for the full year 2020. In April 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to full year 2019, 2020 and 2021, respectively. In December 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the full years 2020 and 2021. Interest rate swaps outstanding at December 31, 2018 and matured during the years ended December 31, 2018, 2017 and 2016 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 0% floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was an asset of $4 million and a liability of $3 million at December 31, 2018 and 2017, respectively.

Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2017, foreign currency operations included $256 million of revenue and $595 million of operating expenses, representing approximately 7% and 20% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Singapore Dollar, the British Pound Sterling, the Polish Zloty, the Indian Rupee, the Australian Dollar, the Brazilian Real, and the Swedish Krona. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% and 8% of our operating expenses for each of the years ended December 31, 2018 and 2017, respectively. In recent years, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, the Brazilian Real, and the Swedish Krona. In 2018, we hedged approximately 18% of our exposure in foreign currency operating expenses. In addition, approximately 44% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
The notional amounts of our forward contracts totaled $202 million at December 31, 2018. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts is $4 million in other accrued liabilities and $6 million included in prepaid expenses and other current assets as of December 31, 2018 and December 31, 2017, respectively, in our consolidated balance sheets.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Net translation gains (losses) recognized as other comprehensive income (loss) were $(4) million, $13 million and $(1) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2018 and 2017, approximately $334 million, or 81%, and $357 million, or 77%, respectively, of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House and other similar clearing houses (“ACH”).
As of December 31, 2018, 2017 and 2016, approximately 61%, 81%, and 69%, respectively, of our air customers make payments through the ACH which accounts for approximately 94%, 95% and 95%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from sales to customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.

Dallas, Texas
February 15, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 15, 2019

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$3,866,956	$3,598,484	$3,373,387
Cost of revenue	2,791,414	2,513,857	2,287,662
Selling, general and administrative	513,526	510,075	626,153
Impairment and related charges	—	81,112	—
Operating income	562,016	493,440	459,572
Other (expense) income:
Interest expense, net	(157,017)	(153,925)	(158,251)
Loss on extinguishment of debt	(633)	(1,012)	(3,683)
Joint venture equity income	2,556	2,580	2,780
Other, net	(8,509)	36,530	27,617
Total other expense, net	(163,603)	(115,827)	(131,537)
Income from continuing operations before income taxes	398,413	377,613	328,035
Provision for income taxes	57,492	128,037	86,645
Income from continuing operations	340,921	249,576	241,390
Income (loss) from discontinued operations, net of tax	1,739	(1,932)	5,549
Net income	342,660	247,644	246,939
Net income attributable to noncontrolling interests	5,129	5,113	4,377
Net income attributable to common stockholders	$337,531	$242,531	$242,562

Basic net income per share attributable to common stockholders:
Income from continuing operations	$1.22	$0.88	$0.85
Income (loss) from discontinued operations	0.01	(0.01)	0.02
Net income per common share	$1.23	$0.87	$0.87
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$1.21	$0.88	$0.84
Income (loss) from discontinued operations	0.01	(0.01)	0.02
Net income per common share	$1.22	$0.87	$0.86
Weighted-average common shares outstanding:
Basic	275,235	276,893	277,546
Diluted	277,518	278,320	282,752

Dividend per common share	$0.56	$0.56	$0.52
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$342,660	$247,644	$246,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (“CTA”):
Foreign CTA gains (losses), net of tax	(3,651)	13,136	(1,265)
Reclassification adjustment for realized losses on foreign CTA, net of tax	—	—	(198)
Net change in foreign CTA gains (losses), net of tax	(3,651)	13,136	(1,463)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of $6,223, $386 and $9,701	(19,143)	(852)	(17,223)
Amortization of prior service credits, net of taxes of $321, $517 and $518	(1,112)	(915)	(914)
Amortization of actuarial losses, net of taxes of $(1,624), $(2,336) and $(2,123)	5,739	4,181	3,748
Net change in retirement-related benefit plans, net of tax	(14,516)	2,414	(14,389)
Derivatives and available-for-sale securities:
Unrealized gains (losses), net of taxes of $1,474, $(5,989) and $2,214	(6,842)	16,068	4,307
Reclassification adjustment for realized gains (losses), net of taxes of $(1,248), $(1,005) and $1,170	3,677	2,082	(13,422)
Net change in derivatives and available for sale securities, net of tax	(3,165)	18,150	(9,115)
Share of other comprehensive income (loss) of joint venture	(635)	615	(697)
Other comprehensive income (loss)	(21,967)	34,315	(25,664)
Comprehensive income	320,693	281,959	221,275
Less: Comprehensive income attributable to noncontrolling interests	(5,129)	(5,113)	(4,377)
Comprehensive income attributable to Sabre Corporation	$315,564	$276,846	$216,898
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$509,265	$361,381
Accounts receivable, net	508,122	490,558
Prepaid expenses and other current assets	170,243	108,753
Total current assets	1,187,630	960,692
Property and equipment, net	790,372	799,194
Investments in joint ventures	27,769	27,527
Goodwill	2,552,369	2,554,987
Acquired customer relationships, net	323,731	351,034
Other intangible assets, net	289,517	332,171
Deferred income taxes	24,322	31,817
Other assets, net	610,671	591,942
Total assets	$5,806,381	$5,649,364

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$165,227	$162,755
Accrued compensation and related benefits	112,866	112,343
Accrued subscriber incentives	301,530	271,200
Deferred revenues	80,902	110,532
Other accrued liabilities	185,178	198,353
Current portion of debt	68,435	57,138
Tax Receivable Agreement	104,257	59,826
Total current liabilities	1,018,395	972,147
Deferred income taxes	135,753	99,801
Other noncurrent liabilities	340,495	480,185
Long-term debt	3,337,467	3,398,731
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock: $0.01 par value; 450,000 authorized shares; 291,664 and 289,138 shares issued, 275,352 and 274,342 shares outstanding at December 31, 2018 and 2017, respectively	2,917	2,891
Additional paid-in capital	2,243,419	2,174,187
Treasury stock, at cost, 16,312 and 14,796 shares at December 31, 2018 and 2017, respectively	(377,980)	(341,846)
Retained deficit	(768,566)	(1,053,446)
Accumulated other comprehensive loss	(132,724)	(88,484)
Noncontrolling interest	7,205	5,198
Total stockholders’ equity	974,271	698,500
Total liabilities and stockholders’ equity	$5,806,381	$5,649,364
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$342,660	$247,644	$246,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	413,344	400,871	413,986
Amortization of upfront incentive consideration	77,622	67,411	55,724
Stock-based compensation expense	57,263	44,689	48,524
Deferred income taxes	43,099	48,760	48,454
Allowance for doubtful accounts	7,749	9,459	10,567
Tax Receivable Agreement	4,852	(59,603)	—
Amortization of debt issuance costs	3,981	5,923	9,611
Joint venture equity income	(2,556)	(2,580)	(2,780)
(Income) loss from discontinued operations	(1,739)	1,932	(5,549)
Debt modification costs	1,558	14,758	—
Dividends received from joint venture investments	1,411	1,088	640
Loss on extinguishment of debt	633	1,012	3,683
Impairment and related charges	—	81,112	—
Litigation-related credits	—	—	(25,527)
Other	(2,349)	13,284	(5,426)
Changes in operating assets and liabilities:
Accounts and other receivables	(45,586)	(108,596)	(12,949)
Prepaid expenses and other current assets	14,362	109	(11,809)
Capitalized implementation costs	(39,168)	(60,766)	(83,405)
Upfront incentive consideration	(88,735)	(94,296)	(70,702)
Other assets	(29,607)	(21,111)	(2,799)
Accounts payable and other accrued liabilities	(27,080)	67,034	56,787
Accrued compensation and related benefits	(15,044)	6,038	2,768
Deferred revenue including upfront solution fees	8,127	13,861	22,663
Cash provided by operating activities	724,797	678,033	699,400
Investing Activities
Additions to property and equipment	(283,940)	(316,436)	(327,647)
Acquisitions, net of cash acquired	—	—	(164,120)
Proceeds from sale of marketable securities	—	—	45,959
Other investing activities	8,681	(1,089)	—
Cash used in investing activities	(275,259)	(317,525)	(445,808)
Financing Activities
Cash dividends paid to common stockholders	(154,080)	(154,861)	(144,355)
Repurchase of common stock	(26,281)	(109,100)	(100,000)
Payments on Tax Receivable Agreement	(58,908)	(99,241)	—
Payments on borrowings from lenders	(47,310)	(1,880,506)	(999,868)
Debt issuance and modification costs	(1,567)	(19,052)	(11,377)
Net receipts on the settlement of equity-based awards	2,040	12,647	27,344
Proceeds of borrowings from lenders	—	1,897,625	1,055,000
Other financing activities	(20,400)	(4,292)	(16,769)
Cash used in financing activities	(306,506)	(356,780)	(190,025)
Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	(1,895)	(4,848)	(19,478)
Cash provided by (used in) discontinued operations	(1,895)	(4,848)	(19,478)
Effect of exchange rate changes on cash and cash equivalents	6,747	(1,613)	(1,107)
Increase (decrease) in cash and cash equivalents	147,884	(2,733)	42,982
Cash and cash equivalents at beginning of period	361,381	364,114	321,132
Cash and cash equivalents at end of period	$509,265	$361,381	$364,114
Cash payments for income taxes	$57,629	$40,211	$39,032
Cash payments for interest	$156,041	$149,572	$151,495
Capitalized interest	$8,823	$11,142	$13,887
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	279,082,473	$2,790	$2,016,325	4,126,643	$(110,548)	$(1,328,730)	$(97,135)	$1,438	$484,140
Comprehensive income	—	—	—	—	—	242,562	(25,664)	4,377	221,275
Common stock dividends	—	—	—	—	—	(144,307)	—	—	(144,307)
Repurchase of common stock	—	—	—	3,980,672	(100,000)	—	—	—	(100,000)
Settlement of stock-based awards	6,378,652	64	38,602	404,008	(11,198)	—	—	—	27,468
Stock-based compensation expense	—	—	48,524	—	—	—	—	—	48,524
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(3,236)	(3,236)
Adoption of New Accounting Standard	—	—	2,392	—	—	89,359	—	—	91,751
Balance at December 31, 2016	285,461,125	2,854	2,105,843	8,511,323	(221,746)	(1,141,116)	(122,799)	2,579	625,615
Comprehensive income	—	—	—	—	—	242,531	34,315	5,113	281,959
Common stock dividends	—	—	—	—	—	(154,861)	—	—	(154,861)
Repurchase of common stock	—	—	—	5,779,769	(109,100)	—	—	—	(109,100)
Settlement of stock-based awards	3,676,776	37	23,655	504,634	(11,000)	—	—	—	12,692
Stock-based compensation expense	—	—	44,689	—	—	—	—	—	44,689
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,494)	(2,494)
Balance at December 31, 2017	289,137,901	2,891	2,174,187	14,795,726	(341,846)	(1,053,446)	(88,484)	5,198	698,500
Comprehensive income	—	—	—	—	—	337,531	(44,240)	5,129	298,420
Common stock dividends	—	—	—	—	—	(154,080)	—	—	(154,080)
Repurchase of common stock	—	—	—	1,075,255	(26,281)	—	—	—	(26,281)
Settlement of stock-based awards	2,526,053	26	11,969	440,557	(9,853)	—	—	—	2,142
Stock-based compensation expense	—	—	57,263	—	—	—	—	—	57,263
Adoption of New Accounting Standards	—	—	—	—	—	101,429	—	—	101,429
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(3,122)	(3,122)
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
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
We connect people and places with technology that reimagines the business of travel. Effective the first quarter of 2018, we operate through three business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, (ii) Airline Solutions, a broad portfolio of software technology products and solutions for airlines and other travel suppliers, and (iii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers.
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
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system ("GDS"), revenue recognition for software arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of capitalized implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance Revenue from Contracts with Customers ("ASC 606"), which replaced the previous standard ("ASC 605"), using the modified retrospective approach, applied to contracts that were not completed as of the adoption date. Our 2018 results are reported under ASC 606, while results prior to 2018 are reported under ASC 605. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. See Note 2. Revenue from Contracts with Customers.
Revenue Recognition
Travel Network and Hospitality Solutions’ revenue recognition is primarily driven by GDS and central reservation system ("CRS") transactions, respectively. Airline Solutions’ revenue recognition is primarily driven by passengers boarded or other variable metrics relevant to the software service provided. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment and the amount of revenue recognized varies with the volume of transactions processed.

Performance Obligations
A stand-ready series is a performance obligation, which is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts in the Travel Network and Hospitality Solutions businesses have a single performance obligation. In the Airline Solutions business, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide Airline Solutions' software solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.
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
Airline Solutions and Hospitality Solutions—Airline Solutions and Hospitality Solutions provide technology solutions and other professional services to airlines, hotels and other business consumers in the travel industry. The technology solutions are primarily provided in a SaaS or hosted environment. Customers are normally charged an upfront solutions fee and a recurring usage-based fee for the use of the software, which represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution. Variability in the usage-based fee that does not align with the value provided to the customer can result in a difference between billings to the customer and the timing of contract performance and revenue recognition, which may result in the recognition of a contract asset. This can result in a requirement to forecast expected usage-based fees and volumes over the contract term in order to determine the rate for revenue recognition. This variable consideration is constrained if there is an inability to reliably forecast this revenue.
Contract Assets
Our contract assets include deferred customer advances and discounts, which are capitalized and amortized in future periods as the related revenue is earned. The contract assets also include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. These assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred advances to customers and customer discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract. For the year ended December 31, 2018, we did not impair any of our contract assets as a result of the related contract becoming uncollectable, modified or canceled. See Note 4. Impairments and Related Charges regarding 2017 impairments. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Revenue recognition from our Airline Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimation of SSP, determination of whether variable pricing within a contract meets the allocation objective and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Incentive Consideration
Certain service contracts with significant travel agency customers contain booking productivity clauses and other provisions that allow travel agency customers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as these travel agencies earn incentive consideration based on the applicable contractual terms. Periodically, we make cash payments to these travel agencies at inception or modification of a service contract which are capitalized and amortized to cost of revenue over the expected life of the service contract, which is generally three to five years. Deferred charges related to such contracts are recorded in other assets, net on the consolidated balance sheets. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentive consideration provided. Incentive consideration paid to the travel agency represents a commission paid to the travel agency for booking travel on our GDS.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $19 million, $18 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Allowance for Doubtful Accounts and Concentration of Credit Risk
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $45 million and $43 million at December 31, 2018 and 2017, respectively.
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. As of December 31, 2018 and 2017, approximately $334 million, or 81%, and $357 million, or 77%, respectively, of our trade accounts receivable were attributable to these customers. Our other accounts receivable are generally due from other participants in the travel and transportation industry. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House and other similar clearing houses (“ACH”). As of December 31, 2018, approximately 61% of our air customers make payments through the ACH which accounts for approximately 94% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.

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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and web-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $288 million, $256 million and $226 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $236 million, $203 million and $176 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2018, 2017 and 2016.
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
Adjustments to the fair values of assets acquired and liabilities assumed are made until we obtain all relevant information regarding the facts and circumstances that existed as of the acquisition date (the “measurement period”), not to exceed one year from the date of the acquisition. We recognize recognize measurement-period adjustments in the period in which we determine the amounts, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in business combinations. Goodwill is not amortized but is reviewed for impairment on an annual basis or more frequently if events and circumstances indicate the carrying amount may not be recoverable. Definite-lived intangible assets are amortized on a straight-line basis and assigned useful economic lives of two to thirty years, depending on classification. The useful economic lives are evaluated on an annual basis.

We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2018, 2017 and 2016. See Note 5. Goodwill and Intangible Assets, for additional information.
Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2018, 2017 and 2016. See Note 5. Goodwill and Intangible Assets, for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures and investments in stock of other companies that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these investments in joint venture amounts to $24 million as of December 31, 2018 and 2017.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value for our Airline Solutions and Hospitality Solutions businesses. These costs are capitalized and reviewed for impairment on an annual basis. We generally amortize these costs, and those for renewals, over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses.
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 6. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for amounts capitalized within other assets, net in our consolidated balance sheets. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $38 million, $40 million and $37 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 4. Impairment and Related Charges.
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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming annual dividends totaling $0.56 per share for awards granted in 2018.
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
Adoption of New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance that eliminates, modifies and adds certain disclosure requirements related to defined benefit pension and other post-retirement plans. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, ending after December 15, 2020, with early adoption permitted, and is required to be applied retrospectively. We adopted this standard in the fourth quarter of 2018, which did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued updated guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for the eliminated or modified disclosures, while delaying the adoption of the additional disclosures until their effective date. We adopted this standard in the fourth quarter of 2018, which did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued updated guidance for share-based payment awards issued to non-employees. The updated standard aligns the accounting for share-based payment awards for non-employees with employees, except for guidance related to the attribution of compensation costs for non-employees. The Accounting Standards Update ("ASU") is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods for public business entities, with early adoption permitted. We early adopted this standard in the second quarter of 2018, which did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued updated guidance to give entities the option to reclassify to retained earnings the tax effects of items within accumulated other comprehensive income ("stranded tax effects") resulting from a reduction of the federal corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The ASU is effective for annual periods beginning after December 15, 2018, with early adoption permitted. See Note 7. Income Taxes for additional information on certain impacts related to the enactment of the TCJA. We early adopted the updated standard in the second quarter of 2018 and elected to reclassify the stranded income tax effects related to the enactment of the TCJA to retained earnings. The adoption of this ASU resulted in a decrease in our retained deficit of $22 million with a corresponding increase to accumulated other comprehensive income primarily as a result of reclassifying stranded tax effects for our retirement-related benefit plans. The adoption of this updated standard did not have a material impact on our consolidated results of operations and statement of cash flows.
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

In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard using the cumulative-effect adjustment transition method on its effective date of January 1, 2019, and we expect to elect the package of practical expedients and the hindsight practical expedient upon adoption. We are in the process of implementing changes to our processes and systems. We preliminarily estimate our other non-current assets and total liabilities may be increased on our consolidated balance sheets by approximately $70 million to $80 million, with an immaterial impact to retained earnings, as a result of recognizing the right of use assets and corresponding lease liabilities in connection with the adoption of the updated standard. Our assessment is ongoing and subject to finalization such that the actual impact of the adoption may differ materially from this estimated range. We do not expect that the adoption of this updated standard will have a material impact on our consolidated results of operations and cash flows.
2. Revenue from Contracts with Customers
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance ASC 606, which replaced ASC 605, using the modified retrospective approach, applied to contracts that were not completed as of the adoption date. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The key areas of impact on our financials include:
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
The following tables set forth the impact of the adoption of the revenue recognition standard to our reported results on our consolidated statement of operations and consolidated balance sheet, respectively (in thousands):

	Year Ended December 31, 2018
	As reported ASC 606	Adjustments	As adjusted ASC 605
Revenue	$3,866,956	$22,637	$3,889,593
Cost of revenue	2,791,414	6,728	2,798,142
Selling, general and administrative	513,526	(222)	513,304
Operating income	562,016	16,131	578,147
Income from continuing operations before income taxes	398,413	16,131	414,544
Provision for income taxes	57,492	3,524	61,016
Income from continuing operations	340,921	12,607	353,528
Net income	342,660	12,607	355,267
Net income attributable to common stockholders	337,531	12,607	350,138

	December 31, 2018
	As reported ASC 606	Adjustments	As adjusted ASC 605
Accounts receivable, net	$508,122	$(31,141)	$476,981
Prepaid expenses and other current assets	170,243	(22,379)	147,864
Total current assets	1,187,630	(53,520)	1,134,110
Other assets, net	610,671	5,478	616,149
Total assets	5,806,381	(48,042)	5,758,339
Accrued subscriber incentives	301,530	4,130	305,660
Deferred revenues	80,902	53,752	134,654
Other accrued liabilities	185,178	(20,057)	165,121
Total current liabilities	1,018,395	37,825	1,056,220
Deferred income taxes	135,753	(19,575)	116,178
Other noncurrent liabilities	340,495	(254)	340,241
Retained deficit	(768,566)	(66,038)	(834,604)
Total stockholders' equity	974,271	(66,038)	908,233
Total liabilities and stockholders' equity	5,806,381	(48,042)	5,758,339
Contract Balances
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' Software-as-a-Service ("SaaS") and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in a net contract asset or contract liability. Contract liabilities are included within deferred revenues and other noncurrent liabilities on the consolidated balance sheet. Contract liabilities totaled $166 million and $158 million as of December 31, 2018 and January 1, 2018, respectively. During the year ended December 31, 2018, we recognized revenue of approximately $40 million from contract liabilities that existed as of January 1, 2018.
Contract assets are included within prepaid expenses and other current assets and other assets, net on the consolidated balance sheet. The following table presents the changes in our contract assets balance (in thousands):

Contract assets as of January 1, 2018	$75,624
Additions	41,704
Deductions	(38,029)
Other	(31)
Contract assets as of December 31, 2018	$79,268
Our trade accounts receivable, net recorded in accounts receivable, net on the consolidated balance sheet as of December 31, 2018 and January 1, 2018 was $501 million and $506 million, respectively. Our long-term trade unbilled receivables, net recorded in other assets, net on the consolidated balance sheet as of December 31, 2018 and January 1, 2018 was $50 million and $54 million, respectively. These balances relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies.

Revenue
The following table presents our revenues disaggregated by business (in thousands):

Year Ended December 31, 2018
Air	$2,284,419
Lodging, Ground and Sea	350,152
Other	171,623
Total Travel Network	2,806,194
SabreSonic Passenger Reservation System	501,085
Commercial and Operations Solutions(1)	312,751
Other	8,911
Total Airline Solutions	822,747
SynXis Software and Services	240,583
Other	32,496
Total Hospitality Solutions	273,079
Eliminations	(35,064)
Total Sabre Revenue	$3,866,956

(1) Includes $27 million of license fee revenue recognized upon delivery to the customer for the year ended December 31, 2018.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
We recognize revenue under long-term contracts that primarily includes variable consideration based on transactions processed. A majority of our consolidated revenue is recognized as a stand-ready performance obligation with the amount recognized based on the invoiced amounts for services performed, known as right to invoice revenue recognition. Certain of our contracts, primarily in the Airlines Solutions business, contain minimum transaction volumes, which in many instances are not considered substantive as the customer is expected to exceed the minimum in the contract. Unearned performance obligations primarily consist of deferred revenue for fixed implementation fees and future product implementations, which are included in deferred revenue and other noncurrent liabilities in our consolidated balance sheet. We have not disclosed the performance obligation related to contracts containing minimum transaction volume, as it represents a subset of our business, and therefore would not be meaningful in understanding the total future revenues expected to be earned from our long-term contracts. See 1. Summary of Business and Significant Accounting Policies regarding revenue recognition of our various revenue streams for more information.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment resulted in impairments of approximately $4 million, recorded in cost of revenue, for the year ended December 31, 2018. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs. The following table presents the changes in contract acquisition costs and capitalized implementation costs (in thousands):

December 31, 2018
Contract acquisition costs:
Beginning balance (1/1/2018)	$19,353
Additions	7,924
Amortization	(6,404)
Other	425
Ending balance	$21,298

Capitalized implementation costs:
Beginning balance (1/1/2018)	$194,501
Additions	39,168
Amortization	(37,904)
Impairment	(4,013)
Other	(2,304)
Ending balance	$189,448

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

3. Acquisitions
Farelogix
We announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix, a recognized innovator in the travel industry with offer management and NDC order delivery technology used by many of the world’s leading airlines. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver borrowing. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in 2019. Regulatory reviews are ongoing. There can be no assurance that the acquisition will occur on these terms or at all.
Airpas Aviation
In April 2016, we completed the acquisition of Airpas Aviation, a software provider and consultancy company which offers route profitability and cost management software solutions. We acquired all of the outstanding stock and ownership interest of Airpas Aviation for net cash consideration of $9 million. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of purchase price includes $12 million of assets acquired, primarily consisting of $5 million of goodwill, not deductible for tax purposes, and $5 million of intangible assets. The intangible assets consist mainly of $4 million of acquired customer relationships with a useful life of 10 years and $1 million of purchased technology with a useful life of 5 years. Airpas Aviation is integrated and managed as part of our Airline Solutions segment. The acquisition of Airpas Aviation did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.

Trust Group
In January 2016, we completed the acquisition of the Trust Group, a central reservations, revenue management and hotel marketing provider, expanding our presence in Europe, the Middle East, and Africa ("EMEA") and Asia Pacific ("APAC"). The net cash consideration for the Trust Group was $156 million. The acquisition was funded using proceeds from our 5.25% senior secured notes due in 2023 and cash on hand. The Trust Group has been integrated and is managed as part of our Hospitality Solutions segment.
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
The goodwill recognized reflects expected synergies from combined operations and also the acquired assembled workforce of the Trust Group in EMEA and APAC. The goodwill recognized is assigned to our Hospitality Solutions segment and is not deductible for tax purposes. The weighted-average useful lives of the intangible assets acquired are 13 years for customer relationships, 2 years for purchased technology and 2 years for trademarks and brand names.
The acquisition of the Trust Group did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
4. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies for more information. Given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with an Airline Solutions' customer, we evaluated the recoverability of net capitalized contract costs related to the customer and recorded a charge of $81 million during the year ended December 31, 2017. This charge was estimated based on a review of all balances with the customer including capitalized implementation costs, deferred customer advances and discounts, deferred revenue, contract liabilities, and other deferred charges. We will continue to monitor our position through the insolvency proceedings; however, there is no further exposure to our consolidated balance sheet as of December 31, 2018. Given the uncertainty associated with the ultimate resolution of this dispute, there could be further impacts to our consolidated statement of operations. This impairment charge was primarily non-cash and was recorded to Impairment and related charges in our consolidated statement of operations for the year ended December 31, 2017. See Note 15. Commitments and Contingencies—Other for additional information.

5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Travel Network	Airline Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2016	$2,104,542	$290,003	$153,902	$2,548,447
Acquired	439	—	—	439
Adjustments(1)	(159)	982	5,278	6,101
Balance as of December 31, 2017	2,104,822	290,985	159,180	2,554,987
Acquired	—	—	—	—
Adjustments(1)	(33)	378	(2,963)	(2,618)
Balance as of December 31, 2018	$2,104,789	$291,363	$156,217	$2,552,369
________________________

(1)	Includes net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,033,555	$(709,824)	$323,731	$1,038,106	$(687,072)	$351,034
Trademarks and brand names	332,239	(137,009)	195,230	332,238	(126,312)	205,926
Reacquired rights	113,500	(56,910)	56,590	113,500	(40,695)	72,805
Purchased technology	426,488	(400,750)	25,738	427,823	(390,139)	37,684
Acquired contracts, supplier and distributor agreements	37,600	(25,867)	11,733	37,600	(22,410)	15,190
Non-compete agreements	14,686	(14,460)	226	15,025	(14,459)	566
Total intangible assets	$1,958,068	$(1,344,820)	$613,248	$1,964,292	$(1,281,087)	$683,205
Amortization expense relating to intangible assets subject to amortization totaled $68 million, $96 million and $143 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2019	$63,866
2020	62,256
2021	60,725
2022	47,144
2023	33,438
2024 and thereafter	345,819
Total	$613,248

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid Expenses	$80,049	$69,650
Value added tax receivable, net	57,486	35,556
Other	32,708	3,547
Prepaid expenses and other current assets	$170,243	$108,753

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Buildings and leasehold improvements	$156,357	$151,843
Furniture, fixtures and equipment	38,049	38,155
Computer equipment	349,454	323,818
Software developed for internal use	1,771,306	1,521,901
Property and equipment	2,315,166	2,035,717
Accumulated depreciation and amortization	(1,524,794)	(1,236,523)
Property and equipment, net	$790,372	$799,194
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2018	2017
Capitalized implementation costs, net	$189,447	$208,415
Deferred upfront incentive consideration	162,893	151,693
Long-term contract assets(1)	60,075	92,373
Long-term trade unbilled receivables(1)	50,467	—
Other	147,789	139,461
Other assets, net	$610,671	$591,942
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers that sets forth the impact of the adoption of ASC 606 on Other Assets, net.
Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2018	2017

Pension and other postretirement benefits	$118,919	$115,114
Deferred revenue	75,685	99,044
Tax receivable agreement	72,939	170,067
Other	72,952	95,960
Other noncurrent liabilities	$340,495	$480,185
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2018	2017
Defined benefit pension and other postretirement benefit plans	$(139,430)	$(102,623)
Unrealized foreign currency translation gain	7,201	11,488
Unrealized (loss) gain on foreign currency forward contracts, interest rate swaps and available-for-sale securities	(495)	2,651
Total accumulated other comprehensive loss, net of tax	$(132,724)	$(88,484)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

7. Income Taxes
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion and anti-avoidance tax (“BEAT”), foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”), one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system (“transition tax”), elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits.
We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, we have completed our accounting for the TCJA and have recorded the following adjustments:
Deferred tax assets and liabilities: At December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, the impact of which was not material to the provision for income taxes from continuing operations for the year then ended. Upon further analysis of certain aspects of the TCJA and refinement of our calculations during the year ended December 31, 2018, including the impact of the election to utilize our net operating losses ("NOLs") against the one-time transition tax income, we reduced our provisional amount by $41 million, which is reflected in our provision for income taxes from continuing operations for the year then ended. This adjustment relates primarily to the remeasurement of our NOLs to the appropriate tax rate applicable in the period of expected utilization.
Foreign tax effects: At December 31, 2017, we recorded a provisional amount for our one-time transition tax liability for the previously untaxed post-1986 earnings and profits of our foreign subsidiaries, resulting in an increase in the provision for income taxes of $48 million. Upon further analyses of the TCJA and subsequently published administrative guidance, we finalized our calculations and, in 2018, increased our provisional amount by $14 million, which is reflected in the provision for income taxes from continuing operations. In addition, because of our decision during 2018 to utilize NOLs against the one-time transition tax income, we reversed the current and noncurrent liability accrued for transition tax at December 31, 2017 and recorded a corresponding reduction to the NOL deferred tax asset.
Tax Receivable Agreement (“TRA”): The TRA provides for future payments to Pre-IPO Existing Stockholders (as defined below) for cash savings for U.S. federal income tax realized as a result of the utilization of Pre-IPO Tax Assets (as defined below). These cash savings would be realized at the enacted statutory tax rate effective in the year of utilization. Primarily as a result of the reduction in the U.S. corporate income tax rate, we recorded a $58 million provisional reduction to the liability at December 31, 2017. In 2018, we finalized the 2017 U.S. federal income tax return and utilized additional Pre-IPO Tax Assets in the return, primarily as a result of electing to utilize our NOLs against our one-time transition tax income. As a result of the change in estimated NOL utilization at the higher corporate income tax rate in 2017 we recorded an increase to our liability of $5 million related to the TRA, which is reflected in our income from continuing operations before taxes.
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2018	2017	2016
Components of pre-tax income:
Domestic	$190,291	$199,685	$206,182
Foreign	208,122	177,928	121,853
	$398,413	$377,613	$328,035

The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current portion:
Federal	$(49,518)	$50,829	$8,357
State and Local	4,168	2,388	1,346
Non U.S.	59,743	26,060	28,488
Total current	14,393	79,277	38,191
Deferred portion:
Federal	55,502	47,372	60,372
State and Local	(4,812)	(6,178)	(4,352)
Non U.S.	(7,591)	7,566	(7,566)
Total deferred	43,099	48,760	48,454
Total provision for income taxes	$57,492	$128,037	$86,645
The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax provision at statutory federal income tax rate	$83,667	$132,165	$114,812
State income taxes, net of federal benefit	(42)	(1,727)	(1,964)
Impact of non U.S. taxing jurisdictions, net	5,591	(13,492)	11,482
Impact of U.S. TCJA(1)	(26,730)	46,563	—
Employee stock based compensation	2,260	(4,977)	(34,789)
Research tax credit	(9,818)	(8,777)	(9,817)
Tax receivable agreement (TRA)(2)	1,019	(20,861)	—
Valuation allowance	—	—	8
Other, net	1,545	(857)	6,913
Total provision for income taxes	$57,492	$128,037	$86,645

(1)
In 2018, amount includes SAB 118 adjustments for deferred taxes and foreign tax effects. In 2017, amount includes $48 million of transition tax expense, and the remainder is the net benefit on cumulative deferred taxes.

(2)	Amount includes adjustments to the TRA, which are not taxable.

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$8,638	$13,716
Employee benefits other than pension	34,147	22,829
Deferred revenue	22,351	51,151
Pension obligations	26,821	24,989
Tax loss carryforwards	70,340	156,327
Non-U.S. operations	—	14,565
Incentive consideration	9,456	5,381
Tax credit carryforwards	31,467	58,848
Suspended loss	14,474	14,478
Other	8,008	243
Total deferred tax assets	225,702	362,527
Deferred tax liabilities:
Depreciation and amortization	(13,298)	(21,317)
Software developed for internal use	(103,631)	(180,108)
Intangible assets	(122,921)	(134,484)
Unrealized gains and losses	(21,840)	(29,669)
Non U.S. operations	(9,355)	—
Investment in partnership	(6,794)	(5,932)
Total deferred tax liabilities	(277,839)	(371,510)
Valuation allowance	(59,294)	(59,001)
Net deferred tax (liability)	$(111,431)	$(67,984)
In the first quarter of 2018, we adopted ASC 606, which replaced ASC 605, using the modified retrospective approach. As a result of the adoption of ASC 606, we recorded a cumulative effect adjustment as of January 1, 2018 to decrease our opening retained deficit as of January 1, 2018 by approximately $102 million with a corresponding increase to deferred tax liabilities of $24 million to recognize the increase to income taxes payable in the future related to revenue recognition.
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider these undistributed earnings to be indefinitely reinvested as of December 31, 2018, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2018, and have not provided deferred taxes on any outside basis differences. Determination of the amount of unrecognized deferred tax liability, if any, related to indefinitely reinvested capital investments is not practicable.
As of December 31, 2018, we have U.S. federal net operating loss carryforwards ("NOLs") of approximately $8 million, which will expire between 2022 and 2035. Additionally, we have research tax credit carryforwards of approximately $6 million, which will expire between 2037 and 2038 and $10 million Alternative Minimum Tax (“AMT”) credit carry forward that does not expire. As a result of ownership changes during 2007 and 2015 (as defined in Section 382 of the Code, which imposes an annual limit on the ability of a corporation to use certain tax attributes), all of the U.S. federal NOLs and credit carryforwards are subject to an annual limitation on their ability to be utilized. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $9 million which will expire between 2020 and 2037 and state research tax credit carryforwards of $17 million which will expire between 2023 and 2038. We have $252 million of NOL carryforwards related to certain non U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.

We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. We maintained a state NOL valuation allowance of $4 million million as of December 31, 2018 and 2017. For non-U.S. deferred tax assets of our lastminute.com and other subsidiaries, we maintained a valuation allowance of $55 million as of December 31, 2018 and 2017. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This assessment could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2018, 2017 and 2016, we recognized expense of $1 million, $1 million and $5 million, respectively. As of December 31, 2018 and 2017, we had cumulative accrued interest and penalties of approximately $23 million and $22 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$74,388	$49,331	$68,746
Additions for tax positions taken in the current year	4,450	5,279	538
Additions for tax positions of prior years	1,649	21,669	2,096
Additions for tax positions from acquisitions	—	—	—
Reductions for tax positions of prior years	(5,831)	—	(17,706)
Reductions for tax positions of expired statute of limitations	(3,143)	(1,891)	(3,743)
Settlements	(2,149)	—	(600)
Balance at end of year	$69,364	$74,388	$49,331

We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $55 million, $53 million and $32 million as of December 31, 2018, 2017, and 2016 respectively.
As of December 31, 2018, 2017, and 2016, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $51 million, $70 million and $49 million, respectively. We believe that it is reasonably possible that $20 million million in unrecognized tax benefits may be resolved in the next twelve months.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2013 - forward
Singapore	2014 - forward
Texas	2014 - forward
Uruguay	2013 - forward
U.S. Federal	2007 - forward
We currently have ongoing audits in the United States (2011-2013), India (2003-2016) and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2007.

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
Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that payments under the TRA relating to the Pre-IPO Tax Assets total $333 million, excluding interest. This total includes a reduction recorded in the fourth quarter of 2017 with the enactment of the TCJA, which reduced the U.S. corporate income tax rate. We recorded a net reduction of $55 million in the TRA liability across the years ended December 31, 2018 and 2017. The TRA payments accrue interest in accordance with the terms of the TRA. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize NOLs under Section 382 of the Code. We expect a majority of the future payments under the TRA to be made over the next two years. No payments occurred in years 2014 to 2016. We made payments of $74 million, $60 million and $101 million, which included accrued interest of approximately $2 million in January 2019 and approximately $1 million in each of January 2018 and 2017. We expect to make a payment of $30 million in April 2019, including approximately $1 million of accrued interest. As of December 31, 2018 and 2017 the current portion of our TRA liability totaled $104 million and $60 million, respectively, including approximately $3 million and $1 million of accrued interest, respectively. As of December 31, 2018 and 2017, $73 million and $170 million is included in other noncurrent liabilities in our consolidated balance sheets, respectively. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.

8. Debt
As of December 31, 2018 and 2017, our outstanding debt included in our consolidated balance sheets totaled $3,406 million and $3,456 million, respectively, which are net of debt issuance costs of $18 million and $23 million, respectively, and unamortized discounts of $7 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2018 and 2017 (in thousands):

			December 31,
	Rate	Maturity	2018	2017
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$527,250	$555,750
Term Loan B(1)	L + 2.00%	February 2024	1,862,237	1,881,048
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Capital lease obligations			12,368	21,235
Face value of total debt outstanding			3,431,855	3,488,033
Less current portion of debt outstanding			(68,435)	(57,138)
Face value of long-term debt outstanding			$3,363,420	$3,430,895
______________________________

(1)	Pursuant to the March 2, 2018 refinancing, the interest rate on Term Loan B was reduced from L+2.25% to L+2.00%.
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
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss on extinguishment of debt, in our consolidated results of operations year ended December 31, 2018.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of December 31, 2018 we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We had no balance outstanding under the Revolver as of December 31, 2018 or under the 2016 Revolver as of December 31, 2017. We had outstanding letters of credit totaling $15 million and $21 million as of December 31, 2018 and 2017, respectively, which reduced our overall credit capacity under the Revolver and 2016 Revolver.
Principal Payments
Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. Term Loan B matures on February 22, 2024, and required principal payments in equal quarterly installments of 0.25% through to the maturity date of which the remaining balance is due. For the year ended December 31, 2018, we made $47 million of scheduled principal payments.

We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2017, we were not required to make an excess cash flow payment in 2018, and no excess cash flow payment is required in 2019 with respect to our results for the year ended December 31, 2018. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
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

	Eurocurrency borrowings	Base rate borrowings
	Applicable Margin(1)(2)	Applicable Margin
Term Loan A	2.00%	1.00%
Term Loan B	2.00%	1.00%
Revolver, $400 million	2.00%	1.00%
_____________________________

(1)
Applicable margins do not reflect potential step ups and downs of Term Loan A and Revolver, $400 million, which are determined by the Senior Secured Leverage Ratio. See below for additional information.

(2)	Term Loan A, Term Loan B, and Revolver, $400 million, are subject to a 0% floor.
Applicable margins for the Term Loan B are 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans over the life of the loan and are not dependent on the Senior Secured Leverage Ratio. Applicable margins for the Term Loan A and the Revolver step up by 25 basis points for any quarter if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0. Applicable margins for the Term Loan A and the Revolver under the Amended and Restated Credit Agreement step down 25 basis points for any quarter if the Senior Secured Leverage Ratio is less than 2.25 to 1.0. In addition, we are required to pay a quarterly commitment fee of 0.250% per annum for unused Revolver commitments. The commitment fee may increase to 0.375% per annum if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2018, 2017 and 2016, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2018	2017	2016
Including the impact of interest rate swaps	4.57%	4.35%	4.72%
Excluding the impact of interest rate swaps	4.36%	4.03%	4.55%
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

Aggregate Maturities
As of December 31, 2018, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2019	$68,435
2020	81,304
2021	75,810
2022	389,310
2023	1,048,810
Thereafter	1,768,186
Total	$3,431,855
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts- In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2019. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, we estimate that $4 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of December 31, 2018 and 2017, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of December 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	232,500	64,281	0.2765
Singapore Dollar	US Dollar	59,800	44,504	0.7442
Indian Rupee	US Dollar	2,880,000	39,956	0.0139
British Pound Sterling	US Dollar	19,600	26,525	1.3533
Australian Dollar	US Dollar	23,950	17,674	0.7379
Swedish Krona	US Dollar	48,250	5,678	0.1177
Brazilian Real	US Dollar	14,300	3,753	0.2615

Outstanding Notional Amount as of December 31, 2017
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	225,000	61,016	0.2712
Singapore Dollar	US Dollar	70,750	52,065	0.7359
British Pound Sterling	US Dollar	25,900	34,307	1.3246
Indian Rupee	US Dollar	1,720,000	25,939	0.0151
Australian Dollar	US Dollar	20,750	15,932	0.7678
Swedish Krona	US Dollar	44,100	5,353	0.1214
Brazilian Real	US Dollar	16,800	4,976	0.2962

Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2018 and matured during the years ended December 31, 2018, 2017 and 2016 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.48%	December 31, 2015	December 30, 2016
$750 million	1 month LIBOR(2)	1.15%	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.19%	December 30, 2016	December 29, 2017
$750 million	1.18%	1 month LIBOR	March 31, 2017	December 31, 2017
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.
As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were fully amortized as of December 31, 2018 and were amortized $7 million for each of the years ended December 31, 2018 and 2017. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the years ended December 31, 2018 and 2017. We had no undesignated derivatives as of December 31, 2016.
In connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million for the full years 2018 and 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to full year 2019, 2020 and 2021, respectively. In December 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the full years 2020 and 2021. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2018 and 2017 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2018	2017
Foreign exchange contracts	Prepaid expenses and other current assets	—	$6,213
Foreign exchange contracts	Other accrued liabilities	(4,285)	—
Interest rate swaps	Prepaid expenses and other current assets	3,674	856
Interest rate swaps	Other assets, net	295	3,093
Total		$(316)	$10,162

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	2018	2017
Interest rate swaps	Other accrued liabilities	$—	$(7,119)
Total		$—	$(7,119)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Foreign exchange contracts	$(8,250)	$13,205	$(6,413)
Interest rate swaps	1,907	2,583	(3,446)
Total	$(6,343)	$15,788	$(9,859)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2018	2017	2016
Foreign exchange contracts	Cost of revenue	$(322)	$(3,001)	$1,991
Interest rate swaps	Interest Expense, net	3,999	5,083	2,336
Total		$3,677	$2,082	$4,327
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
The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,285)	$—	$(4,285)	$—
Interest rate swap contracts	3,969	—	3,969	—
Total	$(316)	$—	$(316)	$—

		Fair Value at Reporting Date Using
	December 31, 2017	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	6,213	—	6,213	—
Interest rate swap contracts	(3,170)	—	(3,170)	—
Total	$3,043	$—	$3,043	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2018 and 2017.
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
The following table presents the fair value and carrying value of all our notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2018 and 2017 (in thousands):

	Fair Value at December 31,		Carrying Value(4) at December 31,
Financial Instrument	2018	2017	2018	2017
Term Loan A	$520,000	$559,223	$525,514	$553,444
Term Loan B	$1,798,233	1,890,453	1,856,496	1,873,993
Revolver, $400 million(3)	—	—	—	—
5.375 % Senior Secured Notes Due 2023	529,799	546,563	530,000	530,000
5.25% Senior Secured Notes Due 2023	495,248	512,500	500,000	500,000
(1)Excludes net unamortized debt issuance costs.

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
During the years ended December 31, 2016 and 2015, certain of our stockholders sold an aggregate of 20,000,000 and 103,970,000 shares, respectively, of our common stock through secondary public offerings. In connection with one of these offerings, we repurchased 3,400,000 shares totaling $99 million from the underwriter of the offering during the year ended December 31, 2015. We did not receive any proceeds from the secondary public offerings. During the twelve months ended December 31, 2018, certain of our stockholders sold an aggregate of 69,304,636 shares of our common stock through secondary public offerings. We did not offer any shares or receive any proceeds from these secondary public offerings. Following the secondary public offering of approximately 23,304,636 shares of common stock during the fourth quarter of 2018, existing stockholders affiliated with TPG and Silver Lake (the "Selling Stockholders") no longer held any shares of our common stock.
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions.
We repurchased 1,075,255 shares, totaling $26 million, and 5,779,769 shares, totaling $109 million, of our common stock during the years ended December 31, 2018 and 2017, respectively.

Common Stock Dividends
We paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $154 million, $0.14 per share, totaling $155 million, and $0.13 per share, totaling $144 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 29, 2019 to stockholders of record as of March 21, 2019.
12. Equity-Based Awards
As of December 31, 2018, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), and the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). Our 2016 Omnibus Plan serves as successor to the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provide for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Outstanding awards under the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 10,000,000 shares and 13,500,000 shares of our common stock for issuance under our 2016 and 2014 Omnibus Plans, respectively.  In addition, we added 2,956,465 shares that were reserved but not issued under the Sovereign MEIP and Sovereign 2012 MEIP plans to the 2014 Omnibus Plan reserves, for a total of 16,456,465 authorized shares of common stock for issuance. Time-based options granted under the 2016 and 2014 Omnibus Plans generally vest over a four year period with 25% vesting at the end of year one and the remaining vest quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. PSUs generally vest over a four year period with 25% vesting annually dependent upon the achievement of certain company-based performance measures. Each reporting period, we assess the probability of achieving the performance measure and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable for up to 10 years. Stock-based compensation expense totaled $57 million, $45 million and $49 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Exercise price	$22.89	$21.33	$27.12
Average risk-free interest rate	2.72%	2.10%	1.81%
Expected life (in years)	6.11	6.11	6.11
Implied volatility	23.17%	22.02%	23.44%
Dividend yield	2.46%	2.64%	1.92%
The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2018:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2017	4,131,835	$19.50	7.6	$4,136
Granted	1,487,725	22.89
Exercised	(789,970)	15.30
Cancelled	(632,347)	22.98
Outstanding at December 31, 2018	4,197,243	$20.80	7.6	$3,542
Vested and exercisable at December 31, 2018	1,879,291	$18.60	6.0	$5,713
______________________

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $21.64 on December 31, 2018.
For the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised totaled $6 million, $19 million and $97 million, respectively.  The weighted-average fair values of options granted were $4.58, $3.67, and $5.45 during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $9 million in unrecognized compensation expense associated with stock options will be recognized over a weighted-average period of 2.7 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2018:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	4,709,785	$23.77
Granted	2,948,187	22.56
Vested	(1,338,598)	22.98
Cancelled	(706,487)	23.04
Unvested at December 31, 2018	5,612,887	$23.11
The total fair value of RSUs vested, as of their respective vesting dates, was $30 million, $23 million, and $17 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, approximately $91 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.6 years.

The following table summarizes the activities for our PSUs for the year ended December 31, 2018:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	1,414,221	$23.06
Granted	1,243,349	22.40
Vested	(397,485)	22.81
Cancelled	(541,315)	22.87
Unvested at December 31, 2018	1,718,770	$22.60
The total fair value of PSUs vested, as of their respective vesting dates, was $9 million, $14 million and $20 million during the years ended December 31, 2018, 2017 and 2016, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. As of December 31, 2018, unrecognized compensation expense associated with PSUs totaled $11 million, $10 million and $6 million for the annual measurement periods ending December 31, 2019, 2020 and 2021, respectively.
13. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income from continuing operations	$340,921	$249,576	$241,390
Net income attributable to noncontrolling interests	5,129	5,113	4,377
Net income from continuing operations available to common stockholders, basic and diluted	$335,792	$244,463	$237,013
Denominator:
Basic weighted-average common shares outstanding	275,235	276,893	277,546
Dilutive effect of stock options and restricted stock awards	2,283	1,427	5,206
Diluted weighted-average common shares outstanding	277,518	278,320	282,752
Basic earnings per share	$1.22	$0.88	$0.85
Diluted earnings per share	$1.21	$0.88	$0.84
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 3 million, 5 million and 1 million of anti-dilutive common stock equivalents for the years ended December 31, 2018, 2017 and 2016, respectively.
14. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of approximately $22 million, $25 million and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2018 and 2017, and the unfunded status as of December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$(459,439)	$(444,662)
Service cost	—	—
Interest cost	(17,090)	(18,731)
Actuarial gain (loss), net	18,529	(26,169)
Benefits paid	29,784	30,123
Benefit obligation at December 31	$(428,216)	$(459,439)
Change in plan assets:
Fair value of assets at January 1	$347,773	$324,471
Actual return on plan assets	(25,333)	46,425
Employer contributions	19,800	7,000
Benefits paid	(29,785)	(30,123)
Fair value of assets at December 31	$312,455	$347,773
Unfunded status at December 31	$(115,761)	$(111,666)
The actuarial gains, net of $19 million for the year ended December 31, 2018 are attributable to an increase in the discount rate. The actuarial losses, net of $26 million for the year ended December 31, 2017, are attributable to a decrease in the discount rate, form of payment assumptions, and updates to certain plan participant assumptions.
The net benefit obligation of $116 million and $112 million as of December 31, 2018 and 2017, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss) associated with the LPP, net of deferred taxes of $40 million and $58 million as of December 31, 2018 and 2017, respectively, are as follows (in thousands):

	December 31,
	2018	2017
Net actuarial loss	$(151,444)	$(115,701)
Prior service credit	11,322	12,433
Accumulated other comprehensive loss	$(140,122)	$(103,268)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest cost	$17,090	$18,731	$20,041
Expected return on plan assets	(18,790)	(20,934)	(20,803)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	7,362	6,517	5,871
Net cost	$4,230	$2,882	$3,677
Weighted-average discount rate used to measure benefit obligations	4.41%	3.81%	4.36%
Weighted average assumptions used to determine net benefit cost:
Discount rate	3.81%	4.36%	4.86%
Expected return on plan assets	5.75%	6.50%	6.50%

The following table provides the pre-tax amounts recognized in OCI, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income	2018	2017	2016
Net actuarial loss	$25,595	$679	$27,023
Amortization of actuarial loss	(7,362)	(6,517)	(5,871)
Amortization of prior service credit	1,432	1,432	1,432
Total (income) loss recognized in other comprehensive income	$19,665	$(4,406)	$22,584
Total recognized in net periodic benefit cost and other comprehensive income	$23,895	$(1,524)	$26,261
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 58% long duration fixed income and 4% real estate. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 10. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2018, and 2017:

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$181,156	$—	$181,156
Global equity securities	—	108,152	—	108,152
Money market mutual fund	2,311	—	—	2,311
Real estate	—	—	20,836	20,836
Total assets at fair value	$2,311	$289,308	$20,836	$312,455

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$191,125	$—	$191,125
Global equity securities	—	134,378	—	134,378
Money market mutual fund	2,815	—	—	2,815
Real estate	—	—	19,455	19,455
Total assets at fair value	$2,815	$325,503	$19,455	$347,773

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2016	$18,519
Contributions	279
Net distributions	(279)
Advisory fee	(200)
Net investment income	820
Unrealized gain	253
Net realized loss	63
Ending balance at December 31, 2017	19,455
Contributions	307
Net distributions	(307)
Advisory fee	(198)
Net investment income	845
Unrealized gain	717
Net realized gain	17
Ending balance at December 31, 2018	$20,836
We contributed $20 million and $7 million to fund our defined benefit pension plans during the years ended December 31, 2018 and 2017, respectively. Annual contributions to our defined benefit pension plans in the United States, Canada and Hong Kong are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make $2 million in contributions to our defined benefit pension plans in 2019.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2019.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2019	$26,940
2020	30,090
2021	31,927
2022	31,694
2023	30,627
2024-2028	167,640
15. Commitments and Contingencies
Lease Commitments
We lease certain facilities under long term operating leases. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease. We lease approximately 1.4 million square feet of office space in 90 locations in 49 countries. For the years ended December 31, 2018, 2017 and 2016, we recognized rent expense of $30 million, $32 million and $26 million, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Amount
2019	$27,171
2020	18,350
2021	12,438
2022	9,029
2023	6,149
Thereafter	13,429
Total	$86,566

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
Antitrust Litigation and Investigations
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
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced orders dismissing and/or issuing summary judgment as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. The Second Circuit heard oral arguments on this matter in December 2018.
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
In the fourth quarter of 2016, we accrued a loss of $32 million, which represents the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs. We are unable to estimate the exact amount of the loss associated with the verdict, but we estimate that there is a range of outcomes between $32 million and $65 million, inclusive of the trebled damage award of approximately $15 million. No amount within the range is considered a better estimate than any other amount within the range and therefore, the minimum within the range was recorded in selling, general and administrative expense during 2016. As noted above, the amount of attorneys' fees and costs to be awarded is subject to conclusion of the appellate process and, if US Airways ultimately prevails on the appeal, final decision by the trial court, which may itself be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have and will incur significant fees, costs and expenses for as long as the lawsuit, including any appeal, is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any appeal or changes to our business that may be required as a result of the litigation. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. In August 2018, the plaintiffs sought leave from the court to withdraw their motion for class certification. In October 2018, the court denied the plaintiffs’ motion for class certification with prejudice. The case is now proceeding on an individual basis only. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2018. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
European Commission’s Directorate-General for Competition ("DG Comp") Investigation
On November 23, 2018, the DG Comp announced that it has opened an investigation to assess whether our agreements with airlines and travel agents may restrict competition in breach of European Union antitrust rules. We intend to fully cooperate with the DG Comp’s investigation and are unable to make any prediction regarding its outcome at this time. There is no legal deadline for the DG Comp to bring an antitrust investigation to an end, and the duration of the investigation is uncertain. Depending on the findings of the DG Comp, the outcome of the investigation could have a material adverse effect on our business, financial condition and results of operations. We may incur significant fees, costs and expenses for as long as this investigation is ongoing. We intend to vigorously defend against any allegations of anticompetitive activity by the DG Comp.
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
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India. Our case has been listed for hearing with the Supreme Court, and it has not yet been presented. We have appealed the tax assessments for the assessment years ended March 2013 to March 2016 with the ITAT and no trial date has been set for these subsequent years.
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

If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $42 million as of December 31, 2018. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Air Berlin
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2018. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and, engaged a PCI forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.

Other Tax Matters
We pay and collect Value Added Tax (“VAT”) in most countries in which we operate related to the procurement of goods and services or the sale of services within the normal course of our business. We establish VAT receivables for the collection of refunds, which are subject to audit and collection risks in various countries. As of December 31, 2018, we have approximately $20 million in VAT receivables resulting from claims with the Greek government beginning in 2014, which we have paid and are entitled to recover as a refund. The Greek tax authorities have audited our refund claims for 2014 and 2015 totaling $8 million. Their audit reports issued in October 2018 rejected the recoverability of these refund claims and instead claimed additional tax, penalties and interest due of $4 million, which we were required to pay in November 2018. We intend to vigorously defend our positions including litigation, if necessary. In the event our appeals result in an adverse ruling, claims for years subsequent to 2015 may not be collectible and any prior refunds received may potentially be reversed to the extent the applicable statute of limitations has not expired. We do not believe that an adverse outcome is probable with respect to Greek tax authorities’ claims for the amounts recently assessed and therefore have not accrued any losses for the potential resolution of any of these claims; however, we may incur expenses in future periods including litigation costs and pre-payment of a portion of the tax amount in order to defend our position.
We operate in a number of jurisdictions in which the taxing authorities may challenge our tax positions including both income and non-income based taxes. We routinely receive inquires, and may receive tax assessments in these additional foreign jurisdictions and we recognize liabilities with respect to non-income based taxes when we believe it’s probable that amounts will be owed to the taxing authorities and such amounts are estimable. We continue to defend against any and all such material claims as presented and may be required to prepay assessed amounts. As of December 31, 2018, we have not accrued any material amounts for probable exposure related to such contingencies. If our positions are ultimately rejected it could have a material impact to our results of operations.

16. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective the first quarter of 2018, our business has three reportable segments: (i) Travel Network, (ii) Airline Solutions and (iii) Hospitality Solutions. In conjunction with this change, we have modified the methodology we have historically used to allocate shared corporate technology costs. Each segment now reflects a portion of our shared corporate costs that historically were not allocated to a business unit, based on relative consumption of shared technology infrastructure costs and defined revenue metrics. These changes have no impact on our consolidated results of operations, but result in a decrease of individual segment profitability only.
Our CODM utilizes Adjusted Gross Profit, Adjusted Operating Income and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Network to Hospitality Solutions for airline trips booked through our GDS.
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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, impairment and related charges, the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive compensation, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation (reimbursements) costs and stock-based compensation.

We define Adjusted EBITDA as income from continuing operations adjusted for impairment and related charges, depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation and provision for income taxes.
Segment information for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
Travel Network	$2,806,194	$2,550,470	$2,374,849
Airline Solutions	822,747	816,008	794,637
Hospitality Solutions	273,079	258,352	224,669
Eliminations	(35,064)	(26,346)	(20,768)
Total revenue	$3,866,956	$3,598,484	$3,373,387
Adjusted Gross Profit(a)
Travel Network	$1,098,052	$1,071,249	$1,039,561
Airline Solutions	355,079	366,255	354,922
Hospitality Solutions	83,333	88,477	72,497
Corporate	(15,056)	(25,795)	(6,305)
Total	$1,521,408	$1,500,186	$1,460,675
Adjusted Operating Income(b)
Travel Network	$755,811	$746,625	$738,134
Airline Solutions	111,146	137,932	136,177
Hospitality Solutions	12,881	9,670	16,807
Corporate	(178,406)	(188,078)	(170,757)
Total	$701,432	$706,149	$720,361
Adjusted EBITDA(c)
Travel Network	$951,709	$923,615	$886,630
Airline Solutions	293,577	296,437	286,362
Hospitality Solutions	52,824	42,784	39,964
Total segments	1,298,110	1,262,836	1,212,956
Corporate	(173,720)	(184,265)	(166,310)
Total	$1,124,390	$1,078,571	$1,046,646
Depreciation and amortization
Travel Network	$118,276	$109,579	$92,772
Airline Solutions	182,431	158,505	150,185
Hospitality Solutions	39,943	33,114	23,157
Total segments	340,650	301,198	266,114
Corporate	72,694	99,673	147,872
Total	$413,344	$400,871	$413,986
Capital Expenditures
Travel Network	$64,943	$90,881	$97,798
Airline Solutions	98,374	116,948	126,558
Hospitality Solutions	39,160	43,443	42,404
Total segments	202,477	251,272	266,760
Corporate	81,463	65,165	60,887
Total	$283,940	$316,437	$327,647

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted Gross Profit	$1,521,408	$1,500,186	$1,460,675
Less adjustments:
Selling, general and administrative	513,526	510,075	626,153
Impairment and related charges(7)	—	81,112	—
Cost of revenue adjustments:
Depreciation and amortization (1)	341,653	317,812	287,353
Amortization of upfront incentive consideration (2)	77,622	67,411	55,724
Restructuring and other costs (4)	—	12,604	12,660
Stock-based compensation	26,591	17,732	19,213
Operating income	$562,016	$493,440	$459,572

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted Operating income	$701,432	$706,149	$720,361
Less adjustments:
Joint venture equity income	2,556	2,580	2,780
Impairment and related charges(7)	—	81,112	—
Acquisition-related amortization(1c)	68,008	95,860	143,425
Restructuring and other costs (4)	—	23,975	18,286
Acquisition-related costs(5)	3,266	—	779
Litigation (reimbursements) costs(6)	8,323	(35,507)	46,995
Stock-based compensation	57,263	44,689	48,524
Operating income	$562,016	$493,440	$459,572

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA	$1,124,390	$1,078,571	$1,046,646
Less adjustments:
Impairment and related charges(7)	—	81,112	—
Depreciation and amortization of property and equipment(1a)	303,612	264,880	233,303
Amortization of capitalized implementation costs(1b)	41,724	40,131	37,258
Acquisition-related amortization(1c)	68,008	95,860	143,425
Amortization of upfront incentive consideration(2)	77,622	67,411	55,724
Interest expense, net	157,017	153,925	158,251
Loss on extinguishment of debt	633	1,012	3,683
Other, net(3)	8,509	(36,530)	(27,617)
Restructuring and other costs(4)	—	23,975	18,286
Acquisition-related costs(5)	3,266	—	779
Litigation (reimbursements) costs(6)	8,323	(35,507)	46,995
Stock-based compensation	57,263	44,689	48,524
Provision for income taxes(8)	57,492	128,037	86,645
Income from continuing operations	$340,921	$249,576	$241,390
________________________

(1)	Depreciation and amortization expenses (see Note 1. Summary of Business and Significant Accounting Policies for associated asset lives):

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.	Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.

c.	Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.

(2)
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

(3)
In 2018, Other, net, includes an expense of $5 million related to our liability under the Tax Receivable Agreement ("TRA") offset by a gain of $8 million on the sale of an investment. In 2017, we recognized a benefit of $60 million due to a reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate (see Note 7. Income Taxes), offset by a loss of $15 million related to debt modification costs associated with a debt refinancing. In 2016, we recognized a gain of $15 million from the sale of our available-for-sale marketable securities, and a $6 million gain associated with the receipt of an earn-out payment from the sale of a business in 2013. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)
Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million and $20 million in charges associated with an announced action to reduce our workforce in 2017 and 2016, respectively. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, and reduced that estimate by $4 million in 2016, as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions. As of December 31, 2018, our actions under these activities have been substantially completed and payments under the plan have been made.

(5)
Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix, which is anticipated to close in 2019, and in 2016, the acquisition of the Trust Group and Airpas Aviation. See Note 3. Acquisitions.

(6)
Litigation costs (reimbursements), net represent charges associated with antitrust and other foreign non-income tax contingency matters. In 2018, we recorded non-income tax expense of $5 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. In 2016, we recorded an accrual of $32 million representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Note 15. Commitments and Contingencies.

(7)
Impairment and related charges represents an $81 million impairment charge recorded in 2017 associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges for additional information.

(8)
The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items. In 2018, the provision for income taxes includes a benefit of $27 million related to the enactment of the TCJA for deferred taxes and foreign tax effects. In 2017, provision for income taxes includes a provisional impact of $47 million recognized as a result of the enactment of the TCJA in December 2017. See Note 7. Income Taxes.

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline Solutions and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and professional service fees. Transaction-based revenue accounted for approximately 95% of our Travel Network revenue for each of the years ended December 31, 2018, 2017 and 2016. Transaction-based revenue accounted for approximately 81%, 74% and 70% for the years ended December 31, 2018, 2017 and 2016, respectively, of our Airline Solutions revenue. Transaction-based revenue accounted for approximately 81%, 83% and 79% for the years ended December 31, 2018, 2017 and 2016, respectively, of our Hospitality Solutions revenue.
All joint venture equity income relates to Travel Network.

Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Revenue of our Travel Network business is attributed to countries based on the location of the travel supplier. For Airline Solutions and Hospitality Solutions, revenue is attributed to countries based on the location of the customer.

	Year Ended December 31,
	2018	2017	2016
Revenue:
United States	$1,346,895	$1,340,893	$1,257,685
Europe	928,533	777,406	699,168
APAC	820,711	715,740	657,465
All other	770,817	764,445	759,069
Total	$3,866,956	$3,598,484	$3,373,387

	As of December 31,
	2018	2017
Long-lived assets
United States	$773,739	$776,102
APAC	7,254	11,468
Europe	3,735	3,939
All other	5,644	7,685
Total	$790,372	$799,194
17. Quarterly Financial Information (Unaudited)
A summary of our quarterly financial results for the years ended December 31, 2018 and 2017 is presented below (in thousands):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$988,369	$984,376	$970,283	$923,928
Operating income	165,401	138,833	136,763	121,019
Income (loss) from continuing operations	90,449	92,565	70,879	87,028
(Loss) income from discontinued operations, net of tax	(1,207)	760	3,664	(1,478)
Net income (loss)	89,242	93,325	74,543	85,550
Net income (loss) attributable to common stockholders	87,880	92,246	73,005	84,400
Net income (loss) per share attributable to common stockholders:
Basic	0.32	0.33	0.26	0.31
Diluted	0.32	0.33	0.26	0.30

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$915,353	$900,663	$900,606	$881,862
Operating income	163,326	18,718	176,796	134,600
Income from continuing operations	77,722	(4,152)	92,825	83,181
Income (loss) from discontinued operations, net of tax	(477)	(1,222)	(529)	296
Net income	77,245	(5,374)	92,296	83,477
Net income attributable to common stockholders	75,939	(6,487)	90,989	82,090
Net income per share attributable to common stockholders:
Basic	0.28	(0.02)	0.33	0.30
Diluted	0.27	(0.02)	0.33	0.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2018.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in Item 8 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2019 annual meeting of stockholders (the “2019 Proxy Statement”) is incorporated in this Item 10 by reference:

•
“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors, and "Other Corporate Governance Practices and Matters—Stockholders’ Agreement” under “Corporate Governance.”

•	"Other Information—“Section 16(a) Beneficial Ownership Reporting Compliance.”

•	“Corporate Governance—Other Corporate Governance Practices and Policies—Code of Business Ethics,” which describes our Code of Business Ethics.

•	“Corporate Governance—Stockholder Nominations for Directors,” which describes the procedures by which stockholders may nominate candidates for election to our Board of Directors.

•	“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2019 Proxy Statement is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2019 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	11,528,900	$20.80	10,357,631
________________________

(a)
Includes shares of common stock to be issued upon the exercise of outstanding options under our 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP and the Sovereign MEIP. Also includes 7,331,657 restricted share units under our 2016 Omnibus Plan and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).

(b)	Excludes restricted share units which do not have an exercise price.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan. Therefore, as of December 31, 2018, no shares remained available for future grants under the 2014 Omnibus Plan.

Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2018, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan and then to the 2016 Omnibus Plan. Therefore, as of December 31, 2018, no shares remained available for future grants under the Sovereign 2012 MEIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2019 Proxy Statement is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2019 Proxy Statement is incorporated in this Item 14 by reference.

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

3.43
Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2018).

3.54
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

10.20+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018).

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

10.28+
Employment Agreement by and between Sabre Corporation and Rachel Gonzalez dated September 2, 2014 (incorporated by reference to Exhibit 10.55 of Sabre’s Corporation Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2014).

10.29+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

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

Exhibit Number	Description of Exhibits
10.38+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.39
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.40
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

Exhibit Number	Description of Exhibits
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

10.58+
Amendment to Employment Agreement by and between Sabre Corporation and Rachel Gonzalez, dated March 27, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 27, 2018).

10.59+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.60+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.61+
Form of Chairman of the Board Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.58 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.62+
Offer Letter by and between Sabre Corporation and Douglas E. Barnett, dated June 26, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

10.63+
Amendment to Employment Agreement, by and between Sabre Corporation and David Shirk, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018).

10.64+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.65+
Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.66+
Offer Letter by and between Sabre Corporation and Kimberly Warmbier, dated June 22, 2018 (incorporated by reference to Exhibit 10.64 of Sabre’s Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).

10.67+
Offer Letter by and between Sabre Corporation and Cem Tanyel, dated September 4, 2018 (incorporated by reference to Exhibit 10.65 of Sabre’s Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).

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

SABRE CORPORATION

Date:	February 15, 2019	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Sean Menke, Douglas E. Barnett, and Aimee Williams-Ramey, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean Menke	President and Chief Executive Officer and Director	February 15, 2019
Sean Menke	(Principal Executive Officer)

/s/ Douglas E. Barnett	Executive Vice President and Chief Financial Officer	February 15, 2019
Douglas E. Barnett	(Principal Financial Officer)

/s/ Jami B. Kindle	Vice President and Corporate Controller	February 15, 2019
Jami B. Kindle	(Principal Accounting Officer)

/s/ Lawrence W. Kellner	Chairman of the Board and Director	February 15, 2019
Lawrence W. Kellner

/s/ George Bravante, Jr.	Director	February 15, 2019
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 15, 2019
Hervé Couturier

/s/ Renée James	Director	February 15, 2019
Renée James

/s/ Gary Kusin	Director	February 15, 2019
Gary Kusin

/s/ Judy Odom	Director	February 15, 2019
Judy Odom

/s/ Joseph Osnoss	Director	February 15, 2019
Joseph Osnoss

/s/ Karl Peterson	Director	February 15, 2019
Karl Peterson

/s/ Zane Rowe	Director	February 15, 2019
Zane Rowe

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2018, 2017 AND 2016
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2018	$43.0	$7.7	$(5.4)	$45.3
Year ended December 31, 2017	$37.1	$9.5	$(3.6)	$43.0
Year ended December 31, 2016	$32.3	$10.6	$(5.8)	$37.1
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2018	$59.0	$4.7	$(4.4)	$59.3
Year ended December 31, 2017	$74.5	$(8.8)	$(6.7)	$59.0
Year ended December 31, 2016	$80.7	$1.1	$(7.3)	$74.5
Reserve for Value-Added Tax Receivables
Year Ended December 31, 2018	$—	$—	$—	$—
Year ended December 31, 2017	$0.3	$—	$(0.3)	$—
Year ended December 31, 2016	$1.8	$(1.6)	$0.1	$0.3