Form 10-Q
period 2019-03-31
Sabre Corp
filed 2019-05-01
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 25, 2019, 274,711,386 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$1,049,361	$988,369
Cost of revenue	787,563	692,857
Selling, general and administrative	151,391	130,111
Operating income	110,407	165,401
Other income (expense):
Interest expense, net	(38,013)	(38,109)
Loss on extinguishment of debt	—	(633)
Joint venture equity income	533	1,171
Other, net	(1,870)	(1,106)
Total other expense, net	(39,350)	(38,677)
Income from continuing operations before income taxes	71,057	126,724
Provision for income taxes	11,843	36,275
Income from continuing operations	59,214	90,449
Loss from discontinued operations, net of tax	(1,452)	(1,207)
Net income	57,762	89,242
Net income attributable to noncontrolling interests	912	1,362
Net income attributable to common stockholders	$56,850	$87,880

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.21	$0.32
Loss from discontinued operations	(0.01)	—
Net income per common share	$0.20	$0.32
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.21	$0.32
Loss from discontinued operations	(0.01)	—
Net income per common share	$0.20	$0.32
Weighted-average common shares outstanding:
Basic	275,589	274,720
Diluted	277,605	276,844

Dividends per common share	$0.14	$0.14
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$57,762	$89,242
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax
Foreign CTA (losses) gains, net of tax	(2,293)	2,975
Net change in foreign CTA (losses) gains, net of tax	(2,293)	2,975
Retirement-related benefit plans:
Amortization of prior service credits	(278)	(278)
Amortization of actuarial losses	1,222	1,397
Net change in retirement-related benefit plans, net of tax	944	1,119
Derivatives and securities:
Unrealized (losses) gains, net of taxes of $1,596 and $(2,021)	(5,409)	7,412
Reclassification adjustment for realized gains (losses), net of taxes of $(555) and $352	2,202	(1,749)
Net change in derivatives and securities, net of tax	(3,207)	5,663
Share of other comprehensive income of joint venture	28	129
Other comprehensive (loss) income	(4,528)	9,886
Comprehensive income	53,234	99,128
Less: Comprehensive income attributable to noncontrolling interests	(912)	(1,362)
Comprehensive income attributable to Sabre Corporation	$52,322	$97,766

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$459,487	$509,265
Accounts receivable, net	617,963	508,122
Prepaid expenses and other current assets	163,841	170,243
Total current assets	1,241,291	1,187,630
Property and equipment, net of accumulated depreciation of $1,596,627 and $1,524,795	753,949	790,372
Investments in joint ventures	27,333	27,769
Goodwill	2,550,983	2,552,369
Acquired customer relationships, net of accumulated amortization of $716,140 and $709,824	316,743	323,731
Other intangible assets, net of accumulated amortization of $644,684 and $634,995	279,828	289,517
Deferred income taxes	23,810	24,322
Other assets, net	665,626	610,671
Total assets	$5,859,563	$5,806,381

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$220,820	$165,227
Accrued compensation and related benefits	64,503	112,866
Accrued subscriber incentives	353,037	301,530
Deferred revenues	92,682	80,902
Other accrued liabilities	239,075	185,178
Current portion of debt	75,548	68,435
Tax Receivable Agreement	101,497	104,257
Total current liabilities	1,147,162	1,018,395
Deferred income taxes	119,062	135,753
Other noncurrent liabilities	309,537	340,495
Long-term debt	3,318,203	3,337,467
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 293,909 and 291,664 shares issued, 275,629 and 275,352 shares outstanding at March 31, 2019 and December 31, 2018, respectively	2,939	2,917
Additional paid-in capital	2,262,424	2,243,419
Treasury Stock, at cost, 18,280 and 16,312 shares at March 31, 2019 and December 31, 2018, respectively	(420,301)	(377,980)
Retained deficit	(750,310)	(768,566)
Accumulated other comprehensive loss	(137,252)	(132,724)
Noncontrolling interest	8,099	7,205
Total stockholders’ equity	965,599	974,271
Total liabilities and stockholders’ equity	$5,859,563	$5,806,381

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$57,762	$89,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,443	101,876
Amortization of upfront incentive consideration	19,128	19,456
Stock-based compensation expense	15,694	12,606
Deferred income taxes	(13,932)	20,413
Allowance for doubtful accounts	5,370	2,396
Loss from discontinued operations	1,452	1,207
Dividends received from joint venture investments	996	865
Amortization of debt issuance costs	993	1,003
Joint venture equity income	(533)	(1,171)
Loss on extinguishment of debt	—	633
Debt modification costs	—	1,558
Other	(1,189)	4,252
Changes in operating assets and liabilities:
Accounts and other receivables	(95,354)	(89,417)
Prepaid expenses and other current assets	(24,429)	8,482
Capitalized implementation costs	(7,619)	(11,484)
Upfront incentive consideration	(22,052)	(25,699)
Other assets	26,078	(1,816)
Accrued compensation and related benefits	(47,150)	(53,525)
Accounts payable and other accrued liabilities	131,753	98,675
Deferred revenue including upfront solution fees	1,589	15,640
Cash provided by operating activities	152,000	195,192
Investing Activities
Additions to property and equipment	(37,864)	(64,699)
Cash used in investing activities	(37,864)	(64,699)
Financing Activities
Payments on Tax Receivable Agreement	(72,790)	(58,908)
Cash dividends paid to common stockholders	(38,594)	(38,560)
Repurchase of common stock	(32,146)	—
Payments on borrowings from lenders	(11,828)	(11,828)
Net payments on the settlement of equity-based awards	(6,842)	(4,797)
Debt issuance and modification costs	—	(1,567)
Other financing activities	(2,114)	(12,811)
Cash used in financing activities	(164,314)	(128,471)
Cash Flows from Discontinued Operations
Cash used in operating activities	(48)	(1,139)
Cash used in discontinued operations	(48)	(1,139)
Effect of exchange rate changes on cash and cash equivalents	448	(1,161)
Decrease in cash and cash equivalents	(49,778)	(278)
Cash and cash equivalents at beginning of period	509,265	361,381
Cash and cash equivalents at end of period	$459,487	$361,103
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2019
	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	56,850	(4,528)	894	53,216
Common stock dividends(1)	—	—	—	—	—	(38,594)	—	—	(38,594)
Repurchase of common stock	—	—	—	1,491,521	(32,146)	—	—	—	(32,146)
Settlement of stock-based awards	2,245,107	22	3,311	477,357	(10,175)	—	—	—	(6,842)
Stock-based compensation expense	—	—	15,694	—	—	—	—	—	15,694
Balance at March 31, 2019	293,909,061	$2,939	$2,262,424	18,280,416	$(420,301)	$(750,310)	$(137,252)	$8,099	$965,599
(1) A quarterly cash dividend of $0.14 per share on our common stock

	Three Months Ended March 31, 2018
	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	289,137,901	$2,891	$2,174,187	14,795,726	$(341,846)	$(1,053,446)	$(88,484)	$5,198	$698,500
Comprehensive income	—	—	—	—	—	87,880	9,886	1,377	99,143
Common stock dividends(1)	—	—	—	—	—	(38,560)	—	—	(38,560)
Settlement of stock-based awards	1,774,147	18	3,609	384,599	(8,471)	—	—	—	(4,844)
Stock-based compensation expense	—	—	12,605	—	—	—	—	—	12,605
Adoption of New Accounting Standards	—	—	—	—	—	79,153	—	—	79,153
Balance at March 31, 2018	290,912,048	$2,909	$2,190,401	15,180,325	$(350,317)	$(924,973)	$(78,598)	$6,575	$845,997
(1) A quarterly cash dividend of $0.14 per share on our common stock

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs, (v) judgments in capitalization of software developed for internal use and (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019. Additionally, see Note 2. Revenue from Contracts with Customers for additional information on the use of significant estimates and assumptions in recognizing revenue.
Stockholders’ Equity—During the three months ended March 31, 2019, we issued 2,245,107 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we had $7 million in net payments from the exercise of employee stock-option awards, which included a $10 million payment of income tax withholdings associated with the settlement of employee restricted-stock awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $39 million, during each of the three months ended March 31, 2019 and 2018.

Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. For the three months ended March 31, 2019, we repurchased 1,491,521 shares totaling $32 million pursuant to this Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $332 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2019.
Adoption of New Accounting Standards
In October 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance that permits use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the Direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. We adopted this standard in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In the first quarter of 2019, we adopted the new standard using the modified retrospective approach and elected the package of practical expedients and the hindsight practical expedient. See Note 9. Leases for more information on the impacts from adoption and ongoing considerations.
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
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' Software-as-a-Service ("SaaS") and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities. Contract liabilities are included within deferred revenues and other noncurrent liabilities on the consolidated balance sheet. Contract liabilities totaled $169 million and $166 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, we recognized revenue of approximately $18 million from contract liabilities that existed as of December 31, 2018.
Contract assets are included within prepaid expenses and other current assets and other assets, net on the consolidated balance sheet. The following table presents the changes in our contract assets balance (in thousands):

Contract assets as of December 31, 2018	$79,268
Additions	5,795
Deductions	(11,961)
Contract assets as of March 31, 2019	$73,102

Our trade accounts receivable, net recorded in accounts receivable, net on the consolidated balance sheet as of March 31, 2019 and December 31, 2018 was $610 million and $501 million, respectively. Our long-term trade unbilled receivables, net recorded in other assets, net on the consolidated balance sheet as of March 31, 2019 and December 31, 2018 was $49 million and $50 million, respectively. These balances relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2019	2018
Air	$640,478	$593,245
Lodging, Ground and Sea	90,287	84,117
Other	43,203	43,774
Total Travel Network	773,968	721,136
SabreSonic Passenger Reservation System	127,228	120,022
Commercial and Operations Solutions	83,558	84,568
Other	2,141	2,013
Total Airline Solutions(1)	212,927	206,603
SynXis Software and Services	64,214	60,270
Other	8,617	7,858
Total Hospitality Solutions	72,831	68,128
Eliminations	(10,365)	(7,498)
Total Sabre Revenue	$1,049,361	$988,369

We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2019 and March 31, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.

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

3. Income Taxes
Our effective tax rates for the three months ended March 31, 2019 and 2018 were 17% and 29%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by an increase in net favorable U.S. tax permanent differences and various discrete items recorded in each of the respective three month periods, none of which was individually significant. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions and U.S. tax credits.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the three months ended March 31, 2019, we recognized a tax benefit of $1 million associated with the accrual of income tax reserves net of ancillary benefits across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $73 million and $69 million as of March 31, 2019 and December 31, 2018, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including federal Net Operating Loss Carryforwards ("NOLs"), capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Consequently, stockholders who are not Pre-IPO Existing Stockholders will only be entitled to the economic benefit of the Pre-IPO Tax Assets to the extent of our continuing 15% interest in those assets. These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
As of March 31, 2019 and December 31, 2018, the current portion of our TRA liability totaled $101 million and $104 million, respectively. As of March 31, 2019 and December 31, 2018, $1 million and $73 million, respectively, are included in other noncurrent liabilities in our consolidated balance sheets. We expect a majority of the future payments under the TRA to be made by January 2020. No payments occurred in years 2014 to 2016. We made payments of $74 million and $60 million in January 2019 and 2018, respectively, which included accrued interest of approximately $2 million and $1 million in the same respective periods. We also made a payment of $30 million in April 2019, including approximately $2 million of accrued interest. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
4. Debt
As of March 31, 2019 and December 31, 2018, our outstanding debt included in our consolidated balance sheets totaled $3,394 million and $3,406 million, respectively, which are net of debt issuance costs of $17 million and $18 million, respectively, and unamortized discounts of $7 million for each period presented. The following table sets forth the face values of our outstanding debt as of March 31, 2019 and December 31, 2018 (in thousands):

	Rate	Maturity	March 31, 2019	December 31, 2018
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$520,125	$527,250
Term Loan B(1)	L + 2.00%	February 2024	1,857,534	1,862,237
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Capital lease obligations			10,655	12,368
Face value of total debt outstanding			3,418,314	3,431,855
Less current portion of debt outstanding			(75,548)	(68,435)
Face value of long-term debt outstanding			$3,342,766	$3,363,420
______________________________

(1)	Pursuant to the March 2, 2018 refinancing, the interest rate on the Term Loan B was reduced from L+2.25% to L+2.00%.

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
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017, and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the 2017 Term Loan B along with the Term Loan B discount of $2 million. See Note 5. Derivatives for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of March 31, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We had no balance outstanding under the Revolver as of March 31, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $15 million for each period presented, which reduced our overall credit capacity under the Revolver.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness are reported as a component of other comprehensive income (loss) (“OCI”). Such items are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until March 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2019 and 2018. As of March 31, 2019, we estimate that $1 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
As of March 31, 2019 and December 31, 2018, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of March 31, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	241,000	64,845	0.2691
Singapore Dollar	US Dollar	54,150	39,951	0.7378
British Pound Sterling	US Dollar	21,600	28,665	1.3271
Indian Rupee	US Dollar	2,760,000	37,912	0.014
Australian Dollar	US Dollar	23,800	17,182	0.7219
Swedish Krona	US Dollar	46,650	5,311	0.1138
Brazilian Real	US Dollar	9,000	2,221	0.2482

Outstanding Notional Amounts as of December 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	232,500	64,281	0.2765
Singapore Dollar	US Dollar	59,800	44,504	0.7442
British Pound Sterling	US Dollar	19,600	26,525	1.3533
Indian Rupee	US Dollar	2,880,000	39,956	0.0139
Australian Dollar	US Dollar	23,950	17,674	0.7379
Swedish Krona	US Dollar	48,250	5,678	0.1177
Brazilian Real	US Dollar	14,300	3,753	0.2615

Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2019 and 2018 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(1)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(1)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(2)
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 0% floor.

(2)	Subject to a 1% floor.

(3)	As of February 22, 2017.
As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations.  Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million for the three months ended March 31, 2018 and were fully amortized as of December 31, 2018. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three months ended March 31, 2018. We had no undesignated derivatives as of March 31, 2019.
In connection with the 2017 Term Facility Amendment, we entered into forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million for the years 2018 and 2019. In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to the years 2019, 2020 and 2021, respectively. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the years 2020 and 2021. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Foreign exchange contracts	Other accrued liabilities	$(1,221)	$(4,285)
Interest rate swaps	Prepaid expenses and other current assets	1,736	3,674
Interest rate swaps	Other assets, net	—	295
Interest rate swaps	Other noncurrent liabilities	(5,013)	—
		$(4,498)	$(316)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Foreign exchange contracts	$(255)	$2,363
Interest rate swaps	(5,154)	5,548
Total	$(5,409)	$7,911

		Amount of (Gain) Loss Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2019	2018
Foreign exchange contracts	Cost of revenue	$2,722	$(3,311)
Interest rate swaps	Interest expense, net	(520)	1,562
Total		$2,202	$(1,749)
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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2019	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(1,221)	$—	$(1,221)	$—
Interest rate swap contracts	(3,277)	—	(3,277)	—
Total	$(4,498)	$—	$(4,498)	$—

			Fair Value at Reporting Date Using
	December 31, 2018		Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,285)		$—	$(4,285)	$—
Interest rate swap contracts	3,969		—	3,969	—
Total	$(316)	—	$—	$(316)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2019.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2019 and December 31, 2018, (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Term Loan A	$517,524	$520,000	$518,527	$525,514
Term Loan B	1,845,925	1,798,233	1,852,051	1,856,496
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	543,247	529,799	530,000	530,000
5.25% Senior secured notes due 2023	512,235	495,248	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.
7. Accumulated Other Comprehensive Income (Loss)
As of March 31, 2019 and December 31, 2018, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	March 31, 2019	December 31, 2018
Defined benefit pension and other post retirement benefit plans	$(138,486)	$(139,430)
Unrealized foreign currency translation gain	4,935	7,201
Unrealized loss on foreign currency forward contracts and interest rate swaps	(3,701)	(495)
Total accumulated other comprehensive loss, net of tax	$(137,252)	$(132,724)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in the consolidated statements of operations. See Note 5. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

8. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations	$59,214	$90,449
Less: Net income attributable to noncontrolling interests	912	1,362
Net income from continuing operations available to common stockholders, basic and diluted	$58,302	$89,087
Denominator:
Basic weighted-average common shares outstanding	275,589	274,720
Add: Dilutive effect of stock options and restricted stock awards	2,016	2,124
Diluted weighted-average common shares outstanding	277,605	276,844
Earning per share from continuing operations:
Basic	$0.21	$0.32
Diluted	$0.21	$0.32
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 1 million and 3 million of anti-dilutive common stock equivalents for each of the three months ended March 31, 2019 and 2018, respectively.
9. Leases
In the first quarter of 2019, we adopted ASC 842, Leases, which replaced the previous accounting standard, ASC 840. The new lease standard is a right-of-use model, requiring most lessee agreements to be recorded on the balance sheet. The intent of the standard is to provide greater transparency about lessee obligations and activities. The primary impact to our financial statements is that most operating leases are recorded on our consolidated balance sheet and enhanced disclosures are required for both operating and finance leases. As permitted by ASC 842, our accounting policy is to evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet.
We adopted the standard using the modified retrospective approach, as of January 1, 2019. Prior year's financial results were not restated. On the adoption date, we recorded a right-of-use asset for $72 million in other assets, net, with a corresponding offset to other accrued liabilities and other noncurrent liabilities for $25 million and $47 million, respectively. There was no impact to retained deficit from adoption of the new standard.
The following table presents the components of lease expense (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$6,324
Finance lease cost:
Amortization of right-of-use assets	$1,785
Interest on lease liabilities	142
Total finance lease cost	$1,927

The following table presents supplemental cash flow information related to leases (in thousands):

Three Months Ended March 31, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,473
Operating cash flows used in finance leases	142
Financing cash flows used in finance leases	1,713
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,175
Finance leases	—
The following table presents supplemental balance sheet information related to leases (in thousands):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$65,670
Other accrued liabilities	24,901
Other noncurrent liabilities	47,278
Total operating lease liabilities	$72,179
Finance Leases
Property and equipment	$34,952
Accumulated depreciation	(21,907)
Property and equipment, net	$13,045
Other accrued liabilities	$6,862
Other noncurrent liabilities	3,793
Total finance lease liabilities	$10,655
The following table presents other supplemental information related to leases:

March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.9
Finance leases	1.4
Weighted Average Discount Rate
Operating leases	5.2%
Finance leases	4.7%
Our leases have remaining minimum terms that range between one and nine years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019	$19,981	$5,472
2020	19,053	5,610
2021	13,024	—
2022	9,043	—
2023	6,103	—
Thereafter	16,343	—
Total	83,547	11,082
Imputed Interest	(11,368)	(427)
Total	$72,179	$10,655

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

Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. In August 2018, the plaintiffs sought leave from the court to withdraw their motion for class certification. In October 2018, the court denied the plaintiffs’ motion for class certification with prejudice. The case is now proceeding on an individual basis only. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of March 31, 2019. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
European Commission’s Directorate-General for Competition ("EC") Investigation
On November 23, 2018, the EC announced that it has opened an investigation of us and another GDS to assess whether our respective agreements with airlines and travel agents may restrict competition in breach of European Union antitrust rules. We are fully cooperating with the EC’s investigation and are unable to make any prediction regarding its outcome at this time. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is uncertain. Depending on the findings of the EC, the outcome of the investigation could have a material adverse effect on our business, financial condition and results of operations. We may incur significant fees, costs and expenses for as long as this investigation is ongoing. We intend to vigorously defend against any allegations of anticompetitive activity by the EC.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of March 31, 2019. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and, engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income- and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. As of March 31, 2019, we have approximately $21 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position that such amounts are recoverable. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2019, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive compensation and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, acquisition-related amortization, acquisition-related costs, litigation (reimbursements) costs, net, and stock-based compensation.
We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation and provision for income taxes.

Segment information for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
Travel Network	$773,968	$721,136
Airline Solutions	212,927	206,603
Hospitality Solutions	72,831	68,128
Eliminations	(10,365)	(7,498)
Total revenue	$1,049,361	$988,369
Adjusted Gross Profit(a)
Travel Network	$282,680	$298,017
Airline Solutions	78,131	89,764
Hospitality Solutions	15,710	20,243
Corporate	(3,431)	(3,444)
Total	$373,090	$404,580
Adjusted Operating Income(b)
Travel Network	$193,172	$211,845
Airline Solutions	15,424	30,712
Hospitality Solutions	(5,717)	2,137
Corporate	(47,117)	(47,098)
Total	$155,762	$197,596
Adjusted EBITDA(c)
Travel Network	$242,855	$261,588
Airline Solutions	58,394	74,419
Hospitality Solutions	7,005	11,759
Total segments	308,254	347,766
Corporate	(45,905)	(46,428)
Total	$262,349	$301,338
Depreciation and amortization
Travel Network	$30,555	$30,287
Airline Solutions	42,970	43,707
Hospitality Solutions	12,723	9,622
Total segments	86,248	83,616
Corporate	17,195	18,260
Total	$103,443	$101,876
Capital Expenditures
Travel Network	$4,986	$14,295
Airline Solutions	12,490	24,345
Hospitality Solutions	3,496	10,174
Total segments	20,972	48,814
Corporate	16,892	15,885
Total	$37,864	$64,699
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted Gross Profit	$373,090	$404,580
Less adjustments:
Selling, general and administrative	151,391	130,111
Cost of revenue adjustments:
Depreciation and amortization(1)	84,920	83,926
Amortization of upfront incentive consideration(2)	19,128	19,456
Stock-based compensation	7,244	5,686
Operating income	$110,407	$165,401

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted Operating Income	$155,762	$197,596
Less adjustments:
Joint venture equity income	533	1,171
Acquisition-related amortization(1c)	15,984	17,590
Acquisition-related costs(5)	11,706	—
Litigation costs, net(4)	1,438	828
Stock-based compensation	15,694	12,606
Operating income	$110,407	$165,401

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$262,349	$301,338
Less adjustments:
Depreciation and amortization of property and equipment(1a)	75,348	74,463
Amortization of capitalized implementation costs(1b)	12,111	9,823
Acquisition-related amortization(1c)	15,984	17,590
Amortization of upfront incentive consideration(2)	19,128	19,456
Interest expense, net	38,013	38,109
Loss on extinguishment of debt	—	633
Other, net(3)	1,870	1,106
Acquisition-related costs(5)	11,706	—
Litigation costs, net(4)	1,438	828
Stock-based compensation	15,694	12,606
Provision for income taxes	11,843	36,275
Income from continuing operations	$59,214	$90,449
______________________________________________________

(1)	Depreciation and amortization expenses:
a. Depreciation and amortization of property and equipment includes software developed for internal use.
b. Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model, as well as amortization of contract acquisition costs.
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

(3)
Other, net primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix Inc. ("Farelogix"), which is anticipated to close in 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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

Recent Developments Affecting our Results of Operations
In 2019, we expect to substantially complete our transition to utilize the agile development methodology. This method is characterized by a more dynamic development process with iterative activities that involve planning, designing, coding and testing. The agile approach results in more frequent and incremental revisions to software and releases with shorter development cycles that may be less likely to meet the criteria for capitalization in accordance with GAAP. In addition, our resources continue to focus on re-platforming efforts to open source and cloud-based solutions. As expected, these continued investments have reduced our capitalization of certain costs, with a corresponding increase in technology operating expenses.
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd., suspended flight operations. While this situation did not significantly impact our results of operations for the three months ended March 31, 2019, we expect our revenues to be negatively impacted for the remainder of 2019 and in the future if a swift resolution is not identified for the carrier. We also expect a near-term impact on our revenue from the 737 MAX situation, including impacts from recent accidents and subsequent aircraft groundings. Additionally for Airline Solutions, certain customers (Pakistan International Airlines Corporation, Bangkok Airways Public Company Limited, and Philippine Airlines, Inc.) previously made decisions in 2018 to transition from our services which will dilute our growth rates on a year-over-year basis.
Factors Affecting our Results
A discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 15, 2019. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. The information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of capitalized implementation costs which relates to Airline Solutions and Hospitality Solutions, intangible assets for technology purchased through acquisitions, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
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
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our joint venture partners in cases where we are paid directly by the travel supplier. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and hosted revenue from recurring usage-based fees. The primary metric utilized by Hospitality Solutions is booking transactions processed through the SynXis Central Reservation System. The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Travel Network
Direct Billable Bookings - Air	138,561	134,651	2.9%
Direct Billable Bookings - LGS	16,376	16,181	1.2%
Total Direct Billable Bookings	154,937	150,832	2.7%
Airline Solutions Passengers Boarded	186,177	174,643	6.6%
Hospitality Solutions Central Reservation System Transactions	23,024	16,963	35.7%
Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income from continuing operations ("Adjusted Net Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Profit as operating income (loss) adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive consideration, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, acquisition-related amortization, acquisition-related costs, litigation costs (reimbursements), net and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation, and tax impact of net income adjustments.
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

The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$56,850	$87,880
Loss from discontinued operations, net of tax	1,452	1,207
Net income attributable to noncontrolling interests(1)	912	1,362
Income from continuing operations	59,214	90,449
Adjustments:
Acquisition-related amortization(2a)	15,984	17,590
Loss on extinguishment of debt	—	633
Other, net(4)	1,870	1,106
Acquisition-related costs(6)	11,706	—
Litigation costs(5)	1,438	828
Stock-based compensation	15,694	12,606
Tax impact of net income adjustments(7)	(11,707)	(2,002)
Adjusted Net Income from continuing operations	$94,199	$121,210
Adjusted Net Income from continuing operations per share	$0.34	$0.44
Diluted weighted-average common shares outstanding	277,605	276,844

Adjusted Net Income from continuing operations	$94,199	$121,210
Adjustments:
Depreciation and amortization of property and equipment(2b)	75,348	74,463
Amortization of capitalized implementation costs(2c)	12,111	9,823
Amortization of upfront incentive consideration(3)	19,128	19,456
Interest expense, net	38,013	38,109
Remaining provision for income taxes	23,550	38,277
Adjusted EBITDA	$262,349	$301,338
Less:
Depreciation and amortization(2)	103,443	101,876
Amortization of upfront incentive consideration(3)	19,128	19,456
Acquisition-related amortization(2a)	(15,984)	(17,590)
Adjusted Operating Income	$155,762	$197,596

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended March 31, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$192,639	15,424	$(5,717)	$(91,939)	$110,407
Add back:
Selling, general and administrative	43,460	22,677	9,960	75,294	151,391
Cost of revenue adjustments:
Depreciation and amortization(2)	27,453	40,030	11,467	5,970	84,920
Amortization of upfront incentive consideration(3)	19,128	—	—	—	19,128
Stock-based compensation	—	—	—	7,244	7,244
Adjusted Gross Profit	282,680	78,131	15,710	(3,431)	373,090
Selling, general and administrative	(43,460)	(22,677)	(9,960)	(75,294)	(151,391)
Joint venture equity income	533	—	—	—	533
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,102	2,940	1,255	11,226	18,523
Acquisition-related costs(6)	—	—	—	11,706	11,706
Litigation costs(5)	—	—	—	1,438	1,438
Stock-based compensation	—	—	—	8,450	8,450
Adjusted EBITDA	242,855	58,394	7,005	(45,905)	262,349
Less:
Depreciation and amortization(2)	30,555	42,970	12,722	17,196	103,443
Amortization of upfront incentive consideration(3)	19,128	—	—	—	19,128
Acquisition-related amortization(2a)	—	—	—	(15,984)	(15,984)
Adjusted Operating Income (Loss)	$193,172	$15,424	$(5,717)	$(47,117)	$155,762

	Three Months Ended March 31, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$210,674	30,712	$2,137	$(78,122)	$165,401
Add back:
Selling, general and administrative	40,505	18,217	9,416	61,973	130,111
Cost of revenue adjustments:
Depreciation and amortization(2)	27,382	40,835	8,690	7,019	83,926
Amortization of upfront incentive consideration(3)	19,456	—	—	—	19,456
Stock-based compensation	—	—	—	5,686	5,686
Adjusted Gross Profit	298,017	89,764	20,243	(3,444)	404,580
Selling, general and administrative	(40,505)	(18,217)	(9,416)	(61,973)	(130,111)
Joint venture equity income	1,171	—	—	—	1,171
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,905	2,872	932	11,241	17,950
Litigation costs(5)	—	—	—	828	828
Stock-based compensation	—	—	—	6,920	6,920
Adjusted EBITDA	261,588	74,419	11,759	(46,428)	301,338
Less:
Depreciation and amortization(2)	30,287	43,707	9,622	18,260	101,876
Amortization of upfront incentive consideration(3)	19,456	—	—	—	19,456
Acquisition-related amortization(2a)	—	—	—	(17,590)	(17,590)
Adjusted Operating Income (Loss)	$211,845	$30,712	$2,137	$(47,098)	$197,596

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$152,000	$195,192
Cash used in investing activities	(37,864)	(64,699)
Cash used in financing activities	(164,314)	(128,471)

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$152,000	$195,192
Additions to property and equipment	(37,864)	(64,699)
Free Cash Flow	$114,136	$130,493
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Abacus International Lanka Pte Ltd of 40%, and (iv) Sabre Bulgaria of 40%.

(2)	Depreciation and amortization expenses:

a.	Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.

b.	Depreciation and amortization of property and equipment includes software developed for internal use.

c.
Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model, as well as amortization of contract acquisition costs.

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

(4)
Other, net primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies, to our consolidated financial statements.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix, which is anticipated to close in 2019.

(7)
The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Revenue	$1,049,361	$988,369
Cost of revenue	787,563	692,857
Selling, general and administrative	151,391	130,111
Operating income	110,407	165,401
Interest expense, net	(38,013)	(38,109)
Loss on extinguishment of debt	—	(633)
Joint venture equity income	533	1,171
Other expense, net	(1,870)	(1,106)
Income from continuing operations before income taxes	71,057	126,724
Provision for income taxes	11,843	36,275
Income from continuing operations	$59,214	$90,449

Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$773,968	$721,136	$52,832	7%
Airline Solutions	212,927	206,603	6,324	3%
Hospitality Solutions	72,831	68,128	4,703	7%
Total segment revenue	1,059,726	995,867	63,859	6%
Eliminations	(10,365)	(7,498)	(2,867)	(38)%
Total revenue	$1,049,361	$988,369	$60,992	6%
Travel Network—Revenue increased $53 million, or 7%, for the three months ended March 31, 2019 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $53 million to $731 million. The increase in revenue primarily resulted from a 3% increase in Direct Billable Bookings to 155 million and growth in the average booking fee rate during the three months ended March 31, 2019 due to a favorable mix and discrete shift in the distribution pricing structure for specific European carriers.
Airline Solutions—Revenue increased $6 million, or 3%, for the three months ended March 31, 2019 compared to the same period in the prior year. The $6 million increase in revenue primarily resulted from:

•
a $7 million increase in SabreSonic Passenger Reservation System revenue for the three months ended March 31, 2019 compared to the same period in the prior year. Passengers Boarded increased by 7% to 186 million for the three months ended March 31, 2019 driven by an increase in volumes from consistent carrier growth of 3%, as well as the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018, partially offset by demigration of Pakistan International Airlines Corporation in September 2018; and

•
a $1 million decrease in AirVision and AirCentre commercial and operations solutions revenue driven by lower organic growth, including the demigration of Pakistan International Airlines Corporation in September 2018.

Hospitality Solutions—Revenue increased $5 million, or 7%, for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $4 million, or 7%, due to an increase in transaction-based volumes of 6 million or 36%, which includes the migration of certain brands of Wyndham Hotels over the first half of 2018. The migration of these enterprise hotel brands impacted the average rate of our transaction revenue for the three months ended March 31, 2019 versus the prior comparative period.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$491,289	$423,120	$68,169	16%
Airline Solutions	134,796	116,839	17,957	15%
Hospitality Solutions	57,121	47,886	9,235	19%
Eliminations	(10,365)	(7,498)	(2,867)	(38)%
Total segment cost of revenue	672,841	580,347	92,494	16%
Corporate	10,674	9,129	1,545	17%
Depreciation and amortization	84,920	83,925	995	1%
Amortization of upfront incentive consideration	19,128	19,456	(328)	(2)%
Total cost of revenue	$787,563	$692,857	$94,706	14%
Travel Network—Cost of revenue increased $68 million, or 16%, for the three months ended March 31, 2019 compared to the same period in the prior year, primarily as a result of a $46 million increase in incentive consideration in North America, EMEA and APAC and an increase of $4 million in transaction-related costs to support growth in the business. The increase is also driven by an $18 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms.
Airline Solutions—Cost of revenue increased $18 million, or 15%, for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was primarily the result of a $13 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. Transaction-related costs also increased to support the growth in our business.
Hospitality Solutions—Cost of revenue increased $9 million, or 19%, for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was primarily driven by increased labor costs of $6 million related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. Transaction-related costs increased $3 million to support the growth in our business
Corporate—Cost of revenue associated with corporate costs increased $2 million, or 17%, for the three months ended March 31, 2019 compared to the same period in the prior year. This increase was primarily due to higher labor costs resulting from the shift to open source and cloud-based solutions and increased costs associated with security of our technology platforms.
Depreciation and amortization—Depreciation and amortization increased $1 million, or 1%, for the three months ended March 31, 2019 compared to the same period in the prior year. We expect depreciation and amortization to increase in 2019 due to additional assets placed in service upon completion.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Selling, general and administrative	$151,391	$130,111	$21,280	16%
Selling, general and administrative expenses increased $21 million, or 16%, for the three months ended March 31, 2019 compared to the same period in the prior year, primarily driven by an increase in costs associated with the potential acquisition of Farelogix of $12 million, increased technology costs of $5 million related to strategic investments in cybersecurity and corporate systems, as well as bad debt expense of $4 million.
Other expense, net

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Other expense, net	$1,870	$1,106	$764	69%
Other expense, net increased $1 million, or 69%, for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in foreign exchange losses.

Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	Change
	(Amounts in thousands)
Provision for income taxes	$11,843	$36,275	$(24,432)	(67)%
Our effective tax rates for the three months ended March 31, 2019 and 2018 were 17% and 29%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by an increase in net favorable U.S. tax permanent differences and various discrete items recorded in each of the respective three month periods, none of which was individually significant. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions and U.S. tax credits.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2019 and December 31, 2018, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$459,487	$509,265
Available balance under the Revolver	385,437	385,335
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	14,563	14,665
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2019 and December 31, 2018.
We do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of March 31, 2019, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2018, and have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, pay taxes, and service our debt and other long-term liabilities. In addition, we have entered into an agreement to purchase Farelogix for $360 million, which is anticipated to close in 2019 and will be funded at closing by cash on hand and borrowings under our Revolver. Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to our multi-year $500 million share repurchase program (the "Share Repurchase Program")) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months, as well as funding our acquisition of Farelogix. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt. We funded TRA payments of $74 million and $60 million, including interest, due in January 2019 and 2018, respectively, with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
As of December 31, 2018, we have utilized substantially all of our U.S. federal NOLs and a portion of our available U.S. federal tax credits.  As a result, we expect a significant increase over prior years in the amount of our cash taxes in 2019 and future years.

Dividends
During the three months ended March 31, 2019, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. In April 2018, our board of directors declared a cash dividend of $0.14 per share, which will be paid on June 28, 2019 to stockholders of record as of June 21, 2019. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designation
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
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $332 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2019. For the three months ended March 31, 2019, we repurchased 1,491,521 shares totaling $32 million pursuant to this Share Repurchase Program.
Senior Secured Credit Facilities
On February 22, 2017, Sabre GLBL entered into the 2017 Term Facility Amendment. The new agreement replaced the 2013 Term Loan B, 2013 Incremental Term Loan Facility and 2013 Term Loan C with the 2017 Term Loan B with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the Term Loan B along with the Term Loan B discount of $2 million. See Note 5. Derivatives, to our consolidated financial statements for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver. We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included a $400 million Revolver that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B and $570 million Term Loan A to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021.If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form.
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B as discussed above. See "—Recent Events Impacting Our Liquidity and Capital Resources" above.
We had no balance outstanding under the Revolver as of March 31, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $15 million at the end of both periods, and this reduced our overall credit capacity under the Revolver.

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of March 31, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 3. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 3. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $1 million, excluding interest. Primarily due to the enactment of the TCJA, which reduced the U.S. corporate income tax rate, we recorded a total net reduction in the TRA liability of $55 million across the years ended December 31, 2018 and 2017. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $74 million and $60 million in January 2019 and 2018, respectively. We also made a payment of $30 million in April 2019, including approximately $2 million of accrued interest. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Assets, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. See Note 3. Income Taxes, to our consolidated financial statements for additional information regarding income taxes and the TRA.
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards and trends and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC Technology ("DXC"), Amazon Web Services, Inc., and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $261 million and $249 million for the three months ended March 31, 2019 and 2018, respectively. These amounts include hosting, third-party software and expensed research and development costs of $234 million and $192 million, and capitalized software development expenditures, of $27 million and $57 million for these respective periods.
Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Cash provided by operating activities	$152,000	$195,192
Cash used in investing activities	(37,864)	(64,699)
Cash used in financing activities	(164,314)	(128,471)
Cash used in discontinued operations	(48)	(1,139)
Effect of exchange rate changes on cash and cash equivalents	448	(1,161)
Decrease in cash and cash equivalents	$(49,778)	$(278)

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2019 was $152 million and consisted of net income from continuing operations of $59 million, adjustments for non-cash and other items of $130 million and a decrease in cash from changes in operating assets and liabilities of $37 million. The adjustments for non-cash and other items consist primarily of $103 million of depreciation and amortization, $19 million in amortization of upfront incentive consideration, and $16 million stock-based compensation expense; offset by $14 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $37 million was primarily the result of an increase of $95 million in accounts receivable due to seasonality, $47 million used in accrued compensation and related benefits, an increase of $24 million in prepaid expenses and other current assets, $22 million used for upfront incentive consideration and $8 million used for capitalized implementation costs. These decreases were partially offset by an increase of $132 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, a $26 million decrease in other assets and an increase of $2 million in deferred revenue.
Cash provided by operating activities for the three months ended March 31, 2018 was $195 million and consisted of net income from continuing operations of $90 million, adjustments for non-cash and other items of $164 million and a decrease in cash from changes in operating assets and liabilities of $59 million. The adjustments for non-cash and other items consist primarily of $102 million of depreciation and amortization, $20 million in deferred income taxes, $19 million in amortization of upfront incentive consideration and $13 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $59 million was primarily the result of an increase of $118 million in accounts receivable due to seasonality, $54 million used for accrued compensation and related benefits, $26 million used for upfront incentive consideration, and $11 million used for capitalized implementation costs. These decreases were partially offset by an increase of $99 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, the receipt of $29 million from an insurance settlement, $8 million used for prepaid expenses and other current assets, and an increase of $16 million in deferred revenue partially driven by upfront solution fees.
Investing Activities
For the three months ended March 31, 2019, we used cash of $38 million on capital expenditures, including $27 million related to software developed for internal use.
For the three months ended March 31, 2018, we used cash of $65 million on capital expenditures, including $57 million related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2019, we used $164 million for financing activities. Significant highlights of our financing activities include:

•	third annual payment on the TRA liability for $73 million, excluding interest;

•	payment of $39 million in dividends on our common stock;

•	repurchase of 1,491,521 shares of our common stock outstanding totaling $32 million;

•	payment of $12 million on our Term Loan A and Term Loan B;

•
net payments of $7 million from the settlement of employee stock-option awards, including payments of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

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

Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2018 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2019 and year ended December 31, 2018.

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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and travel supplier liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2018 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.

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

•
financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content;

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

•
factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports.

Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.
Some travel suppliers that provide content to Travel Network, including some of Travel Network’s largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or travel management companies ("TMCs"), thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Airline Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with, among other things, a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, in addition to damages related to the allegations of breach of contract and tortious interference with agency contracts. We deny the allegations and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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
We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance may cause our travel suppliers to increase the time they take to pay or to default on their payment obligations, which could lead to a higher level of bad debt expense and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination, and, if applicable, result in asset impairments which could be significant. Similarly, any suspension or cessation of operations of an airline or hospitality supplier could negatively affect our results. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2019 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. For example, we announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix, a recognized innovator in the travel industry with offer management and NDC order delivery technology used by many of the world’s leading airlines. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver (as defined below in Item 1. Financial Statements, Note 4. Debt ) borrowing. The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in 2019. Regulatory reviews are ongoing, including reviews by the U.S. Department of Justice ("DOJ") and the U.K. Competitions and Market Authority. We cannot assure you that the acquisition will occur on these terms or at all.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10. Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we recently received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the EC has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.

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
Our consolidated balance sheet at March 31, 2019 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of March 31, 2019, we had $3.4 billion of indebtedness outstanding in addition to $385 million of availability under our Revolver, after taking into account the availability reduction of $15 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
As of March 31, 2019, we had outstanding approximately $2,371 million of variable debt that is indexed to LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 5. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.

We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the three months ended March 31, 2019, foreign currency operations included $73 million of revenue and $158 million of operating expenses, representing approximately 7% and 17% of our total revenue and operating expenses, respectively. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 8% of our operating expenses for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the first quarter of 2019:

Period 2019	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	$364,617,800
February 1 to February 28	207,711	22.25	207,711	359,995,222
March 1 to March 31	1,283,810	21.44	1,283,810	332,472,088
Total	1,491,521		1,491,521
________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program (as defined below).

(2)
Share repurchases were made pursuant to our multi-year Share Repurchase Program authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.68+*	Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan.
10.69+*	Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.70+*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.71+*	Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
10.72+*	Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	April 30, 2019	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)