Form 10-Q
period 2019-06-30
Sabre Corp
filed 2019-08-01
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(682) 605-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	SABR	The NASDAQ Stock Market LLC
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
As of July 26, 2019, 273,676,460 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,000,006	$984,376	$2,049,367	$1,972,745
Cost of revenue	763,388	721,759	1,550,951	1,414,616
Selling, general and administrative	154,705	123,784	306,096	253,895
Operating income	81,913	138,833	192,320	304,234
Other income (expense):
Interest expense, net	(39,608)	(39,409)	(77,621)	(77,518)
Loss on extinguishment of debt	—	—	—	(633)
Joint venture equity income	413	951	946	2,122
Other, net	(2,479)	(7,735)	(4,349)	(8,841)
Total other expense, net	(41,674)	(46,193)	(81,024)	(84,870)
Income from continuing operations before income taxes	40,239	92,640	111,296	219,364
Provision for income taxes	12,145	75	23,988	36,350
Income from continuing operations	28,094	92,565	87,308	183,014
Income (loss) from discontinued operations, net of tax	1,350	760	(102)	(447)
Net income	29,444	93,325	87,206	182,567
Net income attributable to noncontrolling interests	1,606	1,079	2,518	2,441
Net income attributable to common stockholders	$27,838	$92,246	$84,688	$180,126

Basic net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.10	$0.33	$0.31	$0.66
Income (loss) from discontinued operations	—	—	—	—
Net income per common share	$0.10	$0.33	$0.31	$0.66
Diluted net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.10	$0.33	$0.31	$0.65
Income (loss) from discontinued operations	—	—	—	—
Net income per common share	$0.10	$0.33	$0.31	$0.65
Weighted-average common shares outstanding:
Basic	274,245	275,715	274,911	275,220
Diluted	275,483	277,180	276,596	276,565

Dividends per common share	$0.14	$0.14	$0.28	$0.28
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$29,444	$93,325	$87,206	$182,567
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA"), net of tax	1,206	(6,298)	(1,088)	(3,324)
Retirement-related benefit plans:
Amortization of prior service credits, net of tax	(278)	(310)	(556)	(588)
Amortization of actuarial losses, net of tax	1,222	1,397	2,444	2,794
Net change in retirement-related benefit plans, net of tax	944	1,087	1,888	2,206
Derivatives and securities:
Unrealized (losses) gains, net of taxes of $2,647, $1,112, $4,243 and $(909)	(9,174)	(5,226)	(14,583)	2,186
Reclassification adjustment for realized gains (losses), net of taxes of $(86), $(132), $(641) and $220	307	69	2,510	(1,679)
Net change in derivatives and securities, net of tax	(8,867)	(5,157)	(12,073)	507
Share of other comprehensive (loss) income of joint venture	(447)	139	(419)	269
Other comprehensive loss	(7,164)	(10,229)	(11,692)	(342)
Comprehensive income	22,280	83,096	75,514	182,225
Less: Comprehensive income attributable to noncontrolling interests	(1,606)	(1,079)	(2,518)	(2,441)
Comprehensive income attributable to Sabre Corporation	$20,674	$82,017	$72,996	$179,784

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$396,848	$509,265
Accounts receivable, net	604,403	508,122
Prepaid expenses and other current assets	151,328	170,243
Total current assets	1,152,579	1,187,630
Property and equipment, net of accumulated depreciation of $1,671,342 and $1,524,795	708,579	790,372
Investments in joint ventures	27,132	27,769
Goodwill	2,551,736	2,552,369
Acquired customer relationships, net of accumulated amortization of $722,456 and $709,824	310,750	323,731
Other intangible assets, net of accumulated amortization of $654,372 and $634,995	270,140	289,517
Deferred income taxes	30,869	24,322
Other assets, net	718,286	610,671
Total assets	$5,770,071	$5,806,381

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$174,999	$165,227
Accrued compensation and related benefits	86,738	112,866
Accrued subscriber incentives	343,792	301,530
Deferred revenues	124,568	80,902
Other accrued liabilities	236,492	185,178
Current portion of debt	82,661	68,435
Tax Receivable Agreement	71,098	104,257
Total current liabilities	1,120,348	1,018,395
Deferred income taxes	113,649	135,753
Other noncurrent liabilities	317,464	340,495
Long-term debt	3,298,922	3,337,467
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 294,160 and 291,664 shares issued, 273,632 and 275,352 shares outstanding at June 30, 2019 and December 31, 2018, respectively	2,942	2,917
Additional paid-in capital	2,281,995	2,243,419
Treasury Stock, at cost, 20,528 and 16,312 shares at June 30, 2019 and December 31, 2018, respectively	(467,232)	(377,980)
Retained deficit	(760,753)	(768,566)
Accumulated other comprehensive loss	(144,416)	(132,724)
Noncontrolling interest	7,152	7,205
Total stockholders’ equity	919,688	974,271
Total liabilities and stockholders’ equity	$5,770,071	$5,806,381

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$87,206	$182,567
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	208,290	204,819
Amortization of upfront incentive consideration	38,974	39,117
Stock-based compensation expense	33,989	26,200
Deferred income taxes	(14,140)	57,538
Allowance for doubtful accounts	13,613	3,152
Amortization of debt issuance costs	1,986	1,995
Dividends received from joint venture investments	1,164	981
Joint venture equity income	(946)	(2,122)
Loss from discontinued operations	102	447
Loss on extinguishment of debt	—	633
Debt modification costs	—	1,558
Other	(803)	1,875
Changes in operating assets and liabilities:
Accounts and other receivables	(103,861)	(83,162)
Prepaid expenses and other current assets	(4,000)	9,777
Capitalized implementation costs	(15,202)	(21,597)
Upfront incentive consideration	(35,236)	(43,463)
Other assets	(2,162)	(16,867)
Accrued compensation and related benefits	(23,675)	(30,683)
Accounts payable and other accrued liabilities	57,428	(8,597)
Deferred revenue including upfront solution fees	14,934	17,671
Cash provided by operating activities	257,661	341,839
Investing Activities
Additions to property and equipment	(67,196)	(131,886)
Other investing activities	(8,967)	—
Cash used in investing activities	(76,163)	(131,886)
Financing Activities
Payments on Tax Receivable Agreement	(101,482)	(58,908)
Repurchase of common stock	(77,636)	(26,281)
Cash dividends paid to common stockholders	(76,875)	(77,053)
Payments on borrowings from lenders	(23,655)	(23,655)
Net (payments) receipts on the settlement of equity-based awards	(7,002)	1,637
Debt issuance and modification costs	—	(1,567)
Other financing activities	(6,325)	(15,698)
Cash used in financing activities	(292,975)	(201,525)
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,196)	(3,064)
Cash used in discontinued operations	(1,196)	(3,064)
Effect of exchange rate changes on cash and cash equivalents	256	3,258
(Decrease) increase in cash and cash equivalents	(112,417)	8,622
Cash and cash equivalents at beginning of period	509,265	361,381
Cash and cash equivalents at end of period	$396,848	$370,003
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	56,850	(4,528)	894	53,216
Common stock dividends(1)	—	—	—	—	—	(38,594)	—	—	(38,594)
Repurchase of common stock	—	—	—	1,491,521	(32,146)	—	—	—	(32,146)
Settlement of stock-based awards	2,245,107	22	3,311	477,357	(10,175)	—	—	—	(6,842)
Stock-based compensation expense	—	—	15,694	—	—	—	—	—	15,694
Balance at March 31, 2019	293,909,061	$2,939	$2,262,424	18,280,416	$(420,301)	$(750,310)	$(137,252)	$8,099	$965,599
Comprehensive income	—	—	—	—	—	27,838	(7,164)	1,606	22,280
Common stock dividends(1)	—	—	—	—	—	(38,281)	—	—	(38,281)
Repurchase of common stock	—	—	—	2,182,247	(45,490)	—	—	—	(45,490)
Settlement of stock-based awards	250,503	3	1,276	65,149	(1,441)	—	—	—	(162)
Stock-based compensation expense	—	—	18,295	—	—	—	—	—	18,295
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,553)	(2,553)
Balance at June 30, 2019	294,159,564	$2,942	$2,281,995	20,527,812	$(467,232)	$(760,753)	$(144,416)	$7,152	$919,688

(1) A quarterly cash dividend of $0.14 per share on our common stock.

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	289,137,901	$2,891	$2,174,187	14,795,726	$(341,846)	$(1,053,446)	$(88,484)	$5,198	$698,500
Comprehensive income	—	—	—	—	—	87,880	9,886	1,377	99,143
Common stock dividends(1)	—	—	—	—	—	(38,560)	—	—	(38,560)
Settlement of stock-based awards	1,774,147	18	3,609	384,599	(8,471)	—	—	—	(4,844)
Stock-based compensation expense	—	—	12,605	—	—	—	—	—	12,605
Adoption of New Accounting Standards	—	—	—	—	—	79,153	—	—	79,153
Balance at March 31, 2018	290,912,048	$2,909	$2,190,401	15,180,325	$(350,317)	$(924,973)	$(78,598)	$6,575	$845,997
Comprehensive income	—	—	—	—	—	92,245	(32,527)	1,104	60,822
Common stock dividends(1)	—	—	—	—	—	(38,494)	—	—	(38,494)
Repurchase of common stock	—	—	—	1,075,255	(26,281)	—	—	—	(26,281)
Settlement of stock-based awards	484,468	5	6,824	16,021	(402)	—	—	—	6,427
Stock-based compensation expense	—	—	13,595	—	—	—	—	—	13,595
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,815)	(2,815)
Adoption of New Accounting Standards	—	—	—	—	—	22,274	—	—	22,274
Balance at June 30, 2018	291,396,516	$2,914	$2,210,820	16,271,601	$(377,000)	$(848,948)	$(111,125)	$4,864	$881,525

(1) A quarterly cash dividend of $0.14 per share on our common stock.

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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
Stockholders’ Equity—During the six months ended June 30, 2019, we issued 2,495,610 shares of our common stock as a result of the exercise and settlement of employee equity-based awards. In addition, we had $7 million in payments from the exercise of employee stock-based awards consisting of $5 million in proceeds from the exercise of employee stock options, net of a $12 million payment of income tax withholdings associated with the settlement of stock-based awards. We paid quarterly cash dividends on our common stock of $0.14 per share, totaling $77 million, during each of the six months ended June 30, 2019 and 2018.

Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2019, we repurchased 3,673,768 shares totaling $78 million pursuant to the Share Repurchase Program. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2019.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued updated guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under this updated standard, a customer in a cloud-computing arrangement that is a service contract is required to follow guidance on software developed for internal use to determine which implementation costs to capitalize as assets or expense as incurred. This standard aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The standard requires that capitalized implementation costs related to a hosting arrangement that is a service contract be amortized over the term of the hosting arrangement, beginning when the component of the hosting arrangement is ready for its intended use, similar to requirements in guidance on software developed for internal use. In addition, costs incurred during the preliminary project and post-implementation phases are expensed as they are incurred. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard will have a material impact to our consolidated financial statements.
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
The following table presents our assets and liabilities with customers as of June 30, 2019 and December 31, 2018 (in thousands):

Account	Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$115,643	$79,268
Trade and unbilled receivables, net	Accounts receivable, net	596,597	501,467
Long-term trade unbilled receivables, net	Other assets, net	54,169	50,467
Contract liabilities	Deferred revenues / other noncurrent liabilities	197,331	165,858
________________________________
(1) Includes contract assets of $7 million and $4 million at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, we recognized revenue of approximately $35 million from contract liabilities that existed as of January 1, 2019. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Air	$584,424	$587,386	$1,224,902	$1,180,631
Lodging, Ground and Sea	96,969	91,914	187,256	176,031
Other	43,239	40,385	86,442	84,159
Total Travel Network	724,632	719,685	1,498,600	1,440,821
SabreSonic Passenger Reservation System	126,236	130,156	253,464	250,178
Commercial and Operations Solutions	84,230	73,466	167,788	158,560
Other	1,367	1,200	3,508	2,687
Total Airline Solutions	211,833	204,822	424,760	411,425
SynXis Software and Services	64,798	59,945	129,012	120,215
Other	9,078	8,369	17,695	16,227
Total Hospitality Solutions	73,876	68,314	146,707	136,442
Eliminations	(10,335)	(8,445)	(20,700)	(15,943)
Total Sabre Revenue	$1,000,006	$984,376	$2,049,367	$1,972,745

We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
3. Income Taxes
Our effective tax rates for the six months ended June 30, 2019 and 2018 were 22% and 17%, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a deferred tax benefit recognized in the second quarter of 2018 and the unfavorable impact of our geographic mix of taxable income, offset by an increase in net favorable U.S. tax permanent differences. The deferred tax benefit recognized in the second quarter of 2018 was recorded as a result of our decision to elect to utilize our net operating loss carryforwards (“NOLs”) to offset the impacts of the transition tax imposed by U.S. tax reform. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences, and tax credits.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the three and six months ended June 30, 2019, we recognized tax benefits of $14 million and $15 million, respectively, associated with the net reversal of income tax reserves across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $51 million and $69 million as of June 30, 2019 and December 31, 2018, respectively.

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
As of June 30, 2019 and December 31, 2018, the current portion of our TRA liability totaled $71 million and $104 million, respectively. As of June 30, 2019 and December 31, 2018, $1 million and $73 million, respectively, are included in other noncurrent liabilities in our consolidated balance sheets. We expect a majority of the future payments under the TRA to be made by January 2020. No payments occurred in years 2014 to 2016. We made payments of $105 million and $60 million in 2019 and 2018, respectively, which included accrued interest of approximately $3 million and $1 million in the same respective periods. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
4. Debt
As of June 30, 2019 and December 31, 2018, our outstanding debt included in our consolidated balance sheets totaled $3,382 million and $3,406 million, respectively, which are net of debt issuance costs of $16 million and $18 million, respectively, and unamortized discounts of $7 million for each period represented. The following table sets forth the face values of our outstanding debt as of June 30, 2019 and December 31, 2018 (in thousands):

	Rate	Maturity	June 30, 2019	December 31, 2018
Senior secured credit facilities:
Term Loan A	L + 2.00%	July 2022	$513,000	$527,250
Term Loan B	L + 2.00%	February 2024	1,852,832	1,862,237
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Finance lease obligations			8,922	12,368
Face value of total debt outstanding			3,404,754	3,431,855
Less current portion of debt outstanding			(82,661)	(68,435)
Face value of long-term debt outstanding			$3,322,093	$3,363,420

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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of June 30, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We had no balance outstanding under the Revolver as of June 30, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of June 30, 2019 and December 31, 2018, respectively, which reduced our overall credit capacity under the Revolver.
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

For derivative instruments that are designated and qualify as cash flow hedges, the effective and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (loss) (“OCI”). Such items are reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until June 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, we estimate that $1 million in gains will be reclassified from OCI to earnings over the next 12 months.
As of June 30, 2019 and December 31, 2018, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	242,500	65,077	0.2684
Singapore Dollar	US Dollar	58,900	43,500	0.7385
British Pound Sterling	US Dollar	18,050	23,764	1.3166
Indian Rupee	US Dollar	2,730,000	37,472	0.0139
Australian Dollar	US Dollar	20,100	14,341	0.7135
Swedish Krona	US Dollar	48,300	5,411	0.1120
Brazilian Real	US Dollar	3,800	874	0.2448

Outstanding Notional Amounts as of December 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	232,500	64,281	0.2765
Singapore Dollar	US Dollar	59,800	44,504	0.7442
British Pound Sterling	US Dollar	19,600	26,525	1.3533
Indian Rupee	US Dollar	2,880,000	39,956	0.0139
Australian Dollar	US Dollar	23,950	17,674	0.7379
Swedish Krona	US Dollar	48,250	5,678	0.1177
Brazilian Real	US Dollar	14,300	3,753	0.2615

Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2019 and 2018 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $4 million for the three and six months ended June 30, 2018, respectively, and were fully amortized as of December 31, 2018. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three and six months ended June 30, 2018. We had no undesignated derivatives as of June 30, 2019.
In connection with the 2017 Term Facility Amendment, we entered into forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million for the years 2018 and 2019. In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million becomes effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to years 2019, 2020 and 2021, respectively. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the years 2020 and 2021. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Foreign exchange contracts	Prepaid expenses and other current assets	$594	$—
Foreign exchange contracts	Other accrued liabilities	—	(4,285)
Interest rate swaps	Prepaid expenses and other current assets	—	3,674
Interest rate swaps	Other assets, net	—	295
Interest rate swaps	Other accrued liabilities	(4,752)	—
Interest rate swaps	Other noncurrent liabilities	(11,763)	—
		$(15,921)	$(316)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign exchange contracts	$565	$(8,653)	$311	$(6,290)
Interest rate swaps	(9,739)	3,427	(14,894)	8,976
Total	$(9,174)	$(5,226)	$(14,583)	$2,686

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign exchange contracts	Cost of revenue	$844	$(1,042)	$3,566	$(4,353)
Interest rate swaps	Interest expense, net	(537)	1,086	(1,056)	2,648
Total		$307	$44	$2,510	$(1,705)

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2019	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$594	$—	$594	$—
Interest rate swap contracts	(16,515)	—	(16,515)	—
Total	$(15,921)	$—	$(15,921)	$—

		Fair Value at Reporting Date Using
	December 31, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,285)	$—	$(4,285)	$—
Interest rate swap contracts	3,969	—	3,969	—
Total	$(316)	$—	$(316)	$—

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2019.
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

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Term Loan A	$510,435	$520,000	$511,541	$525,514
Term Loan B	1,850,516	1,798,233	1,847,611	1,856,496
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	543,780	529,799	530,000	530,000
5.25% Senior secured notes due 2023	515,320	495,248	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.

7. Accumulated Other Comprehensive Income (Loss)
As of June 30, 2019 and December 31, 2018, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	June 30, 2019	December 31, 2018
Defined benefit pension and other post retirement benefit plans	$(137,541)	$(139,430)
Unrealized foreign currency translation gain	5,694	7,201
Unrealized loss on foreign currency forward contracts and interest rate swaps	(12,569)	(495)
Total accumulated other comprehensive loss, net of tax	$(144,416)	$(132,724)

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
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$28,094	$92,565	$87,308	$183,014
Less: Net income attributable to noncontrolling interests	1,606	1,079	2,518	2,441
Net income from continuing operations available to common stockholders, basic and diluted	$26,488	$91,486	$84,790	$180,573
Denominator:
Basic weighted-average common shares outstanding	274,245	275,715	274,911	275,220
Add: Dilutive effect of stock options and restricted stock awards	1,238	1,465	1,685	1,345
Diluted weighted-average common shares outstanding	275,483	277,180	276,596	276,565
Earnings per share from continuing operations:
Basic	$0.10	$0.33	$0.31	$0.66
Diluted	$0.10	$0.33	$0.31	$0.65

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 2 million and 1 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2019, respectively, and 4 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2018.

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
The following table presents the components of lease expense (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$6,546	$12,887
Finance lease cost:
Amortization of right-of-use assets	$1,785	$3,571
Interest on lease liabilities	122	265
Total finance lease cost	$1,907	$3,836

The following table presents supplemental cash flow information related to leases (in thousands):

Six Months Ended June 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$13,184
Operating cash flows used in finance leases	265
Financing cash flows used in finance leases	3,446
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,232
Finance leases	—

The following table presents supplemental balance sheet information related to leases (in thousands):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$69,130
Other accrued liabilities	25,365
Other noncurrent liabilities	50,125
Total operating lease liabilities	$75,490
Finance Leases
Property and equipment	$34,952
Accumulated depreciation	(23,693)
Property and equipment, net	$11,259
Other accrued liabilities	$6,851
Other noncurrent liabilities	2,071
Total finance lease liabilities	$8,922
The following table presents other supplemental information related to leases:

June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.8
Finance leases	1.1
Weighted Average Discount Rate
Operating leases	5.2%
Finance leases	4.7%

Our leases have remaining minimum terms that range between one and nine years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019	$13,951	$3,617
2020	21,042	5,610
2021	15,238	—
2022	10,957	—
2023	7,915	—
Thereafter	17,528	—
Total	86,631	9,227
Imputed Interest	(11,141)	(305)
Total	$75,490	$8,922

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

Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who are asserting claims on behalf of a putative class of consumers in various states, are generally alleging that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims are preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. The plaintiffs may appeal the court’s dismissal of their state law claims upon a final judgment. In August 2018, the plaintiffs sought leave from the court to withdraw their motion for class certification. In October 2018, the court denied the plaintiffs’ motion for class certification with prejudice. The case is now proceeding on an individual basis only. We believe that the losses associated with this case are neither probable nor estimable and therefore have not accrued any losses as of June 30, 2019. We may incur significant fees, costs and expenses for as long as this litigation is ongoing. We intend to vigorously defend against the remaining claims.
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
Department of Justice Investigation
On May 19, 2011, we received a civil investigative demand (“CID”) from the U.S. Department of Justice ("DOJ") investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs, and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter for several years; however, we have not been notified that this matter is closed.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of June 30, 2019. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands, and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income- and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. As of June 30, 2019, we have approximately $21 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position that such amounts are recoverable. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2019, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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

Segment information for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Travel Network	$724,632	$719,685	$1,498,600	$1,440,821
Airline Solutions	211,833	204,822	424,760	411,425
Hospitality Solutions	73,876	68,314	146,707	136,442
Eliminations	(10,335)	(8,445)	(20,700)	(15,943)
Total revenue	$1,000,006	$984,376	$2,049,367	$1,972,745
Adjusted Gross Profit(a)
Travel Network	$252,293	$275,740	$534,973	$573,756
Airline Solutions	85,801	84,260	163,932	174,023
Hospitality Solutions	16,767	18,653	32,477	38,896
Corporate	(4,423)	(4,975)	(7,854)	(8,418)
Total	$350,438	$373,678	$723,528	$778,257
Adjusted Operating Income(b)
Travel Network	$159,797	$196,003	$352,969	$407,847
Airline Solutions	22,660	22,813	38,084	53,525
Hospitality Solutions	(5,746)	1,964	(11,463)	4,101
Corporate	(49,758)	(48,794)	(96,875)	(95,891)
Total	$126,953	$171,986	$282,715	$369,582
Adjusted EBITDA(c)
Travel Network	$210,364	$244,099	$453,219	$505,686
Airline Solutions	65,945	69,116	124,339	143,535
Hospitality Solutions	7,874	10,954	14,879	22,713
Total segments	284,183	324,169	592,437	671,934
Corporate	(48,548)	(47,167)	(94,453)	(93,594)
Total	$235,635	$277,002	$497,984	$578,340
Depreciation and amortization
Travel Network	$30,721	$28,435	$61,276	$58,722
Airline Solutions	43,285	46,303	86,255	90,010
Hospitality Solutions	13,620	8,990	26,342	18,612
Total segments	87,626	83,728	173,873	167,344
Corporate	17,221	19,215	34,417	37,475
Total	$104,847	$102,943	$208,290	$204,819
Capital Expenditures
Travel Network	$4,877	$13,744	$9,863	$28,039
Airline Solutions	11,096	22,825	23,586	47,170
Hospitality Solutions	1,898	8,164	5,394	18,338
Total segments	17,871	44,733	38,843	93,547
Corporate	11,461	22,454	28,353	38,339
Total	$29,332	$67,187	$67,196	$131,886
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted Gross Profit	$350,438	$373,678	$723,528	$778,257
Less adjustments:
Selling, general and administrative	154,705	123,784	306,096	253,895
Cost of revenue adjustments:
Depreciation and amortization(1)	86,593	85,013	171,513	168,939
Amortization of upfront incentive consideration(2)	19,846	19,661	38,974	39,117
Stock-based compensation	7,381	6,387	14,625	12,072
Operating income	$81,913	$138,833	$192,320	$304,234

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted Operating Income	$126,953	$171,986	$282,715	$369,582
Less adjustments:
Joint venture equity income	413	951	946	2,122
Acquisition-related amortization(1c)	16,011	17,588	31,995	35,178
Acquisition-related costs(5)	8,935	—	20,641	—
Litigation costs, net(4)	1,386	1,020	2,824	1,848
Stock-based compensation	18,295	13,594	33,989	26,200
Operating income	$81,913	$138,833	$192,320	$304,234

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$235,635	$277,002	$497,984	$578,340
Less adjustments:
Depreciation and amortization of property and equipment(1a)	79,209	74,960	154,557	149,423
Amortization of capitalized implementation costs(1b)	9,627	10,395	21,738	20,218
Acquisition-related amortization(1c)	16,011	17,588	31,995	35,178
Amortization of upfront incentive consideration(2)	19,846	19,661	38,974	39,117
Interest expense, net	39,608	39,409	77,621	77,518
Loss on extinguishment of debt	—	—	—	633
Other, net(3)	2,479	7,735	4,349	8,841
Acquisition-related costs (5)	8,935	—	20,641	—
Litigation costs, net(4)	1,386	1,020	2,824	1,848
Stock-based compensation	18,295	13,594	33,989	26,200
Provision for income taxes	12,145	75	23,988	36,350
Income from continuing operations	$28,094	$92,565	$87,308	$183,014
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

b.
Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model, as well as amortization of contract acquisition costs.

c.	Acquisition-related amortization represents amortization of intangible assets resulting from purchase accounting.

(2)	Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three years to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

(3)
Other, net primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4) Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix Inc. ("Farelogix").

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd. ("Jet Airways"), suspended flight operations and is now in insolvency proceedings. Our revenues have been negatively impacted for the six months ended June 30, 2019, which will continue. We expect a near-term impact on our revenue from the effects of the 737 MAX incident on one particular carrier. Finally, for Airline Solutions, certain customers (Pakistan International Airlines Corporation, Bangkok Airways Public Company Limited, and Philippine Airlines, Inc.) previously made decisions in 2018 to transition from our services, which will dilute our growth rates on a year-over-year basis.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Travel Network
Direct Billable Bookings - Air	124,605	122,864	1.4%	263,166	257,515	2.2%
Direct Billable Bookings - LGS	17,520	17,953	(2.4)%	33,896	34,134	(0.7)%
Total Direct Billable Bookings	142,125	140,817	0.9%	297,062	291,649	1.9%
Airline Solutions Passengers Boarded	180,386	195,699	(7.8)%	366,563	370,342	(1.0)%
Hospitality Solutions Central Reservation System Transactions	28,890	22,555	28.1%	51,914	39,519	31.4%

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
We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs (reimbursements), net, stock-based compensation and tax impact of net income adjustments.
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

The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$27,838	$92,246	$84,688	$180,126
(Income) loss from discontinued operations, net of tax	(1,350)	(760)	102	447
Net income attributable to noncontrolling interests(1)	1,606	1,079	2,518	2,441
Income from continuing operations	28,094	92,565	87,308	183,014
Adjustments:
Acquisition-related amortization(2a)	16,011	17,588	31,995	35,178
Loss on extinguishment of debt	—	—	—	633
Other, net(4)	2,479	7,735	4,349	8,841
Acquisition-related costs(6)	8,935	—	20,641	—
Litigation costs(5)	1,386	1,020	2,824	1,848
Stock-based compensation	18,295	13,594	33,989	26,200
Tax impact of net income adjustments(7)	(7,746)	(30,159)	(19,453)	(32,161)
Adjusted Net Income from continuing operations	$67,454	$102,343	$161,653	$223,553
Adjusted Net Income from continuing operations per share	$0.24	$0.37	$0.58	$0.81
Diluted weighted-average common shares outstanding	275,483	277,180	276,596	276,565

Adjusted Net Income from continuing operations	$67,454	$102,343	$161,653	$223,553
Adjustments:
Depreciation and amortization of property and equipment(2b)	79,209	74,960	154,557	149,423
Amortization of capitalized implementation costs(2c)	9,627	10,395	21,738	20,218
Amortization of upfront incentive consideration(3)	19,846	19,661	38,974	39,117
Interest expense, net	39,608	39,409	77,621	77,518
Remaining provision for income taxes	19,891	30,234	43,441	68,511
Adjusted EBITDA	$235,635	$277,002	$497,984	$578,340
Less:
Depreciation and amortization(2)	104,847	102,943	208,290	204,819
Amortization of upfront incentive consideration(3)	19,846	19,661	38,974	39,117
Acquisition-related amortization(2a)	(16,011)	(17,588)	(31,995)	(35,178)
Adjusted Operating Income	$126,953	$171,986	$282,715	$369,582

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended June 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$159,384	$22,660	$(5,746)	$(94,385)	$81,913
Add back:
Selling, general and administrative	45,482	22,442	10,171	76,610	154,705
Cost of revenue adjustments:
Depreciation and amortization(2)	27,581	40,699	12,342	5,971	86,593
Amortization of upfront incentive consideration(3)	19,846	—	—	—	19,846
Stock-based compensation	—	—	—	7,381	7,381
Adjusted Gross Profit	252,293	85,801	16,767	(4,423)	350,438
Selling, general and administrative	(45,482)	(22,442)	(10,171)	(76,610)	(154,705)
Joint venture equity income	413	—	—	—	413
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,140	2,586	1,278	11,250	18,254
Acquisition-related costs(6)	—	—	—	8,935	8,935
Litigation costs(5)	—	—	—	1,386	1,386
Stock-based compensation	—	—	—	10,914	10,914
Adjusted EBITDA	210,364	65,945	7,874	(48,548)	235,635
Less:
Depreciation and amortization(2)	30,721	43,285	13,620	17,221	104,847
Amortization of upfront incentive consideration(3)	19,846	—	—	—	19,846
Acquisition-related amortization(2a)	—	—	—	(16,011)	(16,011)
Adjusted Operating Income (Loss)	$159,797	$22,660	$(5,746)	$(49,758)	$126,953

	Three Months Ended June 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$195,052	$22,813	$1,964	$(80,996)	$138,833
Add back:
Selling, general and administrative	35,467	18,568	8,043	61,706	123,784
Cost of revenue adjustments:
Depreciation and amortization(2)	25,560	42,879	8,646	7,928	85,013
Amortization of upfront incentive consideration(3)	19,661	—	—	—	19,661
Stock-based compensation	—	—	—	6,387	6,387
Adjusted Gross Profit	275,740	84,260	18,653	(4,975)	373,678
Selling, general and administrative	(35,467)	(18,568)	(8,043)	(61,706)	(123,784)
Joint venture equity income	951	—	—	—	951
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,875	3,424	344	11,287	17,930
Litigation costs(5)	—	—	—	1,020	1,020
Stock-based compensation	—	—	—	7,207	7,207
Adjusted EBITDA	244,099	69,116	10,954	(47,167)	277,002
Less:
Depreciation and amortization(2)	28,435	46,303	8,990	19,215	102,943
Amortization of upfront incentive consideration(3)	19,661	—	—	—	19,661
Acquisition-related amortization(2a)	—	—	—	(17,588)	(17,588)
Adjusted Operating Income (Loss)	$196,003	$22,813	$1,964	$(48,794)	$171,986

	Six Months Ended June 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$352,023	$38,084	$(11,463)	$(186,324)	$192,320
Add back:
Selling, general and administrative	88,942	45,119	20,131	151,904	306,096
Cost of revenue adjustments:
Depreciation and amortization(2)	55,034	80,729	23,809	11,941	171,513
Amortization of upfront incentive consideration(3)	38,974	—	—	—	38,974
Stock-based compensation	—	—	—	14,625	14,625
Adjusted Gross Profit	534,973	163,932	32,477	(7,854)	723,528
Selling, general and administrative	(88,942)	(45,119)	(20,131)	(151,904)	(306,096)
Joint venture equity income	946	—	—	—	946
Selling, general and administrative adjustments:
Depreciation and amortization(2)	6,242	5,526	2,533	22,476	36,777
Acquisition-related costs(6)	—	—	—	20,641	20,641
Litigation costs(5)	—	—	—	2,824	2,824
Stock-based compensation	—	—	—	19,364	19,364
Adjusted EBITDA	453,219	124,339	14,879	(94,453)	497,984
Less:
Depreciation and amortization(2)	61,276	86,255	26,342	34,417	208,290
Amortization of upfront incentive consideration(3)	38,974	—	—	—	38,974
Acquisition-related amortization(2a)	—	—	—	(31,995)	(31,995)
Adjusted Operating Income (Loss)	$352,969	$38,084	$(11,463)	$(96,875)	$282,715

	Six Months Ended June 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$405,725	$53,525	$4,101	$(159,117)	$304,234
Add back:
Selling, general and administrative	75,972	36,784	17,459	123,680	253,895
Cost of revenue adjustments:
Depreciation and amortization(2)	52,942	83,714	17,336	14,947	168,939
Amortization of upfront incentive consideration(3)	39,117	—	—	—	39,117
Stock-based compensation	—	—	—	12,072	12,072
Adjusted Gross Profit	573,756	174,023	38,896	(8,418)	778,257
Selling, general and administrative	(75,972)	(36,784)	(17,459)	(123,680)	(253,895)
Joint venture equity income	2,122	—	—	—	2,122
Selling, general and administrative adjustments:
Depreciation and amortization(2)	5,780	6,296	1,276	22,528	35,880
Litigation costs(5)	—	—	—	1,848	1,848
Stock-based compensation	—	—	—	14,128	14,128
Adjusted EBITDA	505,686	143,535	22,713	(93,594)	578,340
Less:
Depreciation and amortization(2)	58,722	90,010	18,612	37,475	204,819
Amortization of upfront incentive consideration(3)	39,117	—	—	—	39,117
Acquisition-related amortization(2a)	—	—	—	(35,178)	(35,178)
Adjusted Operating Income (Loss)	$407,847	$53,525	$4,101	$(95,891)	$369,582

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$257,661	$341,839
Cash used in investing activities	(76,163)	(131,886)
Cash used in financing activities	(292,975)	(201,525)

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$257,661	$341,839
Additions to property and equipment	(67,196)	(131,886)
Free Cash Flow	$190,465	$209,953
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Abacus International Lanka Pte Ltd of 40%, and (iv) Sabre Bulgaria of 40%.

(2)	Depreciation and amortization expenses:

a.	Acquisition-related amortization represents amortization of intangible assets resulting from purchase accounting.

b.	Depreciation and amortization of property and equipment includes software developed for internal use.

c.
Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model, as well as amortization of contract acquisition costs.

(3)
Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.

(4)
Other, net primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(5)	Litigation costs, net represent charges associated with antitrust litigation. See Note 10. Contingencies, to our consolidated financial statements.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix.

(7)
The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Revenue	$1,000,006	$984,376	$2,049,367	$1,972,745
Cost of revenue	763,388	721,759	1,550,951	1,414,616
Selling, general and administrative	154,705	123,784	306,096	253,895
Operating income	81,913	138,833	192,320	304,234
Interest expense, net	(39,608)	(39,409)	(77,621)	(77,518)
Loss on extinguishment of debt	—	—	—	(633)
Joint venture equity income	413	951	946	2,122
Other expense, net	(2,479)	(7,735)	(4,349)	(8,841)
Income from continuing operations before income taxes	40,239	92,640	111,296	219,364
Provision for income taxes	12,145	75	23,988	36,350
Income from continuing operations	$28,094	$92,565	$87,308	$183,014

Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$724,632	$719,685	$4,947	1%
Airline Solutions	211,833	204,822	7,011	3%
Hospitality Solutions	73,876	68,314	5,562	8%
Total segment revenue	1,010,341	992,821	17,520	2%
Eliminations	(10,335)	(8,445)	(1,890)	(22)%
Total revenue	$1,000,006	$984,376	$15,630	2%
Travel Network—Revenue increased $5 million, or 1%, for the three months ended June 30, 2019 compared to the same period in the prior year. Product revenue increased $3 million. The increase is also due to a $2 million increase in transaction-based revenue to $681 million due to a 1% increase in Direct Billable Bookings to 142 million, offset by a decrease in the average booking rate and mix of bookings.
Airline Solutions—Revenue increased $7 million, or 3%, for the three months ended June 30, 2019 compared to the same period in the prior year. The $7 million increase in revenue primarily resulted from:

•	an $11 million increase in AirVision and AirCentre commercial and operations solutions revenue driven by license fee revenue from new implementations recognized upon delivery to the customer; and

•
a $4 million decrease in SabreSonic Passenger Reservation System revenue for the three months ended June 30, 2019 compared to the same period in the prior year. Passengers Boarded decreased by 8% to 180 million for the three months ended June 30, 2019 driven by the demigration of customers of Pakistan International Airlines in September 2018, and Philippine Airlines in March 2019, as well as the impact of Jet Airways' insolvency and the impact of the 737 Max incident on a particular customer.

Hospitality Solutions—Revenue increased $6 million, or 8%, for the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $5 million, or 8%, due to an increase in transaction volumes of 28% to 29 million, which includes the migration of certain brands of Wyndham Hotels over the first half of 2018. The migration of these enterprise hotel brands reduced the average rate of our transaction revenue for the three months ended June 30, 2019 versus the prior comparative period.

Cost of Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$472,338	$443,946	$28,392	6%
Airline Solutions	126,031	120,563	5,468	5%
Hospitality Solutions	57,109	49,660	7,449	15%
Eliminations	(10,321)	(8,446)	(1,875)	(22)%
Total segment cost of revenue	645,157	605,723	39,434	7%
Corporate	11,795	11,362	433	4%
Depreciation and amortization	86,590	85,013	1,577	2%
Amortization of upfront incentive consideration	19,846	19,661	185	1%
Total cost of revenue	$763,388	$721,759	$41,629	6%
Travel Network—Cost of revenue increased $28 million, or 6%, for the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily driven by a $16 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. Additionally, incentive consideration increased $15 million primarily driven by volume growth in North America. The increase was partially offset by a reduction in non-development labor costs of $3 million.
Airline Solutions—Cost of revenue increased $5 million, or 5%, for the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily the result of an $11 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. The increase was partially offset by a reduction in non-development labor costs of $7 million.
Hospitality Solutions—Cost of revenue increased $7 million, or 15%, for the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily driven by increased labor costs of $7 million related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms.
Depreciation and amortization—Depreciation and amortization increased $2 million, or 2%, for the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Selling, general and administrative	$154,705	$123,784	$30,921	25%
Selling, general and administrative expenses increased $31 million, or 25%, for the three months ended June 30, 2019 compared to the same period in the prior year, primarily driven by an increase in labor costs of $11 million, as well as an increase in costs associated with the potential acquisition of Farelogix of $9 million, increased bad debt expense of $7 million, and increased technology costs of $4 million related to strategic investments in cybersecurity and corporate systems.
Other expense, net

	Three Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Other expense, net	$2,479	$7,735	$(5,256)	(68)%
Other expense, net decreased $5 million, or 68%, for the three months ended June 30, 2019 compared to the same period in the prior year, primarily due to a decrease in foreign exchange losses of $2 million, as well as a benefit associated with a reduction to our TRA liability due to the settlement of an audit related to prior years.

Provision for Income Taxes

	Three Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Provision (benefit) for income taxes	$12,145	$75	$12,070	**
** not meaningful
Our effective tax rate for the three months ended June 30, 2019 was 30%, primarily driven by an unfavorable impact related to our geographic mix of taxable income in various jurisdictions and a decrease in net favorable U.S. tax permanent differences. The provision for income taxes for the three months ended June 30, 2018 was a nominal amount, as the income tax expense in that period was offset by a deferred tax benefit recognized in the second quarter of 2018 associated with our decision to elect to utilize NOLs to offset the impacts of the transition tax. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

 Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$1,498,600	$1,440,821	$57,779	4%
Airline Solutions	424,760	411,425	13,335	3%
Hospitality Solutions	146,707	136,442	10,265	8%
Total segment revenue	2,070,067	1,988,688	81,379	4%
Eliminations	(20,700)	(15,943)	(4,757)	(30)%
Total revenue	$2,049,367	$1,972,745	$76,622	4%
Travel Network—Revenue increased $58 million, or 4%, for the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $55 million to $1,412 million. The increase in revenue primarily resulted from a 2% increase in Direct Billable Bookings to 297 million and growth in the average booking fee rate during the six months ended June 30, 2019 due to favorable mix and discrete shift in the distribution pricing structure for specific European carriers.
Airline Solutions—Revenue increased $13 million, or 3%, for the six months ended June 30, 2019 compared to the same period in the prior year. The $13 million increase in revenue primarily resulted from:

•	a $9 million increase in AirVision and AirCentre commercial and operations solutions revenue driven by license fee revenue from new implementations recognized upon delivery to the customer; and

•
a $3 million increase in SabreSonic Passenger Reservation System revenue for the six months ended June 30, 2019 compared to the same period in the prior year. Passengers Boarded decreased by 1% to 367 million for the six months ended June 30, 2019 driven by a decrease due to the demigration of customers Pakistan International Airlines in September 2018, and Philippine Airlines in March 2019, the insolvency of Jet Airways, and the impact of the 737 Max incident on a particular customer, offset by the full implementation of LATAM Airlines Group S.A. Brasil in the second quarter of 2018.

Hospitality Solutions—Revenue increased $10 million, or 8%, for the six months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $9 million, or 7%, due to an increase in transaction volumes of 31% to 52 million, which includes the migration of certain brands of Wyndham Hotels over the first half of 2018. The migration of these enterprise hotel brands reduced the average rate of our transaction revenue for the six months ended June 30, 2019 versus the prior comparative period.

Cost of Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Travel Network	$963,627	$867,066	$96,561	11%
Airline Solutions	260,827	237,402	23,425	10%
Hospitality Solutions	114,230	97,546	16,684	17%
Eliminations	(20,687)	(15,944)	(4,743)	(30)%
Total segment cost of revenue	1,317,997	1,186,070	131,927	11%
Corporate	22,470	20,490	1,980	10%
Depreciation and amortization	171,510	168,939	2,571	2%
Amortization of upfront incentive consideration	38,974	39,117	(143)	—%
Total cost of revenue	$1,550,951	$1,414,616	$136,335	10%

Travel Network—Cost of revenue increased $97 million, or 11%, for the six months ended June 30, 2019 compared to the same period in the prior year, primarily as a result of a $60 million increase in incentive consideration in all regions, and an increase of $7 million in transaction-related costs to support growth in the business. The increase is also driven by a $34 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. The increase is offset by a reduction in non-development labor costs of $4 million.
Airline Solutions—Cost of revenue increased $23 million, or 10%, for the six months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily the result of a $24 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. Transaction-related costs also increased $3 million to support the growth in our business. The increase is offset by a reduction in non-development labor costs of $4 million.
Hospitality Solutions—Cost of revenue increased $17 million, or 17%, for the six months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily driven by increased labor costs of $13 million related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms. Transaction-related costs also increased to support the growth in our business.
Corporate—Cost of revenue associated with corporate costs increased $2 million, or 10%, for the six months ended June 30, 2019 compared to the same period in the prior year. This increase was primarily due to higher labor costs resulting from the shift to open source and cloud-based solutions and increased costs associated with security of our technology platforms.
Depreciation and amortization—Depreciation and amortization increased $3 million, or 2%, for the six months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Selling, general and administrative	$306,096	$253,895	$52,201	21%

Selling, general and administrative expenses increased by $52 million, or 21%, for the six months ended June 30, 2019 compared to the same period in the prior year, primarily driven by an increase in costs associated with the potential acquisition of Farelogix of $21 million, an increase in bad debt expense of $11 million, an increase in labor costs of $11 million, and an increase in technology cost of $9 million related to strategic investments in cybersecurity and corporate systems.

Other expense, net

	Six Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Other expense, net	$4,349	$8,841	$(4,492)	(51)%
Other expense, net decreased $4 million, or 51%, during the six months ended June 30, 2019 compared to the same period in the prior year partially due to a decline in the amortization of actuarial losses associated with our pension plan, as well as a benefit associated with a reduction to our TRA liability due to the settlement of an audit related to prior years.
Provision for Income Taxes

	Six Months Ended June 30,
	2019	2018	Change
	(Amounts in thousands)
Provision for income taxes	$23,988	$36,350	$(12,362)	(34)%
Our effective tax rate for the six months ended June 30, 2019 and 2018 were 22% and 17%, respectively. The increase in the effective tax rate for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a deferred tax benefit recognized in the second quarter of 2018 and the unfavorable impact of our geographic mix of taxable income, partially offset by an increase in net favorable U.S. tax permanent differences. The deferred tax benefit recognized in the second quarter of 2018 was recorded as a result of our decision to elect to utilize our NOLs to offset the impacts of the transition tax imposed by U.S. tax reform. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2019 and December 31, 2018, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$396,848	$509,265
Available balance under the Revolver	388,137	385,335
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	11,863	14,665
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2019 and December 31, 2018.
We do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of June 30, 2019, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2019, and have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, pay taxes, and service our debt and other long-term liabilities. In addition, we have entered into an agreement to purchase Farelogix for $360 million, which will be funded at closing by cash on hand and borrowings under our Revolver. The acquisition agreement contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by November 14, 2019. Each of Sabre and Farelogix has the right to extend this termination date to December 5, 2019 under certain circumstances.
Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to our multi-year $500 million share repurchase program or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months, as well as funding our acquisition of Farelogix. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt including debt offerings to pay down a portion of our outstanding debt. We funded TRA payments of $105 million and $60 million, including interest, during the six months ended June 30, 2019 and 2018, respectively, with cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
As of December 31, 2018, we have utilized substantially all of our U.S. federal NOLs and a portion of our available U.S. federal tax credits.  As a result, we expect a significant increase over prior years in the amount of our cash taxes in 2019 and future years.
Dividends
During the six months ended June 30, 2019, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $77 million. In July 2019, our board of directors declared a cash dividend of $0.14 per share, which will be paid on September 30, 2019 to stockholders of record as of September 20, 2019. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2019. For the six months ended June 30, 2019, we repurchased 3,673,768 shares totaling $78 million pursuant to this share repurchase program.

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
We had no balance outstanding under the Revolver as of June 30, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of June 30, 2019 and December 31, 2018, respectively, which reduced our overall credit capacity under the Revolver.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of June 30, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
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

Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the Pre-IPO Existing Stockholders (as defined in Note 3. Income Taxes, to our consolidated financial statements) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of the Pre-IPO Tax Assets (as defined in Note 3. Income Taxes, to our consolidated financial statements). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $72 million, excluding interest. Primarily due to the enactment of the Tax Cuts and Jobs Act (the "TCJA"), which reduced the U.S. corporate income tax rate, we recorded a total net reduction in the TRA liability of $55 million across the years ended December 31, 2018 and 2017. See “Recent Developments Affecting our Results of Operations” for additional information on the expected effects of the enactment of the TCJA. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $105 million and $60 million in 2019 and 2018, respectively, which included accrued interest of approximately $3 million and $1 million in the same respective periods. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
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
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards and trends and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC Technology ("DXC"), Amazon Web Services, Inc., and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $517 million and $509 million for the six months ended June 30, 2019 and 2018, respectively. These amounts include hosting, third-party software and expensed research and development costs of $466 million and $389 million for the six months ended June 30, 2019 and 2018, respectively, and capitalized software development expenditures of $51 million and $120 million for these respective periods.
Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Amounts in thousands)
Cash provided by operating activities	$257,661	$341,839
Cash used in investing activities	(76,163)	(131,886)
Cash used in financing activities	(292,975)	(201,525)
Cash used in discontinued operations	(1,196)	(3,064)
Effect of exchange rate changes on cash and cash equivalents	256	3,258
(Decrease) increase in cash and cash equivalents	$(112,417)	$8,622
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2019 was $258 million and consisted of net income from continuing operations of $87 million, adjustments for non-cash and other items of $282 million and a decrease in cash from changes in operating assets and liabilities of $112 million. The adjustments for non-cash and other items consist primarily of $208 million of depreciation and amortization, $39 million in amortization of upfront incentive consideration, $34 million stock-based compensation expense, $14 million in allowance for doubtful accounts, offset by $14 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $112 million was primarily the result of a $104 million increase in accounts receivable primarily due to seasonality, $35 million used for upfront incentive consideration, $24 million used for accrued compensation and related benefits, $15 million used for capitalized implementation costs, $4 million increase in other prepaid expenses and other current assets, and a $2 million increase in other assets. These decreases were partially offset by an increase of $57 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, and an increase of $15 million in deferred revenue.

Cash provided by operating activities for the six months ended June 30, 2018 was $342 million and consisted of net income from continuing operations of $183 million, adjustments for non-cash and other items of $336 million and a decrease in cash from changes in operating assets and liabilities of $177 million. The adjustments for non-cash and other items consist primarily of $205 million of depreciation and amortization, $58 million in deferred income taxes, $39 million in amortization of upfront incentive consideration and $26 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $177 million was primarily the result of a $112 million increase in accounts receivable primarily due to seasonality, $43 million used for upfront incentive consideration, $31 million used for accrued compensation and related benefits, $22 million used for capitalized implementation costs, a $17 million increase in other assets and a decrease of $9 million in accounts payable and other accrued liabilities. These decreases were partially offset by the receipt of $29 million from an insurance settlement, $18 million increase in deferred revenue partially driven by upfront solution fees and $10 million from prepaid expenses and other current assets.
Investing Activities
For the six months ended June 30, 2019, we used cash of $76 million in investing activities, including $51 million related to software developed for internal use.
For the six months ended June 30, 2018, we used cash of $132 million on capital expenditures, including $118 million related to software developed for internal use.
Financing Activities
For the six months ended June 30, 2019, we used $293 million for financing activities. Significant highlights of our financing activities include:

•	annual payment on the TRA liability for $101 million, excluding interest;

•	repurchase of 3,673,768 shares of our common stock outstanding totaling $78 million;

•	payment of $77 million in dividends on our common stock;

•	payment of $24 million on our Term Loan A and Term Loan B;

•
net payments of $7 million from the settlement of employee stock-based awards, including $5 million in proceeds from the exercise of employee stock options, net of payments for $12 million in income tax withholdings associated with the settlement of employee stock-based awards.

For the six months ended June 30, 2018, we used $202 million for financing activities. Significant highlights of our financing activities include:

•	payment of $77 million in dividends on our common stock;

•	second annual payment on the TRA liability for $59 million, excluding interest;

•	payment of $24 million on our Term Loan A and Term B and $2 million in debt issuance and modification costs;

•	repurchase of 1,075,255 shares of our common stock outstanding totaling $26 million; and

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
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2019 and year ended December 31, 2018.
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
In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. For example, one of our competitors, Travelport Worldwide Limited, was acquired by private-equity firms in May 2019.  There could be uncertainty resulting from this acquisition, including possible changes to Travelport’s product and service offerings. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we may be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which could affect our financial performance and liquidity.

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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2019 and, accordingly, have not provided deferred taxes on any outside basis differences.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. For example, France has recently enacted a 3% digital services tax ("DST") on qualifying revenues, and other countries are considering implementing a similar tax. As another example, on December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and modifying or repealing many business deductions and credits. We continue to evaluate the potential effects that the DST and the TCJA may have on our operations, cash flows and results of operations. The future impact of the DST and the TCJA, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.

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
For example, we announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver (as defined in Item 1. Financial Statements, Note 4. Debt ) borrowing. The acquisition is subject to customary closing conditions and regulatory approvals. Regulatory reviews are ongoing, including reviews by the DOJ, the U.K. Competitions and Market Authority and the Canadian Competition Bureau. Sabre and Farelogix may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the acquisition of Farelogix may not close in the anticipated time frame, if at all. The acquisition agreement contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by November 14, 2019. Each of Sabre and Farelogix has the right to extend this termination date to December 5, 2019 under certain circumstances.
Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the acquisition, including the inability to achieve anticipated business or financial results, cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any of these acquisitions, we may need to raise external funds through the sale of equity or the issuance of debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock. See "—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness."
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10. Contingencies, to our consolidated financial statements. For example, the court has entered a judgment against us as a result of the jury verdict we received in the antitrust litigation with US Airways, and we have appealed this judgment. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the EC has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.

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
Our consolidated balance sheet at June 30, 2019 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of June 30, 2019, we had $3.4 billion of indebtedness outstanding in addition to $388 million of availability under our Revolver, after taking into account the availability reduction of $12 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
As of June 30, 2019, we had outstanding approximately $2,359 million of variable debt that is indexed to LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 5. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.

We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the six months ended June 30, 2019, foreign currency operations included $134 million of revenue and $294 million of operating expenses, representing approximately 7% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 8% of our operating expenses for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information for common shares repurchased during the second quarter of 2019:

Period 2019	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	966,328	$21.82	966,328	$311,391,423
May 1 to May 31	1,056,290	20.01	1,056,290	290,259,438
June 1 to June 30	159,629	20.53	159,629	286,981,875
Total	2,182,247		2,182,247
________________________

(1)	Represents shares repurchased in open market transactions pursuant to the Share Repurchase Program.

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
3.44
Fourth Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

3.55
Fifth Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.73+
Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.74+
Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.75+*	Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.76+*	Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.77+*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
+ Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	August 1, 2019	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)