Form 10-Q
period 2019-09-30
Sabre Corp
filed 2019-10-31
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 25, 2019, 273,886,152 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$984,199	$970,283	$3,033,566	$2,943,028
Cost of revenue	750,821	703,368	2,301,772	2,117,984
Selling, general and administrative	119,918	130,152	426,014	384,047
Operating income	113,460	136,763	305,780	440,997
Other income (expense):
Interest expense, net	(39,743)	(39,291)	(117,364)	(116,809)
Loss on extinguishment of debt	—	—	—	(633)
Joint venture equity income	1,027	333	1,973	2,455
Other, net	(1,769)	(1,905)	(6,118)	(10,746)
Total other expense, net	(40,485)	(40,863)	(121,509)	(125,733)
Income from continuing operations before income taxes	72,975	95,900	184,271	315,264
Provision for income taxes	7,795	25,021	31,783	61,371
Income from continuing operations	65,180	70,879	152,488	253,893
(Loss) Income from discontinued operations, net of tax	(596)	3,664	(698)	3,217
Net income	64,584	74,543	151,790	257,110
Net income attributable to noncontrolling interests	771	1,538	3,289	3,979
Net income attributable to common stockholders	$63,813	$73,005	$148,501	$253,131

Basic net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.24	$0.25	$0.54	$0.91
(Loss) Income from discontinued operations	—	0.01	—	0.01
Net income per common share	$0.24	$0.26	$0.54	$0.92
Diluted net income (loss) per share attributable to common stockholders:
Income from continuing operations	$0.23	$0.25	$0.54	$0.90
(Loss) Income from discontinued operations	—	0.01	—	0.01
Net income per common share	$0.23	$0.26	$0.54	$0.91
Weighted-average common shares outstanding:
Basic	273,763	275,175	274,524	275,205
Diluted	276,235	277,528	276,474	276,819

Dividends per common share	$0.14	$0.14	$0.42	$0.42
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$64,584	$74,543	$151,790	$257,110
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	(4,344)	(728)	(5,432)	(4,052)
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $80, $80, $241 and $240	(278)	(278)	(834)	(865)
Amortization of actuarial losses, net of taxes of $(329), $(406), $(1,035) and $(1,212)	1,713	1,516	4,157	4,311
Net change in retirement-related benefit plans, net of tax	1,435	1,238	3,323	3,446
Derivatives and securities:
Unrealized (losses) gains, net of taxes of $1,633, $(442), $5,875 and $(1,351)	(6,356)	1,436	(20,939)	3,621
Reclassification adjustment for realized gains, net of taxes of $(267), $(661), $(907) and $(441)	1,034	2,406	3,544	727
Net change in derivatives and securities, net of tax	(5,322)	3,842	(17,395)	4,348
Share of other comprehensive income (loss) of joint venture	21	(374)	(398)	(105)
Other comprehensive (loss) income	(8,210)	3,978	(19,902)	3,637
Comprehensive income	56,374	78,521	131,888	260,747
Less: Comprehensive income attributable to noncontrolling interests	(771)	(1,538)	(3,289)	(3,979)
Comprehensive income attributable to Sabre Corporation	$55,603	$76,983	$128,599	$256,768

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$473,428	$509,265
Accounts receivable, net	581,477	508,122
Prepaid expenses and other current assets	141,043	170,243
Total current assets	1,195,948	1,187,630
Property and equipment, net of accumulated depreciation of $1,743,531 and $1,524,795	658,105	790,372
Investments in joint ventures	27,993	27,769
Goodwill	2,549,004	2,552,369
Acquired customer relationships, net of accumulated amortization of $728,772 and $709,824	303,220	323,731
Other intangible assets, net of accumulated amortization of $664,043 and $634,995	260,469	289,517
Deferred income taxes	26,900	24,322
Other assets, net	699,095	610,671
Total assets	$5,720,734	$5,806,381

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$194,883	$165,227
Accrued compensation and related benefits	83,078	112,866
Accrued subscriber incentives	333,673	301,530
Deferred revenues	93,197	80,902
Other accrued liabilities	204,604	185,178
Current portion of debt	82,167	68,435
Tax Receivable Agreement	71,666	104,257
Total current liabilities	1,063,268	1,018,395
Deferred income taxes	97,634	135,753
Other noncurrent liabilities	323,517	340,495
Long-term debt	3,280,204	3,337,467
Commitments and contingencies (Note 10)
Stockholders’ equity
Common Stock: $0.01 par value; 450,000 authorized shares; 294,426 and 291,664 shares issued, 273,851 and 275,352 shares outstanding at September 30, 2019 and December 31, 2018, respectively	2,944	2,917
Additional paid-in capital	2,301,486	2,243,419
Treasury Stock, at cost, 20,575 and 16,312 shares at September 30, 2019 and December 31, 2018, respectively	(468,366)	(377,980)
Retained deficit	(735,250)	(768,566)
Accumulated other comprehensive loss	(152,626)	(132,724)
Noncontrolling interest	7,923	7,205
Total stockholders’ equity	956,111	974,271
Total liabilities and stockholders’ equity	$5,720,734	$5,806,381

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$151,790	$257,110
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	311,905	307,551
Amortization of upfront incentive consideration	59,825	57,324
Stock-based compensation expense	51,083	41,445
Deferred income taxes	(26,622)	74,263
Allowance for doubtful accounts	16,746	7,433
Amortization of debt issuance costs	2,979	2,988
Joint venture equity income	(1,973)	(2,455)
Dividends received from joint venture investments	1,352	1,193
Loss (income) from discontinued operations	698	(3,217)
Loss on extinguishment of debt	—	633
Debt modification costs	—	1,558
Other	(699)	5,146
Changes in operating assets and liabilities:
Accounts and other receivables	(66,875)	(114,043)
Prepaid expenses and other current assets	(9,191)	3,417
Capitalized implementation costs	(20,297)	(29,781)
Upfront incentive consideration	(64,979)	(67,697)
Other assets	12,768	(18,989)
Accrued compensation and related benefits	(25,873)	(31,308)
Accounts payable and other accrued liabilities	34,888	234
Deferred revenue including upfront solution fees	(3,160)	43,388
Cash provided by operating activities	424,365	536,193
Investing Activities
Additions to property and equipment	(92,124)	(205,664)
Other investing activities	(16,358)	—
Cash used in investing activities	(108,482)	(205,664)
Financing Activities
Cash dividends paid to common stockholders	(115,185)	(115,557)
Payments on Tax Receivable Agreement	(101,482)	(58,908)
Payments on borrowings from lenders	(87,608)	(35,483)
Repurchase of common stock	(77,636)	(26,281)
Proceeds of borrowings from lenders	45,000	—
Net (payments) receipts on the settlement of equity-based awards	(5,738)	2,758
Debt issuance and modification costs	—	(1,567)
Other financing activities	(8,775)	(17,371)
Cash used in financing activities	(351,424)	(252,409)
Cash Flows from Discontinued Operations
Cash (used in) provided by operating activities	(2,243)	633
Cash (used in) provided by discontinued operations	(2,243)	633
Effect of exchange rate changes on cash and cash equivalents	1,947	4,187
(Decrease) increase in cash and cash equivalents	(35,837)	82,940
Cash and cash equivalents at beginning of period	509,265	361,381
Cash and cash equivalents at end of period	$473,428	$444,321
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	56,850	(4,528)	894	53,216
Common stock dividends(1)	—	—	—	—	—	(38,594)	—	—	(38,594)
Repurchase of common stock	—	—	—	1,491,521	(32,146)	—	—	—	(32,146)
Settlement of stock-based awards	2,245,107	22	3,311	477,357	(10,175)	—	—	—	(6,842)
Stock-based compensation expense	—	—	15,694	—	—	—	—	—	15,694
Balance at March 31, 2019	293,909,061	$2,939	$2,262,424	18,280,416	$(420,301)	$(750,310)	$(137,252)	$8,099	$965,599
Comprehensive income	—	—	—	—	—	27,838	(7,164)	1,606	22,280
Common stock dividends(1)	—	—	—	—	—	(38,281)	—	—	(38,281)
Repurchase of common stock	—	—	—	2,182,247	(45,490)	—	—	—	(45,490)
Settlement of stock-based awards	250,503	3	1,276	65,149	(1,441)	—	—	—	(162)
Stock-based compensation expense	—	—	18,295	—	—	—	—	—	18,295
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,553)	(2,553)
Balance at June 30, 2019	294,159,564	$2,942	$2,281,995	20,527,812	$(467,232)	$(760,753)	$(144,416)	$7,152	$919,688
Comprehensive income	—	—	—	—	—	63,813	(8,210)	771	56,374
Common stock dividends(1)	—	—	—	—	—	(38,310)	—	—	(38,310)
Settlement of stock-based awards	266,676	2	2,397	47,815	(1,134)	—	—	—	1,265
Stock-based compensation expense	—	—	17,094	—	—	—	—	—	17,094
Balance at September 30, 2019	294,426,240	$2,944	$2,301,486	20,575,627	$(468,366)	$(735,250)	$(152,626)	$7,923	$956,111

(1) A quarterly cash dividend of $0.14 per share on our common stock.

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	289,137,901	$2,891	$2,174,187	14,795,726	$(341,846)	$(1,053,446)	$(88,484)	$5,198	$698,500
Comprehensive income	—	—	—	—	—	87,880	9,886	1,377	99,143
Common stock dividends(1)	—	—	—	—	—	(38,560)	—	—	(38,560)
Settlement of stock-based awards	1,774,147	18	3,609	384,599	(8,471)	—	—	—	(4,844)
Stock-based compensation expense	—	—	12,605	—	—	—	—	—	12,605
Adoption of New Accounting Standards	—	—	—	—	—	79,153	—	—	79,153
Balance at March 31, 2018	290,912,048	$2,909	$2,190,401	15,180,325	$(350,317)	$(924,973)	$(78,598)	$6,575	$845,997
Comprehensive income	—	—	—	—	—	92,245	(32,527)	1,104	60,822
Common stock dividends(1)	—	—	—	—	—	(38,494)	—	—	(38,494)
Repurchase of common stock	—	—	—	1,075,255	(26,281)	—	—	—	(26,281)
Settlement of stock-based awards	484,468	5	6,824	16,021	(402)	—	—	—	6,427
Stock-based compensation expense	—	—	13,595	—	—	—	—	—	13,595
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,815)	(2,815)
Adoption of New Accounting Standards	—	—	—	—	—	22,274	—	—	22,274
Balance at June 30, 2018	291,396,516	$2,914	$2,210,820	16,271,601	$(377,000)	$(848,948)	$(111,125)	$4,864	$881,525
Comprehensive income	—	—	—	—	—	73,004	3,979	1,406	78,389
Common stock dividends(1)	—	—	—	—	—	(38,502)	—	—	(38,502)
Settlement of stock-based awards	182,430	2	1,616	13,147	(341)	—	—	—	1,277
Stock-based compensation expense	—	—	15,246	—	—	—	—	—	15,246
Balance at September 30, 2018	291,578,946	$2,916	$2,227,682	16,284,748	$(377,341)	$(814,446)	$(107,146)	$6,270	$937,935

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
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
Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2019, we repurchased 3,673,768 shares totaling $78 million pursuant to the Share Repurchase Program. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2019.

Adoption of New Accounting Standards
In July 2019, the Financial Accounting Standards Board ("FASB") issued updated guidance that clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating certain redundancies and allowing for easier application of the codification. This standard is effective upon issuance and did not have a material impact on our consolidated financial statements.
In October 2018, the FASB issued updated guidance that permits use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the Direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. We adopted this standard in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.
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
Recent Accounting Pronouncements
In October 2018, the FASB issued updated guidance that eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest and instead requires entities to consider these indirect interests on a proportional basis. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard will have a material impact to our consolidated financial statements.
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
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, allowances for losses will now be required rather than reducing the instruments carrying value. This standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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
The following table presents our assets and liabilities with customers as of September 30, 2019 and December 31, 2018 (in thousands):

Account	Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$108,370	$79,268
Trade and unbilled receivables, net	Accounts receivable, net	577,023	501,467
Long-term trade unbilled receivables, net	Other assets, net	49,810	50,467
Contract liabilities	Deferred revenues / other noncurrent liabilities	179,237	165,858
________________________________
(1) Includes contract assets of $4 million at each of September 30, 2019 and December 31, 2018.
During the nine months ended September 30, 2019, we recognized revenue of approximately $44 million from contract liabilities that existed as of January 1, 2019. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies in our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Air	$572,774	$566,887	$1,797,676	$1,747,518
Lodging, Ground and Sea	94,937	88,467	282,193	264,498
Other	43,292	44,842	129,734	129,001
Total Travel Network	711,003	700,196	2,209,603	2,141,017
SabreSonic Passenger Reservation System	129,784	127,298	383,248	377,476
Commercial and Operations Solutions	77,851	81,253	245,639	239,813
Other	393	837	3,901	3,524
Total Airline Solutions	208,028	209,388	632,788	620,813
SynXis Software and Services	65,962	62,036	194,974	182,251
Other	8,856	7,875	26,551	24,102
Total Hospitality Solutions	74,818	69,911	221,525	206,353
Eliminations	(9,650)	(9,212)	(30,350)	(25,155)
Total Sabre Revenue	$984,199	$970,283	$3,033,566	$2,943,028

We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.

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
3. Income Taxes
Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 17% and 19%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in net favorable U.S. tax permanent differences and a net tax benefit from income tax audits concluded during the period, partially offset by a deferred tax benefit recognized in the second quarter of 2018 and an unfavorable impact from our geographic mix of taxable income. The deferred tax benefit recognized in the second quarter of 2018 was recorded as a result of our decision to elect to utilize our net operating loss carryforwards (“NOLs”) to offset the impacts of the transition tax imposed by U.S. tax reform. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. In the three and nine months ended September 30, 2019, our tax reserves decreased by an immaterial amount and by $19 million, respectively, due to income tax audits concluded across our jurisdictions. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $50 million and $69 million as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019 and December 31, 2018, the current portion of our TRA liability totaled $72 million and $104 million, respectively. As of September 30, 2019 and December 31, 2018, $1 million and $73 million, respectively, are included in other noncurrent liabilities in our consolidated balance sheets. We expect a majority of the future payments under the TRA to be made by January 2020. We made payments of $105 million and $60 million for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018, respectively, which included accrued interest of approximately $3 million and $1 million in the same respective periods. Payments under the TRA are not conditioned upon the parties’ continuing ownership of the company. Changes in the utility of the Pre-IPO Tax Assets will impact the amount of the liability recorded in respect of the TRA. Changes in the utility of these Pre-IPO Tax Assets are recorded in income tax expense and any changes in the obligation under the TRA are recorded in other expense.
4. Debt
As of September 30, 2019 and December 31, 2018, our outstanding debt included in our consolidated balance sheets totaled $3,362 million and $3,406 million, respectively, which are net of debt issuance costs of $15 million and $18 million, respectively, and unamortized discounts of $6 million and $7 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2019 and December 31, 2018 (in thousands):

	Rate	Maturity	September 30, 2019	December 31, 2018
Senior secured credit facilities:
Term Loan A	L + 2.25%	July 2022	$498,750	$527,250
Term Loan B	L + 2.00%	February 2024	1,848,129	1,862,237
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Finance lease obligations			7,262	12,368
Face value of total debt outstanding			3,384,141	3,431,855
Less current portion of debt outstanding			(82,167)	(68,435)
Face value of long-term debt outstanding			$3,301,974	$3,363,420

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

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of September 30, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We had no balance outstanding under the Revolver as of September 30, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of September 30, 2019 and December 31, 2018, respectively, which reduced our overall credit capacity under the Revolver.
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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until September 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, we estimate that $5 million in losses will be reclassified from OCI to earnings over the next 12 months.

As of September 30, 2019 and December 31, 2018, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	243,500	63,679	0.2615
Indian Rupee	US Dollar	3,195,000	44,106	0.0139
Singapore Dollar	US Dollar	56,400	41,405	0.7341
British Pound Sterling	US Dollar	13,100	17,064	1.3026
Australian Dollar	US Dollar	19,000	13,312	0.7006
Swedish Krona	US Dollar	46,100	5,031	0.1081

Outstanding Notional Amounts as of December 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	232,500	64,281	0.2765
Singapore Dollar	US Dollar	59,800	44,504	0.7442
British Pound Sterling	US Dollar	19,600	26,525	1.3533
Indian Rupee	US Dollar	2,880,000	39,956	0.0139
Australian Dollar	US Dollar	23,950	17,674	0.7379
Swedish Krona	US Dollar	48,250	5,678	0.1177
Brazilian Real	US Dollar	14,300	3,753	0.2615

Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2019 and 2018 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$750 million	1 month LIBOR(2)	1.65%	December 29, 2017	December 31, 2018
$1,350 million	1 month LIBOR(2)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021

Not Designated as Hedging Instrument(1)
$750 million	1 month LIBOR(3)	2.61%	December 29, 2017	December 31, 2018
$750 million	1.67%	1 month LIBOR	December 29, 2017	December 31, 2018
______________________

(1)	Subject to a 1% floor.

(2)	Subject to a 0% floor.

(3)	As of February 22, 2017.

As a result of the 2017 Term Facility Amendment in the first quarter of 2017, we discontinued hedge accounting for our existing swap agreements as of February 22, 2017. Accumulated losses of $14 million in other comprehensive income as of the date hedge accounting was discontinued is amortized into interest expense through the maturity date of the respective swap agreements, and interest rate swap payments made are recorded in Other, net in the consolidated statement of operations. Losses reclassified from other comprehensive income to interest expense related to the derivatives that no longer qualified for hedge accounting were $2 million and $6 million for the three and nine months ended September 30, 2018, respectively, and were fully amortized as of December 31, 2018. We also entered into new interest rate swaps with offsetting terms that are not designated as hedging instruments. Adjustments to the fair value of interest rate swaps not designated as hedging instruments did not have a material impact to our consolidated results of operations for the three and nine months ended September 30, 2018. We had no undesignated derivatives as of September 30, 2019.
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
The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Foreign exchange contracts	Other accrued liabilities	$(4,507)	$(4,285)
Interest rate swaps	Prepaid expenses and other current assets	—	3,674
Interest rate swaps	Other assets, net	—	295
Interest rate swaps	Other accrued liabilities	(6,962)	—
Interest rate swaps	Other noncurrent liabilities	(11,141)	—
		$(22,610)	$(316)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,

Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign exchange contracts	$(5,072)	$(1,606)	$(4,761)	$(7,897)
Interest rate swaps	(1,284)	3,042	(16,178)	12,018
Total	$(6,356)	$1,436	$(20,939)	$4,121

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,

		2019	2018	2019	2018
Foreign exchange contracts	Cost of revenue	$981	$1,558	$4,547	$(2,769)
Interest rate swaps	Interest expense, net	53	848	(1,003)	3,496
Total		$1,034	$2,406	$3,544	$727

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2019	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,507)	$—	$(4,507)	$—
Interest rate swap contracts	(18,103)	—	(18,103)	—
Total	$(22,610)	$—	$(22,610)	$—

		Fair Value at Reporting Date Using
	December 31, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,285)	$—	$(4,285)	$—
Interest rate swap contracts	3,969	—	3,969	—
Total	$(316)	$—	$(316)	$—

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2019.
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

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Term Loan A	$499,997	$520,000	$497,431	$525,514
Term Loan B	1,857,350	1,798,233	1,843,175	1,856,496
Revolver, $400 million	—	—	—	—
5.375% Senior secured notes due 2023	542,876	529,799	530,000	530,000
5.25% Senior secured notes due 2023	514,045	495,248	500,000	500,000

______________________________
(1) Excludes net unamortized debt issuance costs.

7. Accumulated Other Comprehensive Income (Loss)
As of September 30, 2019 and December 31, 2018, the components of accumulated other comprehensive income (loss), net of related deferred income taxes, are as follows (in thousands):

	September 30, 2019	December 31, 2018
Defined benefit pension and other post-retirement benefit plans	$(136,106)	$(139,430)
Unrealized foreign currency translation gain	1,371	7,201
Unrealized loss on foreign currency forward contracts and interest rate swaps	(17,891)	(495)
Total accumulated other comprehensive loss, net of tax	$(152,626)	$(132,724)

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
8. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$65,180	$70,879	$152,488	$253,893
Less: Net income attributable to noncontrolling interests	771	1,538	3,289	3,979
Net income from continuing operations available to common stockholders, basic and diluted	$64,409	$69,341	$149,199	$249,914
Denominator:
Basic weighted-average common shares outstanding	273,763	275,175	274,524	275,205
Add: Dilutive effect of stock options and restricted stock awards	2,472	2,353	1,950	1,614
Diluted weighted-average common shares outstanding	276,235	277,528	276,474	276,819
Earnings per share from continuing operations:
Basic	$0.24	$0.25	$0.54	$0.91
Diluted	$0.23	$0.25	$0.54	$0.90

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 3 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2019. The calculation of diluted weighted-average shares excludes the impact of 2 million and 3 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2018, respectively.

9. Leases
In the first quarter of 2019, we adopted Accounting Standards Codification ("ASC") 842, Leases, which replaced the previous accounting standard, ASC 840. The new lease standard is a right-of-use model, requiring most lessee agreements to be recorded on the balance sheet. The intent of the standard is to provide greater transparency about lessee obligations and activities. The primary impact to our financial statements is that most operating leases are recorded on our consolidated balance sheet and enhanced disclosures are required for both operating and finance leases. As permitted by ASC 842, our accounting policy is to evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet.
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
The following table presents the components of lease expense (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,698	$18,585
Finance lease cost:
Amortization of right-of-use assets	$1,785	$5,356
Interest on lease liabilities	102	367
Total finance lease cost	$1,887	$5,723

The following table presents supplemental cash flow information related to leases (in thousands):

Nine Months Ended September 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$19,652
Operating cash flows used in finance leases	367
Financing cash flows used in finance leases	5,106
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,712
Finance leases	—

The following table presents supplemental balance sheet information related to leases (in thousands):

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$62,132
Other accrued liabilities	22,866
Other noncurrent liabilities	45,286
Total operating lease liabilities	$68,152
Finance Leases
Property and equipment	$34,952
Accumulated depreciation	(25,446)
Property and equipment, net	$9,506
Other accrued liabilities	$6,357
Other noncurrent liabilities	905
Total finance lease liabilities	$7,262
The following table presents other supplemental information related to leases:

September 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.8
Finance leases	1.1
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	4.8%

Our leases have remaining minimum terms that range between one and nine years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019	$7,064	$1,856
2020	20,973	5,610
2021	15,256	—
2022	11,192	—
2023	8,002	—
Thereafter	17,696	—
Total	80,183	7,466
Imputed Interest	(12,031)	(204)
Total	$68,152	$7,262

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
Based on the jury’s verdict, in March 2017 the court entered final judgment in favor of US Airways in the amount of $15 million, which is three times the jury’s award of $5 million as required by the Sherman Act. As a result of the jury's verdict, US Airways was also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, the amount of which we strongly dispute. In January 2018, the court denied US Airways' motion seeking attorneys' fees and costs, without prejudice.
In the fourth quarter of 2016, we accrued a loss of $32 million, which represented the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs.
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
In September 2019, the Second Circuit issued its Order and Opinion. The Second Circuit vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remains intact. The lawsuit has been remanded to federal court in the Southern District of New York for further proceedings. Currently, no trial date has been set.
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of September 30, 2019.
We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached upon remand, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Department of Justice Lawsuit on Farelogix Acquisition
On August 20, 2019, the U.S. Department of Justice (“DOJ”) filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc. ("Farelogix"), alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. Sabre disputes the government allegations and believes the acquisition is pro-competition and ultimately will be completed. Trial will commence on January 27, 2020. Sabre and Farelogix have extended the termination date of their acquisition agreement to April 30, 2020, allowing time to resolve the challenge by the DOJ. In addition, the U.K. Competitions and Market Authority ("CMA") has referred its review of the acquisition for a Phase 2 investigation. Under the acquisition agreement, as amended, we have agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $16 million for the nine months ended September 30, 2019. These advances will be applied against the purchase price upon closing. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020. If a termination were to occur, we could be obligated to pay Farelogix up to an additional $30 million, either in the form of additional advances or in the form of a termination fee depending on the circumstances.

Lawsuit on Antitrust Claims
In July 2015, a putative class action lawsuit was filed against us and two other GDSs, in the United States District Court for the Southern District of New York. The plaintiffs, who sought to assert claims on behalf of a putative class of consumers in various states, generally alleged that the GDSs conspired to negotiate for full content from the airlines, resulting in higher ticket prices for consumers, in violation of various federal and state laws. The plaintiffs sought an unspecified amount of damages in connection with their state law claims, and they requested injunctive relief in connection with their federal claim. In July 2016, the court granted, in part, our motion to dismiss the lawsuit, finding that plaintiffs’ state law claims were preempted by federal law, thereby precluding their claims for damages. The court declined to dismiss plaintiffs’ claim seeking an injunction under federal antitrust law. In October 2018, the court denied the plaintiffs’ motion for class certification with prejudice. We subsequently settled with each of the individual plaintiffs for a nominal amount, and on September 26, 2019, the court dismissed the remaining claims in the case with prejudice.
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
Department of Justice Investigation
On May 19, 2011, we received a civil investigative demand (“CID”) from the DOJ investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter for several years; however, we have not been notified that this matter is closed.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of September 30, 2019. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income-based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. As of September 30, 2019, we have approximately $21 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2019, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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
We define Adjusted Gross Profit as operating income adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, amortization of upfront incentive compensation, and stock-based compensation included in cost of revenue.
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, acquisition-related amortization, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted EBITDA as income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation and provision for income taxes.

Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Travel Network	$711,003	$700,196	$2,209,603	$2,141,017
Airline Solutions	208,028	209,388	632,788	620,813
Hospitality Solutions	74,818	69,911	221,525	206,353
Eliminations	(9,650)	(9,212)	(30,350)	(25,155)
Total revenue	$984,199	$970,283	$3,033,566	$2,943,028
Adjusted Gross Profit (Loss) (a)
Travel Network	$248,999	$268,604	$783,972	$842,359
Airline Solutions	83,203	90,428	247,135	264,450
Hospitality Solutions	17,151	23,069	49,628	61,965
Corporate	(2,935)	(4,315)	(10,789)	(12,732)
Total	$346,418	$377,786	$1,069,946	$1,156,042
Adjusted Operating Income (Loss) (b)
Travel Network	$158,938	$182,533	$511,907	$590,380
Airline Solutions	24,644	28,505	62,728	82,030
Hospitality Solutions	(4,008)	5,826	(15,471)	9,927
Corporate	(46,500)	(42,891)	(143,375)	(138,782)
Total	$133,074	$173,973	$415,789	$543,555
Adjusted EBITDA(c)
Travel Network	$210,306	$229,983	$663,525	$735,669
Airline Solutions	66,945	74,094	191,284	217,629
Hospitality Solutions	9,618	16,116	24,497	38,830
Total segments	286,869	320,193	879,306	992,128
Corporate	(45,305)	(41,688)	(139,758)	(135,283)
Total	$241,564	$278,505	$739,548	$856,845
Depreciation and amortization
Travel Network	$30,517	$29,243	$91,793	$87,965
Airline Solutions	42,301	45,589	128,556	135,599
Hospitality Solutions	13,626	10,290	39,968	28,903
Total segments	86,444	85,122	260,317	252,467
Corporate	17,171	17,610	51,588	55,084
Total	$103,615	$102,732	$311,905	$307,551
Capital Expenditures
Travel Network	$3,215	$16,963	$13,078	$45,002
Airline Solutions	7,919	25,315	31,505	72,485
Hospitality Solutions	2,275	9,291	7,669	27,629
Total segments	13,409	51,569	52,252	145,116
Corporate	11,519	22,209	39,872	60,548
Total	$24,928	$73,778	$92,124	$205,664
______________________________

(a)	The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted Gross Profit	$346,418	$377,786	$1,069,946	$1,156,042
Less adjustments:
Selling, general and administrative	119,918	130,152	426,014	384,047
Cost of revenue adjustments:
Depreciation and amortization(1)	85,262	85,552	256,775	254,490
Amortization of upfront incentive consideration(2)	20,851	18,207	59,825	57,324
Stock-based compensation	6,927	7,112	21,552	19,184
Operating income	$113,460	$136,763	$305,780	$440,997

(b)	The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted Operating Income	$133,074	$173,973	$415,789	$543,555
Less adjustments:
Joint venture equity income	1,027	333	1,973	2,455
Acquisition-related amortization(1c)	15,976	16,407	47,971	51,585
Acquisition-related costs(5)	9,696	—	30,337	—
Litigation costs, net(4)	(24,179)	5,225	(21,355)	7,073
Stock-based compensation	17,094	15,245	51,083	41,445
Operating income	$113,460	$136,763	$305,780	$440,997

(c)	The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$241,564	$278,505	$739,548	$856,845
Less adjustments:
Depreciation and amortization of property and equipment(1a)	78,060	76,226	232,617	225,649
Amortization of capitalized implementation costs(1b)	9,579	10,099	31,317	30,317
Acquisition-related amortization(1c)	15,976	16,407	47,971	51,585
Amortization of upfront incentive consideration(2)	20,851	18,207	59,825	57,324
Interest expense, net	39,743	39,291	117,364	116,809
Loss on extinguishment of debt	—	—	—	633
Other, net(3)	1,769	1,905	6,118	10,746
Acquisition-related costs (5)	9,696	—	30,337	—
Litigation costs, net(4)	(24,179)	5,225	(21,355)	7,073
Stock-based compensation	17,094	15,245	51,083	41,445
Provision for income taxes	7,795	25,021	31,783	61,371
Income from continuing operations	$65,180	$70,879	$152,488	$253,893
______________________________________________________

(1)	Depreciation and amortization expenses:

a.	Depreciation and amortization of property and equipment includes software developed for internal use.

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

(4)
Litigation costs, net represent charges associated with antitrust litigation and for the three months ended September 30, 2019 include the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 10. Contingencies, to our consolidated financial statements.

(5)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix.

12. Subsequent Events
On October 15, 2019, we acquired all of the outstanding stock and ownership interests of Radixx Solutions International, Inc. ("Radixx"), a recognized innovator in the low-cost carrier technology space. The acquisition adds to our portfolio within Airline Solutions and extends our retailing, distribution and fulfillment capabilities to low-cost carriers. The purchase price was $110 million, including payments to Radixx debtholders and excluding the effects of net working capital adjustments subject to finalization. The acquisition was funded with cash on hand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook,” “trend,” “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 15, 2019. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline Solutions and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our Software-as-a-Service ("SaaS") and hosted systems, as well as upfront fees and professional service fees. Items that are not allocated to our business segments are identified as corporate and primarily include stock-based compensation expense, litigation costs, corporate headcount-related costs and other items that are not identifiable with either one of our segments.
Recent Developments Affecting our Results of Operations
In 2019, we expect to substantially complete our transition to utilize the agile development methodology. This method is characterized by a more dynamic development process with iterative activities that involve planning, designing, coding and testing. The agile approach results in more frequent and incremental revisions to software and releases with shorter development cycles that may be less likely to meet the criteria for capitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, our resources continue to focus on re-platforming efforts to open source and cloud-based solutions. As expected, these continued investments have reduced our capitalization of certain costs, with a corresponding increase in technology operating expenses.
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd. ("Jet Airways"), suspended flight operations and is now in insolvency proceedings. Our revenues have been negatively impacted for the nine months ended September 30, 2019, which will continue. This insolvency, coupled with the macroeconomic and geopolitical environment and channel shift related to certain European carriers, has negatively impacted our revenue growth and contributed to reduced growth rates in the GDS industry, including during the third quarter of 2019. We expect this trend to persist into 2020. We expect a near-term impact on our revenue from the effects of the 737 MAX incident on one particular carrier. Finally, for Airline Solutions, Pakistan International Airlines Corporation, Bangkok Airways Public Company Limited, and Philippine Airlines, Inc. (the "Transitioned Customers"), previously made decisions in 2018 to transition from our services, which will dilute our growth rates on a year-over-year basis. Pakistan International Airlines, Philippine Airlines, and Bangkok Airways Public Company Limited transitioned in September 2018, March 2019, and August 2019, respectively.

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
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS as well as the sale of aggregated bookings data to carriers. Airline Solutions and Hospitality Solutions primarily generate revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Airline Solutions also generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Travel Network
Direct Billable Bookings - Air	123,586	123,233	0.3%	386,752	380,748	1.6%
Direct Billable Bookings - LGS	17,327	16,618	4.3%	51,223	50,752	0.9%
Total Direct Billable Bookings	140,913	139,851	0.8%	437,975	431,500	1.5%
Airline Solutions Passengers Boarded	187,373	198,063	(5.4)%	553,936	568,405	(2.5)%
Hospitality Solutions Central Reservation System Transactions	30,462	26,701	14.1%	82,376	66,219	24.4%
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
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, acquisition-related amortization, acquisition-related costs, litigation costs, net and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation and tax impact of net income adjustments.
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

Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$63,813	$73,005	$148,501	$253,131
Loss (Income) from discontinued operations, net of tax	596	(3,664)	698	(3,217)
Net income attributable to noncontrolling interests(1)	771	1,538	3,289	3,979
Income from continuing operations	65,180	70,879	152,488	253,893
Adjustments:
Acquisition-related amortization(2a)	15,976	16,407	47,971	51,585
Loss on extinguishment of debt	—	—	—	633
Other, net(4)	1,769	1,905	6,118	10,746
Acquisition-related costs(6)	9,696	—	30,337	—
Litigation costs, net(5)	(24,179)	5,225	(21,355)	7,073
Stock-based compensation	17,094	15,245	51,083	41,445
Tax impact of net income adjustments(7)	(11,971)	(689)	(31,424)	(32,850)
Adjusted Net Income from continuing operations	$73,565	$108,972	$235,218	$332,525
Adjusted Net Income from continuing operations per share	$0.27	$0.39	$0.85	$1.20
Diluted weighted-average common shares outstanding	276,235	277,528	276,474	276,819

Adjusted Net Income from continuing operations	$73,565	$108,972	$235,218	$332,525
Adjustments:
Depreciation and amortization of property and equipment(2b)	78,060	76,226	232,617	225,649
Amortization of capitalized implementation costs(2c)	9,579	10,099	31,317	30,317
Amortization of upfront incentive consideration(3)	20,851	18,207	59,825	57,324
Interest expense, net	39,743	39,291	117,364	116,809
Remaining provision for income taxes	19,766	25,710	63,207	94,221
Adjusted EBITDA	$241,564	$278,505	$739,548	$856,845
Less:
Depreciation and amortization(2)	103,615	102,732	311,905	307,551
Amortization of upfront incentive consideration(3)	20,851	18,207	59,825	57,324
Acquisition-related amortization(2a)	(15,976)	(16,407)	(47,971)	(51,585)
Adjusted Operating Income	$133,074	$173,973	$415,789	$543,555

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Three Months Ended September 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$157,911	$24,644	$(4,008)	$(65,087)	$113,460
Add back:
Selling, general and administrative	43,037	18,747	8,872	49,262	119,918
Cost of revenue adjustments:
Depreciation and amortization(2)	27,200	39,812	12,287	5,963	85,262
Amortization of upfront incentive consideration(3)	20,851	—	—	—	20,851
Stock-based compensation	—	—	—	6,927	6,927
Adjusted Gross Profit	248,999	83,203	17,151	(2,935)	346,418
Selling, general and administrative	(43,037)	(18,747)	(8,872)	(49,262)	(119,918)
Joint venture equity income	1,027	—	—	—	1,027
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,317	2,489	1,339	11,208	18,353
Acquisition-related costs(6)	—	—	—	9,696	9,696
Litigation costs, net(5)	—	—	—	(24,179)	(24,179)
Stock-based compensation	—	—	—	10,167	10,167
Adjusted EBITDA	210,306	66,945	9,618	(45,305)	241,564
Less:
Depreciation and amortization(2)	30,517	42,301	13,626	17,171	103,615
Amortization of upfront incentive consideration(3)	20,851	—	—	—	20,851
Acquisition-related amortization(2a)	—	—	—	(15,976)	(15,976)
Adjusted Operating Income (Loss)	$158,938	$24,644	$(4,008)	$(46,500)	$133,074

	Three Months Ended September 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,200	$28,505	$5,826	$(79,768)	$136,763
Add back:
Selling, general and administrative	41,633	18,710	7,844	61,965	130,152
Cost of revenue adjustments:
Depreciation and amortization(2)	26,564	43,213	9,399	6,376	85,552
Amortization of upfront incentive consideration(3)	18,207	—	—	—	18,207
Stock-based compensation	—	—	—	7,112	7,112
Adjusted Gross Profit	268,604	90,428	23,069	(4,315)	377,786
Selling, general and administrative	(41,633)	(18,710)	(7,844)	(61,965)	(130,152)
Joint venture equity income	333	—	—	—	333
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,679	2,376	891	11,234	17,180
Litigation costs, net(5)	—	—	—	5,225	5,225
Stock-based compensation	—	—	—	8,133	8,133
Adjusted EBITDA	229,983	74,094	16,116	(41,688)	278,505
Less:
Depreciation and amortization(2)	29,243	45,589	10,290	17,610	102,732
Amortization of upfront incentive consideration(3)	18,207	—	—	—	18,207
Acquisition-related amortization(2a)	—	—	—	(16,407)	(16,407)
Adjusted Operating Income (Loss)	$182,533	$28,505	$5,826	$(42,891)	$173,973

	Nine Months Ended September 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$509,934	$62,728	$(15,471)	$(251,411)	$305,780
Add back:
Selling, general and administrative	131,979	63,866	29,003	201,166	426,014
Cost of revenue adjustments:
Depreciation and amortization(2)	82,234	120,541	36,096	17,904	256,775
Amortization of upfront incentive consideration(3)	59,825	—	—	—	59,825
Stock-based compensation	—	—	—	21,552	21,552
Adjusted Gross Profit	783,972	247,135	49,628	(10,789)	1,069,946
Selling, general and administrative	(131,979)	(63,866)	(29,003)	(201,166)	(426,014)
Joint venture equity income	1,973	—	—	—	1,973
Selling, general and administrative adjustments:
Depreciation and amortization(2)	9,559	8,015	3,872	33,684	55,130
Acquisition-related costs(6)	—	—	—	30,337	30,337
Litigation costs, net(5)	—	—	—	(21,355)	(21,355)
Stock-based compensation	—	—	—	29,531	29,531
Adjusted EBITDA	663,525	191,284	24,497	(139,758)	739,548
Less:
Depreciation and amortization(2)	91,793	128,556	39,968	51,588	311,905
Amortization of upfront incentive consideration(3)	59,825	—	—	—	59,825
Acquisition-related amortization(2a)	—	—	—	(47,971)	(47,971)
Adjusted Operating Income (Loss)	$511,907	$62,728	$(15,471)	$(143,375)	$415,789

	Nine Months Ended September 30, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$587,925	$82,030	$9,927	$(238,885)	$440,997
Add back:
Selling, general and administrative	117,604	55,494	25,303	185,646	384,047
Cost of revenue adjustments:
Depreciation and amortization(2)	79,506	126,926	26,735	21,323	254,490
Amortization of upfront incentive consideration(3)	57,324	—	—	—	57,324
Stock-based compensation	—	—	—	19,184	19,184
Adjusted Gross Profit	842,359	264,450	61,965	(12,732)	1,156,042
Selling, general and administrative	(117,604)	(55,494)	(25,303)	(185,646)	(384,047)
Joint venture equity income	2,455	—	—	—	2,455
Selling, general and administrative adjustments:
Depreciation and amortization(2)	8,459	8,673	2,168	33,761	53,061
Litigation costs, net(5)	—	—	—	7,073	7,073
Stock-based compensation	—	—	—	22,261	22,261
Adjusted EBITDA	735,669	217,629	38,830	(135,283)	856,845
Less:
Depreciation and amortization(2)	87,965	135,599	28,903	55,084	307,551
Amortization of upfront incentive consideration(3)	57,324	—	—	—	57,324
Acquisition-related amortization(2a)	—	—	—	(51,585)	(51,585)
Adjusted Operating Income (Loss)	$590,380	$82,030	$9,927	$(138,782)	$543,555

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$424,365	$536,193
Cash used in investing activities	(108,482)	(205,664)
Cash used in financing activities	(351,424)	(252,409)

	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$424,365	$536,193
Additions to property and equipment	(92,124)	(205,664)
Free Cash Flow	$332,241	$330,529
______________________________

(1)
Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, and (iv) Sabre Bulgaria of 40%.

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

(5)
Litigation costs, net represent charges associated with antitrust litigation and for the three months ended September 30, 2019 include the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 10. Contingencies, to our consolidated financial statements.

(6)	Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix, Inc. ("Farelogix").

(7)
The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Amounts in thousands)
Revenue	$984,199	$970,283	$3,033,566	$2,943,028
Cost of revenue	750,821	703,368	2,301,772	2,117,984
Selling, general and administrative	119,918	130,152	426,014	384,047
Operating income	113,460	136,763	305,780	440,997
Interest expense, net	(39,743)	(39,291)	(117,364)	(116,809)
Loss on extinguishment of debt	—	—	—	(633)
Joint venture equity income	1,027	333	1,973	2,455
Other expense, net	(1,769)	(1,905)	(6,118)	(10,746)
Income from continuing operations before income taxes	72,975	95,900	184,271	315,264
Provision for income taxes	7,795	25,021	31,783	61,371
Income from continuing operations	$65,180	$70,879	$152,488	$253,893

Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$711,003	$700,196	$10,807	2%
Airline Solutions	208,028	209,388	(1,360)	(1)%
Hospitality Solutions	74,818	69,911	4,907	7%
Total segment revenue	993,849	979,495	14,354	1%
Eliminations	(9,650)	(9,212)	(438)	(5)%
Total revenue	$984,199	$970,283	$13,916	1%
Travel Network—Revenue increased $11 million, or 2%, for the three months ended September 30, 2019 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $12 million to $668 million. The increase in revenue primarily resulted from a 1% increase in Direct Billable Bookings to 141 million and growth in the average booking fee rate during the three months ended September 30, 2019 due to favorable mix primarily resulting from growth in higher margin hotel bookings.
Airline Solutions—Revenue decreased $1 million, or 1%, for the three months ended September 30, 2019 compared to the same period in the prior year. The $1 million decrease in revenue primarily resulted from:

•
a $3 million decrease in AirVision and AirCentre commercial and operations solutions revenue driven by higher prior year license fee revenue from implementations recognized upon delivery to the customer in 2018; and

•
a $2 million increase in SabreSonic Passenger Reservation System revenue primarily due to favorable rate mix compared to the prior period. This increase was partially offset by a decrease in the volume of Passengers Boarded, which declined by 5% to 187 million for the three months ended September 30, 2019, driven by the demigration of the Transitioned Customers as well as the impact of Jet Airways' insolvency and the impact of the 737 Max incident on a particular customer.

Hospitality Solutions—Revenue increased $5 million, or 7%, for the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $4 million, or 6%, due to an increase in transaction volumes of 14% to 30 million, which includes the migration of certain brands of Wyndham Hotels in early 2019. The migration of these enterprise hotel brands reduced the average rate of our transaction revenue for the three months ended September 30, 2019 versus the prior comparative period.

Cost of Revenue

	Three Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$462,004	$431,592	$30,412	7%
Airline Solutions	124,826	118,961	5,865	5%
Hospitality Solutions	57,667	46,842	10,825	23%
Eliminations	(9,650)	(9,212)	(438)	(5)%
Total segment cost of revenue	634,847	588,183	46,664	8%
Corporate	9,856	11,426	(1,570)	(14)%
Depreciation and amortization	85,266	85,552	(286)	—%
Amortization of upfront incentive consideration	20,852	18,207	2,645	15%
Total cost of revenue	$750,821	$703,368	$47,453	7%
Travel Network—Cost of revenue increased $30 million, or 7%, for the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily driven by an $18 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $6 million. Incentive consideration increased $4 million and non-development labor costs increased $2 million.
Airline Solutions—Cost of revenue increased $6 million, or 5%. for the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily the result of an $18 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $4 million. The increase was partially offset by a reduction in non-development labor costs and benefits-related costs of $16 million.
Hospitality Solutions—Cost of revenue increased $11 million, or 23%, for the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily driven by increased labor costs of $7 million related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $1 million. Additionally, transaction-related costs increased $2 million to support the growth in our business.
Corporate—Cost of revenue associated with corporate costs decreased $2 million, or 14%, for the three months ended September 30, 2019 compared to the same period in the prior year. This decrease was primarily due to lower technology infrastructure costs of $1 million and a decrease in other labor-related costs of $1 million.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $3 million, or 15%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Selling, general and administrative	$119,918	$130,152	$(10,234)	(8)%
Selling, general and administrative expenses decreased $10 million, or 8%, for the three months ended September 30, 2019 compared to the same period in the prior year, primarily driven by the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 10. Contingencies, to our consolidated financial statements for further information. The decrease is partially offset by an increase in our legal costs associated with the potential acquisition of Farelogix of $10 million, an increase in technology costs of $5 million related to strategic investments in cybersecurity and corporate systems, increased labor costs of $4 million, and other litigation costs of $2 million.

Provision for Income Taxes

	Three Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Provision for income taxes	$7,795	$25,021	$(17,226)	(69)%
Our effective tax rates for the three months ended September 30, 2019 and 2018 were 11% and 26%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by an increase in net favorable U.S. tax permanent differences and a decrease related to the impact of income tax audits. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$2,209,603	$2,141,017	$68,586	3%
Airline Solutions	632,788	620,813	11,975	2%
Hospitality Solutions	221,525	206,353	15,172	7%
Total segment revenue	3,063,916	2,968,183	95,733	3%
Eliminations	(30,350)	(25,155)	(5,195)	(21)%
Total revenue	$3,033,566	$2,943,028	$90,538	3%
Travel Network—Revenue increased $69 million, or 3%, for the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to an increase in transaction-based revenue of $68 million to $2,080 million. The increase in revenue primarily resulted from a 2% increase in Direct Billable Bookings to 438 million and growth in the average booking fee rate during the nine months ended September 30, 2019 due to a discrete shift in the distribution pricing structure for specific European carriers and favorable mix primarily resulting from growth in higher margin hotel bookings.
Airline Solutions—Revenue increased $12 million, or 2%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The $12 million increase in revenue primarily resulted from:

•	a $6 million increase in AirVision and AirCentre commercial and operations solutions revenue driven by license fee revenue from new implementations recognized upon delivery to the customer; and

•
a $6 million increase in SabreSonic Passenger Reservation System revenue primarily due to favorable rate mix compared to the prior period. This increase was partially offset by a decrease in volume of Passengers Boarded, which declined by 3% to 554 million for the nine months ended September 30, 2019, driven by the demigration of the Transitioned Customers as well as the impact of Jet Airways' insolvency and the impact of the 737 Max incident on a particular customer.

Hospitality Solutions—Revenue increased $15 million, or 7%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $13 million, or 7%, due to an increase in transaction volumes of 24% to 82 million, which includes the migration of certain brands of Wyndham Hotels over the first half of 2018 and early 2019. The migration of these enterprise hotel brands reduced the average rate of our transaction revenue for the nine months ended September 30, 2019 versus the prior comparative period. Additionally, DX revenue increased $2 million.

Cost of Revenue

	Nine Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$1,425,631	$1,298,658	$126,973	10%
Airline Solutions	385,653	356,363	29,290	8%
Hospitality Solutions	171,897	144,388	27,509	19%
Eliminations	(30,337)	(25,156)	(5,181)	(21)%
Total segment cost of revenue	1,952,844	1,774,253	178,591	10%
Corporate	32,326	31,917	409	1%
Depreciation and amortization	256,776	254,490	2,286	1%
Amortization of upfront incentive consideration	59,826	57,324	2,502	4%
Total cost of revenue	$2,301,772	$2,117,984	$183,788	9%

Travel Network—Cost of revenue increased $127 million, or 10%, for the nine months ended September 30, 2019 compared to the same period in the prior year, primarily as a result of a $64 million increase in incentive consideration primarily due to volume growth in North America bookings. The increase is also driven by a $52 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $11 million.
Airline Solutions—Cost of revenue increased $29 million, or 8%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily the result of a $42 million increase in labor costs related to software development utilizing the agile development method, as well as a shift to cloud-based solutions and increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $6 million. The increase was partially offset by a reduction in non-development labor costs and benefits-related costs of $19 million.
Hospitality Solutions—Cost of revenue increased $28 million, or 19%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily driven by increased labor costs of $20 million related to software development utilizing the agile development method, increased transaction-related costs of $12 million to support the growth of our business, and a shift to cloud-based solutions resulting in increased investments in technology operations pertaining to the modernization, stability, and security of our technology platforms of $3 million. These increases were partially offset by a $7 million reduction in non-development labor costs.
Corporate—Cost of revenue associated with corporate costs increased 1% for the nine months ended September 30, 2019 compared to the same period in the prior year. An increase in labor costs resulting from the shift to open source and cloud-based solutions was offset by lower technology infrastructure costs and a decrease in other labor-related costs.
Depreciation and amortization—Depreciation and amortization increased $2 million, or 1%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily due to the completion and amortization of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $3 million, or 4%, for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Selling, general and administrative	$426,014	$384,047	$41,967	11%

Selling, general and administrative expenses increased by $42 million, or 11%, for the nine months ended September 30, 2019 compared to the same period in the prior year, primarily driven by an increase in our legal costs associated with the potential acquisition of Farelogix of $30 million, an increase in labor costs of $15 million, an increase in technology costs of $14 million related to strategic investments in cybersecurity and corporate systems, an increase in bad debt expense of $9 million, and an increase in other antitrust litigation expenses of $7 million. The increase was partially offset by the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 10. Contingencies, to our consolidated financial statements for further information.

Other expense, net

	Nine Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Other expense, net	$6,118	$10,746	$(4,628)	(43)%
Other expense, net decreased $5 million, or 43%, during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to a decline in the amortization of actuarial losses associated with our pension plan as well as a benefit associated with a reduction to our TRA liability due to the settlement of an audit related to prior years.
Provision for Income Taxes

	Nine Months Ended September 30,
	2019	2018	Change

	(Amounts in thousands)
Provision for income taxes	$31,783	$61,371	$(29,588)	(48)%

Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 17% and 19%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in net favorable U.S. tax permanent differences and a net tax benefit from income tax audits concluded during the period, partially offset by a deferred tax benefit recognized in the second quarter of 2018 and an unfavorable impact of our geographic mix of taxable income. The deferred tax benefit recognized in the second quarter of 2018 was recorded as a result of our decision to elect to utilize our net operating loss carryforwards ("NOLs") to offset the impacts of the transition tax imposed by U.S. tax reform. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2019 and December 31, 2018, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$473,428	$509,265
Available balance under the Revolver	388,171	385,335
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	11,829	14,665
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2019 and December 31, 2018.
We do not consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of September 30, 2019, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2019 and have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Liquidity Outlook
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures, share repurchases, and dividends will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, make payments under the Tax Receivable Agreement (the "TRA"), pay taxes, and service our debt and other long-term liabilities. On October 15, 2019, we acquired Radixx Solutions International, Inc. ("Radixx") for $110 million utilizing cash on hand. In addition, we have entered into an agreement to purchase Farelogix for $360 million, which will be funded at closing by cash on hand and borrowings under our Revolver. Under the acquisition agreement, as amended, we have agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $16 million for the nine months ended September 30, 2019. These advances will be applied against the purchase price upon closing. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020. If a termination were to occur, we could be obligated to pay Farelogix up to an additional $30 million, either in the form of additional advances or in the form of a termination fee depending on the circumstances.
Furthermore, on an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock (including pursuant to our multi-year $500 million share repurchase program) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months, as well as funding our acquisition of Farelogix. We are reviewing opportunities to refinance Term Loan A, Term Loan B, and our Revolver, depending on market conditions. This refinancing may include a debt issuance, a reallocation between Term Loan A and Term Loan B and an extension of the maturity date of Term Loan A and our Revolver. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt including debt offerings to pay down a portion of our outstanding debt. We funded TRA payments of $105 million and $60 million, including interest, during the nine months ended September 30, 2019 and 2018, respectively, with cash on hand. Additionally, in October, we funded the acquisition of Radixx with $110 million of cash on hand. We expect to fund future TRA payments through a combination of cash on hand, utilization of our Revolver or debt offerings.
As of December 31, 2018, we have utilized substantially all of our U.S. federal NOLs and a portion of our available U.S. federal tax credits. As a result, we expect a significant increase over prior years in the amount of our cash taxes in 2019 and future years.
Dividends
During the nine months ended September 30, 2019, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $115 million. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. We intend to fund any future dividends from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment and Swaps Designation
On March 2, 2018, Sabre GLBL Inc. ("Sabre GLBL") entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction.

Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2019. For the nine months ended September 30, 2019, we repurchased 3,673,768 shares totaling $78 million pursuant to this share repurchase program.
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
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated
Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, the 2013 Term Loan C, and the 2013 Incremental Term Loan Facility with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the 2017 Term Loan B along with the Term Loan B discount of $2 million. See Note 5. Derivatives, to our consolidated financial statements for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to the Credit Agreement, and Second Revolving Facility Refinancing Amendment to the Credit Agreement to refinance and modify the terms of the 2017 Term Loan B, the 2016 Term Loan A, and the 2016 Revolver, resulting in a reduction of the applicable margins for each of these instruments and approximately a one-year extension of the maturity of the 2016 Term Loan A and 2016 Revolver (the "2017 Refinancing"). We incurred no additional indebtedness as a result of the 2017 Refinancing. The 2017 Refinancing included a $400 million revolving credit facility ("Revolver") that replaced the 2016 Revolver, as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility ("Term Loan B") and $570 million Term Loan A facility ("Term Loan A") to replace the 2017 Term Loan B and the 2016 Term Loan A. The maturity of the Revolver and the Term Loan A was extended from July 18, 2021 to July 1, 2022. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. The Eurocurrency rate is based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form.
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B as discussed above. See "—Recent Events Impacting Our Liquidity and Capital Resources" above.
We had no balance outstanding under the Revolver as of September 30, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of September 30, 2019 and December 31, 2018, respectively, which reduced our overall credit capacity under the Revolver.

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of September 30, 2019, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”) the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offering, including NOLs, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the “Pre-IPO Tax Assets”). Based on current tax laws and assuming that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we estimate that future payments under the TRA relating to Pre-IPO Tax Assets will total $72 million, excluding interest. Primarily due to the enactment of the Tax Cuts and Jobs Act (the "TCJA"), which reduced the U.S. corporate income tax rate, we recorded a total net reduction in the TRA liability of $55 million across the years ended December 31, 2018 and 2017. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments of $105 million and $60 million in nine months ended September 30, 2019 and nine months ended September 30, 2018, respectively, which included accrued interest of approximately $3 million and $1 million in the same respective periods. The estimate of future payments considers the impact of Section 382 of the Code, which imposes an annual limit on the ability of a corporation that undergoes an ownership change to use its NOLs to reduce its liability. We do not anticipate any material limitations on our ability to utilize U.S. federal NOLs under Section 382 of the Code.
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
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards and trends and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC Technology ("DXC"), Amazon Web Services, Inc., and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $777 million and $756 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts include hosting, third-party software and expensed research and development costs of $706 million and $571 million for the nine months ended September 30, 2019 and 2018, respectively, and capitalized software development expenditures of $71 million and $185 million for these respective periods. This definition of total technology expenditures is consistent with the methodology in our Annual Report on Form 10-K filed with the SEC on February 15, 2019 and does not include computer equipment or other property, plant, and equipment.

Cash Flows

	Nine Months Ended September 30,
	2019	2018

	(Amounts in thousands)
Cash provided by operating activities	$424,365	$536,193
Cash used in investing activities	(108,482)	(205,664)
Cash used in financing activities	(351,424)	(252,409)
Cash (used in) provided by discontinued operations	(2,243)	633
Effect of exchange rate changes on cash and cash equivalents	1,947	4,187
(Decrease) increase in cash and cash equivalents	$(35,837)	$82,940
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2019 was $424 million and consisted of net income from continuing operations of $152 million, adjustments for non-cash and other items of $415 million and a decrease in cash from changes in operating assets and liabilities of $143 million. The adjustments for non-cash and other items consist primarily of $312 million of depreciation and amortization, $60 million in amortization of upfront incentive consideration, $51 million stock-based compensation expense, and $17 million in allowance for doubtful accounts, partially offset by $27 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $143 million was primarily the result of a $67 million increase in accounts receivable primarily due to seasonality, $65 million used for upfront incentive consideration, $26 million used for accrued compensation and related benefits, $20 million used for capitalized implementation costs, $9 million increase in other prepaid expenses and other current assets, and $3 million decrease in deferred revenue. These decreases were partially offset by an increase of $35 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, and a $13 million decrease in other assets.

Cash provided by operating activities for the nine months ended September 30, 2018 was $536 million and consisted of net income from continuing operations of $254 million, adjustments for non-cash and other items of $497 million and a decrease in cash from changes in operating assets and liabilities of $215 million. The adjustments for non-cash and other items consist primarily of $308 million of depreciation and amortization, $74 million in deferred income taxes, $57 million in amortization of upfront incentive consideration and $41 million stock-based compensation expense. The decrease in cash from changes in operating assets and liabilities of $215 million was primarily the result of a $143 million increase in accounts receivable primarily due to seasonality, $68 million used for upfront incentive consideration, $31 million used for accrued compensation and related benefits, $30 million used for capitalized implementation costs and a $19 million increase in other assets. These decreases were partially offset by an increase of $43 million in deferred revenue partially driven by upfront solution fees and the receipt of $29 million from an insurance settlement.
Investing Activities
For the nine months ended September 30, 2019, we used cash of $108 million in investing activities, including $70 million related to software developed for internal use. Additionally, we used cash of $16 million as an advance of purchase price to Farelogix for certain attorneys' fees. See "Liquidity Outlook" for additional information on the Farelogix acquisition agreement.
For the nine months ended September 30, 2018, we used cash of $206 million on capital expenditures, including $182 million related to software developed for internal use.
Financing Activities
For the nine months ended September 30, 2019, we used $351 million for financing activities. Significant highlights of our financing activities include:

•	payment of $115 million in dividends on our common stock;

•	annual payment on the TRA liability for $101 million, excluding interest;

•	payment of $45 million on our revolving credit facility and $43 million on our Term Loan A and Term Loan B;

•	proceeds of $45 million from borrowings on our revolving credit facility.

•	repurchase of 3,673,768 shares of our common stock outstanding totaling $78 million; and

•
net payments of $6 million from the settlement of employee stock-based awards, including $7 million in proceeds from the exercise of employee stock options, net of payments for $13 million in income tax withholdings associated with the settlement of employee stock-based awards.

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

•
net receipts of $3 million from the settlement of employee stock-option awards, including $12 million in proceeds from the exercise of employee stock options, net of payments for $9 million in income tax withholdings associated with the settlement of employee restricted-stock awards.

Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2018 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 15, 2019.
Off-Balance Sheet Arrangements
We had no-off balance sheet arrangements during the nine months ended September 30, 2019 and year ended December 31, 2018.
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

Our systems may also be susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems could be damaged or disrupted by power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, attacks on hardware vulnerabilities, physical or electronic break-ins, cybersecurity incidents or other security breaches, and similar disruptions affecting the Internet, telecommunication services or our systems could cause service interruptions or the loss of critical data and could prevent us from providing timely services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
Customers and other end-users who rely on our software products and services, including our Software-as-a-Service ("SaaS") and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Additionally, security breaches that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control could cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
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
Our Airline Solutions and Hospitality Solutions businesses principally face competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business, but our primary competitors are in the hospitality CRS and property management system ("PMS") fields.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, and the California Consumer Protection Act is scheduled to go into effect on January 1, 2020. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
Similarly, in Venezuela, due to currency controls that impact the ability of certain of our airline customers operating in the country to obtain U.S. dollars to make timely payments to us, the collection of accounts receivable due to us can be, and has been, delayed. Due to the nature of this delay, we are deferring the recognition of any future revenues until cash is collected in accordance with our policies. Accordingly, our accounts receivable is subject to a general collection risk, as there can be no assurance that we will be paid from such customers in a timely manner, if at all. In response to the political and economic uncertainty in Venezuela, certain airlines have scaled back operations in response to the reduced demand for travel by local consumers as well as the currency controls which has impacted our airline customers in Venezuela.
Voters in the U.K. have approved the exit of that country from the E.U. (“Brexit”), and the British government has provided official notification to the E.U. that it intends to withdraw from the E.U. The Brexit vote and related process have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2019 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
For example, we announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver (as defined in Item 1. Financial Statements, Note 4. Debt) borrowing. The acquisition is subject to customary closing conditions and regulatory approvals. On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix. There can be no assurance that Sabre and Farelogix will be successful in this litigation, or that such litigation will be completed prior to the termination date under the acquisition agreement. In addition, the litigation will require substantial time and attention from Sabre’s management, and will involve significant contact by Sabre, Farelogix and DOJ with existing customers, suppliers and other important constituencies. This may negatively impact Sabre’s and Farelogix’s respective ongoing businesses, their relationships with their customers, suppliers or other constituents, and the reputation of each Sabre and Farelogix. In addition, the U.K. Competitions and Market Authority ("CMA") has referred its review of the acquisition for a Phase 2 investigation. Sabre and Farelogix may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the acquisition of Farelogix may not close in the anticipated time frame, if at all. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 10. Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. In addition, the DOJ has also filed a lawsuit seeking a permanent injunction to prevent us from acquiring Farelogix, and the CMA has referred its review of this acquisition for a Phase 2 investigation. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition ("EC") has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
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

Legal proceedings involving intellectual property rights are highly uncertain and can involve complex legal and scientific questions. Any intellectual property claim against us, regardless of its merit, could result in significant liabilities to our business, and can be expensive and time consuming to defend. Depending on the nature of such claims, our businesses may be disrupted, our management’s attention and other company resources may be diverted and we may be required to redesign, reengineer or rebrand our products and services, if feasible, to stop offering certain products and services or to enter into royalty or licensing agreements in order to obtain the rights to use necessary technologies, which may not be available on terms acceptable to us, if at all, and may result in a decrease of our competitive advantage. Our failure to prevail in such matters could result in loss of intellectual property rights, judgments awarding substantial damages, including possible treble damages and attorneys’ fees, and injunctive or other equitable relief against us. If we are held liable, we may be unable to exploit some or all of our intellectual property rights or technology. Even if we are not held liable, we may choose to settle claims by making a monetary payment or by granting a license to intellectual property rights that we otherwise would not license. Further, judgments may result in loss of reputation, may force us to take costly remediation actions, delay selling our products and offering our services, reduce features or functionality in our services or products, or cease such activities altogether. Insurance may not cover or be insufficient for any such claim.
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

We license software and other intellectual property from third parties. These licensors may breach or otherwise fail to perform their obligations or claim that we have breached or otherwise attempt to terminate their license agreements with us. We also rely on license agreements to allow third parties to use our intellectual property rights, including our software, but there is no guarantee that our licensees will abide by the terms of our license agreements or that the terms of our agreements will always be enforceable.
In addition, policing unauthorized use of and enforcing intellectual property can be difficult and expensive. The fact that we have intellectual property rights, including registered intellectual property rights, may not guarantee success in our attempts to enforce these rights against third parties. Besides general litigation risks, changes in, or interpretations of, intellectual property laws may compromise our ability to enforce our rights. We may not be aware of infringement or misappropriation or elect not to seek to prevent it. Our decisions may be based on a variety of factors, such as costs and benefits of taking action, and contextual business, legal, and other issues. Any inability to adequately protect our intellectual property on a cost-effective basis could harm our business.
Defects in our products may subject us to significant warranty liabilities or product liability claims and we may have insufficient product liability insurance to pay material uninsured claims.
Our business exposes us to the risk of product liability claims that are inherent in software development. We may inadvertently create defective software or supply our customers with defective software or software components that we acquire from third parties, which could result in personal injury, property damage or other liabilities, and may result in warranty or product liability claims brought against us, our travel supplier customers or third parties.
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
Our consolidated balance sheet at September 30, 2019 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of September 30, 2019, we had $3.4 billion of indebtedness outstanding in addition to $388 million of availability under our Revolver, after taking into account the availability reduction of $12 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:

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
As of September 30, 2019, we had outstanding approximately $2,341 million of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 5. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.
We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the nine months ended September 30, 2019, foreign currency operations included $190 million of revenue and $425 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% and 8% of our operating expenses for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2019. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2019.

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

SABRE CORPORATION
(Registrant)
Date:	October 31, 2019	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)