Form 10-K
period 2019-12-31
Sabre Corp
filed 2020-02-26
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(682) 605-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	SABR	The NASDAQ Stock Market LLC
(Title of class)	(Trading symbol)	(Name of exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 28, 2019, was $6,064,679,095. As of February 21, 2020, there were 273,750,471 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders to be held on April 29, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "believes," "will," "intends," "outlook," "provisional," “may,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
At Sabre, we make travel happen. We are a software and technology company that powers the global travel industry. We partner with airlines, hoteliers, agencies and other travel partners to retail, distribute and fulfill travel. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to high-value marketing and operations solutions, such as planning airline crew schedules, re-accommodating passengers during irregular flight operations and managing day-to-day hotel operations. We are committed to helping customers operate more efficiently, drive revenue and offer personalized traveler experiences with next-generation technology solutions.
Business Segments
We operate our business and present our results through three business segments: (i) Travel Network, our global travel marketplace for travel suppliers and travel buyers, (ii) Airline Solutions, a broad portfolio of software technology products and solutions primarily for airlines, and (iii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. Financial information about our business segments and geographic areas is provided in Note 17. Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
In July 2018, we announced the creation of the Travel Solutions organization, which consists of Travel Network and Airline Solutions. This structure reinforces our focus on the next generation of retailing, distribution and fulfillment. Sabre’s reportable segments continue to be Travel Network, Airline Solutions and Hospitality Solutions.
Travel Network
Travel Network is our global business-to-business travel marketplace and consists primarily of our global distribution system (“GDS”) and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”), and corporate travel departments.

Airline Solutions
Our Airline Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our airline customers better market, sell, serve and operate. We offer airline software solutions in four functional platforms: the Sabre Commercial Platform; the Sabre AirCentre Operations Platform; the Intelligence Exchange Data & Analytics Platform; and the Radixx Platform. The Sabre Commercial Platform brings together intelligent decision support solutions from our AirVision commercial planning suite with the SabreSonic passenger service system, enabling end-to-end retailing, distribution and fulfillment. The Sabre AirCentre Operations Platform is a set of strategic solutions that drive operational effectiveness through holistic planning and management of airline, airport and customer operations. The Intelligence Exchange Data & Analytics Platform is a Platform-as-a-Service ("PaaS") solution that helps our customers to make recommended decisions across commercial and operations. The Radixx Platform is focused on the low-cost carrier ("LCC") market, offering retailing solutions for sales and customer service. Additionally, Airlines Solutions offers services to our customers to enable them to better use our products and help optimize their commercial and operations platforms.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery models, to hoteliers around the world. Our SaaS solutions empower hotels and hotel chains to manage pricing, reservations, and retail offerings across thousands of distribution channels while improving guest experience throughout the traveler journey. We serve over 42,000 properties in 174 countries.
Strategy
We connect people and places with technology that reimagines the business of travel. The key elements of our strategy include:
•Developing innovative technology products through investment of significant resources in solutions that address key customer needs in the areas of retailing, distribution, and fulfillment of travel and related products, such as reservations systems, retailing and merchandising solutions, planning and optimization solutions, mobile capabilities, data analytics, and business intelligence solutions.
•Pursuing new supplier customers seeking distribution of content and agencies, as well as corporations representing buyers of content in our marketplace in Travel Network. In addition, we continue to pursue new customers for our Airline Solutions and Hospitality Solutions businesses.
•Transforming the security, stability, and health of our technology, with the goal of connecting people to experiences that enrich their lives.
•Strengthening relationships with existing customers, including promoting the adoption of our products within and across our existing customers, to help enable them to operate more efficiently, drive revenue, and offer personalized traveler experiences with next-generation technology solutions.
Customers
Travel Network customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments. Airline Solutions serves airlines of all sizes and in every region of the world, including hybrid carriers and LCCs (collectively, “LCC/hybrids”), global network carriers and regional network carriers; and other customers such as airports, corporate aviation fleets, governments and tourism boards. Hospitality Solutions has a global customer base of over 42,000 hotel properties of all sizes.
No individual customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2019, 2018 and 2017.
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

SaaS and Hosted—Airline Solutions and Hospitality Solutions generate revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We maintain our SaaS and hosted software and manage the related infrastructure with the assistance of third-party providers. We collect the implementation fees and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
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
Media—Travel Network generates media revenue from customers that advertise products and purchase preferred placement on our GDS. Advertisers use two types of advertising metrics: (i) display advertising and (ii) action advertising. In display advertising, advertisers generally pay based on the number of customers who view the advertisement, and are charged based on cost-per-thousand impressions. In action advertising, advertisers generally pay based on the number of customers who perform a specific action, such as click on the advertisement, and are charged based on the cost per action. Customers can also purchase preferred placement on hotel shopping displays on travel agency terminals. Customers pay for preferential payment through a subscription fee which is based on the amount of revenue the customer generates through our GDS and geographical market of the customer’s property (designated by airport code).
Competition
We operate in highly competitive markets. Travel Network competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities, as well as with direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space, that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. Airline Solutions competes with a variety of providers in a rapidly evolving marketplace which includes global and regional IT providers, various specialists in selected product areas, service providers and airlines that develop their own in-house technology. Hospitality Solutions operates in a dynamic marketplace that includes large global players, significant new entrants and hotels that develop their own in-house technology.
Technology and Operations
Our technology strategy is based on achieving company-wide stability, reliability and performance at the most efficient price point. Significant investment has gone into building a centralized PaaS middleware environment with an emphasis on standardization, simplicity, security and scalability. We invest heavily in software development, delivery and operational support capabilities and strive to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency in development and recurring technology costs, further enhance the stability and security of our network, comply with data privacy regulations, and enable our shift to open source and cloud-based solutions.
Our architecture has evolved from a mainframe centric transaction processing environment to a secure processing platform that is one of the world’s most heavily used and resilient service-oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline operations and decision support systems; an array of customized applications available through the Sabre Red 360; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.
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
We are subject to the application of data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU and the California Consumer Protection Act ("CCPA"). See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches."
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
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications and e-commerce. These regulations may vary among jurisdictions.
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
Employees
As of December 31, 2019, we employed approximately 9,250 people. We have not experienced any work stoppages and consider our relations with our employees to be good.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others:
•general and local economic conditions;
•financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content;
•factors that affect demand for travel such as outbreaks of contagious diseases, including influenza, the coronavirus, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel and safety concerns;
•political events like acts or threats of terrorism, hostilities, and war;
•inclement weather, natural or man-made disasters; and
•factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports.
Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Airline Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we may occasionally experience system interruptions as we execute our technology strategy, including our cloud migration and mainframe offload activities. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
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
In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. For example, one of our competitors, Travelport Worldwide Limited, was acquired by private-equity firms in 2019. There could be uncertainty resulting from this acquisition, including possible changes to Travelport’s product and service offerings. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we may be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which could affect our financial performance and liquidity.
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
Our businesses are largely dependent on the computer data centers and network systems operated for us by DXC Technology ("DXC"), and its third-party providers, including AT&T, to which DXC outsources certain network services. We also rely on other developers and service providers to maintain and support our global telecommunications infrastructure, including to connect our computer data center and call centers to end-users. Moreover, we outsourced our global enterprise resource planning system to a third-party provider, and any disruption to that outsourced system may negatively impact our business.
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if:
•Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, in 2013, we experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers. This outage, which affected both our Travel Network business and our Airline Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated.
•Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.
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
In our Travel Network, Airline Solutions and Hospitality Solutions businesses, the implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:
•the features of the implemented software may not meet the expectations or fit the business model of the customer;
•our limited pool of trained experts for implementations cannot quickly and easily be augmented for complex implementation projects, such that resources issues, if not planned and managed effectively, could lead to costly project delays;
•customer-specific factors, such as the stability, functionality, interconnection and scalability of the customer’s pre-existing information technology infrastructure, as well as financial or other circumstances could destabilize, delay or prevent the completion of the implementation process, which, for airline reservations systems, typically takes 12 to 18 months; and
•customers and their partners may not fully or timely perform the actions required to be performed by them to ensure successful implementation, including measures we recommend to safeguard against technical and business risks.
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
Our Airline Solutions and Hospitality Solutions businesses principally face competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business, but our primary competitors are in the hospitality central reservation system and property management system ("PMS") fields.
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
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Additionally, all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See "—Our Travel Network business is exposed to pricing pressure from travel suppliers." In addition, consolidation among travel suppliers may result in one or more suppliers refusing to provide certain content to Sabre but rather making it exclusively available on the suppliers’ proprietary websites, hurting the competitive position of our GDS relative to those websites. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
Voters in the U.K. have approved the exit of that country from the E.U. (“Brexit”), which became effective as of January 31, 2020, and is now in a transition period through December 31, 2020. Brexit and related processes have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated during the transition period, if at all, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to:
•business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action;
•adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the possible effects of Brexit;
•changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies;
•difficulty in developing, managing and staffing international operations because of distance, language and cultural differences;
•disruptions to or delays in the development of communication and transportation services and infrastructure;

•more restrictive data privacy requirements, including the GDPR;
•consumer attitudes, including the preference of customers for local providers;
•increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism;
•export or trade restrictions or currency controls;
•governmental policies or actions, such as consumer, labor and trade protection measures and travel restrictions;
•taxes, restrictions on foreign investment and limits on the repatriation of funds;
•diminished ability to legally enforce our contractual rights; and
•decreased protection for intellectual property.
Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 16. Commitments and Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. In addition, the U.S. Department of Justice ("DOJ") has filed a lawsuit seeking a permanent injunction to prevent us from acquiring Farelogix, Inc. ("Farelogix"). The U.K. Competition and Markets Authority ("CMA") has referred its review of this acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigative demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition ("EC") has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 16. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
For example, we announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver (as defined in Item 8. Financial Statements, Note 8. Debt) borrowing. The acquisition is subject to customary closing conditions and regulatory approvals. On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix. There can be no assurance that Sabre and Farelogix will be successful in this litigation, or that such litigation will be completed prior to the termination date under the acquisition agreement. In addition, the litigation will require substantial time and attention from Sabre’s management, and will involve significant contact by Sabre, Farelogix and DOJ with existing customers, suppliers and other important constituencies. This may negatively impact Sabre’s and Farelogix’s respective ongoing businesses, their relationships with their customers, suppliers or other constituents, and the reputation of each Sabre and Farelogix. In addition, the CMA has referred its review of the acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. Sabre and Farelogix may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the acquisition of Farelogix may not close in the anticipated time frame, if at all. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020.

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
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by OFAC and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, and the CCPA went into effect on January 1, 2020. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
We are exposed to risks associated with PCI compliance.
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in December 2019. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
•While we take reasonable steps to protect our brands and trademarks, we may not be successful in maintaining or defending our brands or preventing third parties from adopting similar brands. If our competitors infringe our principal trademarks, our brands may become diluted or if our competitors introduce brands or products that cause confusion with our brands or products in the marketplace, the value that our consumers associate with our brands may become diminished, which could negatively impact revenue.
•Our patent applications may not be granted, and the patents we own could be challenged, invalidated, narrowed or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Once our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the technology protected by our patents which may adversely affect our business.
•Although we rely on copyright laws to protect the works of authorship created by us, we do not generally register the copyrights in our copyrightable works where such registration is permitted. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.
•We use reasonable efforts to protect our trade secrets. However, protecting trade secrets can be difficult and our efforts may provide inadequate protection to prevent unauthorized use, misappropriation, or disclosure of our trade secrets, know how, or other proprietary information.
•We also rely on our domain names to conduct our online businesses. While we use reasonable efforts to protect and maintain our domain names, if we fail to do so the domain names may become available to others. Further, the regulatory bodies that oversee domain name registration may change their regulations in a way that adversely affects our ability to register and use certain domain names.
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
Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, or any manual systems or processes, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2019 and, accordingly, have not provided deferred taxes on any outside basis differences.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. Several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain "digital economy" sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as "digital services taxes" ("DSTs"). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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
Our consolidated balance sheet at December 31, 2019 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
Our pension plans in the aggregate are estimated to be unfunded by $125 million as of December 31, 2019. With approximately 4,800 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
We have a significant amount of indebtedness. As of December 31, 2019, we had $3.3 billion of indebtedness outstanding in addition to $388 million of availability under our Revolver, after taking into account the availability reduction of $12 million for letters of credit issued under our Revolver. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:
•increased vulnerability to general adverse economic and industry conditions;
•higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases;
•need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
•limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy;
•limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and
•a competitive disadvantage compared to our competitors that have less debt.
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
As of December 31, 2019, we had outstanding approximately $2.3 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 9. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.
We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 7% of our operating expenses for the year ended December 31, 2019 and 2018, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:
•re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities;
•translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars, our functional currency, upon consolidation;
•planning risk related to changes in exchange rates between the time we prepare our annual and quarterly forecasts and when actual results occur; and

•the impact of relative exchange rate movements on cross-border travel, principally travel between Europe and the United States.
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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, and the Swedish Krona. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
The agreements governing our indebtedness contain and the agreements governing our future indebtedness will likely contain various covenants, including those that restrict our or our subsidiaries’ ability to, among other things:
•incur liens on our property, assets and revenue;
•borrow money, and guarantee or provide other support for the indebtedness of third parties;
•pay dividends or make other distributions on, redeem or repurchase our capital stock;
•prepay, redeem or repurchase certain of our indebtedness;
•enter into certain change of control transactions;
•make investments in entities that we do not control, including joint ventures;
•enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries;
•enter into certain transactions with affiliates;
•enter into secured financing arrangements;
•enter into sale and leaseback transactions;
•change our fiscal year; and
•enter into substantially different lines of business.
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
Americas: Our corporate and business unit headquarters and domestic operations are located in a property which we own in Southlake, Texas, and in two leased offices located in Westlake, Texas. The Westlake leases expire in 2026 and include early termination options in 2022. There are ten additional offices across North America and eight offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these additional offices are leased.
EMEA: Travel Network has its Europe, the Middle East, and Africa ("EMEA") regional headquarters in London, United Kingdom, with a lease that expires in 2027 and includes an early termination option in 2022. There are 28 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these additional offices are leased.
APAC: Travel Network, Airline Solutions and Hospitality Solutions have their Asia-Pacific ("APAC") regional operations headquarters in Singapore under a lease that expires in 2024. There are 29 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the additional offices are leased.
ITEM 3.  LEGAL PROCEEDINGS
While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See “Risk Factors —"We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of December 31, 2019.
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
Department of Justice Lawsuit on Farelogix Acquisition
On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. Sabre disputes the government's allegations and believes the acquisition is pro-competitive and ultimately will be completed. The trial concluded on February 6, 2020 and the trial court has not yet issued its decision. Sabre and Farelogix have extended the termination date of their acquisition agreement to April 30, 2020, allowing time to resolve the challenge by the DOJ. In addition, the CMA has referred its review of the acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. Under the acquisition agreement, as amended, we have agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $20 million for the year ended December 31, 2019. These advances will be applied against the purchase price upon closing. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020. We could be obligated to pay Farelogix up to an additional $25 million, either in the form of additional advances or in the form of a termination fee depending on the circumstances.
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
Department of Justice Investigation
On May 19, 2011, we received a CID from the DOJ investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter for several years; however, we have not been notified that this matter is closed.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2016 and appeals for assessment years ending March 2006 through 2016 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of December 31, 2019. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 26, 2020, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	51	Chief Executive Officer, President and Director, Sabre
Douglas Barnett	60	Executive Vice President and Chief Financial Officer, Sabre
Wade Jones	54	Executive Vice President, Sabre and President, Travel Network
David Shirk	53	Executive Vice President, Sabre and President, Travel Solutions
Cem Tanyel	51	Executive Vice President, Sabre and President, Airline Solutions
Kimberly Warmbier	58	Executive Vice President and Chief People Officer, Sabre
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
Kimberly Warmbier is executive vice president and chief people officer. Prior to joining Sabre in June 2018, Ms. Warmbier served as executive vice president of Dean Foods from November 2012 to December 2017 and served as senior vice president of human resources for Fresh Dairy Direct of Dean Foods from May 2012 to November 2012. She was promoted to her current position in November 2012. Prior to Dean Foods, Ms. Warmbier served as the senior vice president, human resources, for J.C. Penney Company, Inc. from November 2009 to December 2011 where she led human resource professionals supporting more than 150,000 associates in supply chain, stores and corporate. Her experience also includes more than 20 years in the consumer packaged goods industry with PepsiCo, Inc. where she led the HR PepsiCo Customer teams for the company's five North American sales divisions including Frito-Lay, Pepsi, Tropicana, Quaker Oats and Gatorade. Ms. Warmbier is a director of Daseke, Inc., a leading provider of transportation and logistics solutions. She currently serves on the North Texas Food Bank Board of Directors and is a member of their NTFB Finance and Executive Committees. She is a former member of the Board of Directors of Girl Scouts Northeast Texas, a nonprofit organization, where she served on the CEO Selection Committee.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 21, 2020, there were 107 stockholders of record of our common stock. We expect to continue to pay quarterly cash dividends on our common stock, subject to declaration of our board of directors. The amount of future cash dividends, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. Our board of directors has declared a cash dividend of $0.14 per share of common stock which will be paid on March 30, 2020 to stockholders of record as of March 20, 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.” There were no shares repurchased during the fourth quarter of 2019. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
12/31/2014
12/31/2015
12/30/2016
12/29/2017
12/31/2018
12/31/2019
Sabre Corp.
NASDAQ Composite
S&P 500 / Software & Services - IG
S&P 500

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
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue (1)	$3,974,988	$3,866,956	$3,598,484	$3,373,387	$2,960,896
Operating income (1)	363,417	562,016	493,440	459,572	459,769
Income from continuing operations (1)	164,312	340,921	249,576	241,390	234,555
(Loss) Income from discontinued operations, net of tax (1)	(1,766)	1,739	(1,932)	5,549	314,408
Net income attributable to common stockholders (1)	158,592	337,531	242,531	242,562	545,482
Net income per share attributable to common stockholders:
Basic (1)	$0.57	$1.23	$0.87	$0.87	$2.00
Diluted (1)	$0.57	$1.22	$0.87	$0.86	$1.95
Weighted-average common shares outstanding:
Basic	274,168	275,235	276,893	277,546	273,139
Diluted	276,217	277,518	278,320	282,752	280,067

Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$581,260	$724,797	$678,033	$699,400	$529,207
Cash used in investing activities	(243,026)	(275,259)	(317,525)	(445,808)	(729,041)
Cash (used in) provided by financing activities	(409,721)	(306,506)	(356,780)	(190,025)	93,144
Additions to property and equipment	115,166	283,940	316,436	327,647	286,697
Cash payments for interest	157,648	156,041	149,572	151,495	154,307

Other Financial Data:
Adjusted Gross Profit (1)	$1,391,806	$1,521,408	$1,500,186	$1,460,675	$1,316,820
Adjusted Operating Income (1)	513,408	701,432	706,149	720,361	653,105
Adjusted Net Income (1)	279,215	427,570	390,118	370,937	308,072
Adjusted EBITDA (1)	946,360	1,124,390	1,078,571	1,046,646	941,587
Free Cash Flow	466,094	440,857	361,597	371,753	242,510

Key Metrics:
Travel Network
Direct Billable Bookings - Air	499,111	491,820	462,381	445,050	384,309
Direct Billable Bookings - Lodging, Ground and Sea	67,197	66,454	62,443	60,421	58,414
Total Direct Billable Bookings	566,308	558,274	524,824	505,471	442,723
Airline Solutions Passengers Boarded	741,107	752,548	772,149	789,260	584,876
Hospitality Solutions Central Reservations System Transactions	108,482	88,655	N/A	N/A	N/A
________________________________
(1) In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), on a prospective basis from January 1, 2018. See Note 2. Revenue from Contracts with Customers with Customers, to our consolidated financial statements.

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$436,176	$509,265	$361,381	$364,114	$321,132
Total assets(1) (2) (3)	5,689,957	5,806,381	5,649,364	5,724,570	5,393,627
Long-term debt (3)	3,261,821	3,337,467	3,398,731	3,276,281	3,169,344
Working capital surplus (deficit) (2) (3)	96,377	169,235	(11,455)	(312,977)	(222,400)
Noncontrolling interest	8,588	7,205	5,198	2,579	1,438
Total stockholders’ equity (2)	947,669	974,271	698,500	625,615	484,140
________________________________
(1) In the first quarter of 2019, we adopted new lease accounting guidance on a modified retrospective basis in accordance with ASC 842, Leases. See Note 11. Leases, to our consolidated financial statements.
(2) In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance, ASC 606, on a prospective basis from January 1, 2018. See Note 2. Revenue from Contracts with Customers , to our consolidated financial statements.
(3) In the fourth quarter of 2015, we adopted new accounting standards that changed the presentation of deferred tax assets and liabilities and debt issuance costs and were applied retrospectively.
Non-GAAP Financial Measures
The following table sets forth the reconciliation of net income (loss) attributable to common stockholders to Adjusted Net Income, Adjusted EBITDA and Adjusted Operating Income (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income attributable to common stockholders	$158,592	$337,531	$242,531	$242,562	$545,482
Loss (Income) from discontinued operations, net of tax	1,766	(1,739)	1,932	(5,549)	(314,408)
Net income attributable to noncontrolling interests(1)	3,954	5,129	5,113	4,377	3,481
Income from continuing operations	164,312	340,921	249,576	241,390	234,555
Adjustments:
Impairment and related charges(2)	—	—	81,112	—	—
Acquisition-related amortization(3a)	64,604	68,008	95,860	143,425	108,121
Loss on extinguishment of debt	—	633	1,012	3,683	38,783
Other, net(5)	9,432	8,509	(36,530)	(27,617)	(91,377)
Restructuring and other costs(6)	—	—	23,975	18,286	9,256
Acquisition-related costs(7)	41,037	3,266	—	779	14,437
Litigation costs, net(8)	(24,579)	8,323	(35,507)	46,995	16,709
Stock-based compensation	66,885	57,263	44,689	48,524	29,971
Tax impact of net income adjustments(9), (10)	(42,476)	(59,353)	(34,069)	(104,528)	(52,383)
Adjusted Net Income from continuing operations	$279,215	$427,570	$390,118	$370,937	$308,072
Adjusted Net Income from continuing operations per share	$1.01	$1.54	$1.40	$1.31	$1.10
Diluted weighted-average common shares outstanding	276,217	277,518	278,320	282,752	280,067

Adjusted Net Income from continuing operations	$279,215	$427,570	$390,118	$370,937	$308,072
Adjustments:
Depreciation and amortization of property and equipment(3b)	310,573	303,612	264,880	233,303	213,520
Amortization of capitalized implementation costs(3c)	39,444	41,724	40,131	37,258	31,441
Amortization of upfront incentive consideration(4)	82,935	77,622	67,411	55,724	43,521
Interest expense, net	156,391	157,017	153,925	158,251	173,298
Remaining provision for income taxes	77,802	116,845	162,106	191,173	171,735
Adjusted EBITDA	$946,360	$1,124,390	$1,078,571	$1,046,646	$941,587
Less:
Depreciation and amortization(3)	414,621	413,344	400,871	413,986	351,480
Amortization of upfront incentive consideration(4)	82,935	77,622	67,411	55,724	43,521
Acquisition related amortization(3a)	(64,604)	(68,008)	(95,860)	(143,425)	(106,519)
Adjusted Operating Income	$513,408	$701,432	$706,149	$720,361	$653,105

The following tables set forth the reconciliation of operating income (loss) in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating Income (Loss) by business segment (in thousands):

	Year Ended December 31, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$646,794	$80,428	$(21,632)	$(342,173)	$363,417
Add back:
Selling, general and administrative	178,664	85,801	38,597	273,506	576,568
Cost of revenue adjustments:
Depreciation and amortization(3)	108,302	160,381	47,877	24,329	340,889
Amortization of upfront incentive consideration(4)	82,935	—	—	—	82,935
Stock-based compensation	—	—	—	27,997	27,997
Adjusted Gross Profit	1,016,695	326,610	64,842	(16,341)	1,391,806
Selling, general and administrative	(178,664)	(85,801)	(38,597)	(273,506)	(576,568)
Joint venture equity income	2,044	—	—	—	2,044
Selling, general and administrative adjustments:
Depreciation and amortization(3)	12,781	10,633	5,221	45,097	73,732
Acquisition-related costs(7)	—	—	—	41,037	41,037
Litigation costs, net(8)	—	—	—	(24,579)	(24,579)
Stock-based compensation	—	—	—	38,888	38,888
Adjusted EBITDA	852,856	251,442	31,466	(189,404)	946,360
Less:
Depreciation and amortization(3)	121,083	171,014	53,098	69,426	414,621
Amortization of upfront incentive consideration(4)	82,935	—	—	—	82,935
Acquisition-related amortization(3a)	—	—	—	(64,604)	(64,604)
Adjusted Operating Income (Loss)	$648,838	$80,428	$(21,632)	$(194,226)	$513,408

	Year Ended December 31, 2018
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$753,255	$111,146	$12,881	$(315,266)	$562,016
Add back:
Selling, general and administrative	160,298	73,675	33,626	245,927	513,526
Cost of revenue adjustments:
Depreciation and amortization(3)	106,877	170,258	36,826	27,692	341,653
Amortization of upfront incentive consideration(4)	77,622	—	—	—	77,622
Stock-based compensation	—	—	—	26,591	26,591
Adjusted Gross Profit	1,098,052	355,079	83,333	(15,056)	1,521,408
Selling, general and administrative	(160,298)	(73,675)	(33,626)	(245,927)	(513,526)
Joint venture equity income	2,556	—	—	—	2,556
Selling, general and administrative adjustments:
Depreciation and amortization(3)	11,399	12,173	3,117	45,002	71,691
Acquisition-related costs(7)	—	—	—	3,266	3,266
Litigation costs, net(8)	—	—	—	8,323	8,323
Stock-based compensation	—	—	—	30,672	30,672
Adjusted EBITDA	951,709	293,577	52,824	(173,720)	1,124,390
Less:
Depreciation and amortization(3)	118,276	182,431	39,943	72,694	413,344
Amortization of upfront incentive consideration(4)	77,622	—	—	—	77,622
Acquisition-related amortization(3a)	—	—	—	(68,008)	(68,008)
Adjusted Operating Income (Loss)	$755,811	$111,146	$12,881	$(178,406)	$701,432

	Year Ended December 31, 2017
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$744,045	$137,932	$9,670	$(398,207)	$493,440
Add back:
Selling, general and administrative	162,997	78,638	47,121	221,319	510,075
Impairment and related charges(2)	—	—	—	81,112	81,112
Cost of revenue adjustments:
Depreciation and amortization(3)	96,796	149,685	31,686	39,645	317,812
Restructuring and other costs(6)	—	—	—	12,604	12,604
Amortization of upfront incentive consideration(4)	67,411	—	—	—	67,411
Stock-based compensation	—	—	—	17,732	17,732
Adjusted Gross Profit	1,071,249	366,255	88,477	(25,795)	1,500,186
Selling, general and administrative	(162,997)	(78,638)	(47,121)	(221,319)	(510,075)
Joint venture equity income	2,580	—	—	—	2,580
Selling, general and administrative adjustments:
Depreciation and amortization(3)	12,783	8,820	1,428	60,028	83,059
Restructuring and other costs(6)	—	—	—	11,371	11,371
Litigation costs, net(8)	—	—	—	(35,507)	(35,507)
Stock-based compensation	—	—	—	26,957	26,957
Adjusted EBITDA	923,615	296,437	42,784	(184,265)	1,078,571
Less:
Depreciation and amortization(3)	109,579	158,505	33,114	99,673	400,871
Amortization of upfront incentive consideration(4)	67,411	—	—	—	67,411
Acquisition-related amortization(3a)	—	—	—	(95,860)	(95,860)
Adjusted Operating Income (Loss)	$746,625	$137,932	$9,670	$(188,078)	$706,149

	Year Ended December 31, 2016
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$735,354	$136,177	$16,807	$(428,766)	$459,572
Add back:
Selling, general and administrative	165,520	74,048	33,867	352,718	626,153
Cost of revenue adjustments:
Depreciation and amortization(3)	82,963	144,697	21,823	37,870	287,353
Restructuring and other costs(6)	—	—	—	12,660	12,660
Amortization of upfront incentive consideration(4)	55,724	—	—	—	55,724
Stock-based compensation	—	—	—	19,213	19,213
Adjusted Gross Profit	1,039,561	354,922	72,497	(6,305)	1,460,675
Selling, general and administrative	(165,520)	(74,048)	(33,867)	(352,718)	(626,153)
Joint venture equity income	2,780	—	—	—	2,780
Selling, general and administrative adjustments:
Depreciation and amortization(3)	9,809	5,488	1,334	110,002	126,633
Restructuring and other costs(6)	—	—	—	5,626	5,626
Acquisition-related costs(7)	—	—	—	779	779
Litigation costs, net(8)	—	—	—	46,995	46,995
Stock-based compensation	—	—	—	29,311	29,311
Adjusted EBITDA	886,630	286,362	39,964	(166,310)	1,046,646
Less:
Depreciation and amortization(3)	92,772	150,185	23,157	147,872	413,986
Amortization of upfront incentive consideration(4)	55,724	—	—	—	55,724
Acquisition-related amortization(3a)	—	—	—	(143,425)	(143,425)
Adjusted Operating Income (Loss)	$738,134	$136,177	$16,807	$(170,757)	$720,361

	Year Ended December 31, 2015
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$679,045	$134,660	$6,236	$(360,172)	$459,769
Add back:
Selling, general and administrative	156,775	68,730	30,387	301,185	557,077
Cost of revenue adjustments:
Depreciation and amortization(3)	71,003	134,811	16,313	22,408	244,535
Amortization of upfront incentive consideration(4)	43,521	—	—	—	43,521
Stock-based compensation	—	—	—	11,918	11,918
Adjusted Gross Profit	950,344	338,201	52,936	(24,661)	1,316,820
Selling, general and administrative	(156,775)	(68,730)	(30,387)	(301,185)	(557,077)
Joint venture equity income	14,842	—	—	—	14,842
Joint venture intangible amortization(3a)	1,602	—	—	—	1,602
Selling, general and administrative adjustments:
Depreciation and amortization(3)	8,900	5,939	903	91,203	106,945
Restructuring and other costs(6)	—	—	—	9,256	9,256
Acquisition-related costs(7)	—	—	—	14,437	14,437
Litigation costs, net(8)	—	—	—	16,709	16,709
Stock-based compensation	—	—	—	18,053	18,053
Adjusted EBITDA	818,913	275,410	23,452	(176,188)	941,587
Less:
Depreciation and amortization(3)	79,903	140,750	17,216	113,611	351,480
Amortization of upfront incentive consideration(4)	43,521	—	—	—	43,521
Acquisition-related amortization(3a)	1,602	—	—	(108,121)	(106,519)
Adjusted Operating Income (Loss)	$693,887	$134,660	$6,236	$(181,678)	$653,105
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash provided by operating activities	$581,260	$724,797	$678,033	$699,400	$529,207
Cash used in investing activities	(243,026)	(275,259)	(317,525)	(445,808)	(729,041)
Cash (used in) provided by financing activities	(409,721)	(306,506)	(356,780)	(190,025)	93,144

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash provided by operating activities	$581,260	$724,797	$678,033	$699,400	$529,207
Additions to property and equipment	(115,166)	(283,940)	(316,436)	(327,647)	(286,697)
Free Cash Flow	$466,094	$440,857	$361,597	$371,753	$242,510
________________________________
(1)Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interest held in (i) Sabre Travel Network Middle East of 40% and Sabre Seyahat Dagitim Sistemleri A.S. of 40% for all periods presented, (ii) Sabre Travel Network Lanka (Pte) Ltd of 40% beginning in July 2015, and (iii) Sabre Bulgaria of 40% beginning in November 2017.
(2)Impairment and related charges represents an $81 million charge in 2017 associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges for additional information.
(3)Depreciation and amortization expenses:
a.Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date. Also includes amortization of the excess basis in our underlying equity interest in the net assets of SAPPL prior to its acquisition on July 1, 2015.
b.Depreciation and amortization of property and equipment includes software developed for internal use as well as amortization of contract acquisition costs.

c.Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
(4)Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.
(5)In 2019, Other, net, primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. In 2018, we recorded an expense of $5 million related to our liability under the Tax Receivable Agreement ("TRA") and an offsetting gain of $8 million on the sale of an investment. In 2017, we recognized a benefit of $60 million due to a reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate, offset by a loss of $15 million related to debt modification costs associated with a debt refinancing. In 2016, we recognized a gain of $15 million from the sale of our available-for-sale marketable securities, and $6 million gain associated with the receipt of an earn-out payment related to the sale of a business in 2013. In 2015, we recognized a gain of $78 million associated with the remeasurement of our previously-held 35% investment in SAPPL to its fair value and a gain of $12 million related to the settlement of pre-existing agreements between us and SAPPL. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for additional information regarding the TRA.
(6)Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million and $20 million in charges associated with announced actions to reduce our workforce in 2017 and 2016, respectively. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities. In 2015, we recognized a restructuring charge of $9 million associated with the integration of Abacus, and reduced that estimate by $4 million in 2016, as a result of the reevaluation of our plan derived from a shift in timing and strategy of originally contemplated actions. As of December 31, 2018, our actions under these activities were substantially completed and payments under the plans have been made.
(7)Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix, which is anticipated to close in 2020, as well as costs related to the acquisition of Radixx in 2019. In 2016, acquisition-related costs relate to the acquisition of the Trust Group and Airpas Aviation. In 2015, acquisition-related costs relate to the acquisition of Abacus and the Trust Group. See Note 3. Acquisitions, to our consolidated financial statements.
(8)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2019, we recorded the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. In 2018, we recorded non-income tax expense of $4 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. In 2016, we recorded an accrual of $32 million representing the trebling of the jury award plus our estimate of attorneys’ fees, expenses and costs in the US Airways litigation. See Note 16. Commitments and Contingencies, to our consolidated financial statements.
(9)The tax impact on net income adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items. In 2018, the tax impact on net income adjustments includes a benefit of $27 million related to the provisional impact for deferred taxes and foreign tax effects recorded for the enactment of the TCJA in 2017. In 2017, the tax impact on net income adjustments includes a provisional impact of $47 million recognized in the fourth quarter of 2017 as a result of the enactment of the TCJA in December 2017.
(10)In the first quarter of 2016, we adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. For the year ended December 31, 2016, we recognized $35 million in excess tax benefits associated with employee equity-based awards, as a result of the adoption of this standard. There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.
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
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Income as net income attributable to common stockholders adjusted for income (loss) from discontinued operations, net of tax, net income attributable to noncontrolling interests, impairment and related charges, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of net income adjustments.

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
Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Profit and Adjusted EBITDA do not reflect cash requirements for such replacements;
•Adjusted Operating Income (Loss), Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Gross Profit, Adjusted Operating Income (Loss), Adjusted Net Income, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2018 and 2017 and our Cash Flow discussion for the year ended December 31, 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 15, 2019.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus (COVID-19) in January 2020, especially as it relates to air travel to and from Asia. We expect a material impact to our consolidated financial results in the first quarter of 2020. Given the uncertainties surrounding the duration of the outbreak and its impact on global travel, we cannot reasonably estimate the related financial impact to our full-year 2020 financial results; however, we expect the impact will be material.
In 2019, we substantially completed our transition to utilizing the agile development methodology. This method is characterized by a more dynamic development process with iterative activities that involve planning, designing, coding and testing. The agile approach results in more frequent and incremental revisions to software and releases with shorter development cycles that may be less likely to meet the criteria for capitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). In addition, we continue to focus our resources on re-platforming efforts as we continue to move to open source and cloud-based solutions. As expected, these continued investments have reduced our capitalization of certain costs, with a corresponding increase in technology operating expenses.
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd. ("Jet Airways"), suspended flight operations and is now in insolvency proceedings. Our revenue was negatively impacted in 2019, and this negative impact will continue in 2020. This insolvency, coupled with the macroeconomic and geopolitical environment and channel shift related to certain European carriers, has negatively impacted our revenue growth and contributed to reduced growth rates in the GDS industry. We expect this trend to persist into 2020. In addition, our revenue was negatively impacted in 2019 from the effects of the 737 MAX incident on one particular carrier, and we expect this negative impact will continue in 2020. Finally, for Airline Solutions, Pakistan International Airlines Corporation, Bangkok Airways Public Company Limited, and Philippine Airlines, Inc. (the "Transitioned Customers"), previously made decisions in 2018 to transition from our services, which will dilute our growth rates on a year-over-year basis. Pakistan International Airlines, Philippine Airlines, and Bangkok Airways Public Company Limited transitioned in September 2018, March 2019, and August 2019, respectively.
On October 15, 2019, we acquired Radixx, a leading airline retailing software provider for $110 million, utilizing cash on hand. Radixx is being integrated and is managed as a part of our Airline Solutions segment.
We announced on November 14, 2018 that we have entered into an agreement to purchase Farelogix, a travel industry innovator in the airline information technology and distribution landscape for $360 million, which will be funded at closing by cash on hand and borrowings under our Revolver. On August 20, 2019, the DOJ filed a complaint seeking a permanent injunction to prevent the acquisition. The trial concluded on February 6, 2020 and the trial court has not yet issued its decision. In addition, the CMA has referred its review of the acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. See Item 3. Legal Proceedings. There can be no assurance that the acquisition will occur on these terms or at all. We have incurred and expect to continue to incur significant fees associated with this acquisition, including for the items discussed above, which are included in general and administrative expense.
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
During the year ended December 31, 2018, we recorded final adjustments to our provisional amounts recognized related to the TCJA, resulting in a decrease in our provision for income taxes from continuing operations of $27 million for deferred tax assets and foreign tax effects (see Note 7. Income Taxes, to our consolidated financial statements).
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
Technology transformation and change in mix of technology spend
We expect to further enable our technology transformation with incremental investments of approximately $150 million in 2020 and continued investment over the next few years which will have a material impact on our financial results. We expect to continue to make significant investments in our re-platforming efforts to open source and cloud-based solutions, as previously disclosed, with the goal of modernizing our architecture, driving efficiency in development and ongoing technology costs, further enhancing the stability and security of our network, and complying with data privacy regulations, and in next-generation retailing capabilities, including NDC and personalized offers, LCC, and full-service hotel PMS offerings. In 2020, we expect total capital expenditures to range from $80 million to $120 million.
Upon completion of our technology transformation in 2024, we expect to benefit from lower cloud infrastructure costs and higher margins. We believe that continued investment in our technology will help to provide us the necessary framework and infrastructure for a secure and stable architecture for our customers, grow our addressable market, provide new revenue opportunities, reduce costs and will help to improve sales of our software solutions. However, there are various risks associated with our technology transformation efforts, including not achieving the amount of anticipated cost savings, not completing the steps during their current projected time frame, or changing the approach leading to, among other things, additional changes in our mix of technology spend between operating expense and capitalization.
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
This consideration grew in the double digits on a per booking basis in 2017 and 2018 due to higher incentives in certain geographical markets and from new customer conversions and reverted to single-digit growth in 2019. We expect continued single-digit growth in the near term due to our focus on managing incentive consideration. Although incentive rate increases may continue to impact margins, we expect these increases to be more than offset by growth in Travel Network revenue. This expectation is based in part on our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Historically, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems. The shift from a model with initial license fees to one with recurring monthly fees associated with our SaaS and hosted solutions, has resulted in an ongoing revenue stream based on the number of passengers boarded. However, under the SaaS and hosted solutions revenue model, revenue recognition may be delayed due to longer implementation schedules for larger suppliers. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.
Recent insolvencies of certain Airline Solutions customers
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways suspended flight operations and is now in insolvency proceedings. Our revenue was negatively impacted in 2019 which will continue in 2020.
In addition, future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and lower growth in Passengers Boarded due to delayed or uncertain implementations and insolvencies of airline carriers, such as Alitalia Compagnia Aerea Italiana S.p.A. operating as Alitalia (“Alitalia”), that implemented our services in the fourth quarter of

2016. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
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
Geographic mix of Travel Network
There are structural differences between the geographies in which we operate. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. By growing internationally with our TMCs and OTAs customers and expanding the travel content available on our GDS to target regional traveler preferences, we anticipate that we will grow share in North America, Europe and Latin America. We invest for sustainable share growth, and in certain parts of Asia-Pacific and Latin America, our share may be impacted by travel agency deals we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below:

	Year Ended December 31,
	2019	2018

Direct Billable Bookings (1):
North America	55%	53%
APAC	20%	21%
EMEA	16%	17%
Latin America	9%	9%
Total	100%	100%
________________________________________________________________________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Network to measure operating performance and includes bookings made through our GDS and through our joint venture partners in cases where we are paid directly by the travel supplier.
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
Increasing importance of LCC/hybrids
Low-cost carriers and hybrid carriers ("LCC/hybrids") have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired. On October 15, 2019, we acquired Radixx, an airline retailing software provider whose signature products are a LCC passenger service system and internet booking engine. We expect to make additional investments to address the LCC space.

Continued focus by travel suppliers on cost cutting and exerting influence over distribution
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. Airline consolidations, pricing pressure during contract renegotiations and the use of direct distribution may continue to subject our business to challenges. The shift from indirect distribution channels, such as our GDS, to direct distribution channels, may result from increased content availability on supplier operated websites or from increased participation of meta search engines, such as Kayak and Google, which direct consumers to supplier operated websites. This trend may adversely affect our Travel Network contract renegotiations with suppliers that use alternative distribution channels. For example, airlines may withhold part of their content for distribution exclusively through their own direct distribution channels or offer more attractive terms for content available through those direct channels. This occurred in 2018 when certain European carriers began to withhold part of their content from our GDS to make use of alternative distribution channels, which may adversely affect our future revenue growth. However, in North America, which is our largest region, the rate at which bookings have shifted from indirect to direct distribution channels has been relatively consistent for a number of reasons, including the increased participation of LCC/hybrids in direct channels. Over the last several years, notable carriers that previously only distributed directly, including JetBlue, Norwegian and Interjet, have adopted our GDS. Other carriers such as EVA Airways, and Virgin Australia have further increased their participation in a GDS. Conversely, Air India, Ltd. fully migrated from our GDS during 2019.
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
In connection with the adoption of ASC 606 effective January 1, 2018, Airline Solutions license fees are recognized upon delivery, while ongoing maintenance services are recognized ratably over the life of the contract. In addition, the allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, may be impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. See Note 2. Revenue from Contracts with Customers, to our consolidated financial statements, and "—Recent Developments Affecting our Results of Operations" above. Revenue may occasionally include amounts from transactions that were partially or fully satisfied in previous periods, but recognized upon the resolution of an uncertainty regarding the amounts involved or changes in estimates.
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
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of capitalized implementation costs which relates to Airline Solutions and Hospitality Solutions, intangible assets for technology purchased through acquisitions or established with our take private transaction in 2007, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.

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
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our joint venture partners in cases where we are paid directly by the travel supplier. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and hosted revenue from recurring usage-based fees. The primary metric utilized by Hospitality Solutions is booking transactions processed through the SynXis Central Reservations System. These key metrics allow management to analyze customer volume over time for each of our three business segments to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2019	2018	2017	2019	2018
Travel Network
Direct Billable Bookings - Air	499,111	491,820	462,381	1.5%	6.4%
Direct Billable Bookings - LGS	67,197	66,454	62,443	1.1%	6.4%
Total Direct Billable Bookings	566,308	558,274	524,824	1.4%	6.4%
Airline Solutions Passengers Boarded	741,107	752,548	772,149	(1.5)%	(2.5)%
Hospitality Solutions Central Reservations System Transactions	108,482	88,655	N/A	22.4%	N/A

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$3,974,988	$3,866,956	$3,598,484
Cost of revenue	3,035,003	2,791,414	2,513,857
Selling, general and administrative	576,568	513,526	510,075
Impairment and related charges	—	—	81,112
Operating income	363,417	562,016	493,440
Interest expense, net	(156,391)	(157,017)	(153,925)
Loss on extinguishment of debt	—	(633)	(1,012)
Joint venture equity income	2,044	2,556	2,580
Other income, net	(9,432)	(8,509)	36,530
Income from continuing operations before income taxes	199,638	398,413	377,613
Provision for income taxes	35,326	57,492	128,037
Income from continuing operations	$164,312	$340,921	$249,576

Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$2,882,662	$2,806,194	$76,468	3%
Airline Solutions	840,338	822,747	17,591	2%
Hospitality Solutions	292,880	273,079	19,801	7%
Total segment revenue	4,015,880	3,902,020	113,860	3%
Eliminations	(40,892)	(35,064)	(5,828)	17%
Total revenue	$3,974,988	$3,866,956	$108,032	3%
Travel Network—Revenue increased $76 million, or 3%, for the year ended December 31, 2019 compared to the prior year, primarily due to an increase in transaction-based revenue of $75 million to $2,709 million. The increase in revenue primarily resulted from a 1% increase in Direct Billable Bookings to 566 million and growth in the average booking fee rate during the year ended December 31, 2019 due to a discrete shift in the distribution pricing structure for specific European carriers and favorable mix primarily resulting from growth in hotel bookings which have a higher rate.
Airline Solutions—Revenue increased $18 million, or 2%, for the year ended December 31, 2019 compared to the prior year. The $18 million increase in revenue primarily resulted from:
•a $13 million increase in AirVision and AirCentre commercial and operations solutions revenue primarily driven by license fee revenue from new implementations recognized upon delivery to the customer as well as an increase in revenue related to services and new implementations; and
•a $5 million increase in Reservation revenue for the year ended December 31, 2019 compared to the prior year primarily driven by the acquisition of Radixx and organic growth in our existing customer base. This increase was partially offset by a decrease in the volume of Passengers Boarded, which declined 2% to 741 million for the year ended December 31, 2019, driven by the demigration of the Transitioned Customers as well as the impact of Jet Airways' insolvency and the impact of the 737 Max incident on a particular customer.
Hospitality Solutions—Revenue increased $20 million, or 7%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by growth in SynXis Software and Services Revenue of $17 million, or 7%, due to an increase in transaction volumes of 22% to 108 million, which includes the migration of certain brands of Wyndham Hotels over the first half of 2018 and early 2019. The migration of these enterprise hotel brands reduced the average rate of our transaction revenue for the year ended December 31, 2019 versus the prior year. Additionally, DX service revenue increased $3 million.
Cost of Revenue

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Travel Network	$1,865,968	$1,708,142	$157,826	9%
Airline Solutions	513,729	467,668	46,061	10%
Hospitality Solutions	228,037	189,746	38,291	20%
Eliminations	(40,879)	(35,065)	(5,814)	17%
Total segment cost of revenue	2,566,855	2,330,491	236,364	10%
Corporate	44,324	41,648	2,676	6%
Depreciation and amortization	340,889	341,653	(764)	—%
Amortization of upfront incentive consideration	82,935	77,622	5,313	7%
Total cost of revenue	$3,035,003	$2,791,414	$243,589	9%
Travel Network—Cost of revenue increased $158 million, or 9%, for the year ended December 31, 2019 compared to the prior year, partially as a result of a $71 million increase in incentive consideration primarily due to volume growth in North America bookings as well as rate increases across all regions. The increase is also driven by a $69 million increase in labor costs and a $19 million increase in technology expenditures, both driven by the execution of our technology strategy, including cloud migration, mainframe offload and utilization of agile development methods, which increases the expensed portion of our total technology spend.
Airline Solutions—Cost of revenue increased $46 million, or 10%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily a result of a $62 million increase in labor costs and a $7 million increase in technology expenditures, both driven by the execution of our technology strategy, including cloud migration, mainframe offload and utilization of agile development methods, which increases the expensed portion of our total technology spend. The increase was partially offset by a reduction in non-development labor costs and benefits-related costs of $23 million.

Hospitality Solutions—Cost of revenue increased $38 million, or 20%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by a $28 million increase in labor costs and a $4 million increase in technology expenditures, both driven by the execution of our technology strategy, including cloud migration, mainframe offload and utilization of agile development methods, which increases the expensed portion of our total technology spend. Additionally, transaction-related costs increased by $14 million to support the growth of our business. These increases were partially offset by an $8 million reduction in non-development labor costs.
Corporate—Cost of revenue associated with corporate costs increased $3 million, or 6%, for the year ended December 31, 2019 compared to the prior year. This increase was primarily driven by an increase in labor costs resulting from the shift to open source and cloud-based solutions as well as an increase in non-development headcount-related expenses.
Depreciation and amortization—Depreciation and amortization decreased $1 million for the year ended December 31, 2019 compared to the prior year. The decrease was primarily due to customer implementations that became fully amortized during the year, partially offset by additional depreciation related to the completion of software developed for internal use.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $5 million, or 7%, for the year ended December 31, 2019 compared to the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Selling, general and administrative	$576,568	$513,526	$63,042	12%
Selling, general and administrative expenses increased by $63 million, or 12%, for the year ended December 31, 2019 compared to the prior year, primarily driven by an increase in our legal costs associated with the potential acquisition of Farelogix of $41 million, an increase in labor costs of $24 million, an increase in technology costs of $14 million related to strategic investments in cybersecurity and corporate systems, an increase in bad debt expense of $13 million, and an increase in other antitrust litigation expenses of $3 million. The increase was partially offset by the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 16. Commitments and Contingencies, to our consolidated financial statements for further information.
Provision for Income Taxes

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Provision for income taxes	$35,326	$57,492	$(22,166)	(39)%
Our effective tax rate for the year ended December 31, 2019 and 2018 was 17.7% and 14.4%, respectively. The increase in the effective tax rate for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to the impact of 2018 adjustments related to the enactment of the TCJA for deferred taxes and foreign tax effects of $27 million and, in 2019, an unfavorable impact of our geographic mix of taxable income, partially offset by an increase in net favorable U.S. tax permanent differences and certain tax credits and incentives.
The differences between our effective tax rate and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million Revolver (see “—Senior Secured Credit Facilities ”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of December 31, 2019 and 2018, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$436,176	$509,265
Available balance under the Revolver	388,396	385,335
Reductions to the Revolver:
Revolver outstanding balance	—	—
Outstanding letters of credit	11,604	14,665
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2019 and 2018.
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider these undistributed earnings to be indefinitely reinvested as of December 31, 2019, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2019, and have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, make payments under the TRA, pay taxes, and service our debt and other long-term liabilities. On October 15, 2019, we acquired Radixx for $110 million utilizing cash on hand. In addition, we have entered into an agreement to purchase Farelogix for $360 million, which will be funded at closing by cash on hand and borrowings under our Revolver. Under the acquisition agreement, as amended, we have agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $20 million for the year ended December 31, 2019. These advances will be applied against the purchase price upon closing. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020. We could be obligated to pay Farelogix up to an additional $25 million, either in the form of additional advances or in the form of a termination fee depending on the circumstances.
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
We believe that cash flows from operations, cash and cash equivalents on hand and our Revolver provide adequate liquidity for our operational and capital expenditures and other obligations over the next twelve months, as well as funding our acquisition of Farelogix. We are reviewing opportunities to refinance Term Loan A, Term Loan B, and our Revolver, depending on market conditions. This refinancing may include a debt issuance, a reallocation between Term Loan A and Term Loan B and an extension of the maturity date of Term Loan A and our revolver. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt including debt offerings to pay down a portion of our outstanding debt. We funded TRA payments of $72 million, $74 million, and $60 million, including interest, due in January 2020, January 2019 and January 2018, respectively, with cash on hand.

As of December 31, 2018 we have utilized substantially all of our U.S. federal net operating loss carryforwards and a portion of our available U.S. federal tax credits. As a result, we expect an increase in the amount of our cash taxes in future years, beginning in 2020.
Dividends
During the year ended December 31, 2019, we paid quarterly cash dividends on our common stock totaling $154 million and expect to continue to pay quarterly cash dividends thereafter. Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2020 to stockholders of record as of March 20, 2020. We funded the 2019 dividends, and intend to fund any future dividends, from cash generated from our operations. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See “Risk Factors—Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
Recent Events Impacting Our Liquidity and Capital Resources
Term Facility Amendment
On March 2, 2018, Sabre GLBL entered into a Fifth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement to refinance and modify the terms of the Term Loan B, resulting in a reduction of the applicable margins for the Term Loan B to 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. We incurred no additional indebtedness as a result of this transaction and incurred $2 million in financing fees recorded within Other, net and a $1 million loss extinguishment of debt in our consolidated results of operations for the year ended December 31, 2018.
Secondary Public Offerings
During the year ended December 31, 2018, certain of our stockholders sold an aggregate of 69,304,636 shares of our common stock through secondary public offerings. We did not offer any shares or receive any proceeds from these secondary public offerings. Following the secondary public offering of approximately 23,304,636 shares of common stock during the fourth quarter of 2018, stockholders affiliated with TPG Global, LLC ("TPG") and Silver Lake Management Company II, L.L.C. ("Silver Lake") no longer held any shares of our common stock.
Share Repurchase Program
In February 2017, our Board approved a $500 million multi-year Share Repurchase Program. Repurchases under the program may take place in the open market or privately negotiated transactions, or otherwise. Approximately $287 million remains authorized for repurchase under the Share Repurchase Program as of December 31, 2019. For the year ended December 31, 2019, we repurchased 3,673,768 shares totaling $78 million pursuant to this Share Repurchase Program. There were no shares repurchased during the fourth quarter of 2019.
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
On February 22, 2017, Sabre GLBL entered into a Third Incremental Term Facility Amendment to our Amended and Restated Credit Agreement (the “2017 Term Facility Amendment”). The new agreement replaced the 2013 Term Loan B, 2013 Term Loan C, and 2013 Incremental Term Loan Facility with a single class of term loan (the "2017 Term Loan B") with an aggregate principal amount of $1,900 million maturing on February 22, 2024. The proceeds of $1,898 million, net of $2 million discount on the 2017 Term Loan B, were used to pay off approximately $1,761 million of all existing classes of outstanding term loans (other than the 2016 Term Loan A), pay related accrued interest and pay $12 million in associated financing fees, which were recorded as debt modification costs in Other, net in the consolidated statement of operations during the three months ended March 31, 2017. The remaining proceeds of the 2017 Term Loan B were used to pay off approximately $80 million of Sabre’s outstanding mortgage on its corporate headquarters on March 31, 2017 and for other general corporate purposes. Unamortized debt issuance costs and discount related to existing classes of outstanding term loans prior to the 2017 Term

Facility Amendment of $9 million and $3 million, respectively, will continue to be amortized over the remaining term of the 2017 Term Loan B along with the Term Loan B discount of $2 million. See Note 9. Derivatives, to our consolidated financial statements for information regarding the discontinuation of hedge accounting related to our existing interest rate swaps as a result of the 2017 Term Facility Amendment.
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
We had no balance outstanding under the Revolver as of December 31, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of December 31, 2019 and December 31, 2018, respectively, which reduced our overall credit capacity under the Revolver.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of December 31, 2019 we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2018, we were not required to make an excess cash flow payment in 2019, and no excess cash flow payment was required in 2020 with respect to our results for the year ended December 31, 2019. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the "Pre-IPO Existing Stockholders") the right to receive future payments from us equal to 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offerings, including NOLs, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the "Pre-IPO Tax Assets"). In connection with the TRA, we made payments, including interest, of $72 million in January 2020, $30 million in April 2019, and $74 million, $60 million and $101 million in January 2019, 2018 and 2017, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.

Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards, trends, and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications, and reservation systems. Additionally, we rely on other third-party providers, including DXC, Amazon Web Services, Inc., Google Cloud, and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $1,034 million, $999 million, and $940 million for the years ended December 31, 2019, 2018, and 2017 respectively. These amounts include hosting, third-party software and expensed research and development costs of $945 million, $744 million, and $675 million for the years ended December 31, 2019, 2018, and 2017, respectively, and capitalized software development expenditures of $89 million, $256 million, and $264 million for these respective periods. This definition of total technology expenditures does not include computer equipment or other property, plant, and equipment. See "Factors Affecting Our Results—Technology transformation and change in mix of technology spend."
Cash Flows
Operating Activities
Cash provided by operating activities for the year ended December 31, 2019 was $581 million and consisted of net income from continuing operations of $164 million, adjustments for non-cash and other items of $568 million and a decrease in cash from changes in operating assets and liabilities of $151 million. The adjustments for non-cash and other items consist primarily of $415 million of depreciation and amortization, $83 million in amortization of upfront incentive consideration, $67 million of stock-based compensation expense, $23 million of deferred income taxes, and $21 million allowance for doubtful accounts. The decrease in cash from changes in operating assets and liabilities of $151 million was primarily the result of $71 million used for upfront incentive consideration, $34 million increase in accounts receivable, $29 million used for capitalized implementation costs, $27 million decrease in accounts payable, $17 million decrease in accrued compensation and related benefits, and a $12 million decrease in deferred revenues. These decreases were partially offset by a decrease of $39 million in other assets and a decrease of $1 million in prepaid expenses and other current assets.
Cash provided by operating activities for the year ended December 31, 2018 was $725 million and consisted of net income from continuing operations of $341 million, adjustments for non-cash and other items of $607 million and a decrease in cash from changes in operating assets and liabilities of $223 million. The adjustments for non-cash and other items consist primarily of $413 million of depreciation and amortization, $78 million in amortization of upfront incentive consideration, $57 million of stock-based compensation expense, and $43 million of deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $223 million was primarily the result of $89 million used for upfront incentive consideration, a $75 million increase in accounts receivable, $39 million used for capitalized implementation costs, a $30 million increase in other assets, a $27 million decrease in accounts payable, and a $15 million decrease in accrued compensation and related benefits. These decreases were partially offset by the receipt of $29 million from an insurance settlement, an increase of $8 million in deferred revenues, and a decrease of $14 million in prepaid expenses and other current assets.
Investing Activities
For the year ended December 31, 2019, we used cash of $243 million in investing activities, including $107 million used in the acquisition of Radixx, net of cash acquired, and $89 million related to software developed for internal use. Additionally, we used cash of $20 million as an advance of purchase price to Farelogix for certain attorneys' fees. See "—Liquidity Outlook" above for additional information on the Farelogix acquisition agreement.
For the year ended December 31, 2018, we used cash of $284 million on capital expenditures, which includes capitalized software development of $256 million, consisting of $252 million related to software developed for internal use and $4 million for development of on-premise licensed products.
Financing Activities
For the year ended December 31, 2019, we used $410 million for financing activities. Significant highlights of our financing activities included:
•payment of $154 million in dividends on our common stock;
•payment of $45 million on our revolving credit facility and $62 million on our Term Loan A and Term Loan B, offset by proceeds of $45 million from borrowings on our revolving credit facility;
•annual payment on the TRA liability for $101 million, excluding interest;
•repurchase of 3,673,768 shares of our common stock outstanding totaling $78 million; and

•net payments of $6 million from the settlement of employee stock-based awards, including $7 million in proceeds from the exercise of employee stock options, net of payments for $13 million in income tax withholdings associated with the settlement of employee stock-based awards.
For the year ended December 31, 2018, we used $307 million for financing activities. Significant highlights of our financing activities included:
•payment of $154 million in dividends on our common stock;
•second annual payment in January 2018 on the TRA liability for $59 million, excluding interest;
•payment of $47 million on our Term Loan A and Term Loan B and $2 million in debt issuance and modification costs;
•repurchase of 1,075,255 shares of our common stock outstanding totaling $26 million; and
•receipt of net proceeds totaling $2 million from the settlement of employee stock-option awards, including a payment of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.
Discontinued Travelocity Business
Cash flows used in discontinued operating activities were $2 million, $2 million, and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The cash flows used by discontinued operations for the year ended December 31, 2019, 2018 and 2017, primarily resulted from expenses associated with legal contingencies related to hotel occupancy taxes.
Contractual Obligations
As of December 31, 2019, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Total debt(1)	$228,408	$218,621	$515,805	$1,154,811	$1,777,790	$—	$3,895,435
Operating lease obligations(2)	26,972	21,008	17,564	14,127	12,681	31,651	124,003
IT outsourcing agreement(3)	139,870	125,797	107,653	357,287	—	1,500,000	2,230,607
Purchase obligations(4)	187,011	49,930	37,930	20,095	16,072	36,000	347,038
Letters of credit(5)	7,135	2,549	1,920	—	—	—	11,604
Unrecognized tax benefits(6)	—	—	—	—	—	80,933	80,933
Tax Receivable Agreement(7)	71,958	—	—	—	—	—	71,958
Total contractual cash obligations(8)	$661,354	$417,905	$680,872	$1,546,320	$1,806,543	$1,648,584	$6,761,578
_______________________
(1)Includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2023 and finance lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 8. Debt, to our consolidated financial statements.
(2)We lease approximately 1.6 million square feet of office space in 93 locations in 48 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 50 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt. Also includes future minimum payment obligations for an operating lease commencing in the first quarter of 2020. See Note 11. Leases to our consolidated financial statements.
(3)Represents minimum amounts due to DXC under the terms of an outsourcing agreement through which DXC manages a significant portion of our information technology systems. Also reflects minimum amounts due under an information technology agreement entered into during the first quarter of 2020. Actual payments may vary significantly from the minimum amounts presented.
(4)Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2019. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(5)Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue in the normal course of business. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any standby letters of credit during the years ended December 31, 2019, 2018 and 2017.
(6)Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.
(7)We made payments, including interest, of $72 million in January 2020. See Note 7. Income Taxes, to our consolidated financial statements and “Liquidity and Capital Resources—Tax Receivable Agreement.”
(8)Excludes pension obligations, see Note 15. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2019, 2018 and 2017.
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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs, (v) judgments in capitalization of software developed for internal use, and (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue recognition from our Airline Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
The professional and implementation services are generally performed in the early stages of the agreements. Access to our GDS is provided over the full term of the contract. Software solutions through SaaS and hosted delivery are often not provided until implementation services are completed. We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, access to our GDS and our professional service fees are separated from the implementation and software hosting services. We account for separate performance obligations on an individual basis with value assigned to each performance obligation based on our best estimate of relative standalone selling price ("SSP"). Judgment is required to determine the SSP for each distinct performance obligation. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed calendar year to determine the range of selling prices applicable to a distinct good or service. In making these judgments, we analyze various factors, including discounting practices, price lists, contract prices, value differentiators, customer segmentation and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our market strategies evolve, we may modify pricing practices in the future which could result in changes to SSP.

Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the year ended December 31, 2019, we did not impair any of these assets as a result of the related contracts becoming uncollectable, modified or canceled. See Note 4. Impairment and Related Charges regarding 2017 impairments. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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

Goodwill and Long-Lived Assets
Goodwill was assigned to each reporting unit based on that reporting unit’s percentage of enterprise value as of the date of the acquisition of Sabre Corporation by TPG and Silver Lake plus goodwill associated with acquisitions since that time. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. Goodwill related to our reporting units totaled $2.6 billion as of December 31, 2019.
We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
We did not record any goodwill impairment charges for the years ended December 31, 2019, 2018 and 2017. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of the reporting units. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. As of December 31, 2019, the fair value exceeded the carrying value for each of our three reporting units by more than 10%.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2019, 2018 and 2017.
The most significant assumptions used in the discounted cash flows calculation to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) annual cash flow projections. See Note 10. Fair Value Measurements, to our consolidated financial statements.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. For the year ended December 31, 2019, we recorded $2 million in impairments associated with unrecoverable amounts in capitalized implementation costs. During the year ended December 31, 2018, we recorded $4 million in impairments associated with unrecoverable amounts in capitalized implementation costs. During the year ended December 31, 2017, given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with a customer in our Airline Solutions business, we assessed recoverability of all balances with the customer which resulted in an impairment charge totaling $81 million, which included related capitalized implementation costs. See Note 4. Impairment and Related Charges, to our consolidated financial statements for additional information.
Capitalized Software Developed for Internal Use
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use during the application development stage. Costs related to preliminary and post project development activities are expensed as incurred. When determining whether applicable costs qualify for capitalization, we use judgment in distinguishing between the preliminary project and application development stages of the project and in determining whether these costs result in additional functionality for existing internal use software. In 2019, our development teams substantially completed the transition to utilizing the agile development methodology, which is characterized by a more dynamic development process with iterative activities that involve planning, design, coding and testing. This methodology requires additional review of the stages to ensure the applicable criteria are met for capitalization and may be less likely to meet the criteria for capitalization. As we expected, this transition towards implementing this methodology reduced our capitalization of certain costs with a corresponding increase in our product and technology operating expenses. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred.
During the years ended December 31, 2019, 2018 and 2017, we capitalized $89 million, $252 million, and $251 million, respectively, related to software developed for internal use.
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
We believe that it is more likely than not that the benefit from certain non-U.S. deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on the non-U.S. deferred tax assets of our lastminute.com and other non-US subsidiaries of $33 million and $55 million as of December 31, 2019 and 2018, respectively. Also it is more likely than not that the benefit from certain U.S. state deferred tax assets will not be realized. As a result, we established and maintain a valuation allowance on these U.S. state deferred tax assets of $5 million and $4 million as of December 31, 2019 and 2018, respectively. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2019 and 2018, we had a liability, including interest and penalty, of $81 million and $93 million, respectively, for unrecognized tax benefits, of which $63 million and $74 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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

Interest Rate Risk
As of December 31, 2019, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured debt and our borrowings on our Revolver. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2019, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
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
Interest rate swaps outstanding at December 31, 2019 and matured during the years ended December 31, 2019, 2018 and 2017 are as follows:

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
(1)Subject to a 1% floor.
(2)Subject to a 0% floor.
(3)As of February 22, 2017.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 0% floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a liability of $15 million and an asset of $4 million at December 31, 2019 and 2018, respectively.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2018, foreign currency operations included $264 million of revenue and $583 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively.

The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Russia Ruble. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% of our operating expenses for each of the years ended December 31, 2019 and 2018, respectively. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, the Singaporean Dollar, and the Swedish Krona. Additionally, approximately 42% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
The notional amounts of our forward contracts totaled $217 million at December 31, 2019. The forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. The fair value of these forward contracts is $2 million in prepaid expenses and other current assets and $4 million in other accrued liabilities included in as of December 31, 2019 and December 31, 2018, respectively, in our consolidated balance sheets.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. Net translation losses recognized in other comprehensive income were $2 million and $4 million for the years ended December 31, 2019 and 2018, respectively, and net translation gains recognized in other comprehensive income totaled $13 million for the year ended December 31, 2017.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2019 and 2018, approximately $375 million, or 82%, and $334 million, or 81%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House and other similar clearing houses (“ACH”).
As of December 31, 2019, 2018 and 2017, approximately 59%, 61%, and 81%, respectively, of our air customers make payments through the ACH which accounts for approximately 89%, 94% and 95%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalization of Software Development Costs
Description of the Matter
For the year ended December 31, 2019, the Company capitalized $89 million of software development costs for internal use. As discussed in Note 1 of the financial statements, the Company capitalizes certain internal and external costs associated with developing its infrastructure, software applications and reservation systems.

Auditing management’s capitalization of software development costs for internal use was complex and challenging due to the judgment involved in assessing qualification for cost capitalization in accordance with applicable accounting standards. This is specifically judgmental as it relates to determining the development stage of the project and whether the development costs incurred result in significant additional functionality, which is capitalized, or are ongoing maintenance activities, which are expensed.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to the Company’s process for determining whether software development costs incurred qualify for capitalization. For example, we tested controls over management’s evaluation of the project stages and its assessment whether the associated costs resulted in significant additional functionality for existing internal use software.

Our audit procedures also included, among others, testing a sample of development costs through inspection of project plan documentation and making inquiries of the project management team to assess the nature of the development costs and the respective stage of the project. We also reconciled amounts capitalized to payroll information.

Measurement of Airline Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $840 million of revenue in the Airline Solutions (“AS”) segment. AS customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation. Contracts with variable consideration may require forecasts over the term of the contract to determine the appropriate rate used to recognize revenue.

Auditing management’s recognition of AS revenue was complex and involved a high degree of judgment because of the significant management judgments and estimates required to identify the distinct performance obligations, estimate and allocate contract consideration and determine the rate used to recognize revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for recognizing AS revenue, including management’s review of the significant judgments and estimates used in the identification of distinct performance obligations, the estimation and allocation of amounts to each performance obligation, and the determination of the rate used to recognize revenue.

Our audit procedures also included, among others, testing management’s identification of the distinct performance obligations based on terms in the contracts and the Company’s policies. Our procedures also included testing the judgments and estimates used to determine the rate to recognize revenue based on the contractual minimums, tiered pricing and other discounts. To test the calculation of the amount of consideration allocated to each distinct performance obligation, we performed procedures to test management’s judgments and assumptions related to the allocation of consideration to each distinct performance obligation and performed sensitivity analyses to evaluate how these assumptions affect the amount of revenue recognized. Our procedures included an evaluation of the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation of revenue recognized. We have also evaluated the adequacy of the Company’s AS revenue disclosures included in Note 2 in relation to these revenue recognition matters.

Uncertain Tax Positions
Description of the Matter	As discussed in Note 7 of the financial statements, the Company operates in the United States and multiple international jurisdictions in which the taxing authorities may challenge income tax positions. Because the matters challenged by the taxing authorities are typically complex and open to subjective interpretation, their ultimate outcome may differ from the amounts recognized. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2019, the Company accrued liabilities of $81 million for uncertain tax positions, including penalties and interest.

Auditing Management’s analysis of the Company’s uncertain tax positions involved significant auditor judgment and use of tax professionals with specialized skills and knowledge to evaluate the Company’s interpretation of, and compliance with, tax laws across its multiple subsidiaries located in multiple taxing jurisdictions. Each tax position involves unique facts and circumstances that must be evaluated, and there may be many uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity. In addition, a higher degree of auditor judgment was required to evaluate the Company’s measurement of the largest amount of benefit, considered on a cumulative probability basis, which is more likely than not to be realized upon settlement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification, recognition and measurement of uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations for uncertain tax positions.

We involved our tax professionals to assess the technical merits and the amount of the benefit recognized related to the Company’s tax positions. Our procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. We also inspected correspondence, assessments and settlements with the relevant tax authorities. In addition, we evaluated income tax opinions or other third-party advice obtained by the Company in relation to specific income tax law. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 7 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2020

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$3,974,988	$3,866,956	$3,598,484
Cost of revenue	3,035,003	2,791,414	2,513,857
Selling, general and administrative	576,568	513,526	510,075
Impairment and related charges	—	—	81,112
Operating income	363,417	562,016	493,440
Other (expense) income:
Interest expense, net	(156,391)	(157,017)	(153,925)
Loss on extinguishment of debt	—	(633)	(1,012)
Joint venture equity income	2,044	2,556	2,580
Other, net	(9,432)	(8,509)	36,530
Total other expense, net	(163,779)	(163,603)	(115,827)
Income from continuing operations before income taxes	199,638	398,413	377,613
Provision for income taxes	35,326	57,492	128,037
Income from continuing operations	164,312	340,921	249,576
(Loss) Income from discontinued operations, net of tax	(1,766)	1,739	(1,932)
Net income	162,546	342,660	247,644
Net income attributable to noncontrolling interests	3,954	5,129	5,113
Net income attributable to common stockholders	$158,592	$337,531	$242,531

Basic net income per share attributable to common stockholders:
Income from continuing operations	$0.58	$1.22	$0.88
(Loss) Income from discontinued operations	(0.01)	0.01	(0.01)
Net income per common share	$0.57	$1.23	$0.87
Diluted net income per share attributable to common stockholders:
Income from continuing operations	$0.58	$1.21	$0.88
(Loss) Income from discontinued operations	(0.01)	0.01	(0.01)
Net income per common share	$0.57	$1.22	$0.87
Weighted-average common shares outstanding:
Basic	274,168	275,235	276,893
Diluted	276,217	277,518	278,320

Dividend per common share	$0.56	$0.56	$0.56
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$162,546	$342,660	$247,644
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (“CTA”)	(1,946)	(3,651)	13,136
Retirement-related benefit plans:
Net actuarial loss, net of taxes of $2,379, $6,223 and $386	(8,269)	(19,143)	(852)
Amortization of prior service credits, net of taxes of $321, $321 and $517	(1,111)	(1,112)	(915)
Amortization of actuarial losses, net of taxes of $(1,400), $(1,624) and $(2,336)	5,421	5,739	4,181
Net change in retirement-related benefit plans, net of tax	(3,959)	(14,516)	2,414
Derivatives and available-for-sale securities:
Unrealized (losses) gains, net of taxes of $4,497, $1,474 and $(5,989)	(15,217)	(6,842)	16,068
Reclassification adjustment for realized gains, net of taxes of $(1,469), $(1,248) and $(1,005)	5,507	3,677	2,082
Net change in derivatives and available for sale securities, net of tax	(9,710)	(3,165)	18,150
Share of other comprehensive (loss) income of joint venture	(967)	(635)	615
Other comprehensive (loss) income	(16,582)	(21,967)	34,315
Comprehensive income	145,964	320,693	281,959
Less: Comprehensive income attributable to noncontrolling interests	(3,954)	(5,129)	(5,113)
Comprehensive income attributable to Sabre Corporation	$142,010	$315,564	$276,846
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$436,176	$509,265
Accounts receivable, net	546,533	508,122
Prepaid expenses and other current assets	139,211	170,243
Total current assets	1,121,920	1,187,630
Property and equipment, net	641,722	790,372
Investments in joint ventures	27,494	27,769
Goodwill	2,633,251	2,552,369
Acquired customer relationships, net	311,015	323,731
Other intangible assets, net	262,638	289,517
Deferred income taxes	21,812	24,322
Other assets, net	670,105	610,671
Total assets	$5,689,957	$5,806,381

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$187,187	$165,227
Accrued compensation and related benefits	94,368	112,866
Accrued subscriber incentives	316,254	301,530
Deferred revenues	84,661	80,902
Other accrued liabilities	189,548	185,178
Current portion of debt	81,614	68,435
Tax Receivable Agreement	71,911	104,257
Total current liabilities	1,025,543	1,018,395
Deferred income taxes	107,402	135,753
Other noncurrent liabilities	347,522	340,495
Long-term debt	3,261,821	3,337,467
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock: $0.01 par value; 450,000 authorized shares; 294,319 and 291,664 shares issued, 273,733 and 275,352 shares outstanding at December 31, 2019 and 2018, respectively	2,943	2,917
Additional paid-in capital	2,317,544	2,243,419
Treasury stock, at cost, 20,587 and 16,312 shares at December 31, 2019 and 2018, respectively	(468,618)	(377,980)
Retained deficit	(763,482)	(768,566)
Accumulated other comprehensive loss	(149,306)	(132,724)
Noncontrolling interest	8,588	7,205
Total stockholders’ equity	947,669	974,271
Total liabilities and stockholders’ equity	$5,689,957	$5,806,381
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$162,546	$342,660	$247,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	414,621	413,344	400,871
Amortization of upfront incentive consideration	82,935	77,622	67,411
Stock-based compensation expense	66,885	57,263	44,689
Deferred income taxes	(22,925)	43,099	48,760
Allowance for doubtful accounts	20,563	7,749	9,459
Amortization of debt issuance costs	3,972	3,981	5,923
Joint venture equity income	(2,044)	(2,556)	(2,580)
Loss (income) from discontinued operations	1,766	(1,739)	1,932
Dividends received from joint venture investments	1,352	1,411	1,088
Tax Receivable Agreement	—	4,852	(59,603)
Debt modification costs	—	1,558	14,758
Loss on extinguishment of debt	—	633	1,012
Impairment and related charges	—	—	81,112
Other	2,777	(2,349)	13,284
Changes in operating assets and liabilities:
Accounts and other receivables	(33,911)	(45,586)	(108,596)
Prepaid expenses and other current assets	1,145	14,362	109
Capitalized implementation costs	(28,588)	(39,168)	(60,766)
Upfront incentive consideration	(71,447)	(88,735)	(94,296)
Other assets	38,795	(29,607)	(21,111)
Accounts payable and other accrued liabilities	(27,232)	(27,080)	67,034
Accrued compensation and related benefits	(17,469)	(15,044)	6,038
Deferred revenue including upfront solution fees	(12,481)	8,127	13,861
Cash provided by operating activities	581,260	724,797	678,033
Investing Activities
Additions to property and equipment	(115,166)	(283,940)	(316,436)
Acquisitions, net of cash acquired	(107,462)	—	—
Other investing activities	(20,398)	8,681	(1,089)
Cash used in investing activities	(243,026)	(275,259)	(317,525)
Financing Activities
Cash dividends paid to common stockholders	(153,508)	(154,080)	(154,861)
Payments on borrowings from lenders	(106,560)	(47,310)	(1,880,506)
Payments on Tax Receivable Agreement	(101,482)	(58,908)	(99,241)
Repurchase of common stock	(77,636)	(26,281)	(109,100)
Proceeds of borrowings from lenders	45,000	—	1,897,625
Net (payments) receipts on the settlement of equity-based awards	(5,736)	2,040	12,647
Debt issuance and modification costs	—	(1,567)	(19,052)
Other financing activities	(9,799)	(20,400)	(4,292)
Cash used in financing activities	(409,721)	(306,506)	(356,780)
Cash Flows from Discontinued Operations
Cash used in operating activities	(2,383)	(1,895)	(4,848)
Cash used in discontinued operations	(2,383)	(1,895)	(4,848)
Effect of exchange rate changes on cash and cash equivalents	781	6,747	(1,613)
(Decrease) increase in cash and cash equivalents	(73,089)	147,884	(2,733)
Cash and cash equivalents at beginning of period	509,265	361,381	364,114
Cash and cash equivalents at end of period	$436,176	$509,265	$361,381
Cash payments for income taxes	$55,137	$57,629	$40,211
Cash payments for interest	$157,648	$156,041	$149,572
Capitalized interest	$5,085	$8,823	$11,142
Non-cash additions to property and equipment	$33,136	$—	$—
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	285,461,125	$2,854	$2,105,843	8,511,323	$(221,746)	$(1,141,116)	$(122,799)	$2,579	$625,615
Comprehensive income	—	—	—	—	—	242,531	34,315	5,113	281,959
Common stock dividends	—	—	—	—	—	(154,861)	—	—	(154,861)
Repurchase of common stock	—	—	—	5,779,769	(109,100)	—	—	—	(109,100)
Settlement of stock-based awards	3,676,776	37	23,655	504,634	(11,000)	—	—	—	12,692
Stock-based compensation expense	—	—	44,689	—	—	—	—	—	44,689
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,494)	(2,494)
Balance at December 31, 2017	289,137,901	2,891	2,174,187	14,795,726	(341,846)	(1,053,446)	(88,484)	5,198	698,500
Comprehensive income	—	—	—	—	—	337,531	(44,240)	5,129	298,420
Common stock dividends	—	—	—	—	—	(154,080)	—	—	(154,080)
Repurchase of common stock	—	—	—	1,075,255	(26,281)	—	—	—	(26,281)
Settlement of stock-based awards	2,526,053	26	11,969	440,557	(9,853)	—	—	—	2,142
Stock-based compensation expense	—	—	57,263	—	—	—	—	—	57,263
Adoption of New Accounting Standard	—	—	—	—	—	101,429	—	—	101,429
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(3,122)	(3,122)
Balance at December 31, 2018	291,663,954	2,917	2,243,419	16,311,538	(377,980)	(768,566)	(132,724)	7,205	974,271
Comprehensive income	—	—	—	—	—	158,592	(16,582)	3,954	145,964
Common stock dividends	—	—	—	—	—	(153,508)	—	—	(153,508)
Repurchase of common stock	—	—	—	3,673,768	(77,636)	—	—	—	(77,636)
Settlement of stock-based awards	2,655,463	26	7,240	601,546	(13,002)	—	—	—	(5,736)
Stock-based compensation expense	—	—	66,885	—	—	—	—	—	66,885
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,571)	(2,571)
Balance at December 31, 2019	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
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
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre global distribution system ("GDS"), revenue recognition for Software-as-a-Service ("SaaS") arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of capitalized implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
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
Revenue Recognition
Travel Network and Hospitality Solutions’ revenue recognition is primarily driven by GDS and central reservation system transactions, respectively. Airline Solutions’ revenue recognition is primarily driven by passengers boarded or other variable metrics relevant to the software service provided. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment and the amount of revenue recognized varies with the volume of transactions processed.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts in the Travel Network and Hospitality Solutions businesses have a single performance obligation. In the Airline Solutions business, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Network’s GDS and, at or near the same time, enter into a separate agreement to provide Airline Solutions' software solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.

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
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the year ended December 31, 2019, we did not impair any of these assets as a result of the related contract becoming uncollectable, modified or canceled. See Note 4. Impairment and Related Charges regarding 2017 impairments. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Variability in the amounts billed to the customer and revenue recognized coincides with the customer’s level of usage with the exception of upfront solution fees, non-usage based variable consideration, license and maintenance agreements and other services including development labor and professional consulting. Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis across our businesses which can impact timing of revenue recognition.
For contracts with multiple performance obligations, we account for separate performance obligations on an individual basis with value assigned to each performance obligation based on our best estimate of relative standalone selling price ("SSP"). Judgment is required to determine the SSP for each distinct performance obligation. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed calendar year to determine the range of selling prices applicable to a distinct good or service. In making these judgments, we analyze various factors, including discounting practices, price lists, contract prices, value differentiators, customer segmentation and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our market strategies evolve, we may modify pricing practices in the future which could result in changes to SSP.

Revenue recognition from our Airline Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $19 million, $19 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Allowance for Doubtful Accounts and Concentration of Credit Risk
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we record a specific reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on historical experience and the length of time the receivables are past due. We maintained an allowance for doubtful accounts of approximately $58 million and $45 million at December 31, 2019 and 2018, respectively. See “—Recent Accounting Pronouncements" below for information on recently issued accounting guidance regarding the allowance for doubtful accounts.
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry. We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2019 and 2018, approximately $375 million, or 82%, and $334 million, or 81%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House and other similar clearing houses (“ACH”). As of December 31, 2019, approximately 59% of our air customers make payments through the ACH which accounts for approximately 89% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $295 million, $288 million and $256 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $241 million, $236 million and $203 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, we capitalized $89 million, $252 million, and $251 million, respectively, related to software developed for internal use.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2019, 2018 and 2017.
Leases
We lease certain facilities under long term operating leases. We determine if an arrangement is a lease at inception. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other noncurrent assets and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. Finance lease assets are included in property and equipment with associated liabilities included in current portion of debt and long-term debt in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our internal borrowing rate for leases with a lease term of less than or equal to five years. For leases with a lease term greater than five years, we use our incremental borrowing rate based on the estimated rate of interest for corporate bond borrowings over a similar term of the lease payments. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
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
Adjustments to the fair values of assets acquired and liabilities assumed are made until we obtain all relevant information regarding the facts and circumstances that existed as of the acquisition date (the “measurement period”), not to exceed one year from the date of the acquisition. We recognize measurement-period adjustments in the period in which we determine the amounts, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.

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
We perform our annual assessment of possible impairment of goodwill as of October 1 of each year. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have three reporting units associated with our continuing operations: Travel Network, Airline Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2019, 2018 and 2017. See Note 5. Goodwill and Intangible Assets, for additional information.
Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2019, 2018 and 2017. See Note 5. Goodwill and Intangible Assets, for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $24 million as of December 31, 2019 and 2018.
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
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 6. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for amounts capitalized within other assets, net in our consolidated balance sheets. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $39 million, $38 million and $40 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 4. Impairment and Related Charges.
Income Taxes
Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws enacted at the time of such determination. We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and implementation of tax planning strategies. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance, resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. We use significant judgment in determining whether a tax position's technical merits are more likely than not to be sustained and in measuring the amount of tax benefit that qualifies for recognition. For matters that are determined will more likely than not be sustained, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. As the matters challenged by the taxing authorities are typically complex and open to subjective interpretation, their ultimate outcome may differ from the amounts recognized.
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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming annual dividends totaling $0.56 per share for awards granted in 2019.
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
In October 2018, the FASB issued updated guidance that permits use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for hedge accounting purposes in addition to the Direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Federal Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. We adopted this standard in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued updated guidance requiring organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, when the lease has a term of more than 12 months. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In the first quarter of 2019, we adopted the new standard using the modified retrospective approach and elected the package of practical expedients and the hindsight practical expedient. See Note 11. Leases for more information on the impacts from adoption and ongoing considerations.
Recent Accounting Pronouncements
In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard will have a material impact to our consolidated financial statements.
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
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, allowances for losses will now be required rather than reducing the instruments carrying value. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We anticipate that the impacts described above will result in a net increase of approximately $13 million to $23 million in our opening retained deficit as of January 1, 2020 with a corresponding decrease in accounts receivable, net and other in-scope assets. Implications to tax-related accounts are not included in these estimated amounts. Our assessment of the impact of this standard is ongoing and subject to finalization. We are continuing to evaluate the impacts of the new guidance to our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures.
2. Revenue from Contracts with Customers
In the first quarter of 2018, we adopted the comprehensive update to revenue recognition guidance Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which replaced the previous standard ("ASC 605"), using the modified retrospective approach, applied to contracts that were not completed as of the adoption date. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The key areas of impact on our consolidated financial statements include:
•Revenue recognition for our Travel Network and Hospitality Solutions businesses did not change significantly. The definition of a performance obligation for Travel Network under the new guidance impacts the calculation for our booking fee cancellation reserve, which resulted in a beginning balance sheet adjustment.
•Our Airline Solutions business is primarily impacted by ASC 606 due to the following:
–Under ASC 605, we recognized revenue related to license fee and maintenance agreements ratably over the life of the contract. Under ASC 606, revenue for license fees is recognized upon delivery of the license and ongoing maintenance services are to be recognized ratably over the life of the contract. For existing open agreements, this change resulted in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.
–Allocation of contract revenues among various products and solutions, and the timing of the recognition of those revenues, are impacted by agreements with tiered pricing or variable rate structures that do not correspond with the goods or services delivered to the customer. For existing open agreements, this change resulted in a beginning balance sheet adjustment and reduced revenue in subsequent years from these agreements.

•Capitalization of incremental contract acquisition costs (such as sales commissions), and recognition of these costs over the customer benefit period resulted in the recognition of an asset on our balance sheet and impacted our Airline Solutions and Hospitality Solutions businesses.
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
Contract Balances
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including Travel Network's transactional revenues, and Airline Solutions' and Hospitality Solutions' SaaS and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities.
The following table presents our assets and liabilities with customers as of December 31, 2019 and December 31, 2018 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2019	December 31, 2018
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$105,499	$79,268
Trade and unbilled receivables, net	Accounts receivable, net	539,806	501,467
Long-term trade unbilled receivables, net	Other assets, net	38,250	50,467
Contract liabilities	Deferred revenues / other noncurrent liabilities	167,832	165,858
_______________________________
(1) Includes contract assets of $6 million and $4 million for December 31, 2019 and December 31, 2018, respectively.
During the year ended December 31, 2019, we recognized revenue of approximately $61 million from contract liabilities that existed as of January 1, 2019. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 1. Summary of Business and Significant Accounting Policies.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Air	$2,338,602	$2,284,419
Lodging, Ground and Sea	370,652	350,152
Other	173,408	171,623
Total Travel Network	2,882,662	2,806,194
SabreSonic Passenger Reservation System	506,579	501,085
Commercial and Operations Solutions(1)	328,485	312,751
Other	5,274	8,911
Total Airline Solutions	840,338	822,747
SynXis Software and Services	257,612	240,583
Other	35,268	32,496
Total Hospitality Solutions	292,880	273,079
Eliminations	(40,892)	(35,064)
Total Sabre Revenue	$3,974,988	$3,866,956

_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $34 million and $27 million for the years ended December 31, 2019 and December 31, 2018, respectively.

We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
We recognize revenue under long-term contracts that primarily includes variable consideration based on transactions processed. A majority of our consolidated revenue is recognized as a stand-ready performance obligation with the amount recognized based on the invoiced amounts for services performed, known as right to invoice revenue recognition. Certain of our contracts, primarily in the Airlines Solutions business, contain minimum transaction volumes, which in many instances are not considered substantive as the customer is expected to exceed the minimum in the contract. Unearned performance obligations primarily consist of deferred revenue for fixed implementation fees and future product implementations, which are included in deferred revenue and other noncurrent liabilities in our consolidated balance sheet. We have not disclosed the performance obligation related to contracts containing minimum transaction volume, as it represents a subset of our business, and therefore would not be meaningful in understanding the total future revenues expected to be earned from our long-term contracts. See Note 1. Summary of Business and Significant Accounting Policies regarding revenue recognition of our various revenue streams for more information.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment resulted in impairments of approximately $2 million and $4 million for the year ended December 31, 2019 and 2018, respectively. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.

	Year Ended
	December 31, 2019	December 31, 2018
Contract acquisition costs:
Beginning balance	$21,298	$19,353
Additions	9,378	7,924
Amortization	(7,081)	(6,404)
Other	—	425
Ending balance	$23,595	$21,298

Capitalized implementation costs:
Beginning balance	$189,448	$194,501
Additions	28,588	39,168
Amortization	(39,444)	(37,904)
Impairment	(2,405)	(4,013)
Other	(219)	(2,304)
Ending balance	$175,968	$189,448

3. Acquisitions
Farelogix
We announced on November 14, 2018 that we have entered into an agreement to acquire Farelogix, Inc. ("Farelogix"), a travel industry innovator in the airline information technology and distribution landscape. At closing, Sabre will purchase Farelogix for $360 million, funded by cash on hand and Revolver borrowing. We have agreed to advance certain attorneys' fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $20 million for the year ended December 31, 2019. These advances will be applied against the purchase price upon closing. On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint seeking a permanent injunction to prevent the acquisition. The trial concluded on February 6, 2020 and the trial court has not yet issued its decision. In addition, the U.K. Competitions and Market Authority ("CMA") has referred its review of the acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. There can be no assurance that the acquisition will occur on these terms or at all.
Radixx
In October 2019, we completed the acquisition of Radixx, a provider of retailing and customer service solutions to airlines in the low-cost carrier ("LCC") market, for $107 million, net of cash acquired and funded by cash on hand. Radixx is being integrated and is managed as a part of our Airline Solutions segment.
Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on information available as of the filing date of this Annual Report on Form 10-K. Primarily, we consider the accounting related to intangible assets and the associated deferred taxes to be incomplete due to ongoing analysis. We expect to finalize the purchase price allocation in the first quarter of 2020. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$3,348
Accounts receivable	2,587
Other current assets	244
Goodwill	82,402
Intangible assets:
Customer relationships	13,600
Developed technology	10,800
Trade name	1,400
Property and equipment, net	2,142
Deferred tax assets	2,968
Other long term assets, net	2,641
Current liabilities	(7,071)
Deferred tax liabilities	(1,583)
Other noncurrent liabilities	(2,668)
Total acquisition price	$110,810

Under the purchase accounting method, the total purchase price was allocated to the net assets of Radixx based upon estimated fair values as of the acquisition date. The excess purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill, reflecting the growth potential of the business. The anticipated useful lives of the intangible assets acquired are 10 years for customer relationships, 5 years for developed technology and 18 years for the trade name.
The acquisition of Radixx did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.

4. Impairment and Related Charges
Capitalized implementation costs and deferred customer advances and discounts are reviewed for impairment if events and circumstances indicate that their carrying amounts may not be recoverable. See Note 1. Summary of Business and Significant Accounting Policies for more information. Given the substantial amount of uncertainty of reaching an agreement regarding the implementation of services pursuant to the contract with an Airline Solutions' customer, we evaluated the recoverability of net capitalized contract costs related to the customer and recorded a charge of $81 million during the year ended December 31, 2017. This charge was estimated based on a review of all balances with the customer including capitalized implementation costs, deferred customer advances and discounts, deferred revenue, contract liabilities, and other deferred charges. We will continue to monitor our position through the insolvency proceedings; however, there is no further exposure to our consolidated balance sheet as of December 31, 2019. Given the uncertainty associated with the ultimate resolution of this dispute, there could be further impacts to our consolidated statement of operations. This impairment charge was primarily non-cash and was recorded to Impairment and related charges in our consolidated statement of operations for the year ended December 31, 2017. See Note 16. Commitments and Contingencies—Other for additional information.
5. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Travel Network	Airline Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2017	$2,104,822	$290,985	$159,180	$2,554,987
Adjustments(1)	(33)	378	(2,963)	(2,618)
Balance as of December 31, 2018	2,104,789	291,363	156,217	2,552,369
Acquired	—	82,402	—	82,402
Adjustments(1)	(7)	(107)	(1,406)	(1,520)
Balance as of December 31, 2019	$2,104,782	$373,658	$154,811	$2,633,251
________________________
(1)Includes net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,046,382	$(735,367)	$311,015	$1,033,555	$(709,824)	$323,731
Trademarks and brand names	333,638	(147,735)	185,903	332,239	(137,009)	195,230
Reacquired rights	113,500	(73,124)	40,376	113,500	(56,910)	56,590
Purchased technology	437,288	(409,204)	28,084	426,488	(400,750)	25,738
Acquired contracts, supplier and distributor agreements	37,599	(29,324)	8,275	37,600	(25,867)	11,733
Non-compete agreements	14,686	(14,686)	—	14,686	(14,460)	226
Total intangible assets	$1,983,093	$(1,409,440)	$573,653	$1,958,068	$(1,344,820)	$613,248
Amortization expense relating to intangible assets subject to amortization totaled $65 million, $68 million and $96 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2020	$65,915
2021	64,337
2022	50,736
2023	37,030
2024	58,395
2025 and thereafter	297,240
Total	$573,653

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid Expenses	$77,326	$80,049
Value added tax receivable	39,381	57,486
Other	22,504	32,708
Prepaid expenses and other current assets	$139,211	$170,243
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018
Buildings and leasehold improvements	$163,881	$156,357
Furniture, fixtures and equipment	38,878	38,049
Computer equipment	397,454	349,454
Software developed for internal use	1,857,353	1,771,306
Property and equipment	2,457,566	2,315,166
Accumulated depreciation and amortization	(1,815,844)	(1,524,794)
Property and equipment, net	$641,722	$790,372
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2019	2018
Capitalized implementation costs, net	$175,966	$189,447
Deferred upfront incentive consideration	151,606	162,893
Long-term contract assets and customer advances and discounts(1)	105,461	60,075
Right-of-Use asset(2)	64,191	—
Long-term trade unbilled receivables(1)	38,250	50,467
Other	134,631	147,789
Other assets, net	$670,105	$610,671
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers for additional information.
(2) In the first quarter of 2019, we adopted new lease accounting guidance on a modified retrospective basis in accordance with ASC 842, Leases. See Note 11. Leases, for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Pension and other postretirement benefits	$127,837	$118,919
Deferred revenue	74,646	75,685
Lease liabilities(1)	49,970	—
Tax receivable agreement	—	72,939
Other	95,069	72,952
Other noncurrent liabilities	$347,522	$340,495
___________________________
(1) In the first quarter of 2019, we adopted new lease accounting guidance on a modified retrospective basis in accordance with ASC 842, Leases. See Note 11. Leases, for additional information.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2019	2018
Defined benefit pension and other postretirement benefit plans	$(143,389)	$(139,430)
Unrealized foreign currency translation gain	4,289	7,201
Unrealized loss on foreign currency forward contracts, interest rate swaps and available-for-sale securities	(10,206)	(495)
Total accumulated other comprehensive loss, net of tax	$(149,306)	$(132,724)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
In 2018, we adopted an updated accounting standard and elected to reclassify the stranded income tax effects related to the enactment of the TCJA to retained earnings resulting in a decrease in our retained deficit of $22 million with a corresponding increase to accumulated other comprehensive income.
7. Income Taxes
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion and anti-avoidance tax (“BEAT”), foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”), one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a territorial tax system (“transition tax”), and elimination of U.S. tax on dividends from foreign subsidiaries (subject to certain important exceptions).
At December 31, 2017, we recorded a provisional net discrete tax cost associated with the TCJA of $47 million. The provisional amounts recorded in 2017 related primarily to the transition tax and were partially offset by the remeasurement of deferred taxes. Upon further analysis of certain aspects of the TCJA and subsequently published administrative guidance, and refinement of our calculations, during the year ended December 31, 2018, we reduced the provisional amount by $27 million.
The Tax Receivable Agreement ("TRA") provides for future payments to Pre-IPO Existing Stockholders (as defined below) for cash savings for U.S. federal income tax realized as a result of the utilization of Pre-IPO Tax Assets (as defined below). These cash savings would be realized at the enacted statutory tax rate effective in the year of utilization. Primarily as a result of the reduction in the U.S. corporate income tax rate, we recorded a $58 million provisional reduction to the liability at December 31, 2017. In 2018, we finalized the 2017 U.S. federal income tax return and utilized additional Pre-IPO Tax Assets in the return, primarily as a result of electing to utilize our NOLs against our one-time transition tax income. As a result of the change in estimated NOL utilization at the higher corporate income tax rate in 2017 we recorded an increase to our liability of $5 million related to the TRA, which is reflected in our 2018 income from continuing operations before taxes. During 2019, we decreased the TRA liability by $3 million as a result of certain audit and transfer pricing adjustments recorded during the period, which is reflected in our 2019 income from continuing operations before taxes.
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2019	2018	2017
Components of pre-tax income:
Domestic	$30,960	$190,291	$199,685
Foreign	168,678	208,122	177,928
	$199,638	$398,413	$377,613

The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current portion:
Federal	$4,488	$(49,518)	$50,829
State and Local	3,781	4,168	2,388
Non U.S.	49,982	59,743	26,060
Total current	58,251	14,393	79,277
Deferred portion:
Federal	(14,215)	55,502	47,372
State and Local	(1,692)	(4,812)	(6,178)
Non U.S.	(7,018)	(7,591)	7,566
Total deferred	(22,925)	43,099	48,760
Total provision for income taxes	$35,326	$57,492	$128,037

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax provision at statutory federal income tax rate	$41,924	$83,667	$132,165
State income taxes, net of federal benefit	2,223	(42)	(1,727)
Impact of non U.S. taxing jurisdictions, net	14,078	5,591	(13,492)
Impact of U.S. TCJA(1)	—	(26,730)	46,563
Employee stock based compensation	8,380	3,884	(2,849)
Research tax credit	(28,593)	(9,818)	(8,777)
Tax receivable agreement (TRA)(2)	(536)	1,019	(20,861)
Other, net	(2,150)	(79)	(2,985)
Total provision for income taxes	$35,326	$57,492	$128,037
___________________________
(1)In 2018, amount includes SAB 118 adjustments for deferred taxes and foreign tax effects. In 2017, amount includes $48 million of transition tax expense, and the remainder is the net benefit on cumulative deferred taxes.
(2)Amount includes adjustments to the TRA, which are not taxable.

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$7,547	$8,638
Employee benefits other than pension	23,272	34,147
Lease liabilities	9,415	—
Deferred revenue	30,715	22,351
Pension obligations	27,407	26,821
Tax loss carryforwards	54,556	70,340
Incentive consideration	6,722	9,456
Tax credit carryforwards	16,136	31,467
Suspended loss	14,635	14,474
Other	5,916	8,008
Total deferred tax assets	196,321	225,702
Deferred tax liabilities:
Right of use assets	(9,261)	—
Depreciation and amortization	(7,059)	(13,298)
Software developed for internal use	(66,918)	(103,631)
Intangible assets	(120,528)	(122,921)
Unrealized gains and losses	(18,778)	(21,840)
Non U.S. operations	(13,789)	(9,355)
Investment in partnership	(7,306)	(6,794)
Total deferred tax liabilities	(243,639)	(277,839)
Valuation allowance	(38,272)	(59,294)
Net deferred tax (liability)	$(85,590)	$(111,431)
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
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2019, with certain limited exceptions and have recorded corresponding deferred taxes. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2019, and have not provided deferred taxes on any outside basis differences. Determination of the amount of unrecognized deferred tax liability, if any, related to indefinitely reinvested capital investments is not practicable.
As of December 31, 2019, we have U.S. federal net operating loss carryforwards ("NOLs") of approximately $32 million, primarily related to the acquisition of Radixx, which will expire between 2022 and 2039. As a result of the acquisition of Radixx and other prior business combinations, all of the U.S. federal NOLs are subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Code). However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $7 million which will expire between 2020 and 2038 and state research tax credit carryforwards of $18 million which will expire between 2023 and 2039. We have $165 million of NOL carryforwards related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. We maintained a state NOL valuation allowance of $5 million and $4 million as of December 31, 2019 and 2018, respectively. For non-U.S. deferred tax assets of lastminute.com and other subsidiaries, we maintained a valuation allowance of $33 million and $55 million as of December 31, 2019 and 2018, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This assessment could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.

It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2019, 2018 and 2017, we recognized a benefit of $7 million, expense of $1 million and expense of $1 million, respectively. As of December 31, 2019 and 2018, we had a liability, including interest and penalty, of $81 million and $93 million, respectively, for unrecognized tax benefits, including cumulative accrued interest and penalties of approximately $16 million and $23 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$70,327	$74,388	$49,331
Additions for tax positions taken in the current year	5,149	4,450	5,279
Additions for tax positions of prior years	12,679	2,612	21,669
Additions for tax positions from acquisitions	1,294	—	—
Reductions for tax positions of prior years	(19,611)	(5,831)	—
Reductions for tax positions of expired statute of limitations	(1,192)	(3,143)	(1,891)
Settlements	(4,001)	(2,149)	—
Balance at end of year	$64,645	$70,327	$74,388

We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $48 million, $55 million and $53 million as of December 31, 2019, 2018, and 2017 respectively.
As of December 31, 2019, 2018, and 2017, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $48 million, $51 million and $70 million, respectively. We believe that it is reasonably possible that $15 million in unrecognized tax benefits may be resolved in the next twelve months.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2013 - forward
Singapore	2015 - forward
Texas	2015 - forward
Uruguay	2014 - forward
U.S. Federal	2014 - forward
We currently have ongoing audits in India (2003-2016) and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2009.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering, we entered into the TRA that provides the stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the "Pre-IPO Existing Stockholders") the right to receive future payments from us. The future payments will equal 85% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries realize as a result of the utilization of certain tax assets attributable to periods prior to our initial public offerings, including NOLs, capital losses and the ability to realize tax amortization of certain intangible assets (collectively, the "Pre-IPO Tax Assets"). Primarily due to the enactment of the Tax Cuts and Jobs Act (the "TCJA"), which reduced the U.S. corporate income tax rate, we recorded a total net reduction in the TRA liability of $55 million across the years ended December 31, 2018 and 2017. Additionally, there was another reduction of $3 million related to certain audit and transfer pricing adjustments recorded in 2019. The TRA payments accrue interest in accordance with the terms of the TRA subsequent to the tax year in which the tax benefits are realized through the date of the benefit payment. We made payments, including interest, of $72 million in January 2020, $30 million in April 2019, and $74 million, $60 million and $101 million in January 2019, 2018 and 2017, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.

8. Debt
As of December 31, 2019 and 2018, our outstanding debt included in our consolidated balance sheets totaled $3,343 million and $3,406 million, respectively, which are net of debt issuance costs of $15 million and $18 million, respectively, and unamortized discounts of $6 million and $7 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2019 and 2018 (in thousands):

			December 31,
	Rate	Maturity	2019	2018
Senior secured credit facilities:
Term Loan A	L + 2.25%	July 2022	$484,500	$527,250
Term Loan B	L + 2.00%	February 2024	1,843,427	1,862,237
Revolver, $400 million	L + 2.00%	July 2022	—	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Finance lease obligations			5,882	12,368
Face value of total debt outstanding			3,363,809	3,431,855
Less current portion of debt outstanding			(81,614)	(68,435)
Face value of long-term debt outstanding			$3,282,195	$3,363,420

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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of December 31, 2019 we are in compliance with all covenants under the Amended and Restated Credit Agreement.
We had no balance outstanding under the Revolver as of December 31, 2019 and as of December 31, 2018. We had outstanding letters of credit totaling $12 million and $15 million as of December 31, 2019 and 2018, respectively, which reduced our overall credit capacity under the Revolver and 2016 Revolver.
Principal Payments
Principal payments on the Term Loan A are due on a quarterly basis equal to 1.25% of its initial aggregate principal amount during the first two years of its term and 2.50% of its initial aggregate principal amount during the next three years of its term. Term Loan B matures on February 22, 2024, and required principal payments in equal quarterly installments of 0.25% through to the maturity date of which the remaining balance is due. For the year ended December 31, 2019, we made $62 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in our Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2018, we were not required to make an excess cash flow payment in 2019, and no excess cash flow payment was required in 2020 with respect to our results for the year ended December 31, 2019. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
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

	Eurocurrency borrowings	Base rate borrowings
	Applicable Margin(1)(2)	Applicable Margin
Term Loan A	2.25%	1.00%
Term Loan B	2.00%	1.00%
Revolver, $400 million	2.00%	1.00%
_____________________________
(1)Applicable margins do not reflect potential step ups and downs of Term Loan A and Revolver, $400 million, which are determined by the Senior Secured Leverage Ratio. See below for additional information.
(2)Term Loan A, Term Loan B, and Revolver, $400 million, are subject to a 0% floor.
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
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2019, 2018 and 2017, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2019	2018	2017
Including the impact of interest rate swaps	4.64%	4.57%	4.35%
Excluding the impact of interest rate swaps	4.63%	4.36%	4.03%

Senior Secured Notes due 2023
In April 2015, we issued $530 million senior secured notes due in April 2023 with a stated interest rate of 5.375% and received proceeds of $522 million, net of underwriting fees and commissions.
In November 2015, we issued $500 million senior secured notes due in November 2023 with a stated interest rate of 5.25% and received net proceeds of $494 million, net of underwriting fees and commissions.
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
Aggregate Maturities
As of December 31, 2019, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2020	$81,614
2021	75,870
2022	389,323
2023	1,048,817
2024	1,768,185
Thereafter	—
Total	$3,363,809

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts- In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, we estimate that $2 million in gains will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.

As of December 31, 2019 and 2018, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of December 31, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	265,000	68,971	0.2603
Indian Rupee	US Dollar	4,485,000	61,708	0.0138
Singapore Dollar	US Dollar	63,500	46,759	0.7364
British Pound Sterling	US Dollar	18,400	24,109	1.3103
Australian Dollar	US Dollar	16,500	11,521	0.6982
Swedish Krona	US Dollar	38,100	4,106	0.1075

Outstanding Notional Amount as of December 31, 2018
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	232,500	64,281	0.2765
Singapore Dollar	US Dollar	59,800	44,504	0.7442
Indian Rupee	US Dollar	2,880,000	39,956	0.0139
British Pound Sterling	US Dollar	19,600	26,525	1.3533
Australian Dollar	US Dollar	23,950	17,674	0.7379
Swedish Krona	US Dollar	48,250	5,678	0.1177
Brazilian Real	US Dollar	14,300	3,753	0.2615

Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2019 and matured during the years ended December 31, 2019, 2018 and 2017 are as follows:

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

_____________________
(1) Subject to a 1% floor.
(2) Subject to a 0% floor.
(3) As of February 22, 2017.
In connection with the 2017 Term Facility Amendment, we entered into new forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding is $750 million for the full years 2018 and 2019. In September 2017, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million became effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to full year 2019, 2020 and 2021, respectively. In December 2018, we entered into new forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the full years 2020 and 2021. We have designated these swaps as cash flow hedges.

The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2019 and 2018 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2019	2018
Foreign exchange contracts	Prepaid expenses and other current assets	$1,953	$—
Foreign exchange contracts	Other accrued liabilities	—	(4,285)
Interest rate swaps	Prepaid expenses and other current assets	—	3,674
Interest rate swaps	Other assets, net	—	295
Interest rate swaps	Other accrued liabilities	(7,020)	—
Interest rate swaps	Other noncurrent liabilities	(7,918)	—
Total		$(12,985)	$(316)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Foreign exchange contracts	$(360)	$(8,250)	$13,205
Interest rate swaps	(14,857)	1,907	2,583
Total	$(15,217)	$(6,343)	$15,788

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2019	2018	2017
Foreign exchange contracts	Cost of revenue	$5,351	$(322)	$(3,001)
Interest rate swaps	Interest Expense, net	156	3,999	5,083
Total		$5,507	$3,677	$2,082

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

Pension Plan Assets—See Note 15. Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.
The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2019	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$1,953	$—	$1,953	$—
Interest rate swap contracts	(14,938)	—	(14,938)	—
Total	$(12,985)	$—	$(12,985)	$—

		Fair Value at Reporting Date Using
	December 31, 2018	Level 1	Level 2	Level 3
Derivatives:
Foreign currency forward contracts	$(4,285)	$—	$(4,285)	$—
Interest rate swap contracts	3,969	—	3,969	—
Total	$(316)	$—	$(316)	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2019 and 2018.
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
The following table presents the fair value and carrying value of all our notes and term loans under our Amended and Restated Credit Agreement as of December 31, 2019 and 2018 (in thousands):

	Fair Value at December 31,		Carrying Value(1) at December 31,
Financial Instrument	2019	2018	2019	2018
Term Loan A	$485,106	$520,000	$483,317	$525,514
Term Loan B	1,856,100	1,798,223	1,838,741	1,856,496
5.375 % Senior Secured Notes Due 2023	543,536	529,799	530,000	530,000
5.25% Senior Secured Notes Due 2023	514,670	495,248	500,000	500,000
_____________________
(1)Excludes net unamortized debt issuance costs.

11. Leases
In the first quarter of 2019, we adopted Accounting Standards Codification ("ASC") 842, Leases, which replaced the previous accounting standard. The new lease standard is a right-of-use model, requiring most lessee agreements to be recorded on the balance sheet. The intent of the standard is to provide greater transparency about lessee obligations and activities. The primary impact to our financial statements is that most operating leases are recorded on our consolidated balance sheet and enhanced disclosures are required for both operating and finance leases. As permitted by ASC 842, our accounting policy is to evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet.
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

The following table presents the components of lease expense (in thousands):

Year Ended December 31, 2019
Operating lease cost	$27,035
Finance lease cost:
Amortization of right-of-use assets	$7,073
Interest on lease liabilities	453
Total finance lease cost	$7,526

The following table presents supplemental cash flow information related to leases (in thousands):

Year Ended December 31, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$28,374
Operating cash flows used in finance leases	453
Financing cash flows used in finance leases	6,731
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,116
Finance leases	397

The following table presents supplemental balance sheet information related to leases (in thousands):

Year Ended 12/31/2019
Operating Leases
Operating lease right-of-use assets	$64,191
Other accrued liabilities	21,932
Other noncurrent liabilities	49,970
Total operating lease liabilities	$71,902
Finance Leases
Property and equipment	35,349
Accumulated depreciation	(27,163)
Property and equipment, net	$8,186
Other accrued liabilities	5,804
Other noncurrent liabilities	78
Total finance lease liabilities	$5,882

The following table presents other supplemental information related to leases:

December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.9
Finance leases	1.2
Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	4.9%

Lease Commitments

We lease certain facilities under long term operating leases. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease. We lease approximately 1.6 million square feet of office space in 93 locations in 48 countries. For the years ended December 31, 2019, 2018 and 2017, we recognized rent expense of $29 million, $30 million and $32 million, respectively.
Our leases have remaining minimum terms that range between one and nine years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020	$22,461	$5,896
2021	16,679	108
2022	13,319	12
2023	9,992	6
2024	8,569	—
Thereafter	11,899	—
Total	82,919	6,022
Imputed Interest	(11,017)	(140)
Total	$71,902	$5,882
In addition to the above, as of December 31, 2019, we have entered into an additional operating lease with future lease payments of $39 million that will commence in 2020 with a lease term of 10 years.
12. Stock and Stockholders’ Equity
Secondary Public Offerings and Share Repurchases
During the year ended December 31, 2018, certain of our stockholders sold an aggregate of 69,304,636 shares of our common stock through secondary public offerings. We did not offer any shares or receive any proceeds from these secondary public offerings. Following the secondary public offering of approximately 23,304,636 shares of common stock during the fourth quarter of 2018, existing stockholders affiliated with TPG and Silver Lake no longer held any shares of our common stock.
In February 2017, we announced the approval of a multi-year share repurchase program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the program may take place in the open market or privately negotiated transactions. We repurchased 3,673,768 shares totaling $78 million, 1,075,255 shares totaling $26 million, and 5,779,769 shares totaling $109 million of our common stock during the years ended December 31, 2019, 2018, and 2017, respectively.
Common Stock Dividends
We paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $154 million, $0.14 per share, totaling $154 million, and $0.14 per share, totaling $155 million, during the years ended December 31, 2019, 2018 and 2017, respectively.
Our board of directors has declared a cash dividend of $0.14 per share of our common stock, which will be paid on March 30, 2020 to stockholders of record as of March 20, 2020.
13. Equity-Based Awards
As of December 31, 2019, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan ("the 2019 Omnibus Plan"), and the 2019 Director Equity Compensation Plan ("2019 Director Plan"). Our 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2019 Director Plan provides for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.

We initially reserved 12,500,000 shares of our common stock for issuance under our 2019 Omnibus Plan and 500,000 shares of our common stock for issuance under our 2019 Director Plan. We added 6,720,911 shares that were reserved but not issued under the Sovereign MEIP, Sovereign 2012 MEIP, 2014 Omnibus, and 2016 Omnibus Plans to the 2019 Omnibus Plan reserves, for a total of 19,220,911 authorized shares of common stock for issuance. Time-based options granted under the 2019, 2016, and 2014 Omnibus Plans generally vest over a four year period with 25% vesting at the end of year one and the remaining vesting quarterly thereafter. RSUs generally vest over a four year period with 25% vesting annually. PSUs generally vest over a four year period with 25% vesting annually dependent upon the achievement of certain company-based performance measures. Each reporting period, we assess the probability of achieving the performance measure and, if there is an adjustment, record the cumulative effect of the adjustment in the current reporting period. Options granted are exercisable for up to 10 years. Stock-based compensation expense totaled $67 million, $57 million and $45 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Exercise price	$21.37	$22.89	$21.33
Average risk-free interest rate	2.40%	2.72%	2.10%
Expected life (in years)	6.11	6.11	6.11
Implied volatility	26.32%	23.17%	22.02%
Dividend yield	2.62%	2.46%	2.64%

The following table summarizes the stock option award activities under our outstanding equity based compensation plans and agreements for the year ended December 31, 2019:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2018	4,197,243	$20.80	7.6	$9,257
Granted	1,288,430	21.37
Exercised	(492,061)	15.14
Cancelled	(515,246)	21.87
Outstanding at December 31, 2019	4,478,366	$21.46	7.4	$8,000
Vested and exercisable at December 31, 2019	2,201,768	$21.05	6.1	$5,832
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $22.44 on December 31, 2019.
For the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised totaled $4 million, $6 million and $19 million, respectively. The weighted-average fair values of options granted were $4.55, $4.58, and $3.67 during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $9 million in unrecognized compensation expense associated with stock options will be recognized over a weighted-average period of 2.7 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2019:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	5,612,887	$23.11
Granted	3,426,800	21.49
Vested	(1,948,707)	24.06
Cancelled	(725,400)	21.76
Unvested at December 31, 2019	6,365,580	$22.06
The total fair value of RSUs vested, as of their respective vesting dates, was $47 million, $30 million, and $23 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, approximately $101 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.6 years.

The following table summarizes the activities for our PSUs for the year ended December 31, 2019:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	1,718,770	$22.60
Granted	1,210,331	21.36
Vested	(508,168)	22.69
Cancelled	(331,428)	22.25
Unvested at December 31, 2019	2,089,505	$21.99
The total fair value of PSUs vested, as of their respective vesting dates, was $11 million, $9 million and $14 million during the years ended December 31, 2019, 2018 and 2017, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. As of December 31, 2019, unrecognized compensation expense associated with PSUs totaled $14 million, $12 million and $6 million for the annual measurement periods ending December 31, 2020, 2021 and 2022, respectively.
14. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations	$164,312	$340,921	$249,576
Less: Net income attributable to noncontrolling interests	3,954	5,129	5,113
Net income from continuing operations available to common stockholders, basic and diluted	$160,358	$335,792	$244,463
Denominator:
Basic weighted-average common shares outstanding	274,168	275,235	276,893
Add: Dilutive effect of stock options and restricted stock awards	2,049	2,283	1,427
Diluted weighted-average common shares outstanding	276,217	277,518	278,320
Earnings per share from continuing operations:
Basic	$0.58	$1.22	$0.88
Diluted	$0.58	$1.21	$0.88
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The calculation of diluted weighted-average shares excludes the impact of 3 million, 3 million and 5 million of anti-dilutive common stock equivalents for the years ended December 31, 2019, 2018 and 2017, respectively.
15. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of approximately $23 million, $22 million and $25 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We sponsor the Sabre Inc. Legacy Pension Plan (“LPP”), which is a tax qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, and as a result, no additional pension benefits have been accrued since that date. In April 2008, we amended the LPP to add a lump sum optional form of payment which participants may elect when their plan benefits commence. The effect of the amendment was to decrease the projected benefit obligation by $34 million, which is being amortized over 23.5 years, representing the weighted average of the lump sum benefit period and the life expectancy of all plan participants. We also sponsor postretirement benefit plans for certain employees in Canada and other jurisdictions.

The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2019 and 2018, and the unfunded status as of December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$(428,216)	$(459,439)
Interest cost	(18,324)	(17,090)
Actuarial (loss) gain, net	(47,632)	18,529
Benefits paid	30,736	29,784
Benefit obligation at December 31	$(463,436)	$(428,216)
Change in plan assets:
Fair value of assets at January 1	$312,455	$347,773
Actual return on plan assets	54,945	(25,333)
Employer contributions	1,600	19,800
Benefits paid	(30,736)	(29,785)
Fair value of assets at December 31	$338,264	$312,455
Unfunded status at December 31	$(125,172)	$(115,761)
The actuarial loss, net of $48 million for the year ended December 31, 2019 is attributable to a decrease in the discount rate. The actuarial gain, net of $19 million for the year ended December 31, 2018, is attributable to an increase in the discount rate.
The net benefit obligation of $125 million and $116 million as of December 31, 2019 and 2018, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss) associated with the LPP, net of deferred taxes of $42 million and $40 million as of December 31, 2019 and 2018, respectively, are as follows (in thousands):

	December 31,
	2019	2018
Net actuarial loss	$(154,608)	$(151,444)
Prior service credit	10,210	11,322
Accumulated other comprehensive loss	$(144,398)	$(140,122)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest cost	$18,324	$17,090	$18,731
Expected return on plan assets	(18,510)	(18,790)	(20,934)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	6,516	7,362	6,517
Net cost	$4,898	$4,230	$2,882
Weighted-average discount rate used to measure benefit obligations	3.53%	4.41%	3.81%
Weighted average assumptions used to determine net benefit cost:
Discount rate	4.41%	3.81%	4.36%
Expected return on plan assets	5.75%	5.75%	6.50%

The following table provides the pre-tax amounts recognized in other comprehensive income (loss), including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income	2019	2018	2017
Net actuarial loss	$11,196	$25,595	$679
Amortization of actuarial loss	(6,516)	(7,362)	(6,517)
Amortization of prior service credit	1,432	1,432	1,432
Total loss (income) recognized in other comprehensive income	$6,112	$19,665	$(4,406)
Total recognized in net periodic benefit cost and other comprehensive income	$11,010	$23,895	$(1,524)
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit and 30% liability hedging fixed income. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 10. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2019, and 2018:

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Global equity securities	$—	$323,810	$—	$323,810
Money market mutual fund	4,506	—	—	4,506
Real estate	—	—	9,948	9,948
Total assets at fair value	$4,506	$323,810	$9,948	$338,264

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Fixed income securities	$—	$181,156	$—	$181,156
Global equity securities	—	108,152	—	108,152
Money market mutual fund	2,311	—	—	2,311
Real estate	—	—	20,836	20,836
Total assets at fair value	$2,311	$289,308	$20,836	$312,455

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2017	$19,455
Contributions	307
Net distributions	(307)
Advisory fee	(198)
Net investment income	845
Unrealized gain	717
Net realized gain	17
Ending balance at December 31, 2018	20,836
Contributions	331
Net distributions	(11,235)
Advisory fee	(205)
Net investment income	771
Unrealized loss	(541)
Net realized loss	(9)
Ending balance at December 31, 2019	$9,948
We contributed $2 million and $20 million to fund our defined benefit pension plans during the years ended December 31, 2019 and 2018, respectively. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make $17 million in contributions to our defined benefit pension plans in 2020.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2020.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2020	$30,729
2021	31,864
2022	32,304
2023	31,067
2024	35,036
2025-2029	170,880

16. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.6 billion, which includes commitments outstanding as of December 31, 2019 and a commitment entered into in January 2020. These purchase commitments extend through 2030.
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of December 31, 2019.
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
Department of Justice Lawsuit on Farelogix Acquisition
On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc. ("Farelogix"), alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. Sabre disputes the government's allegations and believes the acquisition is pro-competitive and ultimately will be completed. The trial concluded on February 6, 2020 and the trial court has not yet issued its decision. Sabre and Farelogix have extended the termination date of their acquisition agreement to April 30, 2020, allowing time to resolve the challenge by the DOJ. In addition, the CMA has referred its review of the acquisition for a Phase 2 investigation and has published its provisional findings of competition concerns. Under the acquisition agreement, as amended, we have agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which have totaled $20 million for the year ended December 31, 2019. These advances will be applied against the purchase price upon closing. The acquisition agreement, as amended, contains certain customary termination rights, including the right of either party to terminate the acquisition agreement if the acquisition has not occurred by April 30, 2020. We could be obligated to pay Farelogix up to an additional $25 million, either in the form of additional advances or in the form of a termination fee depending on the circumstances.
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
Department of Justice Investigation
On May 19, 2011, we received a civil investigative demand ("CID") from the DOJ investigating alleged anticompetitive acts related to the airline distribution component of our business. We are fully cooperating with the DOJ investigation and are unable to make any prediction regarding its outcome. The DOJ is also investigating other companies that own GDSs and has sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. If injunctive relief were granted, depending on its scope, it could affect the manner in which our airline distribution business is operated and potentially force changes to the existing airline distribution business model. Any of these consequences would have a material adverse effect on our business, financial condition and results of operations. We have not received any communications from the DOJ regarding this matter for several years; however, we have not been notified that this matter is closed.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court. No hearing date has been set. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2016 and appeals for assessment years ending March 2006 through 2016 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of December 31, 2019. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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

Other
Air Berlin
In November 2017, in connection with Air Berlin’s insolvency proceedings, we requested that Air Berlin make an election under the German Insolvency Act on whether to perform or terminate its contract with us. In January 2018, Air Berlin notified us by letter that it was exercising its right under the German Insolvency Act to terminate its contract with us. In addition, Air Berlin’s letter alleged various breaches by us of the contract and asserted that it had suffered a significant amount of damages associated with its claims. Air Berlin has not commenced any formal action with respect to its claims. We believe that losses associated with these claims are neither probable nor estimable and therefore have not accrued any losses as of December 31, 2019. We may incur significant fees, costs and expenses for as long as this matter is ongoing. We intend to vigorously defend against these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of December 31, 2019, we have approximately $22 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2019, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

17. Segment Information
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
We define Adjusted Operating Income as operating income adjusted for joint venture equity income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted EBITDA as income from continuing operations adjusted for impairment and related charges, depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation and provision for income taxes.

Segment information for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
Travel Network	$2,882,662	$2,806,194	$2,550,470
Airline Solutions	840,338	822,747	816,008
Hospitality Solutions	292,880	273,079	258,352
Eliminations	(40,892)	(35,064)	(26,346)
Total revenue	$3,974,988	$3,866,956	$3,598,484
Adjusted Gross Profit (Loss)(a)
Travel Network	$1,016,695	$1,098,052	$1,071,249
Airline Solutions	326,610	355,079	366,255
Hospitality Solutions	64,842	83,333	88,477
Corporate	(16,341)	(15,056)	(25,795)
Total	$1,391,806	$1,521,408	$1,500,186
Adjusted Operating Income (Loss) (b)
Travel Network	$648,838	$755,811	$746,625
Airline Solutions	80,428	111,146	137,932
Hospitality Solutions	(21,632)	12,881	9,670
Corporate	(194,226)	(178,406)	(188,078)
Total	$513,408	$701,432	$706,149
Adjusted EBITDA(c)
Travel Network	$852,856	$951,709	$923,615
Airline Solutions	251,442	293,577	296,437
Hospitality Solutions	31,466	52,824	42,784
Total segments	1,135,764	1,298,110	1,262,836
Corporate	(189,404)	(173,720)	(184,265)
Total	$946,360	$1,124,390	$1,078,571
Depreciation and amortization
Travel Network	$121,083	$118,276	$109,579
Airline Solutions	171,014	182,431	158,505
Hospitality Solutions	53,098	39,943	33,114
Total segments	345,195	340,650	301,198
Corporate	69,426	72,694	99,673
Total	$414,621	$413,344	$400,871
Capital Expenditures
Travel Network	$15,580	$64,943	$90,881
Airline Solutions	37,062	98,374	116,948
Hospitality Solutions	11,324	39,160	43,443
Total segments	63,966	202,477	251,272
Corporate	51,200	81,463	65,165
Total	$115,166	$283,940	$316,437

(a)The following table sets forth the reconciliation of Adjusted Gross Profit to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted Gross Profit	$1,391,806	$1,521,408	$1,500,186
Less adjustments:
Selling, general and administrative	576,568	513,526	510,075
Impairment and related charges(7)	—	—	81,112
Cost of revenue adjustments:
Depreciation and amortization(1)	340,889	341,653	317,812
Amortization of upfront incentive consideration(2)	82,935	77,622	67,411
Restructuring and other costs(4)	—	—	12,604
Stock-based compensation	27,997	26,591	17,732
Operating income	$363,417	$562,016	$493,440
(b)The following table sets forth the reconciliation of Adjusted Operating Income to operating income in our statement of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted Operating income	$513,408	$701,432	$706,149
Less adjustments:
Joint venture equity income	2,044	2,556	2,580
Impairment and related charges(7)	—	—	81,112
Acquisition-related amortization(1c)	64,604	68,008	95,860
Restructuring and other costs(4)	—	—	23,975
Acquisition-related costs(5)	41,037	3,266	—
Litigation costs, net(6)	(24,579)	8,323	(35,507)
Stock-based compensation	66,885	57,263	44,689
Operating income	$363,417	$562,016	$493,440
(c)The following table sets forth the reconciliation of Adjusted EBITDA to income from continuing operations in our statement of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$946,360	$1,124,390	$1,078,571
Less adjustments:
Impairment and related charges(7)	—	—	81,112
Depreciation and amortization of property and equipment(1a)	310,573	303,612	264,880
Amortization of capitalized implementation costs(1b)	39,444	41,724	40,131
Acquisition-related amortization(1c)	64,604	68,008	95,860
Amortization of upfront incentive consideration(2)	82,935	77,622	67,411
Interest expense, net	156,391	157,017	153,925
Loss on extinguishment of debt	—	633	1,012
Other, net(3)	9,432	8,509	(36,530)
Restructuring and other costs(4)	—	—	23,975
Acquisition-related costs(5)	41,037	3,266	—
Litigation costs, net(6)	(24,579)	8,323	(35,507)
Stock-based compensation	66,885	57,263	44,689
Provision for income taxes(8)	35,326	57,492	128,037
Income from continuing operations	$164,312	$340,921	$249,576
________________________

(1)Depreciation and amortization expenses (see Note 1. Summary of Business and Significant Accounting Policies for associated asset lives):
(a)Depreciation and amortization of property and equipment includes software developed for internal use as well as amortization of contract acquisition costs.
(b)Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
(c)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Our Travel Network business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.
(3)In 2019, Other, net primarily includes foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. In 2018, we recognized an expense of $5 million related to our liability under the TRA offset by a gain of $8 million on the sale of an investment. In 2017, we recognized a benefit of $60 million due to a reduction to our liability under the TRA primarily due to a provisional adjustment resulting from the enactment of TCJA which reduced the U.S. corporate income tax rate (see Note 7. Income Taxes), offset by a loss of $15 million related to debt modification costs associated with a debt refinancing. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4)Restructuring and other costs represents charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations, integration and facility opening or closing costs and other business reorganization costs. We recorded $25 million in charges associated with an announced action to reduce our workforce in 2017. These reductions aligned our operations with business needs and implemented an ongoing cost and organizational structure consistent with our expected growth needs and opportunities.
(5)Acquisition-related costs represent fees and expenses incurred associated with the 2019 acquisition of Radixx and the 2018 agreement to acquire Farelogix, which is anticipated to close in 2020. See Note 3. Acquisitions.
(6)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters. In 2019, we recognized the reversal of our previously accrued loss related to US Airways legal matter for $32 million. In 2018, we recorded non-income tax expense of $5 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. In 2017, we recorded a $43 million reimbursement, net of accrued legal and related expenses, from a settlement with our insurance carriers with respect to the American Airlines litigation. See Note 16. Commitments and Contingencies.
(7)Impairment and related charges represents an $81 million impairment charge recorded in 2017 associated with net capitalized contract costs related to an Airline Solutions' customer based on our analysis of the recoverability of such amounts. See Note 4. Impairment and Related Charges for additional information.
(8)In 2018, the provision for income taxes includes a benefit of $27 million related to the enactment of the TCJA for deferred taxes and foreign tax effects. In 2017, provision for income taxes includes a provisional impact of $47 million recognized as a result of the enactment of the TCJA in December 2017. See Note 7. Income Taxes.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Network, this fee is in the form of a transaction fee for bookings on our GDS; for Airline Solutions and Hospitality Solutions, this fee is a recurring usage-based fee for the use of our SaaS and hosted systems, as well as implementation fees and professional service fees. Transaction-based revenue accounted for approximately 94%, 95% and 95% of our Travel Network revenue for each of the years ended December 31, 2019, 2018 and 2017. Transaction-based revenue accounted for approximately 80%, 81% and 74% for the years ended December 31, 2019, 2018 and 2017, respectively, of our Airline Solutions revenue. Transaction-based revenue accounted for approximately 80%, 81% and 83% for the years ended December 31, 2019, 2018 and 2017, respectively, of our Hospitality Solutions revenue. All joint venture equity income relates to Travel Network.

Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Revenue of our Travel Network business is attributed to countries based on the location of the travel supplier. For Airline Solutions and Hospitality Solutions, revenue is attributed to countries based on the location of the customer. The majority of our revenues and long-lived assets are derived from the United States, Europe, and Asia-Pacific ("APAC") as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue:
United States (1)	$1,306,450	$1,346,895	$1,340,893
Europe	913,245	928,533	777,406
APAC	822,679	820,711	715,740
All Other	932,614	770,817	764,445
Total	$3,974,988	$3,866,956	$3,598,484
________________________
(1)United States includes revenue related to Canada and Mexico in 2018 and 2017 that is reflected in 'All Other' in 2019.

	As of December 31,
	2019	2018
Long-lived assets
United States (1)	$622,034	$773,739
Europe	1,594	3,735
APAC	11,521	7,254
All Other	6,573	5,644
Total	$641,722	$790,372
________________________
(1)United States includes long-lived assets related to Canada and Mexico in 2018 and 2017 that is reflected in 'All Other' in 2019.
18. Quarterly Financial Information (Unaudited)
A summary of our quarterly financial results for the years ended December 31, 2019 and 2018 is presented below (in thousands):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,049,361	$1,000,006	$984,199	$941,422
Operating income	110,407	81,913	113,460	57,637
Income from continuing operations	59,214	28,094	65,180	11,824
(Loss) income from discontinued operations, net of tax	(1,452)	1,350	(596)	(1,068)
Net income	57,762	29,444	64,584	10,756
Net income attributable to common stockholders	56,850	27,838	63,813	10,091
Net income per share attributable to common stockholders:
Basic	$0.20	$0.10	$0.24	$0.04
Diluted	$0.20	$0.10	$0.23	$0.04

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$988,369	$984,376	$970,283	$923,928
Operating income	165,401	138,833	136,763	121,019
Income from continuing operations	90,449	92,565	70,879	87,028
(Loss) income from discontinued operations, net of tax	(1,207)	760	3,664	(1,478)
Net income	89,242	93,325	74,543	85,550
Net income attributable to common stockholders	87,880	92,246	73,005	84,400
Net income per share attributable to common stockholders:
Basic	$0.32	$0.33	$0.26	$0.31
Diluted	$0.32	$0.33	$0.26	$0.30

19. Subsequent Events
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus (COVID-19) in January 2020, especially as it relates to air travel to and from Asia. We expect a material impact to our consolidated financial results in the first quarter of 2020. Given the uncertainties surrounding the duration of the outbreak and its impact on global travel, we cannot reasonably estimate the related financial impact to our full-year 2020 financial results; however, we expect the impact will be material.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included in Item 8 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) is incorporated in this Item 10 by reference:
•“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.
•“Other information—Delinquent Section 16(a) Reports.”
•“Corporate Governance—Other Corporate Governance Practices and Policies—Code of Business Ethics,” which describes our Code of Business Ethics.
•“Corporate Governance—Stockholder Nominations for Directors” and "Other Information—Proxy Access Nominations and Annual Meeting Advance Notice Requirements" which describe the procedures by which stockholders may nominate candidates for election to our Board of Directors.
•“Corporate Governance—Board Committees—Audit Committee," which identifies members of the Audit Committee of our Board of Directors and audit committee financial experts.
Information regarding our executive officers is reported under the caption “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2020 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2020 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	12,933,451	$21.46	19,120,881
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2019 Omnibus Plan, 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP, and the Sovereign MEIP. Also includes 8,455,085 restricted share units under our 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).

Sabre Corporation 2019 Omnibus Incentive Compensation Plan. The 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2019 Director Plan. The plan provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of

Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan. Therefore, as of December 31, 2019, no shares remained available for future grants under the 2016 Omnibus Plan.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2019, no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2019, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2019, no shares remained available for future grants under the Sovereign 2012 MEIP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2020 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2020 Proxy Statement is incorporated in this Item 14 by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report.
1.Financial statements. The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
2.Financial statement schedules. Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8.
All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.
3.Exhibits.

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

3.1
Fourth Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014).

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

3.56
Sixth Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2020).

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

4.5	Form of 5.250% Senior Secured Notes due 2023 (included in Exhibit 4.4).
4.6*	Description of Sabre Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Exhibit Number	Description of Exhibits
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

10.68+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.69+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.70+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.71+
Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.72+
Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.72 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

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

10.75+
Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.75 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.76+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.76 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.77+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan. incorporated by reference to Exhibit 10.77 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.78*	Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC.

Exhibit Number	Description of Exhibits
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.

ITEM 16.  FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 26, 2020	By:	/s/ Douglas E. Barnett
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

/s/ Sean Menke	President and Chief Executive Officer and Director	February 26, 2020
Sean Menke	(Principal Executive Officer)

/s/ Douglas E. Barnett	Executive Vice President and Chief Financial Officer	February 26, 2020
Douglas E. Barnett	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President - Finance and Controlling	February 26, 2020
Jami B. Kindle	(Principal Accounting Officer)

/s/ Karl Peterson	Chairman of the Board and Director	February 26, 2020
Karl Peterson

/s/ George Bravante, Jr.	Director	February 26, 2020
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 26, 2020
Hervé Couturier

/s/ Renée James	Director	February 26, 2020
Renée James

/s/ Lawrence W. Kellner	Director	February 26, 2020
Lawrence W. Kellner

/s/ Gary Kusin	Director	February 26, 2020
Gary Kusin

/s/ Judy Odom	Director	February 26, 2020
Judy Odom

/s/ Joseph Osnoss	Director	February 26, 2020
Joseph Osnoss

/s/ Zane Rowe	Director	February 26, 2020
Zane Rowe

/s/ John Siciliano	Director	February 26, 2020
John Siciliano

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2019, 2018 AND 2017
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$45.3	$20.6	$(8.2)	$57.7
Year ended December 31, 2018	$43.0	$7.7	$(5.4)	$45.3
Year ended December 31, 2017	$37.1	$9.5	$(3.6)	$43.0
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2019	$59.3	$—	$(21.0)	$38.3
Year ended December 31, 2018	$59.0	$4.7	$(4.4)	$59.3
Year ended December 31, 2017	$74.5	$(8.8)	$(6.7)	$59.0
Reserve for Value-Added Tax Receivables
Year Ended December 31, 2019	$—	$—	$—	$—
Year ended December 31, 2018	$—	$—	$—	$—
Year ended December 31, 2017	$0.3	$—	$(0.3)	$—