Form 10-Q
period 2020-03-31
Sabre Corp
filed 2020-05-08
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(682)-605-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	SABR	The NASDAQ Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 1, 2020, 275,523,228 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$658,977	$1,049,361
Cost of revenue	611,515	787,563
Selling, general and administrative	198,873	151,391
Operating (loss) income	(151,411)	110,407
Other income (expense):
Interest expense, net	(37,442)	(38,013)
Equity method (loss) income	(686)	533
Other, net	(47,486)	(1,870)
Total other expense, net	(85,614)	(39,350)
(Loss) Income from continuing operations before income taxes	(237,025)	71,057
Provision for income taxes	(27,254)	11,843
(Loss) Income from continuing operations	(209,771)	59,214
Loss from discontinued operations, net of tax	(2,126)	(1,452)
Net (loss) income	(211,897)	57,762
Net income attributable to noncontrolling interests	783	912
Net (loss) income attributable to common stockholders	$(212,680)	$56,850

Basic net (loss) income per share attributable to common stockholders:
(Loss) Income from continuing operations	$(0.77)	$0.21
Loss from discontinued operations	(0.01)	(0.01)
Net (loss) income per common share	$(0.78)	$0.20
Diluted net (loss) income per share attributable to common stockholders:
(Loss) Income from continuing operations	$(0.77)	$0.21
Loss from discontinued operations	(0.01)	(0.01)
Net (loss) income per common share	$(0.78)	$0.20
Weighted-average common shares outstanding:
Basic	274,037	275,589
Diluted	274,037	277,605

Dividends per common share	$0.14	$0.14
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(211,897)	$57,762
Other comprehensive loss, net of tax:
Foreign currency translation adjustments ("CTA")	(1,794)	(2,293)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $(1,206)	4,141	—
Amortization of prior service credits, net of taxes of $80 and $80	(278)	(278)
Amortization of actuarial losses, net of taxes of $(365) and $(353)	1,264	1,222
Net change in retirement-related benefit plans, net of tax	5,127	944
Derivatives:
Unrealized losses, net of taxes of $6,447 and $1,596	(23,818)	(5,409)
Reclassification adjustment for realized gains, net of taxes of $(515) and $(555)	1,835	2,202
Net change in derivatives, net of tax	(21,983)	(3,207)
Share of other comprehensive (loss) income of equity method investments	(653)	28
Other comprehensive loss	(19,303)	(4,528)
Comprehensive (loss) income	(231,200)	53,234
Less: Comprehensive loss attributable to noncontrolling interests	(783)	(912)
Comprehensive (loss) income attributable to Sabre Corporation	$(230,417)	$52,322

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$684,472	$436,176
Accounts receivable, net of allowance for credit losses of $100,245 and $56,367	360,677	546,533
Prepaid expenses and other current assets	150,470	139,211
Total current assets	1,195,619	1,121,920
Property and equipment, net of accumulated depreciation of $1,875,769 and $1,815,844	594,132	641,722
Equity method investments	24,503	27,494
Goodwill	2,631,077	2,633,251
Acquired customer relationships, net of accumulated amortization of $741,744 and $735,367	306,081	311,015
Other intangible assets, net of accumulated amortization of $684,491 and $674,073	251,421	262,638
Deferred income taxes	35,958	21,812
Other assets, net	671,067	670,105
Total assets	$5,709,858	$5,689,957

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$200,564	$187,187
Accrued compensation and related benefits	72,012	94,368
Accrued subscriber incentives	253,019	316,254
Deferred revenues	100,146	84,661
Other accrued liabilities	262,818	189,548
Current portion of debt	79,770	81,614
Tax Receivable Agreement	—	71,911
Total current liabilities	968,329	1,025,543
Deferred income taxes	77,816	107,402
Other noncurrent liabilities	361,690	347,522
Long-term debt	3,619,312	3,261,821
Commitments and contingencies (Note 12)
Stockholders’ equity
Common Stock: $0.01 par value; 1,000,000 authorized shares; 296,543 and 294,319 shares issued, 275,314 and 273,733 shares outstanding at March 31, 2020 and December 31, 2019, respectively	2,965	2,943
Additional paid-in capital	2,335,171	2,317,544
Treasury Stock, at cost, 21,229 and 20,587 shares at March 31, 2020 and December 31, 2019, respectively	(473,890)	(468,618)
Retained deficit	(1,022,297)	(763,482)
Accumulated other comprehensive loss	(168,609)	(149,306)
Non-controlling interest	9,371	8,588
Total stockholders’ equity	682,711	947,669
Total liabilities and stockholders’ equity	$5,709,858	$5,689,957

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(211,897)	$57,762
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	95,861	103,443
Deferred income taxes	(41,732)	(13,932)
Allowance for credit losses	36,359	5,370
Acquisition termination fee	24,811	—
Amortization of upfront incentive consideration	18,213	19,128
Stock-based compensation expense	17,577	15,694
Other	(4,196)	(1,189)
Loss from discontinued operations	2,126	1,452
Dividends received from equity method investments	1,652	996
Amortization of debt issuance costs	993	993
Equity method loss (income)	686	(533)
Changes in operating assets and liabilities:
Accounts and other receivables	120,580	(95,354)
Prepaid expenses and other current assets	(10,120)	(24,429)
Capitalized implementation costs	(1,472)	(7,619)
Upfront incentive consideration	(22,566)	(22,052)
Other assets	16,102	26,078
Accrued compensation and related benefits	(23,655)	(47,150)
Accounts payable and other accrued liabilities	(1,197)	131,753
Deferred revenue including upfront solution fees	22,306	1,589
Cash provided by operating activities	40,431	152,000
Investing Activities
Additions to property and equipment	(28,437)	(37,864)
Other investing activities	(4,413)	—
Cash used in investing activities	(32,850)	(37,864)
Financing Activities
Proceeds of borrowings from lenders	375,000	—
Payments on Tax Receivable Agreement	(71,958)	(72,790)
Cash dividends paid to common stockholders	(38,544)	(38,594)
Payments on borrowings from lenders	(18,953)	(11,828)
Net payments on the settlement of equity-based awards	(5,200)	(6,842)
Other financing activities	(2,199)	(2,114)
Repurchase of common stock	—	(32,146)
Cash provided by (used in) financing activities	238,146	(164,314)
Cash Flows from Discontinued Operations
Cash used in operating activities	(997)	(48)
Cash used in discontinued operations	(997)	(48)
Effect of exchange rate changes on cash and cash equivalents	3,566	448
Increase (decrease) in cash and cash equivalents	248,296	(49,778)
Cash and cash equivalents at beginning of period	436,176	509,265
Cash and cash equivalents at end of period	$684,472	$459,487
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(1)	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting standards	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
(1) A quarterly cash dividend of $0.14 per share on our common stock.

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	56,850	(4,528)	894	53,216
Common stock dividends(1)	—	—	—	—	—	(38,594)	—	—	(38,594)
Repurchase of common stock	—	—	—	1,491,521	(32,146)	—	—	—	(32,146)
Settlement of stock-based awards	2,245,107	22	3,311	477,357	(10,175)	—	—	—	(6,842)
Stock-based compensation expense	—	—	15,694	—	—	—	—	—	15,694
Balance at March 31, 2019	293,909,061	$2,939	$2,262,424	18,280,416	$(420,301)	$(750,310)	$(137,252)	$8,099	$965,599
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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has had a material impact to our consolidated financial results in the first quarter of 2020, resulting in a material decrease in transaction-based revenue across all three of our business units. Lower Travel Network volumes resulted in a material decline in incentive consideration costs, as expected.
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We are responding with measures to increase our cash position, including the suspension of dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility of $375 million, and the completion of debt offerings totaling $1,120 million. See Note 14. Subsequent Events for further information on these debt offerings. We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. Additionally, we have identified and are in the process of removing costs from the business in 2020. In connection with these cost savings measures, we recorded a $25 million charge associated with the announced action to reduce our workforce in the first quarter of 2020.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Cancellations of airline travel reservations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In the first quarter of 2020, the airline industry experienced a significantly higher number of airline travel reservation cancellations as a result of COVID-19 than expected as of December 31, 2019. As a result, our cancellation reserve as of March 31, 2020 was adjusted for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations. Given the unprecedented amount of air booking cancellations in the first quarter of 2020, we expect additional variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical experience. Our air booking cancellation reserve totaled $44 million at March 31, 2020. See Note 2. Revenue from Contracts with Customers. Additionally, our bad debt expense for the three months ended March 31, 2020 was $36 million, primarily related to fully reserving for balances related to certain customers, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in our estimates will be accurate.
We reviewed our goodwill and other long-lived assets including intangible assets, and did not identify any material impairments. See Note 8. Fair Value Measurements for further information about our interim goodwill quantitative assessment. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations cannot be reasonably estimated but could be material.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. Additionally, see Note 2. Revenue from Contracts with Customers for additional information on the use of significant estimates and assumptions in recognizing revenue and Note 5. Credit Losses for additional information regarding the use of significant estimates and assumptions related to the allowance for credit losses. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate.
Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2020.
Adoption of New Accounting Standards
In March 2020, the FASB issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. The updated standard is effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the three months ended March 31, 2020 as a result of adopting this standard. Our current hedging contracts do not extend past December 31, 2021.
In October 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance that eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest and instead requires entities to consider these indirect interests on a proportional basis. We adopted this standard in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued updated guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under this updated standard, a customer in a cloud-computing arrangement that is a service contract is required to follow guidance on software developed for internal use to determine which implementation costs to capitalize as assets or expense as incurred. This standard aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The standard requires that capitalized implementation costs related to a hosting arrangement that is a service contract be amortized over the term of the hosting arrangement, beginning when the component of the hosting arrangement is ready for its intended use, similar to requirements in guidance on software developed for internal use. In addition, costs incurred during the preliminary project and post-implementation phases are expensed as they are incurred. We adopted this standard prospectively in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. We adopted this standard in the first quarter of 2020, resulting in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020. See Note 5. Credit Losses for more information on the impacts from adoption and ongoing considerations.

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
The following table presents our assets and liabilities with customers as of March 31, 2020 and December 31, 2019 (in thousands):

Account	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$102,945	$105,499
Trade and unbilled receivables, net	Accounts receivable, net	350,537	539,806
Long-term trade unbilled receivables, net	Other assets, net	37,450	38,250
Contract liabilities	Deferred revenues / other noncurrent liabilities	189,134	167,832
________________________________

(1) Includes contract assets of $6 million for March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, we recognized revenue of approximately $16 million from contract liabilities that existed as of January 1, 2020. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31
	2020	2019

Air	$315,317	$640,478
Lodging, Ground and Sea	72,431	90,287
Other	39,955	43,203
Total Travel Network	427,703	773,968
Reservation Systems	105,131	127,228
Commercial and Operations Solutions	73,530	83,558
Other	1,224	2,141
Total Airline Solutions	179,885	212,927
SynXis Software and Services	50,731	64,214
Other	8,506	8,617
Total Hospitality Solutions	59,237	72,831
Eliminations	(7,848)	(10,365)
Total Sabre Revenue	$658,977	$1,049,361
Transaction revenue for airline travel reservations is recognized by Travel Network at the time of booking of the reservation, net of estimated future cancellations. Cancellations of airline travel reservations prior to the day of departure were estimated based on the historical level of cancellation rates, adjusted to take into account the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
3. Acquisitions
Farelogix
On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc. ("Farelogix"), alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ's request for an injunction. On April 8, 2020 the DOJ filed a notice of appeal. On April 9, 2020, the U.K. Competition and Markets Authority ("CMA") blocked the acquisition following its Phase 2 investigation. We intend to appeal the CMA's decision to the U.K. Competition Appeal Tribunal. Under the acquisition agreement, as amended, we agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which totaled $25 million as of March 31, 2020. Given the CMA's decision, we recorded a charge of $46 million during the three months ended March 31, 2020 included in other, net in our consolidated statements of operations which is comprised of the $25 million in advances mentioned above and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we have paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
Radixx
In October 2019, we completed the acquisition of Radixx, a provider of retailing and customer service solutions to airlines in the low-cost carrier ("LCC") market, for $107 million, net of cash acquired and funded by cash on hand. Radixx is managed as a part of our Airline Solutions segment. The accounting related to intangible assets and the associated deferred taxes remains subject to finalization due to ongoing analysis as of March 31, 2020.
4. Income Taxes
Our effective tax rates for the three months ended March 31, 2020 and 2019 were 11% and 17%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to tax losses related to the impact of COVID-19 on our results of operations, and various discrete items recorded in each of the respective three month periods including a decrease in the India withholding tax rate resulting from legislation enacted on March 27, 2020. The decrease in the India withholding tax rate resulted in a $4 million income tax benefit, which includes the impact for the three-month period ended March 31, 2020 and the application of the newly enacted rates to existing deferred balances. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $63 million and $65 million as of March 31, 2020 and December 31, 2019, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). We made payments on the TRA, including interest, of $72 million and $74 million during the three months ended March 31, 2020 and 2019, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.

5. Credit Losses
In the first quarter of 2020, we adopted the updated guidance within Accounting Standards Codification ("ASC") 326, Credit Impairment for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the previous "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. The adoption of this standard in the first quarter of 2020 resulted in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020.
We are exposed to credit losses primarily through our sales of services provided to participants in the travel and transportation industry which we consider to be our singular portfolio segment. We develop and document our methodology used in determining the allowance for credit losses at the portfolio segment level. Within the travel portfolio segment, we identify airlines, hoteliers and travel agencies as each presenting unique risk characteristics associated with historical credit loss patterns unique to each and we determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our receivables related to each.
The majority of our receivables are trade receivables due in less than one year. In addition to our short-term trade and unbilled receivables, our receivables also include contract assets and long-term trade unbilled receivables. See Note 2. Revenue from Contracts with Customers for more information about these financial assets. Contract assets and long-term receivables are reviewed for recoverability on a periodic basis based on a review of subjective factors and trends in collection data including the aging of our trade receivable balances with these customers and expectations of future global economic growth. We believe our credit risk is mitigated with carriers who use the Airline Clearing House (“ACH”) and other similar clearing houses, as ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor our ongoing credit exposure for these carriers through active review of customer balances against contract terms and due dates with account management. Our activities include established collection processes, account reconciliations, dispute resolution and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. We generally do not require security or collateral from our customers as a condition of sale.
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and adjusting for current customer-specific factors indicating financial instability and other macroeconomic factors that correlate with the expected collectability of our receivables.
Receivables are considered to be delinquent when contractual payment terms are exceeded. All receivables aged over twelve months are fully reserved. Receivables are written off against the allowance when it is probable that all remaining contractual payments will not be collected as evidenced by factors such as the extended age of the balance, the exhaustion of collection efforts, and the lack of ongoing contact or billing with the customer.
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2020 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2020
Balance at December 31, 2019	$57,730
Cumulative-effect adjustment upon adoption	9,868
Provision for expected credit losses	36,359
Write-offs	(3,945)
Other	2,743
Balance at March 31, 2020	$102,755
For the three months ended March 31, 2020, we made a decision to fully reserve for balances related to particular customers due to heightened uncertainty regarding collectability during the quarter. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances affected our current estimate of expected credit losses since year-end. Macro-economic factors, including the economic downtown and lack of liquidity in the capital markets resulting from the COVID-19 pandemic, can have a significant effect on additions to the allowance as the pandemic may result in the restructuring or bankruptcy of certain of our customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate.

6. Debt
As of March 31, 2020 and December 31, 2019, our outstanding debt included in our consolidated balance sheets totaled $3,699 million and $3,343 million, respectively, which are net of debt issuance costs of $14 million and $15 million, respectively, and unamortized discounts of $5 million and $6 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2020 and December 31, 2019 (in thousands):

	Rate	Maturity	March 31, 2020	December 31, 2019
Senior secured credit facilities:
Term Loan A	L + 2.25%	July 2022	$470,250	$484,500
Term Loan B	L + 2.00%	February 2024	1,838,724	1,843,427
Revolver, $400 million	L + 2.00%	July 2022	375,000	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
Finance lease obligations			4,087	5,882
Face value of total debt outstanding			3,718,061	3,363,809
Less current portion of debt outstanding			(79,770)	(81,614)
Face value of long-term debt outstanding			$3,638,291	$3,282,195

On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”) and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes” and together with the Secured Notes, the “Notes”). See Note 14. Subsequent Events for further information.
Senior Secured Credit Facilities
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to our Amended and Restated Credit Agreement, and Second Revolving Facility Refinancing Amendment to our Amended and Restated Credit Agreement (the “2017 Refinancing”). The 2017 Refinancing included a $400 million revolving credit facility ("Revolver") as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“Term Loan B”) and $570 million Term Loan A facility (“Term Loan A”). The Revolver and the Term Loan A mature on July 1, 2022. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. Term Loan B matures on February 22, 2024. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of March 31, 2020, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
Under the terms of the Amended and Restated Credit Agreement, our Total Net Leverage Ratio requirement may be suspended for a limited time if a “Material Travel Event Disruption” has occurred. As defined in the Amended and Restated Credit Agreement, a “Material Travel Event Disruption” means, in any given calendar month, a decrease of 10% or more in the number of “domestic revenue passenger enplanements” (determined by reference to the monthly “Air Traffic Statistics” published by the Bureau of Transportation Statistics) has occurred as a result of or in connection with a Travel Event (as defined in the Amended and Restated Credit Agreement) as compared to the number of “domestic revenue passenger enplanements” (determined by reference to the monthly “Air Traffic Statistics” published by the Bureau of Transportation Statistics) occurring in the corresponding month during the prior year or, if a Material Travel Event Disruption existed during such month, the most recent corresponding month in which no Material Travel Event Disruption occurred/existed.
We had $375 million outstanding under the Revolver as of March 31, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $11 million and $12 million as of March 31, 2020 and December 31, 2019, respectively, which reduced our overall credit capacity under the Revolver.

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statement of operations.
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2020 and 2019. As of March 31, 2020, we estimate that $9 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
As of March 31, 2020 and December 31, 2019, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of March 31, 2020
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	186,000	48,267	0.2595
Indian Rupee	US Dollar	3,000,000	41,318	0.0137
Singapore Dollar	US Dollar	45,000	33,120	0.7360
British Pound Sterling	US Dollar	13,200	17,197	1.3028
Australian Dollar	US Dollar	10,950	7,597	0.6938
Swedish Krona	US Dollar	24,500	2,646	0.1062

Outstanding Notional Amounts as of December 31, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	265,000	68,971	0.2603
Indian Rupee	US Dollar	4,485,000	61,708	0.0138
Singapore Dollar	US Dollar	63,500	46,759	0.7364
British Pound Sterling	US Dollar	18,400	24,109	1.3103
Australian Dollar	US Dollar	16,500	11,521	0.6982
Swedish Krona	US Dollar	38,100	4,106	0.1075

Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2020 and 2019 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$1,350 million	1 month LIBOR(1)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021

______________________

(1)Subject to a 0% floor.
In connection with the 2017 Term Facility Amendment, we entered into forward starting interest rate swaps effective March 31, 2017 to hedge the interest payments associated with $750 million of the floating-rate 2017 Term Loan B. The total notional amount outstanding of $750 million became effective December 31, 2018 and extended through the full year 2019. In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million became effective December 31, 2019 and extends through the full year 2020. In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to years 2019, 2020 and 2021, respectively. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the years 2020 and 2021. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Foreign exchange contracts	Other accrued liabilities	$(8,988)	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1,953
Interest rate swaps	Other accrued liabilities	(20,202)	(7,020)
Interest rate swaps	Other noncurrent liabilities	(9,988)	(7,918)
		$(39,178)	$(12,985)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Foreign exchange contracts	$(9,459)	$(255)
Interest rate swaps	(14,359)	(5,154)
Total	$(23,818)	$(5,409)

		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,

		2020	2019
Foreign exchange contracts	Cost of revenue	$621	$2,722
Interest rate swaps	Interest expense, net	1,214	(520)
Total		$1,835	$2,202

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
Interest Rate Swaps—The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes
The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$(8,988)	$—	$(8,988)	$—
Interest rate swap contracts	(30,190)	—	(30,190)	—
Total	$(39,178)	$—	$(39,178)	$—

		Fair Value at Reporting Date Using
	December 31, 2019	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$1,953	$—	$1,953	$—
Interest rate swap contracts	(14,938)	—	(14,938)	—
Total	$(12,985)	$—	$(12,985)	$—
(1) See Note 7. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2020.
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

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Term Loan A	$444,974	$485,106	$469,199	$483,317
Term Loan B	1,564,065	1,856,100	1,834,306	1,838,741
Revolver, $400 million	375,000	—	375,000	—
5.375% Senior secured notes due 2023	485,499	543,536	530,000	530,000
5.25% Senior secured notes due 2023	460,358	514,670	500,000	500,000
(1) Excludes net unamortized debt issuance costs.

Goodwill Quantitative Assessment
Due to the impacts of the COVID-19 pandemic on our current and projected future results of operations, we identified a triggering event requiring an interim quantitative assessment on our goodwill. The quantitative assessment is based on our current projections and is subject to various risks, uncertainties and estimates including: (1) forecasted revenues, expenses and cash flows, including future travel supplier capacity and load factors on those estimates and technology costs, (2) the duration and extent of the impact of the COVID-19 pandemic on our business and our customers, (3) current discount and long-term growth rates, (4) the reduction in our market capitalization, (5) current market transaction trends and (6) changes to the regulatory environment impacting our industry. We consider these to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs for which there is little or no market data and thus require management to develop its own assumptions.
Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill is not impaired; however, we estimate that Airline Solutions has a fair value that approximates its carrying value, subject to the risks noted above. If the factors associated with our estimate of the fair value of Airlines Solutions differ from actual results (for example, the period of time for our cash flows to recover from the COVID-19 pandemic), Airline Solutions goodwill totaling $372 million could be subject to impairment in the future, which would negatively impact our financial results but would not impact our cash flow. The impact of an impairment on our results of operations could be material.
9. Accumulated Other Comprehensive Loss
As of March 31, 2020 and December 31, 2019, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2020	December 31, 2019
Defined benefit pension and other post-retirement benefit plans	$(138,263)	$(143,389)
Unrealized foreign currency translation gain	1,842	4,289
Unrealized loss on foreign currency forward contracts and interest rate swaps	(32,188)	(10,206)
Total accumulated other comprehensive loss, net of tax	$(168,609)	$(149,306)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations.
See Note 7. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

10. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
(Loss) income from continuing operations	$(209,771)	$59,214
Less: Net income attributable to non-controlling interests	783	912
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(210,554)	$58,302
Denominator:
Basic weighted-average common shares outstanding	274,037	275,589
Add: Dilutive effect of stock options and restricted stock awards	—	2,016
Diluted weighted-average common shares outstanding	274,037	277,605
Earnings per share from continuing operations:
Basic	$(0.77)	$0.21
Diluted	$(0.77)	$0.21
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 2 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2020 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 1 million of anti-dilutive common stock equivalents for the three months ended March 31, 2019.
11. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other noncurrent assets and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. During the three months ended March 31, 2020, an operating lease commenced with a lease term of 10 years which is reflected in the information below. Our finance leases are not material to our consolidated financial statements and have been omitted from the information below.
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$7,475	$6,473
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32,184	5,175

The following table presents supplemental balance sheet information related to operating leases (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$88,860	$64,191
Other accrued liabilities	23,662	21,932
Other noncurrent liabilities	71,441	49,970
Total operating lease liabilities	$95,103	$71,902

Our leases have remaining minimum terms that range between one and ten years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$18,676
2021	23,506
2022	16,637
2023	13,372
2024	12,089
Thereafter	29,192
Total	113,472
Imputed Interest	(18,369)
Total	$95,103

12. Contingencies
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of March 31, 2020.
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
Department of Justice Lawsuit on and Competition and Markets Authority Review of the Farelogix Acquisition
On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc., alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ's request for an injunction. On April 8, 2020, the DOJ filed a notice of appeal. On April 9, 2020, the CMA blocked the acquisition following its Phase 2 investigation. We intend to appeal the CMA's decision to the U.K. Competition Appeal Tribunal. Under the acquisition agreement, as amended, we had agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which totaled $25 million as of March 31, 2020. Given the CMA's decision, we recorded a charge of $46 million during the three months ended March 31, 2020 included in Other, net in our consolidated statements of operations which is comprised of the $25 million in advances mentioned above and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we have paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
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

Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and our case is currently pending before that court. We have appealed the tax assessments for the assessment years ended March 2013 to March 2016 with the ITAT and no trial date has been set for these subsequent years.
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Delhi High Court and our case is pending before that court. The DIT also assessed taxes on a similar basis for assessment years ending March 2006 through March 2016 and appeals for assessment years ending March 2006 through 2016 are pending before the ITAT.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of March 31, 2020. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Airline Solutions and Travel Network platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre

Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them, with the exception of an immaterial amount recorded to our results of operations associated with the governmental investigation described above. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of March 31, 2020, we have approximately $22 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. Subsequent to March 31, 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling may be subject to appeal. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2020, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

13. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
Our CODM utilizes Adjusted Gross Profit, Adjusted Operating (Loss) Income and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources. Corporate includes a technology organization that provides development and support activities to our segments. The majority of costs associated with our technology organization are allocated to the segments primarily based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
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
The performance of our segments is evaluated primarily on Adjusted Gross Profit, Adjusted Operating (Loss) Income and Adjusted EBITDA which are not recognized terms under GAAP. Our uses of Adjusted Gross Profit, Adjusted Operating (Loss) Income and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Gross Profit as operating (loss) income adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive compensation and stock-based compensation included in cost of revenue.

We define Adjusted Operating (loss) Income as operating (loss) income adjusted for equity method (loss) income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted EBITDA as (loss) income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, amortization of upfront incentive consideration, interest expense, net, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation and provision for income taxes.
Segment information for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Travel Network	$427,703	$773,968
Airline Solutions	179,885	212,927
Hospitality Solutions	59,237	72,831
Eliminations	(7,848)	(10,365)
Total revenue	$658,977	$1,049,361
Adjusted Gross Profit(a)
Travel Network	$112,169	$282,680
Airline Solutions	52,027	78,131
Hospitality Solutions	5,694	15,710
Corporate	(2,790)	(3,431)
Total	$167,100	$373,090
Adjusted Operating (Loss) Income(b)
Travel Network	$21,972	$193,172
Airline Solutions	(32,579)	15,424
Hospitality Solutions	(16,457)	(5,717)
Corporate	(45,806)	(47,117)
Total	$(72,870)	$155,762
Adjusted EBITDA(c)
Travel Network	$65,452	$242,855
Airline Solutions	8,369	58,394
Hospitality Solutions	(4,855)	7,005
Total segments	68,966	308,254
Corporate	(44,563)	(45,905)
Total	$24,403	$262,349
Depreciation and amortization
Travel Network	$25,267	$30,555
Airline Solutions	40,948	42,970
Hospitality Solutions	11,602	12,723
Total segments	77,817	86,248
Corporate	18,044	17,195
Total	$95,861	$103,443
Capital Expenditures
Travel Network	$2,329	$4,986
Airline Solutions	6,392	12,490
Hospitality Solutions	1,401	3,496
Total segments	10,122	20,972
Corporate	18,315	16,892
Total	$28,437	$37,864
______________________________

(a)The following table sets forth the reconciliation of Adjusted Gross Profit to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted Gross Profit	$167,100	$373,090
Less adjustments:
Selling, general and administrative	198,873	151,391
Cost of revenue adjustments:
Depreciation and amortization(1)	77,373	84,920
Amortization of upfront incentive consideration(2)	18,213	19,128
Stock-based compensation	7,357	7,244
Restructuring and other costs(6)	16,695	—
Operating (loss) income	$(151,411)	$110,407

(b)The following table sets forth the reconciliation of Adjusted Operating (Loss) Income to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted Operating (Loss) Income	$(72,870)	$155,762
Less adjustments:
Equity method (loss) income	(686)	533
Acquisition-related amortization(1c)	16,801	15,984
Acquisition-related costs(5)	17,827	11,706
Litigation costs, net(4)	1,741	1,438
Stock-based compensation	17,577	15,694
Restructuring and other costs(6)	25,281	—
Operating (loss) income	$(151,411)	$110,407

(c)The following table sets forth the reconciliation of Adjusted EBITDA to (loss) income from continuing operations in our statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$24,403	$262,349
Less adjustments:
Depreciation and amortization of property and equipment(1a)	69,513	75,348
Amortization of capitalized implementation costs(1b)	9,547	12,111
Acquisition-related amortization(1c)	16,801	15,984
Amortization of upfront incentive consideration(2)	18,213	19,128
Interest expense, net	37,442	38,013
Other, net(3)	47,486	1,870
Restructuring and other costs(6)	25,281	—
Acquisition-related costs (5)	17,827	11,706
Litigation costs, net(4)	1,741	1,438
Stock-based compensation	17,577	15,694
Provision for income taxes	(27,254)	11,843
(Loss) income from continuing operations	$(209,771)	$59,214
______________________________________________________

(1)Depreciation and amortization expenses:
(a) Depreciation and amortization of property and equipment includes software developed for internal use as well as amortization of contract acquisition costs
(b) Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
(c) Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
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
(3)Other, net primarily includes a $46 million charge in connection with our proposed acquisition of Farelogix, as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
(4)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 12. Contingencies.
(5)Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix.
(6)Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations. In the first quarter of 2020, we recorded a $25 million charge associated with an announced action to reduce our workforce in connection with cost savings measures as a result of the market conditions caused by COVID-19.
14. Subsequent Events
Debt Offerings
On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”) and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes” and together with the Secured Notes, the “Notes”).
The Secured Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The Secured Notes bear interest at a rate of 9.250% per annum and interest payments are due semi-annually on April 15 and October 15 of each year, beginning with October 15, 2020. The Secured Notes mature on April 15, 2025.
The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged. The Exchangeable Notes are exchangeable at their holders’ election, under specified circumstances, into consideration based on Sabre common stock. This consideration consists of shares of Sabre common stock, cash, or a mixture of the two at Sabre GLBL’s election. Upon any future occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes), holders may require Sabre GLBL to repurchase their Exchangeable Notes at a price equal to principal amount plus accrued and unpaid interest. The Exchangeable Notes bear interest at a rate of 4.00% per annum and interest payments are due semi-annually on April 15 and October 15 of each year, beginning with October 15, 2020. The Exchangeable Notes are guaranteed on a senior unsecured basis by Sabre and Sabre Holdings.
The net proceeds from the sales of the Notes will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans”, "could", "likely", "commit", "guidance", "anticipate", "incremental", "preliminary", "forecast", "continue", "strategy", "confidence", "momentum", "estimate", "objective", "project", "may", or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has had a material impact to our consolidated financial results in the first quarter of 2020, resulting in a material decrease in transaction-based revenue across all three of our business units. Lower Travel Network volumes resulted in a material decline in incentive consideration costs, as expected, which was partially offset by higher bad debt expense due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard.
Given the market conditions as the result of COVID-19, we have responded with measures to increase our cash position through the suspension of dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility, and the completion of debt offerings totaling $1,120 million. See "—Liquidity and Capital Resources." Additionally, we have identified and are in the process of removing costs from the business in 2020. As part of these cost reduction efforts, we are implementing several immediate actions with regard to our workforce and other costs during this difficult business climate. These actions include:
•A temporary reduction in base compensation pay for our US-based salaried workforce, including a 25% reduction for our CEO, and Sabre will work with international employees on a country-by-country basis;
•A reduction in the cash retainer for members of our Board of Directors;

•Our 401(k) match program has been temporarily suspended for US-based employees;
•On a global basis, we are offering voluntary unpaid time off, voluntary severance and a voluntary early retirement program and in the second quarter of 2020 we furloughed approximately one-third of our workforce; and
•Reductions in third-party contracting, vendor costs and other discretionary spending
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue well beyond the containment of such outbreak. Given the uncertainties surrounding the duration of the outbreak and its impact on global travel, we cannot reasonably estimate the related financial impact to our full-year 2020 financial results, but we expect a net loss on both a U.S. GAAP and adjusted basis for the year ended December 31, 2020 despite the cost saving measures described above.
Due to the impacts of the COVID-19 pandemic on our current and projected future results of operations, we identified a triggering event requiring an interim quantitative assessment on our goodwill. The quantitative assessment is based on our current projections and is subject to various risks, uncertainties and estimates including: (1) forecasted revenues, expenses and cash flows, including future travel supplier capacity and load factors on those estimates and technology costs, (2) the duration and extent of the impact of the COVID-19 pandemic on our business and our customers, (3) current discount and long-term growth rates, (4) the reduction in our market capitalization, (5) current market transaction trends and (6) changes to the regulatory environment impacting our industry. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill is not impaired; however, we estimate that Airline Solutions has a fair value that approximates its carrying value. See Note 8. Fair Value Measurements for further information about our interim goodwill quantitative assessment. If the factors associated with our estimate of the fair value of Airlines Solutions differ from actual results, Airline Solutions goodwill totaling $372 million could be subject to impairment in the future, which would negatively impact our financial results but would not impact our cash flow. The impact of an impairment on our results of operations could be material.
In addition, we reviewed other long-lived assets including intangible assets, and did not identify any material impairments. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations cannot be reasonably estimated but could be material.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, which provides over $2 trillion in economic relief in response to the COVID-19 pandemic. The CARES Act also modifies sections of the Internal Revenue Code of 1986, as amended ("IRC"). Certain IRC modifications relax limitations on deductions, which were enacted as part of the Tax Cuts and Jobs Act. At this time, we do not expect to participate in the CARES Act loan program for the aviation industry. In addition, we do not expect any of the provisions of the CARES Act to have a material impact on our consolidated financial statements.
In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd. ("Jet Airways"), suspended flight operations and is in insolvency proceedings. Our revenue was negatively impacted in 2019 and will continue to be negatively impacted in 2020. This insolvency, coupled with the macroeconomic and geopolitical environment and channel shift related to certain European carriers, has negatively impacted our revenue growth and contributed to reduced growth rates in the GDS industry. In addition, for Airline Solutions, Bangkok Airways Public Company Limited and Philippine Airlines, Inc. (the "Transitioned Customers"), previously made decisions to transition from our services, which will dilute our growth rates on a year-over-year basis. Philippine Airlines transitioned in March 2019 and Bangkok Airways Public Company Limited transitioned in August 2019.
Factors Affecting our Results
In addition to the "—Recent Developments Affecting our Results of Operations" above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.

Components of Revenues and Expenses
Revenues
Travel Network primarily generates revenues from Direct Billable Bookings processed on our GDS, adjusted for estimated cancellations of those bookings, as well as the sale of aggregated bookings data to carriers. Airline Solutions and Hospitality Solutions primarily generate revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Airline Solutions also generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
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
Depreciation and amortization included in cost of revenue is associated with property and equipment, amortization of capitalized implementation costs which relates to Airline Solutions and Hospitality Solutions, intangible assets for technology purchased through acquisitions or established with our take private transactions in 2007, and software developed for internal use that supports our revenue, businesses and systems. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
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
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our equity method investments in cases where we are paid directly by the travel supplier. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and hosted revenue from recurring usage-based fees. The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). These key metrics allow management to analyze customer volume over time for each of our three business segments to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Travel Network
Direct Billable Bookings - Air	72,823	138,561	(47.4)%
Direct Billable Bookings - LGS	12,930	16,376	(21.0)%
Total Direct Billable Bookings	85,753	154,937	(44.7)%
Airline Solutions Passengers Boarded	167,375	186,177	(10.1)%
Hospitality Solutions Central Reservation System Transactions	21,019	23,024	(8.7)%

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit, Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income from continuing operations ("Adjusted Net (Loss) Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Gross Profit as operating (loss) income adjusted for selling, general and administrative expenses, the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive consideration, and stock-based compensation included in cost of revenue.
We define Adjusted Operating (Loss) Income as operating (loss) income adjusted for equity method (loss) income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net (Loss) Income as net (loss) income attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as Adjusted Net (Loss) Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and the remaining provision for income taxes.
We define Free Cash Flow as cash provided by operating activities less cash used in additions to property and equipment.
We define Adjusted Net (Loss) Income from continuing operations per share as Adjusted Net (Loss) Income divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. We also believe that Adjusted Gross Profit, Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Gross Profit, Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Gross Profit, Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net (loss) income attributable to common stockholders to Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted Operating (Loss) Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to common stockholders	$(212,680)	$56,850
Loss from discontinued operations, net of tax	2,126	1,452
Net income attributable to non-controlling interests(1)	783	912
(Loss) Income from continuing operations	(209,771)	59,214
Adjustments:
Acquisition-related amortization(2a)	16,801	15,984
Restructuring and other costs(8)	25,281	—
Other, net(4)	47,486	1,870
Acquisition-related costs(6)	17,827	11,706
Litigation costs, net(5)	1,741	1,438
Stock-based compensation	17,577	15,694
Tax impact of adjustments(7)	3,082	(11,707)
Adjusted Net (Loss) Income from continuing operations	$(79,976)	$94,199
Adjusted Net (Loss) Income from continuing operations per share	$(0.29)	$0.34
Diluted weighted-average common shares outstanding	274,037	277,605

Adjusted Net (Loss) Income from continuing operations	$(79,976)	$94,199
Adjustments:
Depreciation and amortization of property and equipment(2b)	69,513	75,348
Amortization of capitalized implementation costs(2c)	9,547	12,111
Amortization of upfront incentive consideration(3)	18,213	19,128
Interest expense, net	37,442	38,013
Remaining provision for income taxes	(30,336)	23,550
Adjusted EBITDA	$24,403	$262,349
Less:
Depreciation and amortization(2)	95,861	103,443
Amortization of upfront incentive consideration(3)	18,213	19,128
Acquisition-related amortization(2a)	(16,801)	(15,984)
Adjusted Operating (Loss) Income	$(72,870)	$155,762

The following tables set forth the reconciliation of operating (loss) income in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating (Loss) Income by business segment (in thousands):

	Three Months Ended March 31, 2020
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating (loss) income	$22,658	$(32,579)	$(16,457)	$(125,033)	$(151,411)
Add back:
Selling, general and administrative	48,969	46,519	11,685	91,700	198,873
Cost of revenue adjustments:
Depreciation and amortization(2)	22,329	38,087	10,466	6,491	77,373
Restructuring and other costs(8)	—	—	—	16,695	16,695
Amortization of upfront incentive consideration(3)	18,213	—	—	—	18,213
Stock-based compensation	—	—	—	7,357	7,357
Adjusted Gross Profit	112,169	52,027	5,694	(2,790)	167,100
Selling, general and administrative	(48,969)	(46,519)	(11,685)	(91,700)	(198,873)
Equity method loss	(686)	—	—	—	(686)
Selling, general and administrative adjustments:
Depreciation and amortization(2)	2,938	2,861	1,136	11,553	18,488
Restructuring and other costs(8)	—	—	—	8,586	8,586
Acquisition-related costs(6)	—	—	—	17,827	17,827
Litigation costs, net(5)	—	—	—	1,741	1,741
Stock-based compensation	—	—	—	10,220	10,220
Adjusted EBITDA	65,452	8,369	(4,855)	(44,563)	24,403
Less:
Depreciation and amortization(2)	25,267	40,948	11,602	18,044	95,861
Amortization of upfront incentive consideration(3)	18,213	—	—	—	18,213
Acquisition-related amortization(2a)	—	—	—	(16,801)	(16,801)
Adjusted Operating (Loss) Income	$21,972	$(32,579)	$(16,457)	$(45,806)	$(72,870)

	Three Months Ended March 31, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$192,639	$15,424	$(5,717)	$(91,939)	$110,407
Add back:
Selling, general and administrative	43,460	22,677	9,960	75,294	151,391
Cost of revenue adjustments:
Depreciation and amortization(2)	27,453	40,030	11,467	5,970	84,920
Amortization of upfront incentive consideration(3)	19,128	—	—	—	19,128
Stock-based compensation	—	—	—	7,244	7,244
Adjusted Gross Profit	282,680	78,131	15,710	(3,431)	373,090
Selling, general and administrative	(43,460)	(22,677)	(9,960)	(75,294)	(151,391)
Equity method income	533	—	—	—	533
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,102	2,940	1,255	11,226	18,523
Acquisition-related costs(6)	—	—	—	11,706	11,706
Litigation costs, net(5)	—	—	—	1,438	1,438
Stock-based compensation	—	—	—	8,450	8,450
Adjusted EBITDA	242,855	58,394	7,005	(45,905)	262,349
Less:
Depreciation and amortization(2)	30,555	42,970	12,722	17,196	103,443
Amortization of upfront incentive consideration(3)	19,128	—	—	—	19,128
Acquisition-related amortization(2a)	—	—	—	(15,984)	(15,984)
Adjusted Operating Income (Loss)	$193,172	$15,424	$(5,717)	$(47,117)	$155,762

        The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$40,431	$152,000
Cash used in investing activities	(32,850)	(37,864)
Cash provided by (used in) financing activities	238,146	(164,314)

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$40,431	$152,000
Additions to property and equipment	(28,437)	(37,864)
Free Cash Flow	$11,994	$114,136
______________________________

(1) Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, and (iv) Sabre Bulgaria of 40%.
(2) Depreciation and amortization expenses:
(a) Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(b) Depreciation and amortization of property and equipment includes software developed for internal use as well as amortization of contract acquisition costs.
(c) Amortization of capitalized implementation costs represents amortization of upfront costs to implement new customer contracts under our SaaS and hosted revenue model.
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
(4) Other, net primarily includes a $46 million charge in connection with our proposed acquisition of Farelogix Inc. ("Farelogix"), as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
(5) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 12. Contingencies, to our consolidated financial statements.
(6) Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix. See Note 3. Acquisitions.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions and other items.
(8) Restructuring and other costs represent charges associated with business restructuring and associated changes implemented which resulted in severance benefits related to employee terminations. In the first quarter of 2020, we recorded a $25 million charge associated with an announced action to reduce our workforce in connection with cost savings measures as a result of the market conditions caused by COVID-19.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Revenue	$658,977	$1,049,361
Cost of revenue	611,515	787,563
Selling, general and administrative	198,873	151,391
Operating (loss) income	(151,411)	110,407
Interest expense, net	(37,442)	(38,013)
Equity method (loss) income	(686)	533
Other expense, net	(47,486)	(1,870)
(Loss) income from continuing operations before income taxes	(237,025)	71,057
Provision for income taxes	(27,254)	11,843
(Loss) Income from continuing operations	$(209,771)	$59,214

Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$427,703	$773,968	$(346,265)	(45)%
Airline Solutions	179,885	212,927	(33,042)	(16)%
Hospitality Solutions	59,237	72,831	(13,594)	(19)%
Total segment revenue	666,825	1,059,726	(392,901)	(37)%
Eliminations	(7,848)	(10,365)	2,517	24%
Total revenue	$658,977	$1,049,361	$(390,384)	(37)%
Travel Network—Revenue decreased $346 million, or 45%, for the three months ended March 31, 2020 compared to the same period in the prior year, primarily due to a decrease in transaction-based revenue of $343 million to $388 million. The decrease in revenue primarily resulted from a 45% decrease in Direct Billable Bookings to 86 million primarily resulting from the COVID-19 pandemic.
Airline Solutions—Revenue decreased $33 million, or 16%, for the three months ended March 31, 2020 compared to the same period in the prior year. The $33 million decrease in revenue primarily resulted from:
•a $22 million decrease in Reservation revenue for the three months ended March 31, 2020 compared to the same period in the prior year. This decline is primarily due to a $27 million decrease in revenue compared to the same period in the prior year due to the demigration of the Transitioned Customers, Jet Airways' insolvency in April 2019 and the impact of the COVID-19 pandemic on our existing customer base. This decrease was partially offset by an increase of $5 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 10% to 167 million for the three months ended March 31, 2020.
•a $11 million decrease in AirVision and AirCentre commercial and operations solutions revenue primarily driven by a decrease in license fee revenue from new implementations recognized upon delivery to the customer in the prior year, Jet Airways' insolvency in April 2019, and lower volumes.
Hospitality Solutions—Revenue decreased $14 million, or 19%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 9% to 21 million, as a result of the COVID-19 pandemic, and a decline in average transaction rate driven by the migration of certain enterprise hotel brands to our platform beginning in the second quarter of 2019.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$315,533	$491,289	$(175,756)	(36)%
Airline Solutions	127,857	134,796	(6,939)	(5)%
Hospitality Solutions	53,543	57,121	(3,578)	(6)%
Eliminations	(7,847)	(10,365)	2,518	24%
Total segment cost of revenue	489,086	672,841	(183,755)	(27)%
Corporate	26,843	10,674	16,169	151%
Depreciation and amortization	77,373	84,920	(7,547)	(9)%
Amortization of upfront incentive consideration	18,213	19,128	(915)	(5)%
Total cost of revenue	$611,515	$787,563	$(176,048)	(22)%
Travel Network—Cost of revenue decreased $176 million, or 36%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily the result of a $175 million decline in incentive consideration in all regions due to lower transaction volume as the result of the COVID-19 pandemic, as well as a reduction in non-development labor costs in connection with our reduction measures.
Airline Solutions—Cost of revenue decreased $7 million, or 5%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily the result of a reduction in non-development labor costs as a result of our cost reduction measures.
Hospitality Solutions—Cost of revenue decreased $4 million, or 6%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily driven by a $4 million decrease in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in non-development labor costs in connection with our cost reduction measures.
Corporate—Cost of revenue associated with corporate costs increased $16 million, or 151%, for the three months ended March 31, 2020 compared to the same period in the prior year. This increase was primarily due to an accrual of $17 million of severance benefits associated with a reduction of our workforce.
Depreciation and amortization—Depreciation and amortization decreased $8 million, or 9%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease is primarily due to a change in mix of our technology spend in 2019 resulting in less capitalized internal use software.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease is primarily due to decreased upfront cash provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$198,873	$151,391	$47,482	31%
Selling, general and administrative expenses increased $47 million, or 31%, for the three months ended March 31, 2020 compared to the same period in the prior year, primarily driven by a $31 million increase in bad debt expense, primarily related to fully reserving for balances related to certain customers, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. In addition, we recorded an accrual of $9 million of severance benefits associated with the reduction of our workforce, additional legal costs associated with the potential acquisition of Farelogix of $4 million, and an increase in technology costs of $3 million related to strategic investments in cybersecurity and corporate systems.

Other expense, net

	Three Months Ended March 31,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$47,486	$1,870	$45,616	**
** not meaningful
Other expense, net increased $46 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to a $46 million charge related to termination payments in connection with our proposed acquisition of Farelogix. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(27,254)	$11,843	$(39,097)	(330)%
Our effective tax rates for the three months ended March 31, 2020 and 2019 were 11% and 17%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to tax losses related to the impact of COVID-19 on our results of operations, and various discrete items recorded in each of the respective three month periods including a decrease in the India withholding tax rate resulting from legislation enacted on March 27, 2020. The decrease in the India withholding tax rate resulted in a $4 million income tax benefit, which includes the impact for the three-month period ended March 31, 2020 and the application of the newly enacted rates to existing deferred balances. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million revolving credit facility ("Revolver") (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of March 31, 2020 and December 31, 2019, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$684,472	$436,176
Available balance under the Revolver	13,525	388,396
Reductions to the Revolver:
Revolver outstanding balance	375,000	—
Outstanding letters of credit	11,475	11,604
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2020 and December 31, 2019.
As of December 31, 2018, we have utilized substantially all of our U.S. federal NOLs and a portion of our available U.S. federal tax credits. As a result, we previously expected to be a U.S federal cash tax payer in 2020 and future years. Because of the significant adverse impact of the COVID-19 pandemic on our business, however, we do not expect to be a U.S. federal cash tax payer for 2020.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We are responding with measures to increase our cash position, including the suspension of dividends and share repurchases under the Share Repurchase Program (the "Share Repurchase Program"), borrowing under our existing revolving credit facility, implementation of cost savings measures, and the completion of debt offerings. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary.

We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to the cost savings measures described below. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. We may supplement our current liquidity through debt or equity offerings to support future strategic investments, or to pay down debt.
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay quarterly dividends on our common stock, pay taxes, and service our debt and other long-term liabilities. On March 17, 2020, we drew $375 million under the Revolver to supplement our liquidity needs. We had $375 million outstanding under the Revolver as of March 31, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $11 million and $12 million as of March 31, 2020 and December 31, 2019, respectively, which reduced our overall credit capacity under the Revolver. The current interest rate for borrowings under the Revolver is LIBOR plus an adjusted spread based on leverage as reflected in the Revolver. The Revolver will expire, at the earliest, on July 1, 2022.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including the impacts of COVID-19. See “Risk Factors—The ongoing impact of the COVID-19 outbreak on our business and results of operations is highly uncertain" and "—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
Given the impacts of COVID-19 as discussed above, we have currently suspended share repurchases under our Share Repurchase Program as well as the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. See “—Recent Events Impacting our Liquidity and Capital Resources.” We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, repurchasing shares of our common stock (including pursuant to our multi-year $500 million Share Repurchase Program) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
Recent Events Impacting Our Liquidity and Capital Resources
Debt Offerings
On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”) and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes” and together with the Secured Notes, the “Notes”).
The Secured Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Issuer’s credit facility. The Secured Notes bear interest at a rate of 9.250% per annum and interest payments are due semi-annually on April 15 and October 15 of each year, beginning with October 15, 2020. The Secured Notes mature on April 15, 2025.
The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged. The Exchangeable Notes are exchangeable at their holders’ election, under specified circumstances, into consideration based on Sabre common stock. This consideration consists of shares of Sabre common stock, cash, or a mixture of the two at Sabre GLBL’s election. Upon any future occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes), holders may require Sabre GLBL to repurchase their Exchangeable Notes at a price equal to principal amount plus accrued and unpaid interest. The Exchangeable Notes bear interest at a rate of 4.00% per annum and interest payments are due semi-annually on April 15 and October 15 of each year, beginning with October 15, 2020. The Exchangeable Notes are guaranteed on a senior unsecured basis by Sabre and Sabre Holdings.
The net proceeds from the sales of the Notes will be used for general corporate purposes.

Cost Reduction Efforts
Given the market conditions as the result of COVID-19, we have identified and are in the process of removing costs from the business in 2020. As part of these cost reduction efforts, we are implementing several immediate actions with regard to our workforce and other costs during this difficult business climate. These actions include:
•A temporary reduction in base compensation pay for our US-based salaried workforce, including a 25% reduction for our CEO, and Sabre will work with international employees on a country-by-country basis;
•A reduction in the cash retainer for members of our Board of Directors;
•Our 401(k) match program has been temporarily suspended for US-based employees;
•On a global basis, we are offering voluntary unpaid time off, voluntary severance and a voluntary early retirement program and in the second quarter of 2020 we furloughed approximately one-third of our workforce; and
•Reductions in third-party contracting, vendor costs and other discretionary spending
Farelogix Acquisition
On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ’s request for an injunction. On April 8, 2020, the DOJ filed its notice of appeal. On April 9, 2020, the U.K. Competition and Markets Authority ("CMA") blocked the acquisition following its Phase 2 investigation. We intend to appeal the CMA's decision to the U.K. Competition Appeal Tribunal. Under the acquisition agreement, as amended, we agreed to advance certain attorneys’ fees incurred by Farelogix in responding to certain governmental reviews of the acquisition and in defending against certain antitrust proceedings, which totaled $25 million as of March 31, 2020. Given the CMA's decision, we recorded a charge of $46 million during the three months ended March 31, 2020 included in Other, net in our consolidated statements of operations which is comprised of the $25 million in advances mentioned above and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we have paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
Dividends
During the three months ended March 31, 2020, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2020.
Senior Secured Credit Facilities
On August 23, 2017, Sabre GLBL entered into a Fourth Incremental Term Facility Amendment to our Amended and Restated Credit Agreement, Term Loan A Refinancing Amendment to our Amended and Restated Credit Agreement, and Second Revolving Facility Refinancing Amendment to our Amended and Restated Credit Agreement (the “2017 Refinancing”). The 2017 Refinancing included a $400 million Revolver as well as the application of the proceeds of the approximately $1,891 million incremental Term Loan B facility (“Term Loan B”) and $570 million Term Loan A facility (“Term Loan A”). The Revolver and the Term Loan A mature on July 1, 2022. The applicable margins for the Term Loan A and the Revolver were reduced to (i) between 2.50% and 1.75% per annum for Eurocurrency rate loans and (ii) between 1.50% and 0.75% per annum for base rate loans, in each case with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. Term Loan B matures on February 22, 2024. The applicable margins for the Term Loan B were reduced to 2.25% per annum for Eurocurrency rate loans and 1.25% per annum for base rate loans.
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

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. As of March 31, 2020, we are in compliance with all covenants under the Amended and Restated Credit Agreement.
Under the terms of the Amended and Restated Credit Agreement, the financial covenant related to our leverage ratio is suspended for a limited time if a “Material Travel Event Disruption” has occurred. As defined in the Amended and Restated Credit Agreement, a “Material Travel Event Disruption” means, in any given calendar month, a decrease of 10% or more in the number of “domestic revenue passenger enplanements” (determined by reference to the monthly “Air Traffic Statistics” published by the Bureau of Transportation Statistics) has occurred as a result of or in connection with a Travel Event (as defined in the Amended and Restated Credit Agreement) as compared to the number of “domestic revenue passenger enplanements” (determined by reference to the monthly “Air Traffic Statistics” published by the Bureau of Transportation Statistics) occurring in the corresponding month during the prior year or, if a Material Travel Event Disruption existed during such month, the most recent corresponding month in which no Material Travel Event Disruption occurred/existed.
As of March 31, 2020, we are unable to evaluate if a Material Travel Event Disruption has occurred. However, we believe that recent capacity reductions by domestic airlines in response to the COVID-19 outbreak and related anticipated decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, will lead in the coming months to a finding that a Material Travel Event Disruption has occurred and a determination that the leverage ratio covenant has been suspended for a minimum of two quarters, the quarter in which a Material Travel Event Disruption has occurred and the quarter following the quarter in which such Material Travel Event Disruption has occurred, as outlined in the credit agreement.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2018, we were not required to make an excess cash flow payment in 2019, and no excess cash flow payment is required in 2020 with respect to our results for the year ended December 31, 2019. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). We made payments on the TRA, including interest, of $72 million and $74 million during the three months ended March 31, 2020 and 2019, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in our January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards, trends, and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC, Amazon Web Services, Inc., Google Cloud, and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $255 million and $261 million for the three months ended March 31, 2020 and 2019, respectively. These amounts include hosting, third-party software and expensed research and development costs of $240 million and $234 million for the three months ended March 31, 2020 and 2019, respectively, and capitalized software development expenditures, of $15 million and $27 million for these respective periods.

Cash Flows

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Cash provided by operating activities	$40,431	$152,000
Cash used in investing activities	(32,850)	(37,864)
Cash provided by (used in) financing activities	238,146	(164,314)
Cash used in discontinued operations	(997)	(48)
Effect of exchange rate changes on cash and cash equivalents	3,566	448
Increase (decrease) in cash and cash equivalents	$248,296	$(49,778)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2020 was $40 million and consisted of net loss from continuing operations of $210 million, offset by adjustments for non-cash and other items of $150 million and an increase in cash from changes in operating assets and liabilities of $100 million. The adjustments for non-cash and other items consist primarily of $96 million of depreciation and amortization, $36 million in allowance for credit losses, $25 million in acquisition termination fees, $18 million in amortization of upfront incentive consideration, and $18 million stock-based compensation expense, partially offset by $42 million in deferred income taxes. The increase in cash from changes in operating assets and liabilities of $100 million was primarily the result of a decrease of $121 million in accounts receivable due to the impact of COVID-19 on our revenue and billings to customers, an increase of $22 million in deferred revenue, and a $16 million decrease in other assets. These increases were partially offset by $24 million used in accrued compensation and related benefits, $23 million used for upfront incentive consideration, an increase of $10 million in prepaid expenses and other current assets, and a decrease of $1 million in accounts payable due to reductions in incentive fees due to the impact of COVID-19 on our volumes, offset by our liability of $21 million associated with accrued termination fees for the Farelogix transaction, incentive fees due to agencies that were delayed in order to allow adjustment for cancellations, and liabilities recorded for refunds due to our customers for booking cancellations.
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
Investing Activities
For the three months ended March 31, 2020, we used cash of $28 million on capital expenditures, including $15 million related to software developed for internal use.
For the three months ended March 31, 2019, we used cash of $38 million on capital expenditures, including $27 million related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2020, financing activities provided $238 million. Significant highlights of our financing activities include:
•proceeds from borrowings under the Revolver of $375 million;
•fourth and final annual payment on the TRA liability for $72 million, excluding interest;
•payment of $39 million in dividends on our common stock;
•payment of $19 million on our Term Loan A and Term Loan B;
•net payments of $5 million from the settlement of employee stock-option awards, including payments of $5 million in income tax withholdings associated with the settlement of employee restricted-stock awards;
•payment of $2 million on our capital leases.

For the three months ended March 31, 2019, we used $164 million for financing activities. Significant highlights of our financing activities include:
•third annual payment on the TRA liability for $73 million, excluding interest;
•payment of $39 million in dividends on our common stock;
•repurchase of 1,491,521 shares of our common stock outstanding totaling $32 million;
•payment of $12 million on our Term Loan A and Term Loan B;
•net payments of $7 million from the settlement of employee stock-option awards, including payments of $10 million in income tax withholdings associated with the settlement of employee restricted-stock awards.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2019 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2020 and year ended December 31, 2019.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. Since the date of the annual report on Form 10-K filed with the SEC on February 26, 2020, there have been no material changes to our critical accounting estimates other than to update the critical accounting estimate disclosures for our allowance for credit losses to align with the adoption of Accounting Standards Codification ("ASC") 326, Credit Impairment.
Allowance for Credit Losses
We develop and document our methodology used in determining the allowance for credit losses at the portfolio segment level. Within the travel portfolio segment, we identify airlines, hoteliers and travel agencies as each presenting unique risk characteristics associated with historical credit loss patterns unique to each and we determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our receivables related to each.
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically reserve for bad debts against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and adjusting for current customer-specific factors indicating financial instability and other macroeconomic factors that correlate with the expected collectability of our receivables.
Receivables are considered to be delinquent when contractual payment terms are exceeded. All receivables aged over twelve months are fully reserved. Receivables are written off against the allowance when it is probable that all remaining contractual payments will not be collected as evidenced by factors such as the extended age of the balance, the exhaustion of collection efforts, and the lack of ongoing contact or billing with the customer. See Note 5. Credit Losses for further considerations involved in the development of this estimate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and subscriber incentive liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2019 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 12. Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic may result in the restructuring or bankruptcy of certain of those travel suppliers, and they may seek to renegotiate the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Network, Airline Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our financial results and prospects.
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the quarter ended March 31, 2020 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to the corresponding period in 2019. This downward trend could continue for an unpredictable period.
Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We currently expect, however, that the COVID-19 outbreak will impact our financial performance for the quarter ended June 30, 2020 much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to Europe, the United States and other regions, we expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent economic recovery, which could be an extensive period of time.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in the first quarter of 2020; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, hoteliers. We are closely monitoring positions with travel agencies, as with cancelled bookings exceeding new bookings, refunds could be due to us in the second quarter creating additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and expect to continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.

The ongoing impact of the COVID-19 outbreak on our business and results of operations is highly uncertain.
The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic and its impact on the travel industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health, productivity and morale of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on the financial condition on our partners, and any potential restructurings or bankruptcies of our partners; the impact on our contracts with our partners, including force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem; and the duration, timing and severity of the impact on customer spending, including any economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected by the COVID-19 outbreak after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions. Governmental restrictions and societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.
Our business is dependent on the ability of consumers to travel, particularly by air. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel suppliers are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Current economic forecasts predict significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus, which are likely to have a negative impact on consumer discretionary spending, including for the travel industry. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.
To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this “Risk Factors” section, such as those relating to our substantial amount of outstanding indebtedness.
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
•factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel and safety concerns;
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

Sustained disruptions from COVID-19 have negatively impacted our business, and we expect these negative impacts to continue. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies.”
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of low-cost carries and hybrid carries ("LCC/hybrids") and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Network business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Network business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Furthermore, the ongoing effects of COVID-19 on our business could adversely affect our ability to retain key employees and hire new employees. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies.” Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, Sean Menke was elected as President and Chief Executive Officer of Sabre on December 31, 2016. Subsequent to his election, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
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
Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in EMEA and APAC. The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Network business in the relevant markets. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and equity method investments.
Our failure to renew some or all of these agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our Travel Network business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.

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
We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance, including as a result of the impacts of COVID-19, may cause our travel suppliers to increase the time they take to pay or to default on their payment obligations, which could lead to a higher level of bad debt expense and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination, and, if applicable, result in asset impairments which could be significant. Similarly, any suspension or cessation of operations of an airline or hospitality supplier could negatively affect our results. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our Travel Network business depends on a relatively small number of airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See "—Our Travel Network business is exposed to pricing pressure from travel suppliers." In addition, consolidation among travel suppliers may result in one or more suppliers refusing to provide certain content to Sabre but rather making it exclusively available on the suppliers’ proprietary websites, hurting the competitive position of our GDS relative to those websites. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Network business.”
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
These risks are exacerbated by increased consolidation among travel agencies and TMCs, including as a result of the impacts of COVID-19 on the travel industry, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Increasing travel agency incentive consideration" in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
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
The COVID-19 outbreak has significantly and negatively impacted the global economy, including increased unemployment, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. Furthermore, recent changes in the U.S. political environment have resulted in additional uncertainties with respect to travel restrictions, and the regulatory, tax and economic environment in the United States, which could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length or recurrence of these impacts to the global economy, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.

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
•more restrictive data privacy requirements, including the General Data Protection Regulation ("GDPR");
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 12. Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. In addition, the DOJ filed a lawsuit seeking a permanent injunction to prevent us from acquiring Farelogix. Although the trial court did not grant the DOJ's request, the DOJ has filed its notice of appeal regarding the trial court's judgment.
In addition, the CMA has blocked our proposed acquisition of Farelogix, and we intend to appeal the CMA's decision to the U.K. Competition Appeal Tribunal. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition ("EC") has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 12. Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
For example, we previously announced that we had entered into an agreement to acquire Farelogix, which was subject to customary closing conditions and regulatory approvals. On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix. Although the trial court did not grant the DOJ's request, the DOJ has filed its notice of appeal regarding the trial court's judgment. In addition, the CMA has blocked our proposed acquisition of Farelogix. We intend to appeal the CMA's decision to the U.K. Competition Appeal Tribunal. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we have paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, and the California Consumer Protection Act ("CCPA") went into effect on January 1, 2020. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.
Our Travel Network business utilizes third-party distributor partners and equity method investments to extend our GDS services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since, in many cases, we do not exercise full management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our equity method investments.
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2020 and, accordingly, have not provided deferred taxes on any outside basis differences.

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
Our consolidated balance sheet at March 31, 2020 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs, particularly following the COVID-19 outbreak. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies.” Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.
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
We have a significant amount of indebtedness. As of March 31, 2020, we had $3.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:
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
As of March 31, 2020, we had outstanding approximately $2.3 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 7. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.
We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the three months ended March 31, 2020, foreign currency operations included $24 million of revenue and $139 million of operating expenses, representing approximately 4% and 17% of our total revenue and operating expenses, respectively. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses are in the Euro, representing approximately 6% and 7% of our operating expenses for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:
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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, and the Swedish Krona. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies, and the effect of the COVID-19 outbreak on our business has significantly increased the difficulty presented in estimating these items. See "—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies." In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.

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
•make investments in entities that we do not control, including equity method investments and joint ventures;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2020. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2020.

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
10.79†
Form of Award Agreement for Long-Term Cash Program (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.80†*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan.
10.81†*	Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.82†*	Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.83†*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	May 8, 2020	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)