Form 10-Q
period 2020-06-30
Sabre Corp
filed 2020-08-10
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 3, 2020, 275,892,760 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$83,044	$1,000,006	$742,021	$2,049,367
Cost of revenue	350,551	763,388	962,066	1,550,951
Selling, general and administrative	116,563	154,705	315,436	306,096
Operating (loss) income	(384,070)	81,913	(535,481)	192,320
Other income (expense):
Interest expense, net	(58,581)	(39,608)	(96,023)	(77,621)
Equity method (loss) income	(499)	413	(1,185)	946
Other, net	(6,098)	(2,479)	(53,584)	(4,349)
Total other expense, net	(65,178)	(41,674)	(150,792)	(81,024)
(Loss) Income from continuing operations before income taxes	(449,248)	40,239	(686,273)	111,296
Provision for income taxes	(5,718)	12,145	(32,972)	23,988
(Loss) Income from continuing operations	(443,530)	28,094	(653,301)	87,308
(Loss) income from discontinued operations, net of tax	(672)	1,350	(2,798)	(102)
Net (loss) income	(444,202)	29,444	(656,099)	87,206
Net (loss) income attributable to noncontrolling interests	(71)	1,606	712	2,518
Net (loss) income attributable to common stockholders	$(444,131)	$27,838	$(656,811)	$84,688

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(1.61)	$0.10	$(2.38)	$0.31
(Loss) income from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share	$(1.61)	$0.10	$(2.39)	$0.31
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(1.61)	$0.10	$(2.38)	$0.31
(Loss) income from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share	$(1.61)	$0.10	$(2.39)	$0.31
Weighted-average common shares outstanding:
Basic	275,693	274,245	274,865	274,911
Diluted	275,693	275,483	274,865	276,596

Dividends per common share	$—	$0.14	$0.14	$0.28
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(444,202)	$29,444	$(656,099)	$87,206
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments ("CTA")	2,087	1,206	293	(1,088)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $(1,206)	—	—	4,141	—
Amortization of prior service credits, net of taxes of $80, $80, $160, and $160	(278)	(278)	(556)	(556)
Amortization of actuarial losses, net of taxes of $(561), $(353), $(926), and $(706)	1,942	1,222	3,206	2,444
Net change in retirement-related benefit plans, net of tax	1,664	944	6,791	1,888
Derivatives:
Unrealized gains (losses), net of taxes of $(262), $2,647, $6,185, and $4,243	1,012	(9,174)	(22,806)	(14,583)
Reclassification adjustment for realized gains, net of taxes of $(1,787), $(86), $(2,302), and $(641)	6,559	307	8,394	2,510
Net change in derivatives, net of tax	7,571	(8,867)	(14,412)	(12,073)
Share of other comprehensive loss of equity method investments	(145)	(447)	(798)	(419)
Other comprehensive income (loss)	11,177	(7,164)	(8,126)	(11,692)
Comprehensive (loss) income	(433,025)	22,280	(664,225)	75,514
Less: Comprehensive loss (income) attributable to noncontrolling interests	71	(1,606)	(712)	(2,518)
Comprehensive (loss) income attributable to Sabre Corporation	$(432,954)	$20,674	$(664,937)	$72,996

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,306,288	$436,176
Accounts receivable, net of allowance for credit losses of $101,036 and $56,367	291,480	546,533
Prepaid expenses and other current assets	138,691	139,211
Total current assets	1,736,459	1,121,920
Property and equipment, net of accumulated depreciation of $1,938,427 and $1,815,844	540,220	641,722
Equity method investments	23,860	27,494
Goodwill	2,631,900	2,633,251
Acquired customer relationships, net of accumulated amortization of $748,319 and $735,367	299,985	311,015
Other intangible assets, net of accumulated amortization of $694,427 and $674,073	241,486	262,638
Deferred income taxes	27,248	21,812
Other assets, net	628,048	670,105
Total assets	$6,129,206	$5,689,957

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$134,129	$187,187
Accrued compensation and related benefits	110,272	94,368
Accrued subscriber incentives	87,243	316,254
Deferred revenues	105,282	84,661
Other accrued liabilities	249,609	189,548
Current portion of debt	77,876	81,614
Tax Receivable Agreement	—	71,911
Total current liabilities	764,411	1,025,543
Deferred income taxes	78,033	107,402
Other noncurrent liabilities	352,262	347,522
Long-term debt	4,608,478	3,261,821
Commitments and contingencies (Note 13)
Stockholders’ equity
Common Stock: $0.01 par value; 1,000,000 authorized shares; 297,131 and 294,319 shares issued, 275,872 and 273,733 shares outstanding at June 30, 2020 and December 31, 2019, respectively	2,971	2,943
Additional paid-in capital	2,411,716	2,317,544
Treasury Stock, at cost, 21,259 and 20,587 shares at June 30, 2020 and December 31, 2019, respectively	(474,105)	(468,618)
Retained deficit	(1,466,428)	(763,482)
Accumulated other comprehensive loss	(157,432)	(149,306)
Non-controlling interest	9,300	8,588
Total stockholders’ equity	326,022	947,669
Total liabilities and stockholders’ equity	$6,129,206	$5,689,957

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(656,099)	$87,206
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	189,815	208,290
Allowance for credit losses	47,727	13,613
Deferred income taxes	(45,793)	(14,140)
Amortization of upfront incentive consideration	37,289	38,974
Stock-based compensation expense	26,339	33,989
Acquisition termination fee	24,811	—
Amortization of debt discount and debt issuance costs	6,445	1,986
Loss from discontinued operations	2,798	102
Dividends received from equity method investments	1,652	1,164
Equity method loss (income)	1,185	(946)
Other	1,223	(803)
Changes in operating assets and liabilities:
Accounts and other receivables	178,063	(103,861)
Prepaid expenses and other current assets	2,727	(4,000)
Capitalized implementation costs	(5,698)	(15,202)
Upfront incentive consideration	(25,198)	(35,236)
Other assets	20,096	(2,162)
Accrued compensation and related benefits	16,784	(23,675)
Accounts payable and other accrued liabilities	(240,231)	57,428
Deferred revenue including upfront solution fees	21,029	14,934
Cash (used in) provided by operating activities	(395,036)	257,661
Investing Activities
Additions to property and equipment	(39,333)	(67,196)
Other investing activities	(4,413)	(8,967)
Cash used in investing activities	(43,746)	(76,163)
Financing Activities
Proceeds of borrowings from lenders	1,495,000	—
Payments on Tax Receivable Agreement	(71,958)	(101,482)
Cash dividends paid to common stockholders	(38,544)	(76,875)
Payments on borrowings from lenders	(37,905)	(23,655)
Payments of debt issuance costs	(29,473)	—
Net payments on the settlement of equity-based awards	(5,241)	(7,002)
Other financing activities	(3,686)	(6,325)
Repurchase of common stock	—	(77,636)
Cash provided by (used in) financing activities	1,308,193	(292,975)
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,802)	(1,196)
Cash used in discontinued operations	(1,802)	(1,196)
Effect of exchange rate changes on cash and cash equivalents	2,503	256
Increase (decrease) in cash and cash equivalents	870,112	(112,417)
Cash and cash equivalents at beginning of period	436,176	509,265
Cash and cash equivalents at end of period	$1,306,288	$396,848

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(1)	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting standards	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
Comprehensive loss	—	—	—	—	—	(444,131)	11,177	(71)	(433,025)
Settlement of stock-based awards	587,232	6	168	29,664	(215)	—	—	—	(41)
Stock-based compensation expense	—	—	8,762	—	—	—	—	—	8,762
Equity component of convertible note issuance, net	—	—	67,615	—	—	—	—	—	67,615
Balance at June 30, 2020	297,130,702	$2,971	$2,411,716	21,258,581	$(474,105)	$(1,466,428)	$(157,432)	$9,300	$326,022
(1) A quarterly cash dividend of $0.14 per share on our common stock.

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	56,850	(4,528)	894	53,216
Common stock dividends(1)	—	—	—	—	—	(38,594)	—	—	(38,594)
Repurchase of common stock	—	—	—	1,491,521	(32,146)	—	—	—	(32,146)
Settlement of stock-based awards	2,245,107	22	3,311	477,357	(10,175)	—	—	—	(6,842)
Stock-based compensation expense	—	—	15,694	—	—	—	—	—	15,694
Balance at March 31, 2019	293,909,061	$2,939	$2,262,424	18,280,416	$(420,301)	$(750,310)	$(137,252)	$8,099	$965,599
Comprehensive income	—	—	—	—	—	27,838	(7,164)	1,606	22,280
Common stock dividends(1)	—	—	—	—	—	(38,281)	—	—	(38,281)
Repurchase of common stock	—	—	—	2,182,247	(45,490)	—	—	—	(45,490)
Settlement of stock-based awards	250,503	3	1,276	65,149	(1,441)	—	—	—	(162)
Stock-based compensation expense	—	—	18,295	—	—	—	—	—	18,295
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	(2,553)	(2,553)
Balance at June 30, 2019	294,159,564	$2,942	$2,281,995	20,527,812	$(467,232)	$(760,753)	$(144,416)	$7,152	$919,688
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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic continued to have a material impact to our consolidated financial results in the second quarter of 2020, resulting in a material decrease in transaction-based revenue across all three of our business units compared to the prior year. Lower Travel Network volumes resulted in a material decline in incentive consideration costs, as expected.
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We have responded with measures to increase our cash position, including our previously disclosed suspension of dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility, and the completion of debt offerings. See Note 7. Debt for further information. We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
Additionally, the COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we decided in the second quarter of 2020 to accelerate the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure. During the third quarter of 2020, we will substantially complete our implementation of these initiatives and other measures to support the new organizational structure. In connection with these measures, we recorded a $48 million charge associated with these restructuring activities in the second quarter of 2020. During the six months ended June 30, 2020, we recorded a charge of $73 million in connection with these restructuring activities. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring activities. See Note 15. Subsequent Events for further information on the organizational impact this restructuring will have on our business beginning in the third quarter.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Cancellations of airline travel reservations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In the first and second quarters of 2020, the airline industry experienced a significantly higher number of airline travel reservation cancellations as a result of COVID-19 than expected as of December 31, 2019 and March 31, 2020. As a result, our cancellation reserve as of June 30, 2020 was further adjusted for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations. Given the unprecedented amount of air booking cancellations in the first half of 2020, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience. Our air booking cancellation reserve totaled $60 million at June 30, 2020. See Note 2. Revenue from Contracts with Customers for further information regarding the impact of cancellations on revenue during the second quarter. Additionally, our provision for expected credit losses for the six months ended June 30, 2020 was $48 million, primarily related to fully reserving for aged balances related to certain customers, bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. See Note 6. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in our estimates will be accurate.
We reviewed our goodwill and other long-lived assets including intangible assets as of June 30, 2020, and did not identify any material impairments. See Note 9. Fair Value Measurements for further information about our interim goodwill assessment.

As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020. Additionally, see Note 2. Revenue from Contracts with Customers for additional information on the use of significant estimates and assumptions in recognizing revenue and Note 6. Credit Losses for additional information regarding the use of significant estimates and assumptions related to the allowance for credit losses. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate.
Share Repurchase Program—In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2020.
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. The updated standard is effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the three and six months ended June 30, 2020 as a result of adopting this standard. Our current hedging contracts do not extend past December 31, 2021.
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
In August 2018, the FASB issued updated guidance on customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under this updated standard, a customer in a cloud-computing arrangement that is a service contract is required to follow guidance on software developed for internal use to determine which implementation costs to capitalize as assets or expense as incurred. This standard aligns the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The standard requires that capitalized implementation costs related to a hosting arrangement that is a service contract be amortized over the term of the hosting arrangement, beginning when the component of the hosting arrangement is ready for its intended use, similar to requirements in guidance on software developed for internal use. In addition, costs incurred during the preliminary project and post-

implementation phases are expensed as they are incurred. We adopted this standard prospectively in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. We adopted this standard in the first quarter of 2020, resulting in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020. See Note 6. Credit Losses for more information on the impacts from adoption and ongoing considerations.
Recent Accounting Pronouncements
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which will result in fewer embedded conversion features being separately recognized from the host contract when compared to existing guidance. Under the updated guidance, some convertible debt instruments will be accounted for as a single liability measured at amortized cost. Additionally, the updated guidance both enhances disclosures around convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share for convertible instruments. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. We are evaluating the impact this standard will have on our consolidated financial statements.
In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard to have a material impact to our consolidated financial statements.
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
The following table presents our assets and liabilities with customers as of June 30, 2020 and December 31, 2019 (in thousands):

Account	Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$96,134	$105,499
Trade and unbilled receivables, net	Accounts receivable, net	286,583	539,806
Long-term trade unbilled receivables, net	Other assets, net	26,363	38,250
Contract liabilities	Deferred revenues / other noncurrent liabilities	187,593	167,832
________________________________

(1) Includes contract assets of $5 million and $6 million for June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020, we recognized revenue of approximately $17 million from contract liabilities that existed as of January 1, 2020. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.

Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Air	$(69,732)	$584,424	$245,585	$1,224,902
Lodging, Ground and Sea	10,081	96,969	82,512	187,256
Other	26,389	43,239	66,344	86,442
Total Travel Network	(33,262)	724,632	394,441	1,498,600
Reservation Systems	32,229	126,236	137,360	253,464
Commercial and Operations Solutions	56,986	84,230	130,516	167,788
Other	309	1,367	1,533	3,508
Total Airline Solutions	89,524	211,833	269,409	424,760
SynXis Software and Services	26,749	64,798	77,480	129,012
Other	2,253	9,078	10,759	17,695
Total Hospitality Solutions	29,002	73,876	88,239	146,707
Eliminations	(2,220)	(10,335)	(10,068)	(20,700)
Total Sabre Revenue	$83,044	$1,000,006	$742,021	$2,049,367
Transaction revenue for airline travel reservations is recognized by Travel Network at the time of booking of the reservation, net of estimated future cancellations. In the first and second quarters of 2020, the airline industry experienced a significantly higher number of airline travel reservation cancellations as a result of COVID-19 than expected as of December 31, 2019 and March 31, 2020. Revenue for the second quarter was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. To address this change in estimate, we further increased our reserve for future cancellations to $60 million as of June 30, 2020 to account for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations and the impacts on the booking fee rate for higher international cancellations and lower international new bookings than previously experienced. Given the unprecedented amount of air booking cancellations in the first half of 2020, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
3. Acquisitions
Farelogix
On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc. ("Farelogix"), alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ's request for an injunction. On April 9, 2020, the U.K. Competition and Markets Authority ("CMA") blocked the acquisition following its Phase 2 investigation. Given the CMA's decision, we recorded a charge of $46 million during the three months ended March 31, 2020 included in other, net in our consolidated statements of operations which is comprised of $25 million in advances for certain attorneys' fees and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.

Radixx
In October 2019, we completed the acquisition of Radixx, a provider of retailing and customer service solutions to airlines in the low-cost carrier ("LCC") market, for $107 million, net of cash acquired and funded by cash on hand. Radixx is managed as a part of our Airline Solutions segment. The accounting related to intangible assets and the associated deferred taxes remains subject to finalization due to ongoing analysis as of June 30, 2020.

4. Restructuring Activities
Given the market conditions as the result of COVID-19, we have responded with cost savings measures, including a plan to reduce our workforce through involuntary and voluntary severance and voluntary early retirement programs. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we decided in the second quarter of 2020 to accelerate the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure.
During the three months ended June 30, 2020, we incurred $48 million in connection with these restructuring activities, of which $41 million is recorded within cost of revenue and $7 million is recorded within selling, general and administrative costs within our consolidated statement of operations. During the six months ended June 30, 2020, we incurred $73 million in connection with these restructuring activities, of which $57 million is recorded within cost of revenue and $16 million is recorded within selling, general and administrative costs within our consolidated statement of operations. Substantially all of these costs represent future cash expenditures for the payment of severance and related benefits costs. This strategic realignment and related actions are expected to be substantially complete in the third quarter of 2020. We do not expect additional restructuring charges associated with these activities to be significant. See Note 15. Subsequent Events for further information on the organizational changes as a result of these restructuring activities.
The following table summarizes the accrued liability, as recorded within accrued compensation and related benefits within our consolidated balance sheet, related to these restructuring activities (in thousands):

Six Months Ended June 30, 2020
Balance as of January 1, 2020	$—
Charges	72,989
Cash Payments	(13,448)
Balance as of June 30, 2020	$59,541

5. Income Taxes
Our effective tax rates for the six months ended June 30, 2020 and 2019 were 5% and 22%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a valuation allowance recorded on tax losses generated in the current year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefits of its deferred tax assets. On the basis of this evaluation, as of June 30, 2020, a valuation allowance of $94 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $65 million as of June 30, 2020 and December 31, 2019
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in our January 2020 payment of $72 million. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA. We made payments on the TRA, including interest, of $72 million and $105 million during the six months ended June 30, 2020 and 2019, respectively.
6. Credit Losses
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2020 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2020
Balance at December 31, 2019	$57,730
Cumulative-effect adjustment upon adoption	9,868
Provision for expected credit losses	47,727
Write-offs	(13,703)
Other	1,241
Balance at June 30, 2020	$102,863
Our provision for expected credit losses totaled $11 million and $48 million for the three and six months ended June 30, 2020, respectively. For the six months ended June 30, 2020, we made a decision to fully reserve for certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the second quarter of 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has affected our current estimate of expected credit losses since year-end. Macro-economic factors, including the economic downtown and lack of liquidity in the capital markets resulting from the COVID-19 pandemic, can have a significant effect on additions to the allowance as the pandemic may result in the restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
7. Debt
As of June 30, 2020 and December 31, 2019, our outstanding debt included in our consolidated balance sheets totaled $4,686 million and $3,343 million, respectively, which are net of debt issuance costs of $38 million and $15 million, respectively, and unamortized discounts of $93 million and $6 million, respectively. See "—Exchangeable Notes" below regarding the increase in unamortized discounts as of June 30, 2020. The following table sets forth the face values of our outstanding debt as of June 30, 2020 and December 31, 2019 (in thousands):

	Rate	Maturity	June 30, 2020	December 31, 2019
Senior secured credit facilities:
Term Loan A	L + 2.25%	July 2022	$456,000	$484,500
Term Loan B	L + 2.00%	February 2024	1,834,021	1,843,427
Revolver, $400 million	L + 2.00%	July 2022	375,000	—
5.375% senior secured notes due 2023	5.375%	April 2023	530,000	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
9.25% senior secured notes due 2025	9.25%	April 2025	775,000	—
4.00% senior exchangeable notes due 2025	4.00%	April 2025	345,000	—
Finance lease obligations			2,065	5,882
Face value of total debt outstanding			4,817,086	3,363,809
Less current portion of debt outstanding			(77,876)	(81,614)
Face value of long-term debt outstanding			$4,739,210	$3,282,195
We had $375 million outstanding under the Revolver as of June 30, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $12 million as of June 30, 2020 and December 31, 2019, respectively, which reduced our overall credit capacity under the Revolver.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends, as well as a maximum leverage ratio. Pursuant to Credit Agreement Amendments, effective July 18, 2016, the maximum leverage ratio has been adjusted to be based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and we are required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. However, under the terms of the Amended and Restated Credit Agreement, our Total Net Leverage Ratio requirement may be suspended for a limited time if a “Material Travel Event Disruption” has occurred.

“Material Travel Event Disruption,” as defined in the Amended and Restated Credit Agreement, means a decrease of 10% or more has occurred in any given calendar month in the number of “domestic revenue passenger enplanements” as a result of, or in connection with, a Travel Event (as defined in the Amended and Restated Credit Agreement) when compared to the number of “domestic revenue passenger enplanements” occurring in the corresponding month during the prior year, or if a Material Travel Event Disruption existed during such month, the most recent corresponding month in which no Material Travel Event Disruption occurred/existed. The number of “domestic revenue passenger enplanements” is determined by reference to the monthly “Air Traffic Statistics,” which terms are published by the Bureau of Transportation Statistics.
We have determined that a Material Travel Event Disruption occurred in the first and second quarter of 2020. Pursuant to the terms of the Amended and Restated Credit Agreement, the Total Net Leverage Ratio covenant has been suspended for at least the second and third quarters of 2020. As of June 30, 2020, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement.
Secured Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”). The Secured Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The Secured Notes bear interest at a rate of 9.250% per annum and interest payments are due semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The Secured Notes mature on April 15, 2025. The net proceeds received from the sale of the Secured Notes of $763 million, net of underwriting fees and commissions, are being used for general corporate purposes.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes.
Under the terms of indenture, the notes are exchangeable into common stock of Sabre Corporation (referred to as "our common stock" herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2020, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "Measurement Period") if the trading price per $1,000 principal amount of Exchangeable Notes, as determined following a request by their holder in accordance with the procedures in the indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the indenture governing the notes);
•upon the occurrence of specified corporate events; or
•on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, April 15, 2025.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2020, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met. Although not convertible as of June 30, 2020, the value of the Exchangeable Notes, if converted on June 30, 2020, exceeds the outstanding principal amount by $8 million for approximately 44 million underlying shares.
The Exchangeable Notes are convertible at their holder’s election into shares of our common stock based on an initial conversion rate of 126.9499 shares of common stock per $1,000 principal amount of the Exchangeable Notes, which is equivalent to an initial conversion price of approximately $7.88 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon conversion, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the Exchangeable Notes Indenture) occurs with respect to any Exchangeable Note and the exchange date for the exchange of such Exchangeable Note occurs during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the Exchangeable Notes Indenture), then, subject to the provisions set forth in the Exchangeable Notes Indenture, the exchange rate applicable to such exchange will be increased by a number of shares set forth in the table contained in the Exchangeable Notes

Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental Change.
The net proceeds received from the sale of the Exchangeable Notes of $336 million, net of underwriting fees and commissions, are being used for general corporate purposes. We allocated the proceeds of the Exchangeable Notes between long-term debt and equity. The allocation to the long-term debt component was based on an estimated fair value of a similar debt instrument that does not contain features permitting exchange into common stock (a Level 2 input, as defined in Note 9. Fair Value Measurements). We determined the fair value of the long-term debt component as the present value of contractual future cash flows. The carrying amount of the equity component was calculated by deducting the fair value of the long-term debt component from the initial proceeds of the Exchangeable Notes. Accordingly, at issuance, we allocated $255 million to long-term debt and $90 million to additional paid-in capital. We recorded a net deferred tax liability of $20 million in connection with the debt discount and issuance costs associated with the Exchangeable Notes that is recorded in deferred income taxes on the consolidated balance sheets. The difference between the face value of the Exchangeable Notes and the long-term debt component is accounted for as a debt discount, which is amortized, along with debt issuance costs, to interest expense over the term of the Exchangeable Notes ending April 15, 2025 using an effective interest rate of approximately 12%.
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2020 (in thousands):

June 30, 2020
Liability component:
Principal	$345,000
Less: Unamortized debt discount	(87,622)
Net Carrying Value (1)	$257,378

Equity component:
Conversion feature	$90,500
Less: Equity portion of debt issuance costs	(3,167)
Less: Deferred tax liability	(19,718)
Net Carrying Value	$67,615
(1) Excludes net unamortized debt issuance costs of $9 million as of June 30, 2020.

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2020 (in thousands):

Three and Six Months Ended June 30,
2020
Contractual interest expense	$2,798
Amortization of debt discount and issuance costs	$3,095

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, we estimate that $3 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
As of June 30, 2020 and December 31, 2019, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of June 30, 2020
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	114,000	29,290	0.2569
Indian Rupee	US Dollar	1,650,000	22,597	0.0136
Singapore Dollar	US Dollar	27,000	19,853	0.7353
British Pound Sterling	US Dollar	8,400	11,010	1.3107
Australian Dollar	US Dollar	6,600	4,552	0.6897
Swedish Krona	US Dollar	13,500	1,426	0.1059

Outstanding Notional Amounts as of December 31, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	265,000	68,971	0.2603
Indian Rupee	US Dollar	4,485,000	61,708	0.0138
Singapore Dollar	US Dollar	63,500	46,759	0.7364
British Pound Sterling	US Dollar	18,400	24,109	1.3103
Australian Dollar	US Dollar	16,500	11,521	0.6982
Swedish Krona	US Dollar	38,100	4,106	0.1075
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2020 and 2019 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$1,350 million	1 month LIBOR(1)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
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

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
Foreign exchange contracts	Other accrued liabilities	$(2,627)	$—
Foreign exchange contracts	Prepaid expenses and other current assets	—	1,953
Interest rate swaps	Other accrued liabilities	(20,489)	(7,020)
Interest rate swaps	Other noncurrent liabilities	(7,310)	(7,918)
		$(30,426)	$(12,985)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign exchange contracts	$2,458	$565	$(7,001)	$311
Interest rate swaps	(1,446)	(9,739)	(15,805)	(14,894)
Total	$1,012	$(9,174)	$(22,806)	$(14,583)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,

		2020	2019	2020	2019
Foreign exchange contracts	Cost of revenue	$2,602	$844	$3,223	$3,566
Interest rate swaps	Interest expense, net	3,957	(537)	5,171	(1,056)
Total		$6,559	$307	$8,394	$2,510

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
Interest Rate Swaps—The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes

The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$(2,627)	$—	$(2,627)	$—
Interest rate swap contracts	(27,799)	—	(27,799)	—
Total	$(30,426)	$—	$(30,426)	$—

		Fair Value at Reporting Date Using
	December 31, 2019	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$1,953	$—	$1,953	$—
Interest rate swap contracts	(14,938)	—	(14,938)	—
Total	$(12,985)	$—	$(12,985)	$—
(1) See Note 8. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2020.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior exchangeable notes due 2025, senior secured notes due 2025, senior secured notes due 2023 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Term Loan A	$426,360	$485,106	$455,078	$483,317
Term Loan B	1,698,762	1,856,100	1,829,872	1,838,741
Revolver, $400 million	375,000	—	375,000	—
5.375% Senior secured notes due 2023	496,199	543,536	530,000	530,000
5.25% Senior secured notes due 2023	460,623	514,670	500,000	500,000
9.25% senior secured notes due 2025	817,393	—	775,000	—
4.00% senior exchangeable notes due 2025	438,435	—	257,378	—
(1) Excludes net unamortized debt issuance costs.

Goodwill Quantitative Assessment
Due to the impacts of the COVID-19 pandemic on our current and projected future results of operations, we identified a triggering event requiring an interim quantitative assessment on our goodwill in the first quarter of 2020. The quantitative assessment, performed as of March 31, 2020, was based on our current projections and was subject to various risks, uncertainties and estimates including: (1) forecasted revenues, expenses and cash flows, including future travel supplier capacity and load factors on those estimates and technology costs, (2) the duration and extent of the impact of the COVID-19 pandemic on our business and our customers, (3) current discount and long-term growth rates, (4) the reduction in our market capitalization, (5) current market transaction trends and (6) changes to the regulatory environment impacting our industry. We consider these to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs for which there is little or no market data and thus require management to develop its own assumptions. Our interim impairment assessment as of March 31, 2020, determined that our goodwill was not impaired.
We conducted an update to this interim quantitative impairment assessment as of June 30, 2020, and have determined that our goodwill is not impaired for any business unit as of June 30, 2020.

10. Accumulated Other Comprehensive Loss
As of June 30, 2020 and December 31, 2019, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2020	December 31, 2019
Defined benefit pension and other post-retirement benefit plans	$(136,598)	$(143,389)
Unrealized foreign currency translation gain	3,784	4,289
Unrealized loss on foreign currency forward contracts and interest rate swaps	(24,618)	(10,206)
Total accumulated other comprehensive loss, net of tax	$(157,432)	$(149,306)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations.
See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations	$(443,530)	$28,094	$(653,301)	$87,308
Less: Net (loss) income attributable to non-controlling interests	(71)	1,606	712	2,518
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(443,459)	$26,488	$(654,013)	$84,790
Denominator:
Basic weighted-average common shares outstanding	275,693	274,245	274,865	274,911
Add: Dilutive effect of stock options and restricted stock awards	—	1,238	—	1,685
Diluted weighted-average common shares outstanding	275,693	275,483	274,865	276,596
Earnings per share from continuing operations:
Basic	$(1.61)	$0.10	$(2.38)	$0.31
Diluted	$(1.61)	$0.10	$(2.38)	$0.31
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 2 million of dilutive stock options and restricted stock awards for the six months ended June 30, 2020 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 8 million and 2 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2020, respectively, and 2 million and 1 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2019, respectively.
As we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock, we have used the if-converted method for calculating any potential dilutive effect of these notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2020, as their effect would be anti-dilutive given the net loss incurred in the period.

12. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other noncurrent assets and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. During the six months ended June 30, 2020, an operating lease commenced with a lease term of 10 years which is reflected in the information below. Our finance leases are not material to our consolidated financial statements and have been omitted from the information below.
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$14,879	$13,184
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	36,456	15,232

The following table presents supplemental balance sheet information related to operating leases (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$86,413	$64,191
Other accrued liabilities	23,110	21,932
Other noncurrent liabilities	71,010	49,970
Total operating lease liabilities	$94,120	$71,902

Our leases have remaining minimum terms that range between one and ten years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$11,519
2021	24,345
2022	17,479
2023	14,217
2024	12,753
Thereafter	30,719
Total	111,032
Imputed Interest	(16,912)
Total	$94,120

13. Contingencies
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of June 30, 2020.
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
Department of Justice Lawsuit on and Competition and Markets Authority Review of the Farelogix Acquisition
On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc., alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ's request for an injunction. On April 9, 2020, the CMA blocked the acquisition following its Phase 2 investigation. We have appealed the CMA's decision to the U.K. Competition Appeal Tribunal. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement. Following the termination of the acquisition agreement, the DOJ filed a motion with the U.S. Court of Appeals for the Third Circuit seeking to vacate the trial court's decision as moot, which the Court of Appeals granted.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $43 million as of June 30, 2020. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of June 30, 2020, we have approximately $22 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling may be subject to appeal. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2020, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

14. Segment Information
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

Segment information for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Travel Network	$(33,262)	$724,632	$394,441	$1,498,600
Airline Solutions	89,524	211,833	269,409	424,760
Hospitality Solutions	29,002	73,876	88,239	146,707
Eliminations	(2,220)	(10,335)	(10,068)	(20,700)
Total revenue	$83,044	$1,000,006	$742,021	$2,049,367
Adjusted Gross Profit (Loss)(a)
Travel Network	$(110,874)	$252,293	$1,295	$534,973
Airline Solutions	(11,017)	85,801	41,010	163,932
Hospitality Solutions	(768)	16,767	4,926	32,477
Corporate	(6,341)	(4,423)	(9,131)	(7,854)
Total	$(129,000)	$350,438	$38,100	$723,528
Adjusted Operating (Loss) Income(b)
Travel Network	$(183,331)	$159,797	$(161,359)	$352,969
Airline Solutions	(68,309)	22,660	(100,888)	38,084
Hospitality Solutions	(19,409)	(5,746)	(35,866)	(11,463)
Corporate	(35,760)	(49,758)	(81,566)	(96,875)
Total	$(306,809)	$126,953	$(379,679)	$282,715
Adjusted EBITDA(c)
Travel Network	$(139,621)	$210,364	$(74,169)	$453,219
Airline Solutions	(28,417)	65,945	(20,048)	124,339
Hospitality Solutions	(8,051)	7,874	(12,906)	14,879
Total segments	(176,089)	284,183	(107,123)	592,437
Corporate	(34,199)	(48,548)	(78,762)	(94,453)
Total	$(210,288)	$235,635	$(185,885)	$497,984
Depreciation and amortization
Travel Network	$24,634	$30,721	$49,901	$61,276
Airline Solutions	39,892	43,285	80,840	86,255
Hospitality Solutions	11,358	13,620	22,960	26,342
Total segments	75,884	87,626	153,701	173,873
Corporate	18,070	17,221	36,114	34,417
Total	$93,954	$104,847	$189,815	$208,290
Capital Expenditures
Travel Network	$1,586	$4,877	$3,915	$9,863
Airline Solutions	3,081	11,096	9,473	23,586
Hospitality Solutions	916	1,898	2,317	5,394
Total segments	5,583	17,871	15,705	38,843
Corporate	5,313	11,461	23,628	28,353
Total	$10,896	$29,332	$39,333	$67,196
______________________________

(a)The following table sets forth the reconciliation of Adjusted Gross Profit to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted Gross Profit (Loss)	$(129,000)	$350,438	$38,100	$723,528
Less adjustments:
Selling, general and administrative	116,563	154,705	315,436	306,096
Cost of revenue adjustments:
Depreciation and amortization(1)	74,993	86,593	152,366	171,513
Restructuring and other costs(6)	40,752	—	57,447	—
Amortization of upfront incentive consideration(2)	19,076	19,846	37,289	38,974
Stock-based compensation	3,686	7,381	11,043	14,625
Operating (loss) income	$(384,070)	$81,913	$(535,481)	$192,320

(b)The following table sets forth the reconciliation of Adjusted Operating (Loss) Income to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted Operating (Loss) Income	$(306,809)	$126,953	$(379,679)	$282,715
Less adjustments:
Equity method (loss) income	(499)	413	(1,185)	946
Acquisition-related amortization(1c)	16,509	16,011	33,310	31,995
Restructuring and other costs(6)	48,001	—	73,282	—
Acquisition-related costs(5)	4,373	8,935	22,200	20,641
Litigation costs, net(4)	115	1,386	1,856	2,824
Stock-based compensation	8,762	18,295	26,339	33,989
Operating (loss) income	$(384,070)	$81,913	$(535,481)	$192,320

(c)The following table sets forth the reconciliation of Adjusted EBITDA to (loss) income from continuing operations in our statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$(210,288)	$235,635	$(185,885)	$497,984
Less adjustments:
Depreciation and amortization of property and equipment(1a)	68,028	79,209	137,541	154,557
Amortization of capitalized implementation costs(1b)	9,417	9,627	18,964	21,738
Acquisition-related amortization(1c)	16,509	16,011	33,310	31,995
Restructuring and other costs(6)	48,001	—	73,282	—
Amortization of upfront incentive consideration(2)	19,076	19,846	37,289	38,974
Interest expense, net	58,581	39,608	96,023	77,621
Other, net(3)	6,098	2,479	53,584	4,349
Acquisition-related costs (5)	4,373	8,935	22,200	20,641
Litigation costs, net(4)	115	1,386	1,856	2,824
Stock-based compensation	8,762	18,295	26,339	33,989
Provision for income taxes	(5,718)	12,145	(32,972)	23,988
(Loss) income from continuing operations	$(443,530)	$28,094	$(653,301)	$87,308
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
(3)Other, net during the six months ended June 30, 2020 includes a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with our proposed acquisition of Farelogix, as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
(4)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 13. Contingencies.
(5)Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix.
(6)Restructuring and other costs represent charges associated with business restructuring and associated changes, including a strategic realignment of our airline and agency-focused businesses, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 4. Restructuring Activities for further details.

15. Subsequent Events
The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we decided in the second quarter of 2020 to accelerate the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of these strategic realignment efforts, we will operate our business and present our results through two business segments beginning in the third quarter of 2020: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments will be consolidated into a unified revenue and expense structure which will align with information that our CODM plans to utilize beginning in the third quarter of 2020 to evaluate segment performance and allocate resources.

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
We decided in the second quarter of 2020 to accelerate the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 15. Subsequent Events for further details of the organizational restructuring.
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact to our consolidated financial results in the second quarter of 2020, resulting in a material decrease in transaction-based revenue across all three of our business units over the prior year. Additionally, our mix of transactions has shifted such that domestic bookings now exceed international bookings, negatively impacting revenue. Revenue for the second quarter was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Lower Travel Network volumes resulted in a material decline in incentive consideration costs, as expected, which was partially offset by a higher provision for expected credit losses due to the impact of the COVID-19 pandemic on the global economy and our customers and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard.

Given the market conditions as the result of COVID-19, as disclosed previously, we responded with measures to increase our cash position through the suspension of dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility, and the completion of debt offerings totaling $1,120 million. See "—Liquidity and Capital Resources." Additionally, we have taken the following actions with regard to our workforce and compensation programs as part of these cost reduction efforts:
•A temporary reduction in base compensation pay for our US-based salaried workforce, including a 25% reduction for our CEO, from March 16, 2020 through July 5, 2020;
•A temporary reduction in the cash retainer for members of our Board of Directors from March 16, 2020 through June 30, 2020;
•The temporary suspension of our 401(k) match program for US-based employees;
•Reductions in third-party contracting, vendor costs and other discretionary spending;
•An offering of voluntary unpaid time off, voluntary severance and a voluntary early retirement program in the first quarter of 2020;
•A temporary furlough of approximately one-third of our workforce during the second quarter of 2020; and
•A right-sizing of our global organization through a reduction in force that impacted approximately 800 team members across 44 office locations. This reduction is in addition to the separation of approximately 400 participants in voluntary severance and voluntary early retirement programs described above.
We decided in the second quarter of 2020 to accelerate the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure, that will take place in the third quarter of 2020. See Note 15. Subsequent Events for further details on this organizational restructuring. In connection with these measures, we recorded a $48 million charge associated with these restructuring activities during the three months ended June 30, 2020 and $73 million during the six months ended June 30, 2020. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring.
Additionally, to retain key talent in this highly volatile macro environment, we have taken the following specific actions related to our compensation programs which will impact our operating expenses:
•Replaced the revenue and adjusted earnings per share metrics in our 2020 annual incentive program with measures focused on expense management with payout capped at 50% of original targets, payable (if achieved) in December 2020;
•Amended the key strategic initiatives associated with the long-term performance-based cash incentive awards that are payable in March 2022;
•Awarded time-based restricted stock unit awards to executive and certain key employees on June 15, 2020, with 50% of the units vesting on the first and second anniversaries of the grant date; and
•Awarded cash retention bonuses to certain key technology resources on June 15, 2020 in conjunction with our technology transformation initiatives payable upon the completion of two and three years of service.
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
We reviewed our goodwill and other long-lived assets including intangible assets as of June 30, 2020, and did not identify any material impairments. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
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
During the second quarter of 2020, several of our customers have filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. In April 2019, a customer of Travel Network and Airline Solutions, Jet Airways (India) Ltd. ("Jet Airways"), ceased operations and began insolvency proceedings. Our revenue was negatively impacted in 2019 and will continue to be negatively impacted in 2020. This insolvency, coupled with the macroeconomic and geopolitical environment and channel shift related to certain European carriers, has negatively impacted our revenue growth and contributed to reduced growth rates in the GDS industry. In addition, for Airline Solutions, Bangkok Airways Public Company Limited and Philippine Airlines, Inc. (the "Transitioned Customers"), previously made decisions to transition from our services, which will impact our revenue on a year-over-year basis. Philippine Airlines transitioned in March 2019 and Bangkok Airways Public Company Limited transitioned in August 2019.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, including stock-based compensation, for employees that sell our services to new customers and administratively support the business, information technology and communication costs, professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, depreciation and amortization and other overhead costs.
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Airline Solutions and Hospitality Solutions pay fees to Travel Network for airline trips and hotel stays booked through our GDS.

Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Network and Airline Solutions, respectively, to measure operating performance. Travel Network generates fees for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our equity method investments in cases where we are paid directly by the travel supplier and for Air Bookings, are presented net of bookings cancelled within the period presented. Passengers Boarded (“PBs”) is the primary metric used by Airline Solutions to recognize SaaS and hosted revenue from recurring usage-based fees. The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). These key metrics allow management to analyze customer volume over time for each of our three business segments to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Travel Network
Direct Billable Bookings - Air	(8,923)	124,605	(107.2)%	63,900	263,166	(75.7)%
Direct Billable Bookings - LGS	1,621	17,520	(90.7)%	14,551	33,896	(57.1)%
Total Direct Billable Bookings	(7,302)	142,125	(105.1)%	78,451	297,062	(73.6)%
Airline Solutions Passengers Boarded	19,799	180,386	(89.0)%	187,174	366,563	(48.9)%
Hospitality Solutions Central Reservation System Transactions	11,094	28,890	(61.6)%	32,113	51,914	(38.1)%
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
We define Adjusted Net (Loss) Income as net (loss) income attributable to common stockholders adjusted for loss (income) from discontinued operations, net of tax, net income attributable to noncontrolling interests, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as Adjusted Net (Loss) Income adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, amortization of upfront incentive consideration, interest expense, net, and the remaining provision for income taxes.
We define Free Cash Flow as cash (used in) provided by operating activities less cash used in additions to property and equipment.
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

The following table sets forth the reconciliation of net (loss) income attributable to common stockholders to Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted Operating (Loss) Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(444,131)	$27,838	$(656,811)	$84,688
Loss (income) from discontinued operations, net of tax	672	(1,350)	2,798	102
Net (loss) income attributable to non-controlling interests(1)	(71)	1,606	712	2,518
(Loss) income from continuing operations	(443,530)	28,094	(653,301)	87,308
Adjustments:
Acquisition-related amortization(2a)	16,509	16,011	33,310	31,995
Restructuring and other costs(8)	48,001	—	73,282	—
Other, net(4)	6,098	2,479	53,584	4,349
Acquisition-related costs(6)	4,373	8,935	22,200	20,641
Litigation costs, net(5)	115	1,386	1,856	2,824
Stock-based compensation	8,762	18,295	26,339	33,989
Tax impact of adjustments(7)	1,669	(7,746)	4,751	(19,453)
Adjusted Net (Loss) Income from continuing operations	$(358,003)	$67,454	$(437,979)	$161,653
Adjusted Net (Loss) Income from continuing operations per share	$(1.30)	$0.24	$(1.59)	$0.58
Diluted weighted-average common shares outstanding	275,693	275,483	274,865	276,596

Adjusted Net (Loss) Income from continuing operations	$(358,003)	$67,454	$(437,979)	$161,653
Adjustments:
Depreciation and amortization of property and equipment(2b)	68,028	79,209	137,541	154,557
Amortization of capitalized implementation costs(2c)	9,417	9,627	18,964	21,738
Amortization of upfront incentive consideration(3)	19,076	19,846	37,289	38,974
Interest expense, net	58,581	39,608	96,023	77,621
Remaining provision for income taxes	(7,387)	19,891	(37,723)	43,441
Adjusted EBITDA	$(210,288)	$235,635	$(185,885)	$497,984
Less:
Depreciation and amortization(2)	93,954	104,847	189,815	208,290
Amortization of upfront incentive consideration(3)	19,076	19,846	37,289	38,974
Acquisition-related amortization(2a)	(16,509)	(16,011)	(33,310)	(31,995)
Adjusted Operating (Loss) Income	$(306,809)	$126,953	$(379,679)	$282,715

The following tables set forth the reconciliation of operating (loss) income in our statement of operations to Adjusted Gross Profit, Adjusted EBITDA and Adjusted Operating (Loss) Income by business segment (in thousands):

	Three Months Ended June 30, 2020
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating loss	$(182,832)	$(68,309)	$(19,409)	$(113,520)	$(384,070)
Add back:
Selling, general and administrative	31,613	20,148	8,407	56,395	116,563
Cost of revenue adjustments:
Depreciation and amortization(2)	21,269	37,144	10,234	6,346	74,993
Restructuring and other costs(8)	—	—	—	40,752	40,752
Amortization of upfront incentive consideration(3)	19,076	—	—	—	19,076
Stock-based compensation	—	—	—	3,686	3,686
Adjusted Gross Profit	(110,874)	(11,017)	(768)	(6,341)	(129,000)
Selling, general and administrative	(31,613)	(20,148)	(8,407)	(56,395)	(116,563)
Equity method loss	(499)	—	—	—	(499)
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,365	2,748	1,124	11,724	18,961
Restructuring and other costs(8)	—	—	—	7,249	7,249
Acquisition-related costs(6)	—	—	—	4,373	4,373
Litigation costs, net(5)	—	—	—	115	115
Stock-based compensation	—	—	—	5,076	5,076
Adjusted EBITDA	(139,621)	(28,417)	(8,051)	(34,199)	(210,288)
Less:
Depreciation and amortization(2)	24,634	39,892	11,358	18,070	93,954
Amortization of upfront incentive consideration(3)	19,076	—	—	—	19,076
Acquisition-related amortization(2a)	—	—	—	(16,509)	(16,509)
Adjusted Operating Loss	$(183,331)	$(68,309)	$(19,409)	$(35,760)	$(306,809)

	Three Months Ended June 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$159,384	$22,660	$(5,746)	$(94,385)	$81,913
Add back:
Selling, general and administrative	45,482	22,442	10,171	76,610	154,705
Cost of revenue adjustments:
Depreciation and amortization(2)	27,581	40,699	12,342	5,971	86,593
Amortization of upfront incentive consideration(3)	19,846	—	—	—	19,846
Stock-based compensation	—	—	—	7,381	7,381
Adjusted Gross Profit	252,293	85,801	16,767	(4,423)	350,438
Selling, general and administrative	(45,482)	(22,442)	(10,171)	(76,610)	(154,705)
Equity method income	413	—	—	—	413
Selling, general and administrative adjustments:
Depreciation and amortization(2)	3,140	2,586	1,278	11,250	18,254
Acquisition-related costs(6)	—	—	—	8,935	8,935
Litigation costs, net(5)	—	—	—	1,386	1,386
Stock-based compensation	—	—	—	10,914	10,914
Adjusted EBITDA	210,364	65,945	7,874	(48,548)	235,635
Less:
Depreciation and amortization(2)	30,721	43,285	13,620	17,221	104,847
Amortization of upfront incentive consideration(3)	19,846	—	—	—	19,846
Acquisition-related amortization(2a)	—	—	—	(16,011)	(16,011)
Adjusted Operating Income (Loss)	$159,797	$22,660	$(5,746)	$(49,758)	$126,953

	Six Months Ended June 30, 2020
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating loss	$(160,174)	$(100,888)	$(35,866)	$(238,553)	$(535,481)
Add back:
Selling, general and administrative	80,582	66,667	20,092	148,095	315,436
Cost of revenue adjustments:
Depreciation and amortization(2)	43,598	75,231	20,700	12,837	152,366
Restructuring and other costs(8)	—	—	—	57,447	57,447
Amortization of upfront incentive consideration(3)	37,289	—	—	—	37,289
Stock-based compensation	—	—	—	11,043	11,043
Adjusted Gross Profit	1,295	41,010	4,926	(9,131)	38,100
Selling, general and administrative	(80,582)	(66,667)	(20,092)	(148,095)	(315,436)
Equity method loss	(1,185)	—	—	—	(1,185)
Selling, general and administrative adjustments:
Depreciation and amortization(2)	6,303	5,609	2,260	23,277	37,449
Restructuring and other costs(8)	—	—	—	15,835	15,835
Acquisition-related costs(6)	—	—	—	22,200	22,200
Litigation costs, net(5)	—	—	—	1,856	1,856
Stock-based compensation	—	—	—	15,296	15,296
Adjusted EBITDA	(74,169)	(20,048)	(12,906)	(78,762)	(185,885)
Less:
Depreciation and amortization(2)	49,901	80,840	22,960	36,114	189,815
Amortization of upfront incentive consideration(3)	37,289	—	—	—	37,289
Acquisition-related amortization(2a)	—	—	—	(33,310)	(33,310)
Adjusted Operating Loss	$(161,359)	$(100,888)	$(35,866)	$(81,566)	$(379,679)

	Six Months Ended June 30, 2019
	Travel Network	Airline Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$352,023	$38,084	$(11,463)	$(186,324)	$192,320
Add back:
Selling, general and administrative	88,942	45,119	20,131	151,904	306,096
Cost of revenue adjustments:
Depreciation and amortization(2)	55,034	80,729	23,809	11,941	171,513
Amortization of upfront incentive consideration(3)	38,974	—	—	—	38,974
Stock-based compensation	—	—	—	14,625	14,625
Adjusted Gross Profit	534,973	163,932	32,477	(7,854)	723,528
Selling, general and administrative	(88,942)	(45,119)	(20,131)	(151,904)	(306,096)
Equity method income	946	—	—	—	946
Selling, general and administrative adjustments:
Depreciation and amortization(2)	6,242	5,526	2,533	22,476	36,777
Acquisition-related costs(6)	—	—	—	20,641	20,641
Litigation costs, net(5)	—	—	—	2,824	2,824
Stock-based compensation	—	—	—	19,364	19,364
Adjusted EBITDA	453,219	124,339	14,879	(94,453)	497,984
Less:
Depreciation and amortization(2)	61,276	86,255	26,342	34,417	208,290
Amortization of upfront incentive consideration(3)	38,974	—	—	—	38,974
Acquisition-related amortization(2a)	—	—	—	(31,995)	(31,995)
Adjusted Operating Income (Loss)	$352,969	$38,084	$(11,463)	$(96,875)	$282,715

        The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash (used in) provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by operating activities	$(395,036)	$257,661
Cash used in investing activities	(43,746)	(76,163)
Cash provided by (used in) financing activities	1,308,193	(292,975)

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by operating activities	$(395,036)	$257,661
Additions to property and equipment	(39,333)	(67,196)
Free Cash Flow	$(434,369)	$190,465
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
(4) Other, net includes a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with our proposed acquisition of Farelogix Inc. ("Farelogix"), as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
(5) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies, to our consolidated financial statements.
(6) Acquisition-related costs represent fees and expenses incurred associated with the 2018 agreement to acquire Farelogix. See Note 3. Acquisitions.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowance assessments and other items.
(8) Restructuring and other costs represent charges associated with business restructuring and associated changes, including a strategic realignment of our airline and agency-focused businesses, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 4. Restructuring Activities for further details.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Revenue	$83,044	$1,000,006	$742,021	$2,049,367
Cost of revenue	350,551	763,388	962,066	1,550,951
Selling, general and administrative	116,563	154,705	315,436	306,096
Operating (loss) income	(384,070)	81,913	(535,481)	192,320
Interest expense, net	(58,581)	(39,608)	(96,023)	(77,621)
Equity method (loss) income	(499)	413	(1,185)	946
Other expense, net	(6,098)	(2,479)	(53,584)	(4,349)
(Loss) income from continuing operations before income taxes	(449,248)	40,239	(686,273)	111,296
Provision for income taxes	(5,718)	12,145	(32,972)	23,988
(Loss) Income from continuing operations	$(443,530)	$28,094	$(653,301)	$87,308

Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$(33,262)	$724,632	$(757,894)	(105)%
Airline Solutions	89,524	211,833	(122,309)	(58)%
Hospitality Solutions	29,002	73,876	(44,874)	(61)%
Total segment revenue	85,264	1,010,341	(925,077)	(92)%
Eliminations	(2,220)	(10,335)	8,115	79%
Total revenue	$83,044	$1,000,006	$(916,962)	(92)%
Travel Network—Revenue decreased $758 million, or 105%, for the three months ended June 30, 2020 compared to the same period in the prior year, primarily due to a decrease in transaction-based revenue of $741 million, including increased cancellation activity in the second quarter of approximately $100 million beyond what was initially estimated. The decrease in revenue is primarily due from lower transaction volume as the result of the COVID-19 pandemic and cancellations, which resulted in negative net Direct Billable Bookings in April and May 2020. While net Direct Billable Bookings were positive in June 2020, Direct Billable Bookings decreased 105% for the second quarter from the prior year to net cancelled bookings of 7 million primarily resulting from the COVID-19 pandemic.
Airline Solutions—Revenue decreased $122 million, or 58%, for the three months ended June 30, 2020 compared to the same period in the prior year. The $122 million decrease in revenue primarily resulted from:
•a $94 million decrease in Reservation revenue for the three months ended June 30, 2020 compared to the same period in the prior year. This decline is primarily due to the impact of the COVID-19 pandemic on our existing customer base and a $5 million decrease in revenue compared to the same period in the prior year due to the demigration of the Transitioned Customers. This decrease was partially offset by an increase of $4 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 89% to 20 million for the three months ended June 30, 2020; and

•a $28 million decrease in AirVision and AirCentre commercial and operations solutions revenue primarily due to the impact of the COVID-19 pandemic on our existing customer base.
Hospitality Solutions—Revenue decreased $45 million, or 61%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 62% to 11 million, as a result of the COVID-19 pandemic.

Cost of Revenue

	Three Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$77,611	$472,338	$(394,727)	(84)%
Airline Solutions	100,541	126,031	(25,490)	(20)%
Hospitality Solutions	29,769	57,109	(27,340)	(48)%
Eliminations	(2,219)	(10,321)	8,102	79%
Total segment cost of revenue	205,702	645,157	(439,455)	(68)%
Corporate	50,780	11,795	38,985	331%
Depreciation and amortization	74,993	86,590	(11,597)	(13)%
Amortization of upfront incentive consideration	19,076	19,846	(770)	(4)%
Total cost of revenue	$350,551	$763,388	$(412,837)	(54)%
Travel Network—Cost of revenue decreased $395 million, or 84%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a $366 million decline in incentive consideration in all regions due to lower transaction volume as the result of the COVID-19 pandemic, as well as a $22 million reduction in non-development labor costs in connection with our cost reduction measures. The decrease is also driven by a decline in technology costs associated with lower transaction volumes.
Airline Solutions—Cost of revenue decreased $25 million, or 20%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a reduction in non-development labor costs as a result of our cost reduction measures and a decline in technology costs associated with lower transaction volumes.
Hospitality Solutions—Cost of revenue decreased $27 million, or 48%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a $20 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in non-development labor costs in connection with our cost reduction measures.
Corporate—Cost of revenue associated with corporate costs increased $39 million, or 331%, for the three months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily due to a restructuring charge of $41 million for severance benefits and an increase in labor costs from implementing the shift to open source and cloud-based solutions. This increase was partially offset by a reduction in non-development labor costs in connection with our cost reduction measures.
Depreciation and amortization—Depreciation and amortization decreased $12 million, or 13%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a change in mix of our technology spend in 2019 resulting in less capitalized internal use software.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a reduction in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$116,563	$154,705	$(38,142)	(25)%
Selling, general and administrative expenses decreased $38 million, or 25%, for the three months ended June 30, 2020 compared to the same period in the prior year, primarily driven by a $24 million decrease in labor costs in connection with our cost reduction measures, a decrease in technology costs of $9 million, a $5 million reduction in legal costs associated with the potential acquisition of Farelogix in the prior year, and a reduction in costs due to our expense management initiatives given the decline in transaction volume resulting from COVID-19. This decrease was partially offset by a restructuring charge of $7 million for severance benefits.

Other expense, net

	Three Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$6,098	$2,479	$3,619	146%
** not meaningful
Other expense, net increased $4 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to an actuarial loss associated with our pension plan in the current year as well as realized and unrealized foreign currency exchange losses. The increase is also due to a benefit recognized in the prior year associated with a reduction to our TRA liability due to the settlement of an audit.
Provision for Income Taxes

	Three Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(5,718)	$12,145	$(17,863)	(147)%
Our effective tax rates for the three months ended June 30, 2020 and 2019 were 1% and 30%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a $70 million valuation allowance recorded on tax losses generated in the current tax year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$394,441	$1,498,600	$(1,104,159)	(74)%
Airline Solutions	269,409	424,760	(155,351)	(37)%
Hospitality Solutions	88,239	146,707	(58,468)	(40)%
Total segment revenue	752,089	2,070,067	(1,317,978)	(64)%
Eliminations	(10,068)	(20,700)	10,632	51%
Total revenue	$742,021	$2,049,367	$(1,307,346)	(64)%
Travel Network—Revenue decreased $1,104 million, or 74%, for the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to a decrease in transaction-based revenue of $1,084 million to $328 million. The decrease in revenue primarily resulted from a 74% decrease in Direct Billable Bookings to 78 million primarily resulting from the COVID-19 pandemic.
Airline Solutions—Revenue decreased $155 million, or 37%, for the six months ended June 30, 2020 compared to the same period in the prior year. The $155 million decrease in revenue primarily resulted from:
•a $116 million decrease in Reservation revenue for the six months ended June 30, 2020 compared to the same period in the prior year. This decline is primarily due the impact of the COVID-19 pandemic on our existing customer base and a $20 million decrease in revenue compared to the same period in the prior year due to the demigration of the Transitioned Customers and Jet Airways' insolvency in April 2019. This decrease was partially offset by an increase of $9 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 49% to 187 million for the six months ended June 30, 2020; and
•a $39 million decrease in AirVision and AirCentre commercial and operations solutions revenue primarily due to the impact of the COVID-19 pandemic on our existing customer base, and Jet Airways' insolvency in April 2019.
Hospitality Solutions—Revenue decreased $58 million, or 40%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 38% to 32 million, as a result of the COVID-19 pandemic.

Cost of Revenue

	Six Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Network	$393,144	$963,627	$(570,483)	(59)%
Airline Solutions	228,398	260,827	(32,429)	(12)%
Hospitality Solutions	83,312	114,230	(30,918)	(27)%
Eliminations	(10,066)	(20,687)	10,621	51%
Total segment cost of revenue	694,788	1,317,997	(623,209)	(47)%
Corporate	77,623	22,470	55,153	245%
Depreciation and amortization	152,366	171,510	(19,144)	(11)%
Amortization of upfront incentive consideration	37,289	38,974	(1,685)	(4)%
Total cost of revenue	$962,066	$1,550,951	$(588,885)	(38)%
Travel Network—Cost of revenue decreased $570 million, or 59%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a $541 million decline in incentive consideration in all regions due to lower transaction volume as the result of the COVID-19 pandemic, as well as a $29 million reduction in development and non-development labor costs in connection with our cost reduction measures.
Airline Solutions—Cost of revenue decreased $32 million, or 12%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a reduction in non-development labor costs as a result of our cost reduction measures and a decline in technology costs associated with lower transaction volumes.
Hospitality Solutions—Cost of revenue decreased $31 million, or 27%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a $24 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in non-development labor costs in connection with our cost reduction measures.
Corporate—Cost of revenue associated with corporate costs increased $55 million, or 245%, for the six months ended June 30, 2020 compared to the same period in the prior year. This increase was primarily due to a restructuring charge of $57 million for severance benefits and an increase in labor costs resulting from the shift to open source and cloud-based solutions. This increase was partially offset by a reduction in non-development labor costs in connection with our cost reduction measures.
Depreciation and amortization—Depreciation and amortization decreased $19 million, or 11%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a change in mix of our technology spend in 2019 resulting in less capitalized internal use software.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased $2 million, or 4%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a reduction in upfront consideration provided to travel agencies.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$315,436	$306,096	$9,340	3%
Selling, general and administrative expenses increased $9 million, or 3%, for the six months ended June 30, 2020 compared to the same period in the prior year, primarily driven by a $34 million increase in the provision for expected credit losses, primarily related to fully reserving for aged balances related to certain customers, an increase in bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. The increase is also due to a restructuring charge of $16 million for severance benefits. The increase is partially offset by a $28 million decrease in labor costs in connection with our cost reduction measures, a $6 million decrease in technology costs and a reduction in other costs due to our expense management initiatives given the decline in transaction volume resulting from COVID-19.

Other expense, net

	Six Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$53,584	$4,349	$49,235	**
** not meaningful
Other expense, net increased $49 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to a $46 million charge related to termination payments in connection with our proposed acquisition of Farelogix, an actuarial loss associated with our pension plan, and realized and unrealized foreign currency exchange losses. The increase is also due to a benefit recognized in the prior year associated with a reduction to our TRA liability due to the settlement of an audit. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
Provision for Income Taxes

	Six Months Ended June 30,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(32,972)	$23,988	$(56,960)	(237)%
Our effective tax rates for the six months ended June 30, 2020 and 2019 were 5% and 22%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a$94 million valuation allowance recorded on tax losses generated in the current tax year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million revolving credit facility ("Revolver") (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of June 30, 2020 and December 31, 2019, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,306,288	$436,176
Available balance under the Revolver	13,049	388,396
Reductions to the Revolver:
Revolver outstanding balance	375,000	—
Outstanding letters of credit	11,951	11,604
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2020 and December 31, 2019.
As of December 31, 2018, we have utilized substantially all of our U.S. federal NOLs and a portion of our available U.S. federal tax credits. As a result, we previously expected to be a U.S federal cash tax payer in 2020 and future years. Because of the significant adverse impact of the COVID-19 pandemic on our business, however, we expect to have significant NOLs related to the current year and we do not expect to be a U.S. federal cash tax payer for 2020.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. As previously disclosed, we responded with measures to increase our cash position, including the suspension of dividends and share repurchases under the Share Repurchase Program (the "Share Repurchase Program"), borrowing under our existing revolving credit facility, implementation of cost savings measures, and the completion of debt offerings. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary.

We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to the cost savings measures described below. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. We may conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt; in addition, we are reviewing opportunities to refinance our outstanding debt and extend our debt maturity profile, including Term Loan A and our Revolver.
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”) and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes” and together with the Secured Notes, the “Notes”).
On March 17, 2020, we drew $375 million under the Revolver to supplement our liquidity needs. We had $375 million outstanding under the Revolver as of June 30, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $12 million as of June 30, 2020 and December 31, 2019, which reduced our overall credit capacity under the Revolver. The current interest rate for borrowings under the Revolver is LIBOR plus an adjusted spread based on leverage as reflected in the Revolver. The Revolver will expire, at the earliest, on July 1, 2022.
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
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of the Secured Notes and (2) $345 million aggregate principal amount of the Exchangeable Notes. See Note 7. Debt for further information.
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
The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged. The Exchangeable Notes are exchangeable at their holders’ election, under specified circumstances, into consideration based on Sabre common stock. This consideration consists of shares of Sabre common stock, cash, or a mixture of the two at Sabre GLBL’s election. Upon any future occurrence of a “fundamental change” (as defined in the indenture governing the Exchangeable Notes), holders may require Sabre GLBL to repurchase their Exchangeable Notes at a price equal to principal amount plus accrued and unpaid interest. The Exchangeable Notes bear interest at a rate of 4.00% per annum and interest payments are due semi-annually on April 15 and October 15 of each year, beginning with October 15, 2020. The Exchangeable Notes are guaranteed on a senior unsecured basis by Sabre and Sabre Holdings. The net proceeds from the sales of the Notes are being used for general corporate purposes.

Cost Reduction Efforts
Given the market conditions as the result of COVID-19, we have identified and are in the process of removing costs from the business in 2020. As part of these cost reduction efforts, we are implementing several immediate actions with regard to our workforce and other costs during this difficult business climate. See "—Recent Developments Affecting our Results of Operations" for further information.
Farelogix Acquisition
On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 9, 2020, the U.K. Competition and Markets Authority ("CMA") blocked the acquisition following its Phase 2 investigation. Given the CMA's decision, we recorded a charge of $46 million during the six months ended June 30, 2020 included in other, net in our consolidated statements of operations which is comprised of $25 million in advances for certain attorneys' fees and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
Dividends
During the six months ended June 30, 2020, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2020.
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
As of June 30, 2020, the recent capacity reductions by domestic airlines in response to the COVID-19 outbreak and related anticipated decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption has occurred. As such, the leverage ratio covenant has been suspended for at least the second and third quarters of 2020.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in our January 2020 payment of $72 million. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA. We made payments on the TRA, including interest, of $72 million and $105 million during the six months ended June 30, 2020 and 2019, respectively.
Technology Expenditures
We maintain and make enhancements to our products, services, technologies and systems in response to technological developments, industry standards, trends, and customer demands. We deploy resources in research and development in order to help maintain a competitive advantage and deliver innovation to the marketplace. Software developed for internal use includes costs incurred to enhance our infrastructure, software applications and reservation systems. Additionally, we rely on other third-party providers, including DXC, Amazon Web Services, Inc., Google Cloud, and Microsoft Corporation, to operate computer data centers and network systems and provide hosting services. The aggregation of these costs represents our total technology expenditures of $458 million and $517 million for the six months ended June 30, 2020 and 2019, respectively. These amounts include hosting, third-party software and expensed research and development costs of $434 million and $466 million for the six months ended June 30, 2020 and 2019, respectively, and capitalized software development expenditures, of $24 million and $51 million for these respective periods.

Cash Flows

	Six Months Ended June 30,
	2020	2019

	(Amounts in thousands)
Cash (used in) provided by operating activities	$(395,036)	$257,661
Cash used in investing activities	(43,746)	(76,163)
Cash provided by (used in) financing activities	1,308,193	(292,975)
Cash used in discontinued operations	(1,802)	(1,196)
Effect of exchange rate changes on cash and cash equivalents	2,503	256
Increase (decrease) in cash and cash equivalents	$870,112	$(112,417)

Operating Activities
Cash used in operating activities for the six months ended June 30, 2020 was $395 million and consisted of net loss from continuing operations of $653 million, offset by adjustments for non-cash and other items of $291 million, and a decrease in cash from changes in operating assets and liabilities of $32 million. The adjustments for non-cash and other items consist primarily of $190 million of depreciation and amortization, $48 million in allowance for credit losses, $37 million in amortization of upfront incentive consideration, $26 million stock-based compensation expense, $25 million in acquisition termination fees, and $6 million in amortization of debt discount and debt issuance costs, partially offset by $46 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $32 million was primarily the result of a decrease of $240 million in accounts payable due to reductions in incentive fees due to the impact of COVID-19 on our volumes and the payment of the remaining $21 million associated with termination fees for the Farelogix transaction, $25 million used for upfront incentive fees due to agencies, and $6 million in capitalized implementation costs. These decreases were offset by a $178 million decrease in accounts receivable due to the impact of COVID-19 on our revenue and billings to customers, $20 million decrease in other assets, an increase of $21 million in deferred revenue, $17 million used in accrued compensation and related benefits, and a decrease of $3 million in prepaid expenses and other current assets.
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
Investing Activities
For the six months ended June 30, 2020, we used cash of $39 million on capital expenditures, including $24 million related to software developed for internal use.
For the six months ended June 30, 2019, we used cash of $76 million in investing activities, including $51 million related to software developed for internal use.
Financing Activities
For the six months ended June 30, 2020, financing activities provided $1,308 million. Significant highlights of our financing activities include:
•proceeds from borrowings under the Notes of $1,120 million;
•proceeds from borrowings under the Revolver of $375 million;
•fourth and final annual payment on the TRA liability for $72 million, excluding interest;
•payment of $39 million in dividends on our common stock;
•payment of $38 million on our Term Loan A and Term Loan B;
•payment of $29 million on debt issuance costs;
•net payments of $5 million from the settlement of employee stock-option awards, including payments of $5 million in income tax withholdings associated with the settlement of employee restricted-stock awards;
•payment of $4 million on our capital leases.

For the six months ended June 30, 2019, we used $293 million for financing activities. Significant highlights of our financing activities include:
•annual payment on the TRA liability for $101 million, excluding interest;
•repurchase of 3,673,768 shares of our common stock outstanding totaling $78 million;
•payment of $77 million in dividends on our common stock;
•payment of $24 million on our Term Loan A and Term Loan B;
•net payments of $7 million from the settlement of employee stock-based awards, including $5 million in proceeds from the exercise of employee stock options, net of payments for $12 million in income tax withholding associated with the settlement of employee stock-based awards.
Contractual Obligations
On August 3, 2020, we extended our contract with DXC Technology to help reduce the fixed portion of our technology costs. Under this extended contract, we are committed to contract minimums totaling approximately $560 million between the years 2021 and 2030 in addition to the amounts previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 26, 2020.
There were no material changes to our future minimum contractual obligations since December 31, 2019 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2020 other than the contract extension described herein and our debt obligations discussed in Note 7. Debt to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2020 and year ended December 31, 2019.
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
Receivables are considered to be delinquent when contractual payment terms are exceeded. All receivables aged over twelve months are fully reserved. Receivables are written off against the allowance when it is probable that all remaining contractual payments will not be collected as evidenced by factors such as the extended age of the balance, the exhaustion of collection efforts, and the lack of ongoing contact or billing with the customer. See Note 6. Credit Losses for further considerations involved in the development of this estimate.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 13. Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers, and they may seek to renegotiate the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Network, Airline Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the quarter ended June 30, 2020 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to the corresponding period in 2019. This downward trend could continue for an unpredictable period.
Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in the first half of 2020; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and expect to continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
The ongoing impact of the COVID-19 outbreak on our business and results of operations is highly uncertain.
The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic and its impact on the travel industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health, productivity and morale of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on the financial condition on our partners, and any potential restructurings or bankruptcies of our partners; the impact on our contracts with our partners, including force majeure provisions; our ability to withstand increased cyberattacks; the speed and extent of the recovery across the broader travel ecosystem; and the duration, timing and severity of the impact on customer spending, including the economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected or have been minimally affected by the COVID-19 outbreak after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions. Governmental restrictions and societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.
Our business is dependent on the ability of consumers to travel, particularly by air. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel suppliers are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Significant increases in levels of unemployment in the United States and other regions have occurred and are expected to continue due to the adoption of social distancing and other policies to slow the spread of the virus, which have had and are likely to continue to have a negative impact on consumer discretionary spending, including for the travel industry. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.
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
•factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments;
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Furthermore, the ongoing effects of COVID-19 on our business could adversely affect our ability to retain key employees and hire new employees. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies.” Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
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
We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance, including as a result of the impacts of COVID-19, may cause our travel suppliers to increase the time they take to pay or to default on their payment obligations, which could lead to a higher provision for expected credit losses and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination, and, if applicable, result in asset impairments which could be significant. Similarly, any suspension or cessation of operations of an airline or hospitality supplier could negatively affect our results. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 13. Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms.

In addition, the CMA blocked our proposed acquisition of Farelogix, and we have appealed the CMA's decision to the U.K. Competition Appeal Tribunal. We are also subject to a DOJ antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. The DOJ has also sent CIDs to other companies in the travel industry. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition ("EC") has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 13. Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
For example, we previously announced that we had entered into an agreement to acquire Farelogix, which was subject to customary closing conditions and regulatory approvals. On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix. Although the trial court did not grant the DOJ's request, the U.S. Court of Appeals for the Third Circuit granted the DOJ's motion to vacate the judgment as moot, following the termination of the acquisition agreement as described below. In addition, the CMA has blocked our acquisition of Farelogix. We have appealed the CMA's decision to the U.K. Competition Appeal Tribunal. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, and the California Consumer Protection Act ("CCPA") went into effect on January 1, 2020. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.”
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2020 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
Our consolidated balance sheet at June 30, 2020 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We have a significant amount of indebtedness. As of June 30, 2020, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:
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
As of June 30, 2020, we had outstanding approximately $2.7 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 8. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.
We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the six months ended June 30, 2020, foreign currency operations included $52 million of revenue and $168 million of operating expenses, representing approximately 7% and 13% of our total revenue and operating expenses, respectively. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses has historically been in the Euro, representing approximately 1% and 7% of our operating expenses for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:
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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, and the Swedish Krona. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies, and the effect of the COVID-19 outbreak on our business has significantly increased the difficulty presented in estimating these items. See "—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies." This is especially true now due to the impact of COVID-19 on our operations and the difficulty presented in estimating our future bookings, cancellations, and other relevant performance metrics. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the second quarter of 2020. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2020.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.84†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan
10.85†*	Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.86†*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.87†*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.88†*	Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.89†*	Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.90†*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Initial Grant) under the Sabre Corporation 2019 Director Equity Compensation Plan.
10.91†*	Letter Agreement by and between Sabre Corporation and Roshan Mendis, dated June 2, 2020.
10.92†*	Letter Agreement by and between Sabre Corporation and David D. Moore, dated June 3, 2020.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	August 7, 2020	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)