Form 10-Q
period 2020-09-30
Sabre Corp
filed 2020-11-06
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(682)-605-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	SABR	The NASDAQ Stock Market LLC
6.50% Series A Mandatory Convertible Preferred Stock	SABRP	The NASDAQ Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of November 2, 2020, 317,268,904 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

We may use our website, our Twitter account (@Sabre_Corp) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, Twitter account and other social media channels. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$278,365	$984,199	$1,020,386	$3,033,566
Cost of revenue	115,426	419,385	458,068	1,320,720
Technology costs	276,362	322,563	883,837	964,397
Selling, general and administrative	119,626	128,791	447,011	442,669
Operating (loss) income	(233,049)	113,460	(768,530)	305,780
Other income (expense):
Interest expense, net	(67,651)	(39,743)	(163,674)	(117,364)
Loss on extinguishment of debt	(10,333)	—	(10,333)	—
Equity method (loss) income	(460)	1,027	(1,645)	1,973
Other, net	(18,431)	(1,769)	(72,015)	(6,118)
Total other expense, net	(96,875)	(40,485)	(247,667)	(121,509)
(Loss) income from continuing operations before income taxes	(329,924)	72,975	(1,016,197)	184,271
Provision for income taxes	(20,364)	7,795	(53,336)	31,783
(Loss) income from continuing operations	(309,560)	65,180	(962,861)	152,488
Loss from discontinued operations, net of tax	(533)	(596)	(3,331)	(698)
Net (loss) income	(310,093)	64,584	(966,192)	151,790
Net income attributable to noncontrolling interests	125	771	837	3,289
Net (loss) income attributable to Sabre Corporation	(310,218)	63,813	(967,029)	148,501
Preferred stock dividends	2,231	—	2,231	—
Net (loss) income attributable to common stockholders	$(312,449)	$63,813	$(969,260)	$148,501

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(1.07)	$0.24	$(3.44)	$0.54
Loss from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share	$(1.07)	$0.24	$(3.45)	$0.54
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(1.07)	$0.23	$(3.44)	$0.54
Loss from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share	$(1.07)	$0.23	$(3.45)	$0.54
Weighted-average common shares outstanding:
Basic	292,392	273,763	280,750	274,524
Diluted	292,392	276,235	280,750	276,474

Dividends per common share	$—	$0.14	$0.14	$0.42
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(310,093)	$64,584	$(966,192)	$151,790
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	4,439	(4,344)	4,732	(5,432)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of $3,524, $—, $2,318, and $—	(12,101)	—	(7,960)	—
Pension settlement, net of taxes of $(3,055), $—, $(3,055), and $—	10,488	—	10,488	—
Amortization of prior service credits, net of taxes of $80, $80, $241, and $241	(278)	(278)	(834)	(834)
Amortization of actuarial losses, net of taxes of $(525), $(329), $(1,451), and $(1,035)	1,799	1,713	5,005	4,157
Net change in retirement-related benefit plans, net of tax	(92)	1,435	6,699	3,323
Derivatives:
Unrealized gains (losses), net of taxes of $(544), $1,633, $5,641, and $5,875	2,224	(6,356)	(20,582)	(20,939)
Reclassification adjustment for realized gains, net of taxes of $(1,283), $(267), $(3,585), and $(907)	4,500	1,034	12,894	3,544
Net change in derivatives, net of tax	6,724	(5,322)	(7,688)	(17,395)
Share of other comprehensive income (loss) of equity method investments	258	21	(540)	(398)
Other comprehensive income (loss)	11,329	(8,210)	3,203	(19,902)
Comprehensive (loss) income	(298,764)	56,374	(962,989)	131,888
Less: Comprehensive loss (income) attributable to noncontrolling interests	(125)	(771)	(837)	(3,289)
Comprehensive (loss) income attributable to Sabre Corporation	$(298,889)	$55,603	$(963,826)	$128,599

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,668,352	$436,176
Accounts receivable, net of allowance for credit losses of $111,293 and $56,367	281,789	546,533
Prepaid expenses and other current assets	138,106	139,211
Total current assets	2,088,247	1,121,920
Property and equipment, net of accumulated depreciation of $1,998,856 and $1,815,844	488,214	641,722
Equity method investments	23,618	27,494
Goodwill	2,633,585	2,633,251
Acquired customer relationships, net of accumulated amortization of $754,893 and $735,367	294,524	311,015
Other intangible assets, net of accumulated amortization of $704,317 and $674,073	231,995	262,638
Deferred income taxes	41,531	21,812
Other assets, net	613,783	670,105
Total assets	$6,415,497	$5,689,957

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$100,498	$187,187
Accrued compensation and related benefits	104,476	94,368
Accrued subscriber incentives	94,547	316,254
Deferred revenues	116,106	84,661
Other accrued liabilities	239,637	189,548
Current portion of debt	33,452	81,614
Tax Receivable Agreement	—	71,911
Total current liabilities	688,716	1,025,543
Deferred income taxes	73,720	107,402
Other noncurrent liabilities	372,512	347,522
Long-term debt	4,639,125	3,261,821
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 225,000 authorized, 3,340 and no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation value of $334,000 and $— as of September 30, 2020 and December 31, 2019, respectively	33	—
Common Stock: $0.01 par value; 1,000,000 authorized shares; 338,499 and 294,319 shares issued, 317,233 and 273,733 shares outstanding at September 30, 2020 and December 31, 2019, respectively	3,385	2,943
Additional paid-in capital	3,027,726	2,317,544
Treasury Stock, at cost, 21,266 and 20,587 shares at September 30, 2020 and December 31, 2019, respectively	(474,165)	(468,618)
Retained deficit	(1,778,877)	(763,482)
Accumulated other comprehensive loss	(146,103)	(149,306)
Non-controlling interest	9,425	8,588
Total stockholders’ equity	641,424	947,669
Total liabilities and stockholders’ equity	$6,415,497	$5,689,957

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(966,192)	$151,790
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	279,159	311,905
Allowance for credit losses	58,375	16,746
Deferred income taxes	(67,130)	(26,622)
Amortization of upfront incentive consideration	56,733	59,825
Stock-based compensation expense	44,905	51,083
Acquisition termination fee	24,811	—
Pension settlement charge	13,543	—
Amortization of debt discount and debt issuance costs	12,661	2,979
Loss on extinguishment of debt	10,333	—
Loss from discontinued operations	3,331	698
Dividends received from equity method investments	1,691	1,352
Equity method loss (income)	1,645	(1,973)
Other	5,747	(699)
Changes in operating assets and liabilities:
Accounts and other receivables	182,449	(66,875)
Prepaid expenses and other current assets	(1,967)	(9,191)
Capitalized implementation costs	(10,680)	(20,297)
Upfront incentive consideration	(26,468)	(64,979)
Other assets	12,837	12,768
Accrued compensation and related benefits	12,735	(25,873)
Accounts payable and other accrued liabilities	(263,925)	34,888
Deferred revenue including upfront solution fees	28,338	(3,160)
Cash (used in) provided by operating activities	(587,069)	424,365
Investing Activities
Additions to property and equipment	(48,259)	(92,124)
Other investing activities	(4,375)	(16,358)
Cash used in investing activities	(52,634)	(108,482)
Financing Activities
Proceeds of borrowings from lenders	2,345,000	45,000
Proceeds from issuance of preferred stock, net	322,885	—
Proceeds from issuance of common stock, net	275,003	—
Payments on borrowings from lenders	(894,613)	(87,608)
Payments on Tax Receivable Agreement	(71,958)	(101,482)
Debt prepayment fees and issuance costs	(54,158)	—
Cash dividends paid to common shareholders	(38,544)	(115,185)
Net payment on the settlement of equity-based awards	(5,298)	(5,738)
Repurchase of common stock	—	(77,636)
Other financing activities	(4,513)	(8,775)
Cash provided by (used in) financing activities	1,873,804	(351,424)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,739)	(2,243)
Cash used in discontinued operations	(3,739)	(2,243)
Effect of exchange rate changes on cash and cash equivalents	1,814	1,947
Increase (decrease) in cash and cash equivalents	1,232,176	(35,837)
Cash and cash equivalents at beginning of period	436,176	509,265
Cash and cash equivalents at end of period	$1,668,352	$473,428
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(¹)	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	—	—	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting Standards	—	—	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	—	$—	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
Comprehensive loss	—	—	—	—	—	—	—	(444,131)	11,177	(71)	(433,025)
Settlement of stock-based awards	—	—	587,232	6	168	29,664	(215)	—	—	—	(41)
Stock-based compensation expense	—	—	—	—	8,762	—	—	—	—	—	8,762
Equity component of convertible note issuance, net	—	—	—	—	67,615	—	—	—	—	—	67,615
Balance at June 30, 2020	—	$—	297,130,702	$2,971	$2,411,716	21,258,581	$(474,105)	$(1,466,428)	$(157,432)	$9,300	$326,022
Comprehensive loss	—	—	—	—	—	—	—	(310,218)	11,329	125	(298,764)
Issuance of preferred stock, net	3,340,000	33	—	—	322,852	—	—	—	—	—	322,885
Issuance of common stock, net	—	—	41,071,429	411	274,592	—	—	—	—	—	275,003
Accrued preferred stock dividend(2)	—	—	—	—	—	—	—	(2,231)	—	—	(2,231)
Settlement of stock-based awards	—	—	297,150	3	—	7,278	(60)	—	—	—	(57)
Stock-based compensation expense	—	—	—	—	18,566	—	—	—	—	—	18,566
Balance at September 30, 2020	3,340,000	$33	338,499,281	$3,385	$3,027,726	21,265,859	$(474,165)	$(1,778,877)	$(146,103)	$9,425	$641,424
(1) A quarterly cash dividend of $0.14 per share on our common stock.
(2) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%. The first cash dividend of $1.7514 per share is payable on December 1, 2020.

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
Strategic Realignment—We connect people and places with technology that reimagines the business of travel. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we accelerated the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of our strategic realignment, we now operate our business and present our results through two business segments: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. There have been no changes to the historical Hospitality Solutions reporting segment.
Additionally, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and moving certain expenses previously classified as cost of revenue to selling, general and administrative to align with the current leadership and operational organizational structure. Within our segments and results of operations, cost of revenue primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, and transactional-related costs, including travel agency incentive consideration for reservations made on our global distribution system ("GDS") for Travel Solutions and GDS transaction fees for Hospitality Solutions. Technology costs consist of expenses related to technology operations including data processing and hosting, third-party software, maintenance and expensed research and development labor costs associated with our development teams responsible for the maintenance and enhancement of our existing products and the development of new products and services. Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications.
For the three months ended September 30, 2019, we reclassified $298 million from cost of revenue and $25 million from selling, general and administrative to technology costs. Additionally, for the three months ended September 30, 2019, we reclassified $34 million from cost of revenue to selling, general and administrative. For the nine months ended September 30, 2019, we reclassified $885 million from cost of revenue and $79 million from selling, general and administrative to technology costs. Additionally, for the nine months ended September 30, 2019, we reclassified $96 million from cost of revenue to selling, general and administrative.
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic continued to have a material impact to our consolidated financial results in the third quarter of 2020, resulting in a material decrease in transaction-based revenue across both of our business units compared to the prior year. Lower GDS volumes resulted in a material decline in incentive consideration costs, as expected.
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We have responded with measures to increase our cash position, including our previously disclosed suspension of common stock dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility, and the completion of debt and equity offerings. See Note 7. Debt and Note 11. Stock and Stockholders' Equity for further information. We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.

As noted above, we substantially completed the strategic realignment of our airline and agency-focused businesses during the third quarter of 2020 to address the changing travel landscape and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. During the nine months ended September 30, 2020, we recorded a charge of $74 million in connection with these restructuring activities. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring activities.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Cancellations of airline travel reservations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In the first and second quarters of 2020, the airline industry experienced a significantly higher number of airline travel reservation cancellations as a result of COVID-19 than expected as of December 31, 2019 and March 31, 2020. As a result, our cancellation reserve as of June 30, 2020 was further adjusted for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations. During the third quarter of 2020, our estimated reserve decreased due to actual cancellations being less than expected as of the end of the second quarter, and a decrease in new bookings during the third quarter. The combination of reduced new bookings, estimates for bookings expected to travel, continued mix toward domestic bookings and consumed cancellations during the quarter resulted in a decline in the cancellation reserve from $60 million as of June 30, 2020 to $33 million as of September 30, 2020. Given the unprecedented amount of air booking cancellations during 2020, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience. See Note 2. Revenue from Contracts with Customers for further information regarding the impact of cancellations on revenue during the third quarter. Additionally, our provision for expected credit losses for the nine months ended September 30, 2020 was $58 million, primarily related to fully reserving for aged balances related to certain customers, bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. See Note 6. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in our estimates will be accurate.
We updated our goodwill assessment on a qualitative basis and reviewed our other long-lived assets including intangible assets as of September 30, 2020, and did not identify any material impairments. See Note 9. Fair Value Measurements for further information about our interim goodwill assessment. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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

Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. The updated standard is effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the three and nine months ended September 30, 2020 as a result of adopting this standard. Our current hedging contracts do not extend past December 31, 2021.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which will result in fewer embedded conversion features being separately recognized from the host contract when compared to existing guidance. Under the updated guidance, some convertible debt instruments will be accounted for as a single liability measured at amortized cost. Additionally, the updated guidance both enhances disclosures around convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share for convertible instruments. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The standard provides for the option of full retrospective transition on January 1, 2021. Although we are still evaluating the impact of the updated guidance and the effects on our financial statements, we anticipate using full retrospective transition on January 1, 2021 to account for the Exchangeable Notes on a whole-instrument basis. As a result, we anticipate long-term debt to increase approximately $88 million, additional paid-in capital to decrease $68 million, and deferred taxes to decrease by $20 million on January 1, 2021 and we will retrospectively reduce pre-tax interest expense.
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
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including our transactional revenues, Software-as-a-Service ("SaaS") revenues, and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities.

The following table presents our assets and liabilities with customers as of September 30, 2020 and December 31, 2019 (in thousands):

Account	Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$94,178	$105,499
Trade and unbilled receivables, net	Accounts receivable, net	280,520	539,806
Long-term trade unbilled receivables, net	Other assets, net	27,080	38,250
Contract liabilities	Deferred revenues / other noncurrent liabilities	193,539	167,832
________________________________

(1) Includes contract assets of $8 million and $6 million for September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, we recognized revenue of approximately $21 million from contract liabilities that existed as of January 1, 2020. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distribution	$104,594	$673,405	$451,183	$2,092,362
IT Solutions	132,424	245,626	449,685	750,029
Total Travel Solutions	237,018	919,031	900,868	2,842,391
SynXis Software and Services	41,287	65,962	118,767	194,974
Other	3,637	8,856	14,396	26,551
Total Hospitality Solutions	44,924	74,818	133,163	221,525
Eliminations	(3,577)	(9,650)	(13,645)	(30,350)
Total Sabre Revenue	$278,365	$984,199	$1,020,386	$3,033,566
Travel Solutions generates distribution revenue for bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")). GDS services link and engage transactions between travel agents and travel suppliers. Revenue is generated from contracts with the travel suppliers as each booking is made or transaction occurs and represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Distribution revenue associated with car rental, hotel transactions and other travel providers is recognized at the time the reservation is used by the customer. Distribution revenue associated with airline travel reservations is recognized at the time of booking of the reservation, net of estimated future cancellations.
In the first and second quarters of 2020, the airline industry experienced a significantly higher number of airline travel reservation cancellations as a result of COVID-19 than expected as of December 31, 2019 and March 31, 2020. Revenue for the second quarter was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. To address this change in estimate, we further increased our reserve for future cancellations to $60 million as of June 30, 2020 to account for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations and the impacts on the booking fee rate for higher international cancellations and lower international new bookings than previously experienced. Actual cancellations during the third quarter were fewer than expected as of the end of the second quarter and new bookings remained down significantly during the third quarter. This combination of actual cancellation activity and fewer bookings resulted in a reduction in the cancellation reserve to $33 million as of September 30, 2020. Given the continued uncertainty caused by the COVID-19 pandemic, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience. Approximately $18 million of revenue was recognized in the third quarter of 2020 resulting from less cancellation activity on bookings scheduled to depart during the third quarter than estimated as of June 30, 2020.
Travel Solutions also generates IT solutions revenue from its product offerings including reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and booking data. Reservation system revenue is primarily generated based on the number of passengers boarded. Normally, customers are charged a fixed, upfront solutions fee and a recurring usage-based fee for the use of the software as a stand-ready performance obligation. In the context of both our reservation systems and our commercial and operations products, upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution. We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial. We also directly license certain software to customers associated with our commercial and operations products in which the customer obtains control of a license. Revenue from software license fees is recognized when the customer gains control of the software enabling them to directly use the software and obtain substantially all of the remaining benefits. Fees for ongoing software maintenance are recognized ratably over the life of the contract.
Hospitality Solutions generates revenue from technology solutions provided to hotels primarily in a SaaS or hosted environment based on the number of central reservation system transactions. Upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution. Customers are normally charged an upfront solutions fee and a recurring usage-based fee for the use of the software, which represents a stand-ready performance obligation.
Contracts with the same customer which are entered into at or around the same period are analyzed for revenue recognition purposes on a combined basis which can impact timing of revenue recognition. Unearned performance obligations primarily consist of deferred revenue for fixed implementation fees and future product implementations, which are included in deferred revenue and other noncurrent liabilities in our consolidated balance sheet. We have not disclosed the performance obligation related to contracts containing minimum transaction volume, as it represents a subset of our business, and therefore would not be meaningful in understanding the total future revenues expected to be earned from our long-term contracts.
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
Radixx
In October 2019, we completed the acquisition of Radixx, a provider of retailing and customer service solutions to airlines in the low-cost carrier ("LCC") market, for $107 million, net of cash acquired and funded by cash on hand. Radixx is managed as a part of our Travel Solutions segment. During the third quarter of 2020, we recorded immaterial measurement period adjustments to deferred income taxes and goodwill and completed the purchase price allocation for the Radixx acquisition.

4. Restructuring Activities
Given the market conditions as the result of COVID-19, we have responded with cost savings measures, including a plan to reduce our workforce through involuntary and voluntary severance and voluntary early retirement programs. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we accelerated the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure.
During the nine months ended September 30, 2020, we incurred $74 million in connection with these restructuring activities, of which $22 million is recorded within cost of revenue, $32 million is recorded within technology costs and $20 million is recorded within selling, general and administrative costs within our consolidated statement of operations. Substantially all of these costs represent future cash expenditures for the payment of severance and related benefits costs. This strategic realignment and related actions are substantially complete. We do not expect additional restructuring charges associated with these activities to be significant.

The following table summarizes the accrued liability, as recorded within accrued compensation and related benefits within our consolidated balance sheet, related to these restructuring activities (in thousands):

Nine Months Ended September 30, 2020
Balance as of January 1, 2020	$—
Charges	73,934
Cash Payments	(33,433)
Balance as of September 30, 2020	$40,501

5. Income Taxes
Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 5% and 17%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a valuation allowance recorded on tax losses generated in the current year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefits of its deferred tax assets. On the basis of this evaluation, as of September 30, 2020, a valuation allowance of $139 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $67 million and $65 million as of September 30, 2020 and December 31, 2019, respectively.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in our January 2020 payment of $72 million. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA. We made payments on the TRA, including interest, of $72 million and $105 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2020 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$57,730
Cumulative-effect adjustment upon adoption	9,868
Provision for expected credit losses	58,375
Write-offs	(14,173)
Other	1,230
Balance at September 30, 2020	$113,030
Our provision for expected credit losses totaled $11 million and $58 million for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, we made a decision to fully reserve for certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the nine months ended September 30, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has affected our current estimate of expected credit losses since year-end. Macro-economic factors, including the economic downtown, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may result in the restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

7. Debt
As of September 30, 2020 and December 31, 2019, our outstanding debt included in our consolidated balance sheets totaled $4,673 million and $3,343 million, respectively, which are net of debt issuance costs of $48 million and $15 million, respectively, and unamortized discounts of $89 million and $6 million, respectively. See "—Secured Notes" and "—Exchangeable Notes" below regarding the increase in unamortized discounts as of September 30, 2020. The following table sets forth the face values of our outstanding debt as of September 30, 2020 and December 31, 2019 (in thousands):

	Rate	Maturity	September 30, 2020	December 31, 2019
Senior secured credit facilities:
Term Loan A(1)	L + 2.75%	August 2023	$133,995	$484,500
Term Loan B	L + 2.00%	February 2024	1,829,319	1,843,427
Revolver, $400 million(2)	L + 2.75%	August 2023	375,000	—
5.375% senior secured notes due 2023(3)	5.375%	April 2023	—	530,000
5.25% senior secured notes due 2023	5.25%	November 2023	500,000	500,000
9.25% senior secured notes due 2025	9.25%	April 2025	775,000	—
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	—
4.00% senior exchangeable notes due 2025	4.00%	April 2025	345,000	—
Finance lease obligations			899	5,882
Face value of total debt outstanding			4,809,213	3,363,809
Less current portion of debt outstanding			(33,452)	(81,614)
Face value of long-term debt outstanding			$4,775,761	$3,282,195
______________________
(1) Pursuant to the August 27, 2020 refinancing, the interest rate on Term Loan A was increased from L+2.50% to L+2.75% and the maturity was extended from July 2022 to August 2023. Subject to certain "springing" maturity conditions, the maturity may extend to February 2024 at the latest.
(2) Pursuant to the August 27, 2020 refinancing, the interest rate on the Revolver was increased from L+2.50% to L+2.75% and the maturity was extended from July 2022 to August 2023. Subject to certain "springing" maturity conditions, the maturity may extend to February 2024 at the latest.
(3) Extinguished on August 27, 2020 using proceeds from the 7.375% senior secured notes due 2025.
We had $375 million outstanding under the Revolver as of September 30, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $11 million and $12 million as of September 30, 2020 and December 31, 2019, respectively, which reduced our overall credit capacity under the Revolver.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to August 16, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment and extended the maturity of the Term Loan A from July 1, 2022 to August 16, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Term A Loan Extension Amendment. In the event that, as of August 16, 2023, the maturity date of the 5.25% senior secured notes due 2023 (the "November 2023 Notes") has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of August 16, 2023. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver and Term A Loan, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $450 million on a monthly basis. In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The interest rate spreads for the Revolver and Term Loan A were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing. The maturity date of Term Loan B remains February 22, 2024.
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
We have determined that a Material Travel Event Disruption occurred in the first, second and third quarters of 2020. Pursuant to the terms of the Amended and Restated Credit Agreement, the Total Net Leverage Ratio covenant has been suspended for at least the third and fourth quarters of 2020. As of September 30, 2020, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
Secured Notes
On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of 7.375% senior secured notes due 2025 (the “September 2025 Notes”). The September 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The September 2025 Notes bear interest at a rate of 7.375% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The September 2025 Notes mature on September 1, 2025. The net proceeds received from the sale of the September 2025 Notes, net of underwriting fees and commissions, plus cash on hand, was used to: (1) repay approximately $319 million principal amount of debt under the Term Loan A; (2) redeem all of our outstanding 5.375% senior secured notes due April 2023; and (3) repay approximately $3 million principal amount of debt under the Term Loan B. We recognized a loss on extinguishment of debt of $10 million during the nine months ended September 30, 2020 in connection with these transactions which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million.
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “April 2025 Notes”). The April 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The April 2025 Notes bear interest at a rate of 9.250% per annum and interest payments are due semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The April 2025 Notes mature on April 15, 2025. The net proceeds received from the sale of the April 2025 Notes of $763 million, net of underwriting fees and commissions, are being used for general corporate purposes.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2020, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met. As of September 30, 2020, the value of the Exchangeable Notes does not exceed the outstanding principal amount.
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

The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2020 (in thousands):

September 30, 2020
Liability component:
Principal	$345,000
Less: Unamortized debt discount	(84,082)
Net Carrying Value (1)	$260,918

Equity component:
Conversion feature	$90,500
Less: Equity portion of debt issuance costs	(3,167)
Less: Deferred tax liability	(19,718)
Net Carrying Value	$67,615
______________________
1) Excludes net unamortized debt issuance costs of $8 million as of September 30, 2020.

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Contractual interest expense	$3,450	$6,248
Amortization of debt discount and issuance costs	$3,814	$6,909

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
Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows, we hedge portions of our revenues and expenses denominated in foreign currencies with forward contracts. For example, when the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency expense is offset by losses in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expense is offset by gains in the fair value of the forward contracts. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures.
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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, no material losses are expected to be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
As of September 30, 2020 and December 31, 2019, we had the following unsettled purchased foreign currency forward contracts that were entered into to hedge our operational exposure to foreign currency movements (in thousands, except for average contract rates):

Outstanding Notional Amounts as of September 30, 2020
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	54,000	14,105	0.2612
Singapore Dollar	US Dollar	12,000	8,899	0.7416
Indian Rupee	US Dollar	550,000	7,475	0.0136
British Pound Sterling	US Dollar	3,900	5,118	1.3123
Australian Dollar	US Dollar	3,000	2,097	0.6990
Swedish Krona	US Dollar	5,000	531	0.1078

Outstanding Notional Amounts as of December 31, 2019
Buy Currency	Sell Currency	Foreign Amount	USD Amount	Average Contract Rate
Polish Zloty	US Dollar	265,000	68,971	0.2603
Indian Rupee	US Dollar	4,485,000	61,708	0.0138
Singapore Dollar	US Dollar	63,500	46,759	0.7364
British Pound Sterling	US Dollar	18,400	24,109	1.3103
Australian Dollar	US Dollar	16,500	11,521	0.6982
Swedish Krona	US Dollar	38,100	4,106	0.1075
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2020 and 2019 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$1,350 million	1 month LIBOR(1)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
______________________

(1) Subject to a 0% floor.
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
The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
Foreign exchange contracts	Prepaid expenses and other	$—	$1,953
Foreign exchange contracts	Other accrued liabilities	(258)	—
Interest rate swaps	Other accrued liabilities	(18,428)	(7,020)
Interest rate swaps	Other noncurrent liabilities	(3,368)	(7,918)
Total		$(22,054)	$(12,985)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign exchange contracts	$2,164	$(5,072)	$(4,837)	$(4,761)
Interest rate swaps	60	(1,284)	(15,745)	(16,178)
Total	$2,224	$(6,356)	$(20,582)	$(20,939)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,

		2020	2019	2020	2019
Foreign exchange contracts	Cost of revenue	$(319)	$981	$2,904	$4,547
Interest rate swaps	Interest expense, net	4,819	53	9,990	(1,003)
Total		$4,500	$1,034	$12,894	$3,544

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
Interest Rate Swaps—The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services reflecting broker market quotes

The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$(258)	$—	$(258)	$—
Interest rate swap contracts	(21,796)	—	(21,796)	—
Total	$(22,054)	$—	$(22,054)	$—

		Fair Value at Reporting Date Using
	December 31, 2019	Level 1	Level 2	Level 3
Derivatives (1)
Foreign currency forward contracts	$1,953	$—	$1,953	$—
Interest rate swap contracts	(14,938)	—	(14,938)	—
Total	$(12,985)	$—	$(12,985)	$—
______________________
(1) See Note 8. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2020.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Term Loan A	$128,970	$485,106	$133,290	$483,317
Term Loan B	1,718,416	1,856,100	1,825,443	1,838,741
Revolver, $400 million	375,000	—	375,000	—
5.375% senior secured notes due 2023	—	543,536	—	530,000
5.25% senior secured notes due 2023	487,533	514,670	500,000	500,000
9.25% senior secured notes due 2025	854,294	—	775,000	—
7.375% senior secured notes due 2025	856,783	—	850,000	—
4.00% senior exchangeable notes due 2025	405,824	—	260,918	—
______________________
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
As a result of our strategic realignment, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. We updated our goodwill assessment on a qualitative basis, reflecting both pre- and post-organization, for all reporting units as of June 30, 2020 and September 30, 2020, and determined that our goodwill was not impaired for any reporting unit at either date.
10. Accumulated Other Comprehensive Loss
As of September 30, 2020 and December 31, 2019, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2020	December 31, 2019
Defined benefit pension and other post-retirement benefit plans	$(136,690)	$(143,389)
Unrealized foreign currency translation gain	8,481	4,289
Unrealized loss on foreign currency forward contracts and interest rate swaps	(17,894)	(10,206)
Total accumulated other comprehensive loss, net of tax	$(146,103)	$(149,306)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. During the three months ended September 30, 2020, a settlement occurred within our defined benefit pension plan which resulted in a loss of $14 million recorded to Other, net.
See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.

11. Stock and Stockholders' Equity
Preferred Stock
On August 24, 2020, we completed an offering of 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds of approximately $323 million for use as general corporate purposes.
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% of the liquidation preference of $100 per share (equivalent to $6.50 annually per share) payable in cash or, subject to certain limitations, by delivery of shares of our common stock or any combination of cash and shares of our common stock, at our election; provided, however, that any undeclared and unpaid dividends will continue to accumulate. Dividends are payable when, as and if declared by our Board of Directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock.
Subject to limited exceptions, no dividends may be declared or paid on shares of our common stock, unless all accumulated dividends have been paid or set aside for payment on all outstanding shares of our Preferred Stock for all past completed dividend periods. In the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Preferred Stock a liquidation preference equal to $100 per share plus accumulated and unpaid dividends.
We recorded $2 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2020. In October 2020, the Board of Directors declared a dividend of $1.7514 per share on Preferred Stock payable on December 1, 2020 to holders of record of the Preferred Stock on November 15, 2020.
Unless earlier converted, each outstanding share of Preferred Stock will automatically convert, on the mandatory conversion date, which is expected to be September 1, 2023 into shares of our common stock at a rate between 11.9048 and 14.2857, subject to customary anti-dilution adjustments. The number of shares of our common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. The number of shares issued at conversion based on the unadjusted conversion rates will be between 40 million and 48 million shares.
Holders of the Preferred Stock have the right to convert all or any portion of their shares at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “Make-Whole Fundamental Change” (as defined in the Certificate of Designations governing the Preferred Stock) will be settled at the minimum conversion rate of 11.9048. If a Make-Whole Fundamental Change occurs, holders of the Preferred Stock will, in certain circumstances, be entitled to convert their shares at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.
The Preferred Stock will not be redeemable at our election before the mandatory conversion date. The holders of the Preferred Stock will not have any voting rights, with limited exceptions. In the event that Preferred Stock dividends have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect two new directors until all accumulated and unpaid Preferred Stock dividends have been paid in full, at which time that right will terminate.
Common Stock
On August 24, 2020, we completed an offering of 41,071,429 shares of our common stock which generated net proceeds of approximately $275 million for use as general corporate purposes.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2020.
12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations	$(309,560)	$65,180	$(962,861)	$152,488
Less: Net income attributable to non-controlling interests	125	771	837	3,289
Less: Preferred stock dividends	2,231	—	2,231	—
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(311,916)	$64,409	$(965,929)	$149,199
Denominator:
Basic weighted-average common shares outstanding	292,392	273,763	280,750	274,524
Add: Dilutive effect of stock options and restricted stock awards	—	2,472	—	1,950
Diluted weighted-average common shares outstanding	292,392	276,235	280,750	276,474
Earnings per share from continuing operations:
Basic	$(1.07)	$0.24	$(3.44)	$0.54
Diluted	$(1.07)	$0.23	$(3.44)	$0.54
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 2 million of dilutive stock options and restricted stock awards for the nine months ended September 30, 2020 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 6 million and 3 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2020, respectively, and 3 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2019.
As we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock, we have used the if-converted method for calculating any potential dilutive effect of these notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the period.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the period.

13. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other noncurrent assets and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. During the nine months ended September 30, 2020, an operating lease commenced with a lease term of 10 years which is reflected in the information below. Our finance leases are not material to our consolidated financial statements and have been omitted from the information below.
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$17,806	$19,652
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	42,405	15,712

The following table presents supplemental balance sheet information related to operating leases (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$85,990	$64,191
Other accrued liabilities	24,337	21,932
Other noncurrent liabilities	71,956	49,970
Total operating lease liabilities	$96,293	$71,902

Our leases have remaining minimum terms that range between one and ten years. Some of our leases include options to extend for up to five additional years; others include options to terminate the agreement within three years. Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$5,801
2021	25,231
2022	18,738
2023	15,381
2024	13,776
Thereafter	31,651
Total	110,578
Imputed Interest	(14,285)
Total	$96,293

14. Contingencies
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of September 30, 2020.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $44 million as of September 30, 2020. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Travel Solutions platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them, with the exception of an immaterial amount recorded to our results of operations associated with the governmental investigation described above. We maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of September 30, 2020, we have approximately $23 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling has been appealed. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2020, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
15. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
As discussed in Note 1. General Information, we now operate our business and present our results through two business segments effective the third quarter of 2020 (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure which aligns with information that our Chief Operating Decision Maker ("CODM") utilizes beginning in the third quarter of 2020 to evaluate segment performance and allocate resources. These changes did not impact the historical Hospitality Solutions reporting segment's revenue and expenses.
Our CODM utilizes Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income and Adjusted EBITDA as the measures of profitability to evaluate performance of our segments and allocate resources which are not recognized terms under GAAP. Our uses of Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Gross Profit (Loss) as operating (loss) income adjusted for selling, general and administrative expenses, technology costs and the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive compensation and stock-based compensation.

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
As a result of our strategic realignment, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure. While there is no impact to Adjusted EBITDA as a result of these changes, our Adjusted Gross Profit (Loss) is more favorable than previously reported as it excludes costs that were previously classified as cost of revenue. Technology costs are evaluated separately from Adjusted Gross Profit (Loss) by our CODM and excluded from this measure to provide a more transparent view of variable expenses, gross margin, and key operational expense ratios. See Note 1. General Information for further details on our reclassifications.
Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.
Certain of our costs associated with our technology organization are allocated to the segments based on the segments' usage of resources. Benefit expenses, facility costs and depreciation expense on the corporate headquarters building are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Solutions to Hospitality Solutions for hotel stays booked through our GDS.
Depreciation and amortization included in cost of revenue is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements purchased through acquisitions or established with our take private transactions in 2007. Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, businesses and systems and intangible assets for technology purchased through acquisitions or established through the take private transaction in 2007. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007.

Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Travel Solutions	$237,018	$919,031	$900,868	$2,842,391
Hospitality Solutions	44,924	74,818	133,163	221,525
Eliminations	(3,577)	(9,650)	(13,645)	(30,350)
Total revenue	$278,365	$984,199	$1,020,386	$3,033,566
Adjusted Gross Profit (Loss)(a)
Travel Solutions	$168,971	$561,372	$612,869	$1,703,704
Hospitality Solutions	24,507	35,762	61,590	104,676
Corporate	(646)	(508)	(2,402)	(1,246)
Total	$192,832	$596,626	$672,057	$1,807,134
Adjusted Operating (Loss) Income(b)
Travel Solutions	$(146,337)	$183,582	$(408,584)	$574,635
Hospitality Solutions	(12,609)	(4,008)	(48,475)	(15,471)
Corporate	(37,747)	(46,500)	(119,313)	(143,375)
Total	$(196,693)	$133,074	$(576,372)	$415,789
Adjusted EBITDA(c)
Travel Solutions	$(65,550)	$277,251	$(159,767)	$854,809
Hospitality Solutions	(2,222)	9,618	(15,128)	24,497
Total segments	(67,772)	286,869	(174,895)	879,306
Corporate	(36,598)	(45,305)	(115,360)	(139,758)
Total	$(104,370)	$241,564	$(290,255)	$739,548
Depreciation and amortization
Travel Solutions	$61,343	$72,818	$192,084	$220,349
Hospitality Solutions	10,387	13,626	33,347	39,968
Total segments	71,730	86,444	225,431	260,317
Corporate	17,614	17,171	53,728	51,588
Total	$89,344	$103,615	$279,159	$311,905
Capital Expenditures
Travel Solutions	$5,513	$11,134	$18,901	$44,583
Hospitality Solutions	645	2,275	2,962	7,669
Total segments	6,158	13,409	21,863	52,252
Corporate	2,768	11,519	26,396	39,872
Total	$8,926	$24,928	$48,259	$92,124
______________________________

(a)The following table sets forth the reconciliation of Adjusted Gross Profit to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted Gross Profit	$192,832	$596,626	$672,057	$1,807,134
Less adjustments:
Selling, general and administrative	119,626	128,791	447,011	442,669
Technology costs	276,362	322,563	883,837	964,397
Cost of revenue adjustments:
Depreciation and amortization(1)	9,264	9,425	27,846	29,705
Restructuring and other costs(6)	(237)	—	21,492	—
Amortization of upfront incentive consideration(2)	19,444	20,851	56,733	59,825
Stock-based compensation	1,422	1,536	3,668	4,758
Operating (loss) income	$(233,049)	$113,460	$(768,530)	$305,780

(b)The following table sets forth the reconciliation of Adjusted Operating (Loss) Income to operating (loss) income in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted Operating (Loss) Income	$(196,693)	$133,074	$(576,372)	$415,789
Less adjustments:
Equity method (loss) income	(460)	1,027	(1,645)	1,973
Acquisition-related amortization(1c)	16,465	15,976	49,775	47,971
Restructuring and other costs(6)	947	—	74,229	—
Acquisition-related costs(5)	591	9,696	22,791	30,337
Litigation costs, net(4)	247	(24,179)	2,103	(21,355)
Stock-based compensation	18,566	17,094	44,905	51,083
Operating (loss) income	$(233,049)	$113,460	$(768,530)	$305,780

(c)The following table sets forth the reconciliation of Adjusted EBITDA to (loss) income from continuing operations in our statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$(104,370)	$241,564	$(290,255)	$739,548
Less adjustments:
Depreciation and amortization of property and equipment(1a)	63,733	78,060	201,274	232,617
Amortization of capitalized implementation costs(1b)	9,146	9,579	28,110	31,317
Acquisition-related amortization(1c)	16,465	15,976	49,775	47,971
Restructuring and other costs(6)	947	—	74,229	—
Amortization of upfront incentive consideration(2)	19,444	20,851	56,733	59,825
Interest expense, net	67,651	39,743	163,674	117,364
Other, net(3)	18,431	1,769	72,015	6,118
Loss on extinguishment of debt	10,333	—	10,333	—
Acquisition-related costs (5)	591	9,696	22,791	30,337
Litigation costs, net(4)	247	(24,179)	2,103	(21,355)
Stock-based compensation	18,566	17,094	44,905	51,083
Provision for income taxes	(20,364)	7,795	(53,336)	31,783
(Loss) income from continuing operations	$(309,560)	$65,180	$(962,861)	$152,488
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
(2)Our Travel Solutions business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.
(3)Other, net during the nine months ended September 30, 2020 includes a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with the now-terminated acquisition of Farelogix and a $14 million pension settlement charge recorded in the third quarter of 2020, as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition and Note 10. Accumulated Other Comprehensive Loss for discussion of the pension settlement.
(4)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters and includes the reversal of our previously accrued loss related to the US Airways legal matter for $32 million in the third quarter of 2019. See Note 14. Contingencies.
(5)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix.
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
Overview
We connect people and places with technology that reimagines the business of travel. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, we accelerated the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment of our airline and agency-focused businesses to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of these strategic realignment efforts, we now operate our business and present our results through two business segments effective the third quarter: (i) Travel Solutions, our global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. There have been no changes to the historical Hospitality Solutions reporting segment.

Additionally, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and realigning certain expenses previously classified as cost of revenue to selling, general and administrative classification, considering how we assess our results of operations in the current organizational structure. Certain historical amounts have been reclassified to align with the current presentation. See Note 1. General Information for further information.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our global distribution system ("GDS"), and from our IT solutions through recurring usage-based fees for the use of our Software-as-a-Service ("SaaS") and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Items that are not allocated to our business segments are identified as corporate and primarily include stock-based compensation expense, litigation costs, corporate headcount-related costs and other items that are not identifiable with either of our segments.
We substantially completed the strategic realignment of our airline and agency-focused businesses during the third quarter of 2020 to address the changing travel landscape and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 15. Segment Information for results for the three and nine months ended September 30, 2020 by reportable segment.

Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact to our consolidated financial results in the third quarter of 2020, resulting in a material decrease in transaction-based revenue across both of our business units over the prior year. Additionally, our mix of transactions has shifted such that domestic bookings now exceed international bookings, negatively impacting revenue. Revenue for the second quarter was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Actual cancellations during the third quarter were fewer than expected as of the end of the second quarter. This combination of actual cancellation activity and fewer bookings resulted in a reduction in the cancellation reserve during the third quarter. Lower GDS volumes resulted in a material decline in incentive consideration costs, as expected, which was partially offset by a higher provision for expected credit losses due to the impact of the COVID-19 pandemic on the global economy and our customers and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard.
Given the market conditions as the result of COVID-19, as disclosed previously, we responded with measures to increase our cash position through the suspension of common stock dividends and share repurchases under the Share Repurchase Program, borrowing under our existing revolving credit facility, and the completion of debt offerings totaling $1,120 million. Additionally, during the third quarter of 2020, we completed equity offerings which resulted in net proceeds of $598 million, extended the maturity of our Term Loan A and Revolver, and used proceeds from newly issued notes due in September 2025 to pay down Term Loan A and notes due in April 2023. See "—Liquidity and Capital Resources." We have taken the following actions with regard to our workforce and compensation programs as part of these cost reduction efforts:
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
We substantially completed the strategic realignment of our airline and agency-focused businesses during the third quarter of 2020 to address the changing travel landscape and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. In connection with these measures, we recorded a $74 million charge associated with these restructuring activities during the nine months ended September 30, 2020. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring.
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
•Amended the 2020 performance metrics associated with the performance stock awards that vest in March 2021;
•Awarded time-based restricted stock unit awards to executive and certain key employees in June 2020, with 50% of the units vesting on the first and second anniversaries of the grant date; and
•Awarded cash retention bonuses to certain key technology resources in June 2020 in conjunction with our technology transformation initiatives payable upon the completion of two and three years of service.
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
During the nine months ended September 30, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases.
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
Travel Solutions generates revenues from distribution activities through Direct Billable Bookings processed on our GDS, adjusted for estimated cancellations of those bookings. Travel Solutions also generates revenues from IT solutions activities from its product offerings including reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and booking data. Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods. Travel Solutions also generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Cost of Revenue
Cost of revenue incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis.
Corporate cost of revenue includes certain expenses such as stock-based compensation and restructuring charges and other items not identifiable with either of our segments.
Depreciation and amortization included in cost of revenue is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements purchased through acquisitions or established with our take private transactions in 2007. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
We have reclassified expenses on our statement of operations to provide additional clarification on our costs. As a result, cost of revenue decreased by $332 million and $981 million for the three and nine months ended September 30, 2019, respectively. See Note 1. General Information for more information.
Technology Costs
Technology costs incurred by Travel Solutions and Hospitality Solutions consist of expenses related to technology operations including hosting, third-party software, maintenance and expensed research and development labor costs associated with our development teams responsible for the maintenance and enhancement of our existing products and the development of new products and services.
Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, businesses and systems and intangible assets for technology purchased through acquisitions or established through the take private transaction in 2007.

As discussed in Note 1. General Information, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separately reporting technology costs. For the three months ended September 30, 2019, we reclassified $298 million from cost of revenue and $25 million from selling, general and administrative to technology costs. For the nine months ended September 30, 2019, we reclassified $885 million from cost of revenue and $79 million from selling, general and administrative to technology costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications.
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007.
We have reclassified expenses on our statement of operations to provide additional clarification on our costs. As a result , selling, general and administrative expenses increased by $9 million and $17 million for the three and nine months ended September 30, 2019, respectively. See Note 1. General Information for more information.
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Hospitality Solutions pays fees to Travel Solutions for hotel stays booked through our GDS.
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Solutions to measure operating performance. Travel Solutions generates distribution revenue for each Direct Billable Booking which include bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our equity method investments in cases where we are paid directly by the travel supplier and for Air Bookings, are presented net of bookings cancelled within the period presented. Travel Solutions also recognizes IT solutions revenue from recurring usage based fees for Passengers Boarded ("PBs"). The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). These key metrics allow management to analyze customer volume over time for each of our business segments to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Travel Solutions
Direct Billable Bookings - Air	16,539	123,586	(86.6)%	80,439	386,752	(79.2)%
Direct Billable Bookings - LGS	3,381	17,327	(80.5)%	17,932	51,223	(65.0)%
Distribution Total Direct Billable Bookings	19,920	140,913	(85.9)%	98,371	437,975	(77.5)%
IT Solutions Passengers Boarded	56,970	187,373	(69.6)%	244,144	553,936	(55.9)%

Hospitality Solutions
Central Reservations System Transactions	19,268	30,462	(36.7)%	51,381	82,376	(37.6)%

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income from continuing operations ("Adjusted Net (Loss) Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures. As a result of our business realignment, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure. While there is no impact to other financial measures, as a result of these changes, our Adjusted Gross Profit (Loss) is more favorable than previously reported as it excludes costs that were previously classified as cost of revenue. Technology costs are evaluated separately from Adjusted Gross Profit (Loss) and excluded from this measure to provide a more transparent view of variable expenses, gross margin, and key operational expense ratios.
We define Adjusted Gross Profit (Loss) as operating (loss) income adjusted for selling, general and administrative expenses, technology costs, the cost of revenue portion of depreciation and amortization, restructuring and other costs, amortization of upfront incentive consideration, and stock-based compensation included in cost of revenue.
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
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. We also believe that Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted Gross Profit (Loss) and Adjusted EBITDA do not reflect cash requirements for such replacements;
•Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted Gross Profit (Loss) does not include technology costs, including transaction-based technology costs, which differs from our previous presentations;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Gross Profit (Loss), Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net (loss) income attributable to common stockholders to Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted Operating (Loss) Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(312,449)	$63,813	$(969,260)	$148,501
Loss from discontinued operations, net of tax	533	596	3,331	698
Net income attributable to non-controlling interests(1)	125	771	837	3,289
Preferred stock dividends	2,231	—	2,231	—
(Loss) income from continuing operations	(309,560)	65,180	(962,861)	152,488
Adjustments:
Acquisition-related amortization(2a)	16,465	15,976	49,775	47,971
Restructuring and other costs(8)	947	—	74,229	—
Loss on extinguishment of debt	10,333	—	10,333	—
Other, net(4)	18,431	1,769	72,015	6,118
Acquisition-related costs(6)	591	9,696	22,791	30,337
Litigation costs, net(5)	247	(24,179)	2,103	(21,355)
Stock-based compensation	18,566	17,094	44,905	51,083
Tax impact of adjustments(7)	3,633	(11,971)	8,384	(31,424)
Adjusted Net (Loss) Income from continuing operations	$(240,347)	$73,565	$(678,326)	$235,218
Adjusted Net (Loss) Income from continuing operations per share	$(0.82)	$0.27	$(2.42)	$0.85
Diluted weighted-average common shares outstanding	292,392	276,235	280,750	276,474

Adjusted Net (Loss) Income from continuing operations	$(240,347)	$73,565	$(678,326)	$235,218
Adjustments:
Depreciation and amortization of property and equipment(2b)	63,733	78,060	201,274	232,617
Amortization of capitalized implementation costs(2c)	9,146	9,579	28,110	31,317
Amortization of upfront incentive consideration(3)	19,444	20,851	56,733	59,825
Interest expense, net	67,651	39,743	163,674	117,364
Remaining provision for income taxes	(23,997)	19,766	(61,720)	63,207
Adjusted EBITDA	$(104,370)	$241,564	$(290,255)	$739,548
Less:
Depreciation and amortization(2)	89,344	103,615	279,159	311,905
Amortization of upfront incentive consideration(3)	19,444	20,851	56,733	59,825
Acquisition-related amortization(2a)	(16,465)	(15,976)	(49,775)	(47,971)
Adjusted Operating (Loss) Income	$(196,693)	$133,074	$(576,372)	$415,789

The following tables set forth the reconciliation of operating (loss) income in our statement of operations to Adjusted Gross Profit (Loss), Adjusted EBITDA and Adjusted Operating (Loss) Income by business segment (in thousands):

	Three Months Ended September 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Operating loss	$(145,877)	$(12,609)	$(74,563)	$(233,049)
Add back:
Selling, general and administrative	55,870	10,501	53,255	119,626
Technology costs	232,666	25,332	18,364	276,362
Cost of revenue adjustments:
Depreciation and amortization(2)	6,868	1,283	1,113	9,264
Restructuring and other costs(8)	—	—	(237)	(237)
Amortization of upfront incentive consideration(3)	19,444	—	—	19,444
Stock-based compensation	—	—	1,422	1,422
Adjusted Gross Profit (Loss)	168,971	24,507	(646)	192,832
Selling, general and administrative	(55,870)	(10,501)	(53,255)	(119,626)
Technology costs	(232,666)	(25,332)	(18,364)	(276,362)
Equity method loss	(460)	—	—	(460)
Selling, general and administrative and technology costs adjustments:
Depreciation and amortization(2)	54,475	9,104	16,501	80,080
Restructuring and other costs(8)	—	—	1,184	1,184
Acquisition-related costs(6)	—	—	591	591
Litigation costs, net(5)	—	—	247	247
Stock-based compensation	—	—	17,144	17,144
Adjusted EBITDA	(65,550)	(2,222)	(36,598)	(104,370)
Less:
Depreciation and amortization(2)	61,343	10,387	17,614	89,344
Amortization of upfront incentive consideration(3)	19,444	—	—	19,444
Acquisition-related amortization(2a)	—	—	(16,465)	(16,465)
Adjusted Operating Loss	$(146,337)	$(12,609)	$(37,747)	$(196,693)

	Three Months Ended September 30, 2019
	Travel Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$182,555	$(4,008)	$(65,087)	$113,460
Add back:
Selling, general and administrative	74,227	10,061	44,503	128,791
Technology costs	276,572	28,322	17,669	322,563
Cost of revenue adjustments:
Depreciation and amortization(2)	7,167	1,387	871	9,425
Amortization of upfront incentive consideration(3)	20,851	—	—	20,851
Stock-based compensation	—	—	1,536	1,536
Adjusted Gross Profit (Loss)	561,372	35,762	(508)	596,626
Selling, general and administrative	(74,227)	(10,061)	(44,503)	(128,791)
Technology costs	(276,572)	(28,322)	(17,669)	(322,563)
Equity method income	1,027	—	—	1,027
Selling, general and administrative and technology costs adjustments:
Depreciation and amortization(2)	65,651	12,239	16,300	94,190
Acquisition-related costs(6)	—	—	9,696	9,696
Litigation costs, net(5)	—	—	(24,179)	(24,179)
Stock-based compensation	—	—	15,558	15,558
Adjusted EBITDA	277,251	9,618	(45,305)	241,564
Less:
Depreciation and amortization(2)	72,818	13,626	17,171	103,615
Amortization of upfront incentive consideration(3)	20,851	—	—	20,851
Acquisition-related amortization(2a)	—	—	(15,976)	(15,976)
Adjusted Operating Income (Loss)	$183,582	$(4,008)	$(46,500)	$133,074

	Nine Months Ended September 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Operating loss	$(406,939)	$(48,475)	$(313,116)	$(768,530)
Add back:
Selling, general and administrative	217,103	31,498	198,410	447,011
Technology costs	724,609	74,954	84,274	883,837
Cost of revenue adjustments:
Depreciation and amortization(2)	21,363	3,613	2,870	27,846
Restructuring and other costs(8)	—	—	21,492	21,492
Amortization of upfront incentive consideration(3)	56,733	—	—	56,733
Stock-based compensation	—	—	3,668	3,668
Adjusted Gross Profit (Loss)	612,869	61,590	(2,402)	672,057
Selling, general and administrative	(217,103)	(31,498)	(198,410)	(447,011)
Technology costs	(724,609)	(74,954)	(84,274)	(883,837)
Equity method loss	(1,645)	—	—	(1,645)
Selling, general and administrative and technology costs adjustments:
Depreciation and amortization(2)	170,721	29,734	50,858	251,313
Restructuring and other costs(8)	—	—	52,737	52,737
Acquisition-related costs(6)	—	—	22,791	22,791
Litigation costs, net(5)	—	—	2,103	2,103
Stock-based compensation	—	—	41,237	41,237
Adjusted EBITDA	(159,767)	(15,128)	(115,360)	(290,255)
Less:
Depreciation and amortization(2)	192,084	33,347	53,728	279,159
Amortization of upfront incentive consideration(3)	56,733	—	—	56,733
Acquisition-related amortization(2a)	—	—	(49,775)	(49,775)
Adjusted Operating Loss	$(408,584)	$(48,475)	$(119,313)	$(576,372)

	Nine Months Ended September 30, 2019
	Travel Solutions	Hospitality Solutions	Corporate	Total
Operating income (loss)	$572,662	$(15,471)	$(251,411)	$305,780
Add back:
Selling, general and administrative	221,549	32,070	189,050	442,669
Technology costs	826,680	83,969	53,748	964,397
Cost of revenue adjustments:
Depreciation and amortization(2)	22,988	4,108	2,609	29,705
Amortization of upfront incentive consideration(3)	59,825	—	—	59,825
Stock-based compensation	—	—	4,758	4,758
Adjusted Gross Profit (Loss)	1,703,704	104,676	(1,246)	1,807,134
Selling, general and administrative	(221,549)	(32,070)	(189,050)	(442,669)
Technology costs	(826,680)	(83,969)	(53,748)	(964,397)
Equity method income	1,973	—	—	1,973
Selling, general and administrative and technology costs adjustments:
Depreciation and amortization(2)	197,361	35,860	48,979	282,200
Acquisition-related costs(6)	—	—	30,337	30,337
Litigation costs, net(5)	—	—	(21,355)	(21,355)
Stock-based compensation	—	—	46,325	46,325
Adjusted EBITDA	854,809	24,497	(139,758)	739,548
Less:
Depreciation and amortization(2)	220,349	39,968	51,588	311,905
Amortization of upfront incentive consideration(3)	59,825	—	—	59,825
Acquisition-related amortization(2a)	—	—	(47,971)	(47,971)
Adjusted Operating Income (Loss)	$574,635	$(15,471)	$(143,375)	$415,789

    The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash (used in) provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash (used in) provided by operating activities	$(587,069)	$424,365
Cash used in investing activities	(52,634)	(108,482)
Cash provided by (used in) financing activities	1,873,804	(351,424)

	Nine Months Ended September 30,
	2020	2019
Cash (used in) provided by operating activities	$(587,069)	$424,365
Additions to property and equipment	(48,259)	(92,124)
Free Cash Flow	$(635,328)	$332,241
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
(3) Our Travel Solutions business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.
(4) Other, net includes a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix") and a $14 million pension settlement charge recorded in the third quarter of 2020, as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions for further detail regarding the now-terminated Farelogix acquisition and Note 10. Accumulated Other Comprehensive Loss for discussion of the pension settlement. .
(5) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters and includes the reversal of our previously accrued loss related to the US Airways legal matter for $32 million in the third quarter of 2019. See Note 14. Contingencies, to our consolidated financial statements.
(6) Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix. See Note 3. Acquisitions.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Revenue	$278,365	$984,199	$1,020,386	$3,033,566
Cost of revenue	115,426	419,385	458,068	1,320,720
Technology costs	276,362	322,563	883,837	964,397
Selling, general and administrative	119,626	128,791	447,011	442,669
Operating (loss) income	(233,049)	113,460	(768,530)	305,780
Interest expense, net	(67,651)	(39,743)	(163,674)	(117,364)
Loss on debt extinguishment	(10,333)	—	(10,333)	—
Equity method (loss) income	(460)	1,027	(1,645)	1,973
Other expense, net	(18,431)	(1,769)	(72,015)	(6,118)
(Loss) income from continuing operations before income taxes	(329,924)	72,975	(1,016,197)	184,271
Provision for income taxes	(20,364)	7,795	(53,336)	31,783
(Loss) income from continuing operations	$(309,560)	$65,180	$(962,861)	$152,488

Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$237,018	$919,031	$(682,013)	(74)%
Hospitality Solutions	44,924	74,818	(29,894)	(40)%
Total segment revenue	281,942	993,849	(711,907)	(72)%
Eliminations	(3,577)	(9,650)	6,073	63%
Total revenue	$278,365	$984,199	$(705,834)	(72)%
Travel Solutions—Revenue decreased $682 million, or 74%, for the three months ended September 30, 2020 compared to the same period in the prior year, primarily due to:
•a $569 million, or 84%, decrease in transaction-based distribution revenue primarily due to a 86% decrease in Direct Billable Bookings to 20 million resulting from lower transaction volume as the result of the COVID-19 pandemic, partially offset by $18 million of revenue recognized in the third quarter of 2020 resulting from less cancellation activity on bookings scheduled to depart during the third quarter than estimated as of June 30, 2020;
•a $113 million decrease in IT solutions revenue consisting of a $84 million, or 65%, decrease in reservation revenue primarily due to the impact of the COVID-19 pandemic on our existing customer base. This decrease was partially offset by an increase of $3 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 70% to 57 million for the three months ended September 30, 2020. Additionally, commercial and operations revenue decreased $32 million primarily due to the impact of the COVID-19 pandemic on our existing customer base.
Hospitality Solutions—Revenue decreased $30 million, or 40%, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 37% to 19 million, as a result of the COVID-19 pandemic.

Cost of Revenue

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$68,047	$357,660	$(289,613)	(81)%
Hospitality Solutions	20,417	39,056	(18,639)	(48)%
Eliminations	(3,578)	(9,650)	6,072	63%
Total segment cost of revenue	84,886	387,066	(302,180)	(78)%
Corporate	1,832	2,044	(212)	(10)%
Depreciation and amortization	9,264	9,423	(159)	(2)%
Amortization of upfront incentive consideration	19,444	20,852	(1,408)	(7)%
Total cost of revenue	$115,426	$419,385	$(303,959)	(72)%
Travel Solutions—Cost of revenue decreased $290 million, or 81%, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a $281 million decline in incentive consideration in all regions due to lower transaction volume as the result of the COVID-19 pandemic, as well as a $8 million reduction in labor and professional services costs in connection with our cost reduction measures.
Hospitality Solutions—Cost of revenue decreased $19 million, or 48%, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a $15 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in non-development labor costs in connection with our cost reduction measures.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased $1 million for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a reduction in upfront consideration provided to travel agencies.
Technology Costs

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Technology costs	$276,362	$322,563	$(46,201)	(14)%
Technology costs decreased $46 million, or 14%, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by reductions impacting our Travel Solutions and Hospitality Solutions segments, including a $25 million decline in technology costs associated with lower transaction volumes resulting from the COVID-19 pandemic, a $15 million decrease in depreciation and amortization due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software, and a reduction in technology labor of $17 million in connection with our cost reduction measures. This decrease was partially offset by a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in a $9 million increase in labor costs. Corporate technology costs increased due to a restructuring charge of $1 million for severance benefits.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$119,626	$128,791	$(9,165)	(7)%
Selling, general and administrative expenses decreased $9 million, or 7%, for the three months ended September 30, 2020 compared to the same period in the prior year, primarily driven by a $24 million decrease in labor and professional services costs in connection with our cost reduction measures, a $9 million decrease in legal costs associated with the now-terminated acquisition of Farelogix, a $3 million decrease in other litigation costs, and a reduction in other costs due to our expense management initiatives. The decrease is substantially offset by an increase of $32 million due to the reversal of a previously accrued loss in the prior year related to the US Airways legal matter and an $8 million increase in the provision for expected credit losses, primarily related to fully reserving for aged balances related to certain customers and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard.

Interest expense, net

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Interest expense, net	$67,651	$39,743	$27,908	70%
Interest expense increased $28 million during the three months ended September 30, 2020 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020 and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020.
Loss on Extinguishment of Debt

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Loss on extinguishment of debt	$10,333	$—	$10,333	**
** not meaningful
As a result of the debt refinancing in the third quarter of 2020, we recognized a loss on extinguishment of debt of $10 million during the three months ended September 30, 2020 which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million.
Other expense, net

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$18,431	$1,769	$16,662	**
** not meaningful
Other expense, net increased $17 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to a pension plan settlement charge of $14 million recognized in the third quarter of 2020 as well as realized and unrealized foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(20,364)	$7,795	$(28,159)	(361)%
Our effective tax rates for the three months ended September 30, 2020 and 2019 were 6% and 11%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a $45 million valuation allowance recorded on tax losses generated in the current quarter related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$900,868	$2,842,391	$(1,941,523)	(68)%
Hospitality Solutions	133,163	221,525	(88,362)	(40)%
Total segment revenue	1,034,031	3,063,916	(2,029,885)	(66)%
Eliminations	(13,645)	(30,350)	16,705	55%
Total revenue	$1,020,386	$3,033,566	$(2,013,180)	(66)%
Travel Solutions—Revenue decreased $1,942 million, or 68%, for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily due to:
•a $1,642 million, or 78%, decrease in transaction-based distribution revenue primarily due to a 78% decrease in Direct Billable Bookings to 98 million resulting from lower transaction volume as the result of the COVID-19 pandemic; and
•a $300 million decrease in IT solutions revenue consisting of a $209 million, or 55%, decrease in reservation revenue primarily due to the impact of the COVID-19 pandemic on our existing customer base and a $28 million decrease in revenue compared to the same period in the prior year due to the transition away from our services by certain customers and Jet Airways' insolvency in April 2019. This decrease was partially offset by an increase of $12 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 56% to 244 million for the nine months ended September 30, 2020. Additionally, commercial and operations revenue decreased $103 million primarily due to the impact of the COVID-19 pandemic on our existing customer base.
Hospitality Solutions—Revenue decreased $88 million, or 40%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 38% to 51 million, as a result of the COVID-19 pandemic.

Cost of Revenue

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$287,999	$1,138,685	$(850,686)	(75)%
Hospitality Solutions	71,573	116,850	(45,277)	(39)%
Eliminations	(13,645)	(30,336)	16,691	55%
Total segment cost of revenue	345,927	1,225,199	(879,272)	(72)%
Corporate	27,562	5,991	21,571	360%
Depreciation and amortization	27,846	29,705	(1,859)	(6)%
Amortization of upfront incentive consideration	56,733	59,825	(3,092)	(5)%
Total cost of revenue	$458,068	$1,320,720	$(862,652)	(65)%
Travel Solutions—Cost of revenue decreased $851 million, or 75%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily the result of a $821 million decline in incentive consideration in all regions due to lower transaction volumes as a result of the COVID-19 pandemic, as well as a $26 million reduction in labor and professional services costs in connection with our cost reduction measures.
Hospitality Solutions—Cost of revenue decreased $45 million, or 39%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by $38 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in non-development labor costs in connection with our cost reduction measures.
Corporate—Cost of revenue associated with corporate costs increased $22 million, or 360%, for the nine months ended September 30, 2020 compared to the same period in the prior year. This increase was primarily due to a restructuring charge of $22 million for severance benefits.
Depreciation and amortization—Depreciation and amortization decreased $2 million, or 6%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease is primarily due to customer implementations that became fully amortized during the nine months ended September 30, 2020.

Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased $3 million, or 5%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease is primarily due to a reduction in upfront consideration provided to travel agencies.
Technology Costs

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Technology costs	$883,837	$964,397	$(80,560)	(8)%
Technology costs decreased $81 million, or 8%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily driven by reductions impacting our Travel Solutions and Hospitality Solutions segments, including a decrease in technology labor of $75 million in connection with our cost reduction measures, a $39 million decline in technology costs associated with lower transaction volumes resulting from the COVID-19 pandemic, and a $33 million decrease in depreciation and amortization primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software. This decrease was partially offset by a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in a $35 million increase in labor costs. Corporate technology costs increased due to a restructuring charge of $32 million for severance benefits.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$447,011	$442,669	$4,342	1%
Selling, general and administrative expenses increased $4 million, or 1%, for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily driven by a $42 million increase in the provision for expected credit losses, primarily related to fully reserving for aged balances related to certain customers, an increase in bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. The increase is also due to a restructuring charge of $20 million for severance benefits recorded in the current year and an increase of $32 million due to the reversal of a previously accrued loss in the prior year related to the US Airways legal matter. The increase is substantially offset by a $58 million decrease in labor and professional services costs in connection with our cost reduction measures, a $7 million decrease in legal costs associated with the now-terminated acquisition of Farelogix and a reduction in other costs due to our expense management initiatives.
Interest expense, net

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Interest expense, net	$163,674	$117,364	$46,310	39%
Interest expense increased $46 million during the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020 and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020.
Loss on Extinguishment of Debt

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Loss on extinguishment of debt	$10,333	$—	$10,333	**
** not meaningful
As a result of the debt refinancing in the third quarter of 2020, we recognized a loss on extinguishment of debt of $10 million during the nine months ended September 30, 2020 which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million.

Other expense, net

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$72,015	$6,118	$65,897	**
** not meaningful
Other expense, net increased $66 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to a $46 million charge related to termination payments in connection with our proposed acquisition of Farelogix, a pension plan settlement charge of $14 million, and realized and unrealized foreign currency exchange losses. The increase is also due to a benefit recognized in the prior year associated with a reduction to our TRA liability due to the settlement of an audit. See Note 3. Acquisitions for further detail regarding the Farelogix acquisition.
Provision for Income Taxes

	Nine Months Ended September 30,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(53,336)	$31,783	$(85,119)	(268)%
Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 5% and 17%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a $139 million valuation allowance recorded on tax losses generated in the current tax year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity are: (i) cash flows from operations, (ii) cash and cash equivalents and (iii) borrowings under our $400 million revolving credit facility ("Revolver") (see “—Senior Secured Credit Facilities”). Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. As of September 30, 2020 and December 31, 2019, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,668,352	$436,176
Available balance under the Revolver	13,994	388,396
Reductions to the Revolver:
Revolver outstanding balance	375,000	—
Outstanding letters of credit	11,006	11,604
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2020 and December 31, 2019.
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
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. As previously disclosed, we responded with measures to increase our cash position, including the suspension of common stock dividends and share repurchases under the Share Repurchase Program (the "Share Repurchase Program"), borrowing under our Revolver, implementation of cost savings measures, and the completion of debt offerings. Additionally, during the third quarter of 2020, we completed equity offerings which resulted in net proceeds of $598 million, extended the maturity of our Term Loan A and Revolver and used proceeds from newly issued notes due in September 2025 to pay down Term Loan A and notes due in April 2023. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary.

We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to the cost savings measures described below. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. We may conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of 7.375% senior secured notes due 2025 (the “September 2025 Notes”). On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “Secured Notes”) and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes” and together with the Secured Notes, the “Notes”).
On March 17, 2020, we drew $375 million under the Revolver to supplement our liquidity needs. We had $375 million outstanding under the Revolver as of September 30, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $11 million and $12 million as of September 30, 2020 and December 31, 2019, which reduced our overall credit capacity under the Revolver. The current interest rate for borrowings under the Revolver is LIBOR plus an adjusted spread based on leverage as reflected in the Revolver.
On August 27, 2020, Sabre GLBL entered into an amendment to the Amended and Restated Credit Agreement which extended the maturity of the Revolver from July 1, 2022 to August 16, 2023, subject to certain "springing" maturity conditions that may extend the maturity to February 22, 2024 at the latest and extended the maturity of the remaining balance of Term Loan A from July 1, 2022 to August 16, 2023, subject to certain "springing" maturity conditions that may extend the maturity to February 22, 2024 at the latest.
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
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of the September 2025 Notes. The September 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The September 2025 Notes bear interest at a rate of 7.375% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The September 2025 Notes mature on September 1, 2025. The net proceeds received from the sale of the September 2025 Notes, net of underwriting fees and commissions, plus cash on hand, were used to: (1) repay approximately $319 million principal amount of debt under the Term Loan A; (2) redeem all of our outstanding 5.375% senior secured notes due 2023; and (3) repay approximately $3 million principal amount of debt under the Term Loan B. See Note 7. Debt for further information.
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
Equity Offerings
On August 24, 2020, we completed concurrent offerings of 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") which generated net proceeds of approximately $323 million and 41,071,429 shares of common stock which generated net proceeds of approximately $275 million.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $2 million of accrued preferred stock dividends in our consolidated balance sheet as of September 30, 2020. In October 2020, the Board of Directors declared a dividend of $1.7514 per share on Preferred Stock payable on December 1, 2020 to holders of record of the Preferred Stock on November 15, 2020.
During the nine months ended September 30, 2020, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2020.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to August 16, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. and extended the maturity of the Term Loan A from July 1, 2022 to August 16, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Term A Loan Extension Amendment. In the event that, as of August 16, 2023, the maturity date of the 5.25% senior secured notes due 2023 (the "November 2023 Notes") has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of August 16, 2023. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver and Term A Loan, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $450 million on a monthly basis. In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The interest rate spreads for the Revolver and Term Loan A were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing. The maturity date of Term Loan B remains February 22, 2024.
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
As of September 30, 2020, the recent capacity reductions by domestic airlines in response to the COVID-19 outbreak and related anticipated decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption has occurred. As such, the leverage ratio covenant has been suspended for at least the third and fourth quarters of 2020.
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
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the “Pre-IPO Existing Stockholders”). In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in our January 2020 payment of $72 million. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA. We made payments on the TRA, including interest, of $72 million and $105 million during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows

	Nine Months Ended September 30,
	2020	2019

	(Amounts in thousands)
Cash (used in) provided by operating activities	$(587,069)	$424,365
Cash used in investing activities	(52,634)	(108,482)
Cash provided by (used in) financing activities	1,873,804	(351,424)
Cash used in discontinued operations	(3,739)	(2,243)
Effect of exchange rate changes on cash and cash equivalents	1,814	1,947
Increase (decrease) in cash and cash equivalents	$1,232,176	$(35,837)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2020 was $587 million and consisted of net loss from continuing operations of $963 million, offset by adjustments for non-cash and other items of $443 million, and a decrease in cash from changes in operating assets and liabilities of $67 million. The adjustments for non-cash and other items consist primarily of $279 million of depreciation and amortization, $58 million in allowance for credit losses, $57 million in amortization of upfront incentive consideration, $45 million stock-based compensation expense, $25 million in acquisition termination fees, a $14 million pension settlement charge, $13 million in amortization of debt discount and debt issuance costs, and a $10 million loss on debt extinguishment, partially offset by $67 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $67 million was primarily the result of a decrease of $264 million in accounts payable due to reductions in incentive fees due to the impact of COVID-19 on our volumes and the payment of the remaining $21 million associated with termination fees for the Farelogix transaction, $26 million used for upfront incentive fees due to agencies, and $11 million in capitalized implementation costs. These decreases were offset by a $182 million decrease in accounts receivable due to the impact of COVID-19 on our revenue and billings to customers, a $13 million decrease in other assets, an increase of $28 million in deferred revenue, and a $13 million increase in accrued compensation and related benefits.
Cash provided by operating activities for the nine months ended September 30, 2019 was $424 million and consisted of net income from continuing operations of $152 million, adjustments for non-cash and other items of $415 million and a decrease in cash from changes in operating assets and liabilities of $143 million. The adjustments for non-cash and other items consist primarily of $312 million of depreciation and amortization, $60 million in amortization of upfront incentive consideration, $51 million stock-based compensation expense, $17 million in allowance for doubtful accounts, partially offset by $27 million in deferred income taxes. The decrease in cash from changes in operating assets and liabilities of $143 million was primarily the result of a $67 million increase in accounts receivable primarily due to seasonality, $65 million used for upfront incentive consideration, $26 million used for accrued compensation and related benefits, $20 million used for capitalized implementation costs, $9 million increase in other prepaid expenses and other current assets, and a $3 million decrease in deferred revenue. These decreases were partially offset by an increase of $35 million in accounts payable and other accrued liabilities due to seasonality in incentives and business growth, and a $13 million decrease in other assets.
Investing Activities
For the nine months ended September 30, 2020, we used cash of $48 million on capital expenditures, including $32 million related to software developed for internal use.
For the nine months ended September 30, 2019, we used cash of $108 million in investing activities, including $70 million related to software developed for internal use. Additionally, we used cash of $16 million as an advance of purchase price to Farelogix for certain attorneys' fees. See "Liquidity Outlook" for additional information on the now-terminated Farelogix acquisition agreement.
Financing Activities
For the nine months ended September 30, 2020, financing activities provided $1,874 million. Significant highlights of our financing activities include:
•proceeds from borrowings under the Notes of $1,970 million;
•proceeds from issuance of stock of $598 million;
•proceeds from borrowings under the Revolver of $375 million;
•payment of $530 million on 5.375% senior secured notes due 2023;
•payment of $365 million on Term Loan A and Term Loan B;
•fourth and final annual payment on the TRA liability for $72 million, excluding interest;
•payment of $54 million on debt issuance costs;
•payment of $39 million in dividends on our common stock;

•net payments of $5 million from the settlement of employee stock-option awards, including payments of $5 million in income tax withholdings associated with the settlement of employee restricted-stock awards; and
•payment of $5 million on our capital leases.
For the nine months ended September 30, 2019, we used $351 million for financing activities. Significant highlights of our financing activities include:
•payment of $115 million in dividends on our common stock;
•annual payment on the TRA liability for $101 million, excluding interest;
•payment of $45 million on our revolving credit facility and $43 million on our Term Loan A and Term Loan B;
•proceeds of $45 million from borrowings under our Revolver;
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
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2020 and year ended December 31, 2019.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and subscriber incentive liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. There were no material changes in our market risk since December 31, 2019 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 14. Contingencies, to our consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers, and they may seek to renegotiate the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the quarter ended September 30, 2020 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to the corresponding period in 2019. This downward trend could continue for an unpredictable period.
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
We did not record any material impairments in the first half of 2020; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
Our Travel Solutions and Hospitality Solutions revenue is largely tied to travel suppliers’ transaction volumes rather than to their unit pricing for an airplane ticket, hotel room or other travel products. This revenue is generally not contractually committed to recur annually under our agreements with our travel suppliers. As a result, our revenue is highly dependent on the global travel industry, particularly air travel from which we derive a substantial amount of our revenue, and directly correlates with global travel, tourism and transportation transaction volumes. Our revenue is therefore highly susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, and therefore may not recur if these declines or disruptions occur.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we may occasionally experience system interruptions as we execute our technology strategy, including our cloud migration and mainframe offload activities. System interruptions may prevent us from efficiently providing services to customers or other third parties, which could cause damage to our reputation and result in our losing customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
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
Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Solutions business.
Some travel suppliers that provide content to Travel Solutions, including some of Travel Solutions' largest airline customers, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more consumer traffic to their proprietary websites, and some travel suppliers have explored direct connect initiatives linking their internal reservations systems directly with travel agencies or travel management companies ("TMCs"), thereby bypassing the GDSs. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, including those offered by our Travel Solutions business, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our GDS. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available through our GDS platform. Similarly, travel suppliers may also seek to encourage travelers’ and travel agencies’ usage of their proprietary booking platforms by selectively increasing the ticket price in our GDS, making our GDS platform’s offerings more expensive than some alternative offerings. For example, we are currently engaged in litigation with the Lufthansa Group in connection with, among other things, a surcharge that the Lufthansa Group has imposed on tickets purchased through three selected GDSs, including Sabre. The Lufthansa Group is seeking declaratory judgment that this surcharge does not violate the terms of its agreement with us, in addition to damages related to the allegations of breach of contract and tortious interference with agency contracts. We deny the allegations and we have filed a counterclaim that asserts the Lufthansa Group’s surcharge is a violation of its agreement and that seeks an order requiring the Lufthansa Group to specifically perform its obligations under the agreement.
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
Additionally, technological advancements may allow airlines and hotels to facilitate broader connectivity to and integration with large travel buyers, such that certain airline and hotel offerings could be made available directly to such travel buyers without the involvement of intermediaries such as Travel Solutions and its competitors.
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
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if:
•Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, in 2013, we experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers. This outage, which affected our Travel Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated.
•Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.

Our Travel Solutions business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of low-cost carries and hybrid carries ("LCC/hybrids") and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Solutions business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of alternative distribution channels, such as direct distribution through supplier-operated websites, may also adversely affect our contract renegotiations with these suppliers and negatively impact our transaction fee revenue. For example, as we attempt to renegotiate new agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Solutions business as a marketplace due to our more limited content. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Solutions business.”
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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the HS Central Reservation System. Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Travel Solutions platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a PCI forensic investigator at the payment card brands' request to investigate this incident. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. We are also cooperating with various governmental authorities that are investigating this incident. Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. The costs related to these incidents, including any associated penalties assessed by any governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to them, may be material. As noted below, we maintain insurance that covers certain aspects of cyber risks, and we continue to work with our insurance carriers in these matters.
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
In our Travel Solutions and Hospitality Solutions businesses, the implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:
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
Our ability to maintain and grow our Travel Solutions and Hospitality Solutions businesses may be negatively affected by competition from other third-party solutions providers and new participants that seek to enter the solutions market.
Our Travel Solutions and Hospitality Solutions businesses principally face competition from existing third-party solutions providers. We also compete with various point solutions providers on a more limited basis in several discrete functional areas. For our Hospitality Solutions business, we face competition across many aspects of our business, but our primary competitors are in the hospitality central reservation system and property management system ("PMS") fields.

Factors that may affect the competitive success of our Travel Solutions and Hospitality Solutions businesses include our pricing structure, our ability to keep pace with technological developments, the effectiveness and reliability of our implementation and system migration processes, our ability to meet a variety of customer specifications, the effectiveness and reliability of our systems, the cost and efficiency of our system upgrades and our customer support services. Our failure to compete effectively on these and other factors could decrease our market share, adversely impact our pricing or otherwise negatively affect our Travel Solutions and Hospitality Solutions businesses.
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
Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.
In our Travel Solutions business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three- to five-year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all. See “—Our Travel Solutions business is exposed to pricing pressure from travel suppliers."
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
Similarly, our Travel Solutions and Hospitality Solutions businesses are based on contracts with travel suppliers for a typical duration of three to seven years for airlines and one to five years for hotels, respectively. We cannot guarantee that we will be able to renew our solutions contracts in the future on favorable economic terms or at all.
Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in EMEA and APAC. The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Solutions business in the relevant markets. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest” for more information on our relationships with our third-party distributor partners and equity method investments.
Our failure to renew some or all of these agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our Travel Solutions business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.
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
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our Travel Solutions business depends on a relatively small number of airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See "—Our Travel Solutions business is exposed to pricing pressure from travel suppliers." In addition, consolidation among travel suppliers may result in one or more suppliers refusing to provide certain content to Sabre but rather making it exclusively available on the suppliers’ proprietary websites, hurting the competitive position of our GDS relative to those websites. See “—Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our Travel Solutions business.”
Our Travel Solutions business depends on relationships with travel buyers.
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels.
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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. We derive the majority of our revenue from the United States and Europe, and we have expanded Travel Solutions' presence in APAC. Our geographic concentration in the United States and Europe, as well as our expanded focus in APAC, makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to these regions.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 14. Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms.

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
The defense of these actions, as well as any of the other actions described under Note 14. Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Our Travel Solutions business utilizes third-party distributor partners and equity method investments to extend our GDS services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since, in many cases, we do not exercise full management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our equity method investments.
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
We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2020 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
Our consolidated balance sheet at September 30, 2020 contained goodwill and intangible assets, net totaling $3.2 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification.
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
We have a significant amount of indebtedness. As of September 30, 2020, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include:
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
As of September 30, 2020, we had outstanding approximately $2.3 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 8. Derivatives, to our consolidated financial statements. The phaseout of the LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes.
We are exposed to exchange rate fluctuations.
We conduct various operations outside the United States, primarily in APAC, Europe and Latin America. During the nine months ended September 30, 2020, foreign currency operations included $69 million of revenue and $287 million of operating expenses, representing approximately 7% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively. Our most significant foreign currency operating expenses has historically been in the Euro, representing approximately 4% and 7% of our operating expenses for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:
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
To reduce the impact of this earnings volatility, we hedge our foreign currency exposure by entering into foreign currency forward contracts on several of our largest foreign currency exposures, including the Singaporean Dollar, the British Pound Sterling, the Polish Zloty, the Australian Dollar, the Indian Rupee, and the Swedish Krona. Although we have increased and may continue to increase the scope, complexity and duration of our foreign exchange risk management strategy, our current or future hedging activities may not sufficiently protect us from the adverse effects of currency exchange rate movements. Moreover, we make a number of estimates in conducting hedging activities, including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies, and the effect of the COVID-19 outbreak on our business has significantly increased the difficulty presented in estimating these items. See "—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business and the travel suppliers on whom our business relies." This is especially true now due to the impact of the COVID-19 pandemic on our operations and the difficulty presented in estimating our future bookings, cancellations etc. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedging activities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2020. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2020.

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
10.93
Pledge and Security Agreement, dated as of August 27, 2020, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020)

10.94†*	Letter Agreement between Sabre Corporation and Shawn Williams, dated July 15, 2020
10.95†*	Letter Agreement between Sabre Corporation and Scott Wilson, dated July 30, 2020
10.96*
Amendment Number 3, dated as of August 1, 2020 to that certain Master Services Agreement dated as of November 1, 2015 by and between DXC Technology Services LLC (successor in interest to HP Enterprise Services, LLC) and Sabre GLBL Inc.**

10.97*	Indenture, dated as of August 27, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent
10.98*	Form of 7.375% Senior Secured Notes due 2025 (included in Exhibit 10.97)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith
**    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	November 6, 2020	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)