Form 10-K
period 2020-12-31
Sabre Corp
filed 2021-02-25
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2020, was $2,217,426,344. As of February 22, 2021, there were 317,327,863 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders to be held on April 28, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
COVID-19 Pandemic
During 2020, the outbreak of the coronavirus (“COVID-19”) has caused, and continues to cause, a severe global health crisis resulting in societal disruptions leading to economic downturn and uncertainties. The travel industry continues to be adversely affected by the global health crisis due to the outbreak of COVID-19, as well as by government directives that have been enacted to slow the spread of the virus. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. This pandemic had a material impact to our consolidated financial results for the year ended December 31, 2020, resulting in a material decrease in transaction-based revenue across both of our business units compared to the prior year. Lower global distribution system ("GDS") volumes resulted in a material decline in incentive consideration costs for the year ended December 31, 2020, compared to the prior year.
The reduction in revenues as a result of COVID-19 significantly and adversely affected our liquidity. During 2020, we responded with measures such as suspending common stock dividends and share repurchases, borrowing under our existing revolving credit facility, and completing debt and equity offerings. Additionally, given the market conditions as the result of COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. We believe that we have resources to sufficiently fund our liquidity requirements for at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the impact of COVID-19, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary or appropriate.

Business Segments and Products
As discussed above, the COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, during 2020, we accelerated the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment (the "Strategic Realignment") of our airline and agency-focused businesses and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of our Strategic Realignment, we now operate our business and present our results through two business segments, effective the third quarter of 2020: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. The historical results of the Hospitality Solutions reporting segment have not changed. Financial information about our business segments and geographic areas is provided in Note 18. Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
Travel Solutions
Our Travel Solutions business provides global travel solutions for travel suppliers and travel buyers through a business-to-business travel marketplace consisting of our GDS and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”), and corporate travel departments.
Additionally, our Travel Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-driven intelligence solutions. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing, distribution and fulfillment, and drive operational effectiveness through holistic planning and management of airline, airport and customer operations. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery models, to hoteliers around the world. Our SaaS solutions empower hotels and hotel chains to manage pricing, reservations, and retail offerings across thousands of distribution channels while improving guest experience throughout the traveler journey. We serve over 42,000 properties in 180 countries.
Growth Strategy
We connect people and places with technology that reimagines the business of travel. The key elements of our growth strategy include:
•Developing innovative technology products through investment of significant resources in next-generation technology solutions that include delivering retailing intelligence to enable personalized traveler experiences in our marketplace and by travel suppliers, evolving the distribution of travel content including the integration of new distribution capability (“NDC”) content into our GDS, expanding our hospitality technology offerings including through our property management system ("PMS"), and continuing to address key customer needs in the areas of retailing, distribution, and fulfillment of travel and related products.
•Transforming the security, stability, and health of our technology by leveraging maneuverability to enhance agility and modernize infrastructure at a global scale, with the goal of connecting people to experiences that enrich their lives.
•Pursuing new customers across all of our product offerings, including customers seeking distribution of content, new agency relationships, as well as corporations representing buyers of content.
•Strengthening relationships with existing customers, including promoting the adoption of our products within and across our existing customers, to help enable them to operate more efficiently, drive revenue, and spur innovation with next-generation technology solutions.
Technology and Operations
Our technology strategy is based on achieving company-wide stability, reliability and performance at the most efficient price point while continuing to innovate and create value for our customers. Significant investment has gone into building a centralized Platform as a Service ("PaaS") architecture with an emphasis on standardization, simplicity, security and scalability. We invest heavily in software development, delivery and operational support capabilities and strive to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and enable our shift to service enabled and cloud-based solutions. For this reason, we have included Technology costs as a separate category of cost within our consolidated financial statements and notes contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our architecture has evolved from a mainframe centric transaction processing environment to a secure processing platform that is one of the world’s most heavily used and resilient service-oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline operations and decision support systems; an array of customized applications available through our Sabre Red 360 application; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.
Customers
Travel Solutions customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and airports, corporate aviation fleets, governments and tourism boards. Airlines served by Travel Solutions vary in size and are located in every region of the world, and include hybrid carriers and low-cost carriers ("LCCs") (collectively, “LCC/hybrids”), global network carriers and regional network carriers. Hospitality Solutions has a global customer base of over 42,000 hotel properties of all sizes.
Sources of Revenue
Transactions—Our Travel Solutions business generates distribution revenue for bookings made through our GDS (e.g., air, car and hotel bookings) and through our partners and generally we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves a travel supplier’s product on our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.
SaaS and Hosted—We generate Travel Solutions' IT Solutions revenue and Hospitality Solutions revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We maintain our SaaS and hosted software and manage the related infrastructure with the assistance of third-party providers. We collect the implementation fees and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
Software Licensing—We generate Travel Solutions' IT Solutions revenue from fees for the installation and use of our software products on premise. Some contracts under this model generate additional revenue for the maintenance of the software product.
Professional Service Fees—We generate Travel Solutions' IT Solutions revenue and Hospitality Solutions revenue through offerings that utilize the SaaS and hosted revenue model which are sometimes sold as part of multiple performance obligation arrangements for which we also provide professional services, including consulting services. Our professional services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often, we provide these services during the implementation phase of our SaaS solutions.
Media—We generate Travel Solutions' IT Solutions revenue from customers that advertise products and purchase preferred placement on our GDS. Additionally, Hospitality Solutions generates revenue from customers that advertise products on our CRS. Advertisers use two types of advertising metrics: (i) display advertising and (ii) action advertising. In display advertising, advertisers generally pay based on the number of customers who view the advertisement, and are charged based on cost-per-thousand impressions. In action advertising, advertisers generally pay based on the number of customers who perform a specific action, such as click on the advertisement, and are charged based on the cost per action. Customers can also purchase preferred placement on hotel shopping displays on travel agency terminals. Customers pay for preferential payment through a subscription fee which is based on the amount of revenue the customer generates through our GDS and geographical market of the customer’s property (designated by airport code).
Competition
We operate in highly competitive markets. Travel Solutions competes with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities, as well as with direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space, that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. Travel Solutions also competes with a variety of providers in a rapidly evolving marketplace which includes global and regional IT providers, various specialists in selected product areas, service providers and airlines that develop their own in-house technology. Hospitality Solutions operates in a dynamic marketplace that includes large global players, significant new entrants and hotels that develop their own in-house technology.
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
We are subject to the application of data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU and the California Consumer Protection Act ("CCPA"). See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches. "
We are also subject to prohibitions administered by the Office of Foreign Assets Control (the “OFAC rules”), which prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country.
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications and e-commerce. These regulations may vary among jurisdictions.
See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Seasonality
Though the travel industry is typically seasonal in nature, seasonality has not significantly impacted our financial results for the year ended December 31, 2020 due to the ongoing impacts of the COVID-19 pandemic on the travel industry. The COVID-19 pandemic severely depressed revenue and resulted in an unprecedented amount of cancellations in 2020. Historically, travel bookings, and the revenue we derive from those bookings were typically seasonally strong in the first and third quarters, but declined significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking, and because, prior to the COVID-19 pandemic, customers generally booked their November and December holiday leisure-related travel earlier in the year and business-related travel declined during the holiday season, revenue resulting from bookings was typically lower in the fourth quarter.
Human Capital
We maintain our SabreNext Strategic Framework that defines areas of focus for our culture and highlights how we enable our people to execute the plans and priorities for our technology, product, financial and customer strategies.

Our People—The significant impact of the COVID-19 pandemic on our business and operations has resulted in significant variances in our human capital metrics for the year ended December 31, 2020 compared to prior years. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2020, we had 7,531 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	2,404	32%
Europe	1,907	25%
APAC	2,031	27%
All Other (1)	1,189	16%
Total	7,531	100%
(1) Includes Canada, Mexico, Latin America, Middle East, and Africa.
Talent Acquisition, Development and Retention—Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We seek to set compensation at competitive levels that help enable us to hire, incentivize, and retain high-caliber employees. During 2020, we launched our Lead the Way program to support the virtual environment and cultivate talent. This program includes a leadership speaker series, leadership skills series and on-demand resources for all leaders, with a particular focus on first-time or first-level managers. Our formal and informal reward, recognition and acknowledgement programs encourage employees to recognize peers, teams and departments to honor their champions and help promote satisfaction and engagement. To assist in retaining key talent in the current highly volatile macro environment, we offer compensation programs to certain key employees, such as long-term performance-based cash incentive awards, performance-based restricted stock unit awards, time-based restricted stock unit awards, and other awards as appropriate. We monitor and evaluate various turnover and attrition metrics throughout our management teams.
Diversity and Inclusion—With 70 offices around the globe, we believe that diversity and inclusion are at the core of our success and that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. During 2020, a portion of our executive compensation was linked to our diversity and inclusion initiatives and we established an Inclusion and Diversity Council to help define a globally consistent approach to inclusion and diversity as a business imperative and an enabler of our SabreNext strategy.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. During 2020, we extended certain assistance programs to continue to support the well-being of our team members during the COVID-19 pandemic. Additionally, to help ensure the safety and wellness of our employees going forward, we have expanded our parental leave program, enhanced our personal time off benefits, and we are in the process of implementing a work-from-anywhere program that will allow our employees additional flexibility in work arrangements and increased opportunities to work remotely.
Corporate Responsibility—We invest globally in our communities by encouraging employee volunteerism on company time. Our employees have donated a significant number of volunteer hours to support our community-oriented and philanthropic culture. Additionally, our Passport to Freedom program has helped fight human trafficking and has provided support to victims and survivors, through increasing awareness and education within the travel industry on human trafficking issues and advocating for legislative change where appropriate.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and under these requirements, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at investors.sabre.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, Twitter account, and other social media channels is not incorporated by reference into this Annual Report on Form 10-K.
We may use our website, our Twitter account (@Sabre_Corp) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, Twitter account and other social media channels. The contents of our website or social media channels referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers, and renegotiation of the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the year ended December 31, 2020 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2020; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
The ongoing impact of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.
The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic and its impact on the travel industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, vaccination levels and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health, productivity, retention, and morale of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on the financial condition on our partners, and any potential restructurings or bankruptcies of our partners; the impact on our contracts with our partners, including force majeure provisions and requests to renegotiate the terms of existing agreements prior to their expiration, including providing temporary concessions regarding contractual minimums; our ability to withstand increased cyberattacks; the speed and extent of the recovery across the broader travel ecosystem; short- and long-term changes in travel patterns, including business travel; and the duration, timing and severity of the impact on customer spending, including the economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected or have been minimally affected by the COVID-19 outbreak after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions. Governmental restrictions and societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.
Our business is dependent on the ability of consumers to travel, particularly by air. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel suppliers are once again able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Significant increases in levels of unemployment in the United States and other regions have occurred and are expected to continue due to the adoption of social distancing and other policies to slow the spread of the virus, which have had and are likely to continue to have a negative impact on consumer discretionary spending, including for the travel industry. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.
To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this “Risk Factors” section, such as those relating to our substantial amount of outstanding indebtedness.
Risks Related to Our Business and Industry
Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments; (4) political events like acts or threats of terrorism, hostilities, and war; (5) inclement weather, natural or man-made disasters; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 have negatively impacted our business, and we expect these negative impacts to continue. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.”
Our Travel Solutions business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Solutions business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. For example, as we attempt to renegotiate new GDS agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Solutions business as a marketplace due to our more limited content.

Our ability to recruit, train and retain employees, including our key executive officers and technical employees, is critical to our results of operations and future growth.
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Furthermore, the ongoing effects of COVID-19 on our business could adversely affect our ability to retain key employees and hire new employees. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.” Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.
We generate the majority of our revenue and accounts receivable from airlines. We also derive revenue from hotels, car rental brands, rail carriers, cruise lines, tour operators and other suppliers in the travel and tourism industries. Adverse changes in any of these relationships or the inability to enter into new relationships could negatively impact the demand for and competitiveness of our travel products and services. For example, a lack of liquidity in the capital markets or weak economic performance, including as a result of the impacts of COVID-19, may cause our travel suppliers to increase the time they take to pay, or to default, on their payment obligations, which could lead to a higher provision for expected credit losses and negatively affect our results. Any large-scale bankruptcy or other insolvency proceeding of an airline or hospitality supplier could subject our agreements with that customer to rejection or early termination, and, if applicable, result in asset impairments which could be significant. Similarly, any suspension or cessation of operations of an airline or hospitality supplier could negatively affect our results. Because we generally do not require security or collateral from our customers as a condition of sale, our revenues may be subject to credit risk more generally.
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
We operate in highly competitive, evolving markets, and if we do not continue to innovate and evolve, our business operations and competitiveness may be harmed.
Travel technology is rapidly evolving as travel suppliers seek new or improved means of accessing their customers and increasing value. We must continue to innovate and evolve to respond to the changing needs of travel suppliers and meet intense competition. We face increasing competition as suppliers seek IT solutions that provide the same traveler experience across all channels of distribution, whether indirectly through the GDS or directly through other channels. As travel suppliers adopt innovative solutions that function across channels, our operating results could suffer if we do not foresee the need for new products or services to meet competition either for GDS or for other distribution IT solutions.
Adapting to new technological and marketplace developments may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our GDS with new capabilities to adapt to the changing technological environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
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
We also enter into contracts with travel buyers. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20%

of our bookings, are up for renewal in any given year. We cannot guarantee that we will be able to renew our travel buyer agreements in the future on favorable economic terms or at all. Similarly, our Travel Solutions and Hospitality Solutions businesses are based on contracts with travel suppliers for a typical duration of three to seven years for airlines and one to five years for hotels, respectively. We cannot guarantee that we will be able to renew our solutions contracts in the future on favorable economic terms or at all. Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC"). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Solutions business in the relevant markets. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in December 2020. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, the California Consumer Protection Act ("CCPA") went into effect on January 1, 2020, and the California Privacy Rights Act ("CPRA") is scheduled to go into effect on January 1, 2023. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security breaches could expose us to liability and damage our reputation and our business.

We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 17. Commitments and Contingencies, to our consolidated financial statements. For example, we are involved in antitrust litigation with US Airways. If we cannot resolve this matter favorably, we could be subject to monetary damages, including treble damages under the antitrust laws and payment of reasonable attorneys’ fees and costs; depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. Other parties might likewise seek to benefit from any unfavorable outcome by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms.
In addition, the U.K. Competition and Markets Authority ("CMA") blocked our proposed acquisition of Farelogix, and we have appealed the CMA's decision to the U.K. Competition Appeal Tribunal. We are also subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We, like other companies in the travel industry, received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief. In addition, the European Commission’s Directorate-General for Competition ("EC") has opened an investigation to assess whether our and Amadeus’ respective agreements with airlines and travel agents may restrict competition in breach of E.U. antitrust rules. There is no legal deadline for the EC to bring an antitrust investigation to an end, and the duration of the investigation is unknown. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 17. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, including payment card industry data ("PCI") or personally identifiable information ("PII"), or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “—Security breaches could expose us to liability and damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
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

Risks Related to Technology and Intellectual Property
Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints can also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute our technology strategy, including our cloud migration and mainframe offload activities. System interruptions prevent us from efficiently providing services to customers or other third parties, causing damage to our reputation and resulting in our losing customers and revenues or causing us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems are also susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems have in the past been and in the future could be damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, attacks on hardware or software vulnerabilities, physical or electronic break-ins, cybersecurity incidents or other security breaches, and similar disruptions affecting the Internet, telecommunication services or our systems have caused in the past and could in the future cause service interruptions or the loss of critical data, preventing us from providing timely services. See “—Security breaches could expose us to liability and damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We process, store, and transmit large amounts of data, including PII and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC Technology ("DXC") or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information has in the past been, and could in the future be, compromised as a result. The costs of investigation of such incidents, as well as remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. See Note 17. Commitments and Contingencies, to our consolidated financial statements for additional information. The costs related to these incidents, including any additional associated penalties assessed by any other governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to them, may be material.

Any computer viruses, malware, denial of service attacks, ransomware attacks, on hardware or software vulnerabilities, physical or electronic break-ins, cybersecurity incidents, such as the items described above, or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
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
Intellectual property infringement actions against us could be costly and time consuming to defend and may result in business harm if we are unsuccessful in our defense
Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We are currently subject to such assertions, including patent infringement claims, and may be subject to such assertions in the future. These assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against these assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, these claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.
Legal proceedings involving intellectual property rights are highly uncertain and can involve complex legal and scientific questions. Any intellectual property claim against us, regardless of its merit, could result in significant liabilities to our business, and can be expensive and time consuming to defend. Depending on the nature of such claims, our businesses may be disrupted, our management’s attention and other company resources may be diverted and we may be required to redesign, reengineer or rebrand our products and services, if feasible, to stop offering certain products and services or to enter into royalty or licensing agreements in order to obtain the rights to use necessary technologies, which may not be available on terms acceptable to us, if at all, and may result in a decrease of our capabilities. Our failure to prevail in such matters could result in loss of intellectual property rights, judgments awarding substantial damages, including possible treble damages and attorneys’ fees, and injunctive or other equitable relief against us. If we are held liable, we may be unable to use some or all of our intellectual property rights or technology. Even if we are not held liable, we may choose to settle claims by making a monetary payment or by granting a license to intellectual property rights that we otherwise would not license. Further, judgments may result in loss of reputation, may force us to take costly remediation actions, delay selling our products and offering our services, reduce features or functionality in our services or products, or cease such activities altogether. Insurance may not cover or be insufficient for any such claim.
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
Risks Related to Economic, Political and Global Conditions
Our business could be harmed by adverse global and regional economic and political conditions.
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
Voters in the U.K. have approved the exit of that country from the E.U. (“Brexit”), which became effective as of January 31, 2020, and was in a transition period through December 31, 2020. Brexit and related processes have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated during the transition period, if at all, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2020, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our Amended and Restated Credit Agreement allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain leverage ratios could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt
The agreements governing our indebtedness contain and the agreements governing our future indebtedness will likely contain various covenants, including those that restrict our or our subsidiaries’ ability to, among other things: (1) incur liens on our property, assets and revenue; (2) borrow money, and guarantee or provide other support for the indebtedness of third parties; (3) pay dividends or make other distributions on, redeem or repurchase our capital stock; (4) prepay, redeem or repurchase certain of our indebtedness; (5) enter into certain change of control transactions; (6) make investments in entities that we do not control, including equity method investments and joint ventures; (7) enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries; (8) enter into certain transactions with affiliates; (9) enter into secured financing arrangements; (10) enter into sale and leaseback transactions; (11) change our fiscal year; and (12) enter into substantially different lines of business. These covenants may limit our ability to effectively operate our businesses or maximize stockholder value. In addition, our Amended and Restated Credit Agreement requires that we meet certain financial tests, including the maintenance of a leverage ratio and a minimum net worth, as well as maintain certain minimum liquidity levels during any covenant suspension resulting from a "Material Travel Event Disruption." See Liquidity and Capital Resources. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future. Any failure to comply with the restrictions of our Amended and Restated Credit Agreement or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.
We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.
We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs, particularly following the COVID-19 outbreak. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.” Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. As a result, we may be required to finance our cash needs through bank loans, additional debt financing, public or private equity offerings or otherwise. Our ability to arrange financing and the cost of such financing are dependent on numerous factors, including but not limited to general economic and capital market conditions, the availability of credit from banks or other lenders, investor confidence in us, and our results of operations.

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
As of December 31, 2020, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 10. Derivatives, to our consolidated financial statements.
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
Our consolidated balance sheet at December 31, 2020 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.

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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2020 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
Our pension plans in the aggregate are estimated to be unfunded by $124 million as of December 31, 2020. With approximately 4,600 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
Americas: Our corporate and business unit headquarters and domestic operations are located in two buildings in Southlake, Texas, which we sold and leased back in the fourth quarter of 2020, as well as in two leased offices located in Westlake, Texas. There are six additional offices across North America and three offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these offices are leased.

EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in London, United Kingdom. There are 17 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.

APAC: We maintain our Asia-Pacific ("APAC") regional operations headquarters in Singapore. There are 19 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the offices are leased.
ITEM 3.        LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 17. Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See “Risk Factors —"We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 25, 2021, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	52	Chief Executive Officer, President and Director, Sabre
Douglas Barnett	61	Executive Vice President and Chief Financial Officer, Sabre
David Shirk	54	Executive Vice President, Sabre and President, Travel Solutions
Scott Wilson	52	Executive Vice President, Sabre and President, Hospitality Solutions
Wade Jones	55	Executive Vice President and Chief Product Officer
Roshan Mendis	48	Executive Vice President and Chief Commercial Officer
David Moore	58	Executive Vice President and Chief Technology Officer
Cem Tanyel	52	Executive Vice President and Chief Services Officer
Shawn Williams	48	Executive Vice President and Chief People Officer
Sean Menke was elected president and CEO effective December 31, 2016. Prior to that, he served as executive vice president of Sabre and president of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as executive vice president and chief operating officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was executive vice president of resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as president and chief executive officer of Pinnacle Airlines, and from 2007 to 2010 as president and chief executive officer of Frontier Airlines. Frontier Airlines and Pinnacle Airlines filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 2008 and 2012, respectively. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University.
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
Scott Wilson is executive vice president of Sabre and president of Hospitality Solutions. Prior to joining Sabre in September 2020, Mr. Wilson served as Executive Vice President and Chief Commercial Officer of Great Wolf Resorts, the largest family of indoor water park resorts in North America, since 2017. While there, he was responsible for a number of areas of Great Wolf’s business, including sales, marketing, digital, revenue management, data and analytics, contact centers, and merchandising. From 2010 to 2017, Mr. Wilson served as Vice President, e-Commerce and Merchandising, at United Airlines, Inc. one of the largest global airlines. In addition to e-commerce and merchandising functions, he was also responsible for distribution and commercial analytics. From 2007 to 2010, Mr. Wilson was Vice President, Digital Marketing, at Marriott International, Inc. with responsibility for all performance and social media marketing across Marriott’s full portfolio of brands. Prior to that, he held digital, marketing, and strategy leadership roles at BCG, America Online, Netscape, and American Airlines. Mr. Wilson is a current board member of Alliant Credit Union. Mr. Wilson received an MBA from the Tepper School of Business at Carnegie Mellon University and his Bachelor of Arts degree from the University of California, Berkeley.
Wade Jones is executive vice president and chief product officer. Mr. Jones previously served as executive vice president of Sabre and president of Travel Network from 2017 to 2020. He joined Sabre in 2015 in the product, marketing and strategy role for Travel Solutions globally. From April of 2012 to September of 2014 he was senior vice president and general manager of Deem’s syndicated commerce business. From 2011 to 2012, Mr. Jones served as a founder and chief executive officer of Haystack Ventures, LLC, which filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in 2012. Prior to joining Sabre, Mr. Jones spent more than 10 years with Barclaycard, leading the company’s U.K partnership business that provides, co-branded credit card, and loyalty programs for other companies across the travel, retail, financial services, and other industries. He received his master’s degree in business administration from the Kellogg School of Management at Northwestern University and his undergraduate degree from Texas Christian University.
Roshan Mendis has served as executive vice president and chief commercial officer since 2020. Mr. Mendis previously served as chief commercial officer for the Travel Network business from 2018 to 2020, and prior to that served as senior vice president of international markets for Sabre from 2017 to 2018. From 2015 to 2017, Mr. Mendis served as senior vice president of Asia Pacific for Sabre. Mr. Mendis has also served as president of Travelocity and Zuji, consumer-facing brands that were part of the Sabre portfolio. He completed his undergraduate studies at Chaminade University of Honolulu and University of Cambridge (UK) and later earned his MBA at the Rice University.
David Moore has served as executive vice president and chief technology officer since 2020. Mr. Moore previously served as a senior vice president in Sabre's Travel Network and Travel Solutions businesses from 2016 to 2020, where he led product management and development, and subsequently a series of increasing roles leading global technology teams. Prior to that, he served as chief technology officer and senior vice president of global engineering at Digital River, which builds and operates online B2B marketplace and online channels for global clients, and chief technology officer and chief innovation officer at Keane (now NTT).
Cem Tanyel is executive vice president and chief services officer. Mr. Tanyel previously served as executive vice president of Sabre and president of Airline Solutions from 2018 to 2020. Prior to joining Sabre in September 2018, Mr. Tanyel served as executive vice president and general manager, Global Services at Kony from October 2016 to October 2018. From 2015 to 2016, he was chief services officer and senior vice president, consulting and service delivery of Trizetto Corp. Mr. Tanyel served as Vice president and general manager, healthcare and life sciences global solutions at CSC Corp. from 2012 to 2015, and he served as senior vice president, research and development, health systems enterprise solutions at McKesson Corp. from 2010 to 2012.
Shawn Williams has served as executive vice president and chief people officer since 2020. Prior to joining Sabre in 2020, Mr. Williams served as chief human resources officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as senior vice president and chief administrative officer of LeEco Holdings North America, a consumer electronics business. Prior to that, Mr. Williams served as senior vice president and chief administrative officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 22, 2021, there were 104 stockholders of record of our common stock. We have suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. The amount of future cash dividends on our common stock, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.” There were no shares repurchased during the fourth quarter of 2020. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2015
12/30/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
Sabre Corp.
S&P 500 / Software & Services - IG
NASDAQ Composite
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

ITEM 6.        SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Pursuant to the early adoption of the changes to Item 301 of Regulation S-K, we have elected to present three years of selected financial data, which we believe represents relevant historical periods and information for our readers in light of our Strategic Realignment.
The consolidated statements of operations data and consolidated statements of cash flows data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2018 is derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. All amounts presented below are in thousands, except per share amounts.

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations Data:
Revenue	$1,334,100	$3,974,988	$3,866,956
Operating (loss) income	(988,039)	363,417	562,016
(Loss) income from continuing operations	(1,274,332)	164,312	340,921
Income (loss) from discontinued operations, net of tax	2,788	(1,766)	1,739
Net (loss) income attributable to common stockholders	(1,280,403)	158,592	337,531
Net (loss) income per share attributable to common stockholders:
Basic	$(4.42)	$0.57	$1.23
Diluted	$(4.42)	$0.57	$1.22
Weighted-average common shares outstanding:
Basic	289,855	274,168	275,235
Diluted	289,855	276,217	277,518

Consolidated Statements of Cash Flows Data:
Cash (used in) provided by operating activities	$(770,245)	$581,260	$724,797
Cash (used in) provided by investing activities	(1,291)	(243,026)	(275,259)
Cash provided by (used in) financing activities	1,837,741	(409,721)	(306,506)
Additions to property and equipment	65,420	115,166	283,940
Cash payments for interest	186,235	157,648	156,041

Other Financial Data:
Adjusted Operating (Loss) Income	$(745,274)	$513,408	$701,432
Adjusted Net (Loss) Income	(922,321)	279,215	427,570
Adjusted EBITDA	(372,852)	946,360	1,124,390
Free Cash Flow	(835,665)	466,094	440,857

Key Metrics:
Travel Solutions
Direct Billable Bookings - Air	103,331	499,111	491,820
Direct Billable Bookings - Lodging, Ground and Sea	21,353	67,197	66,454
Distribution Total Direct Billable Bookings	124,684	566,308	558,274
IT Solutions Passengers Boarded	322,714	741,107	752,548

Hospitality Solutions
Central Reservations System Transactions	67,046	108,482	88,655

	As of December 31,
	2020	2019	2018
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,499,665	$436,176	$509,265
Total assets(1) (2)	6,077,722	5,689,957	5,806,381
Long-term debt	4,639,782	3,261,821	3,337,467
Working capital surplus(2)	1,266,162	96,377	169,235
Noncontrolling interest	7,028	8,588	7,205
Total stockholders’ equity(2)	362,632	947,669	974,271
________________________________
(1) In the first quarter of 2019, we adopted new lease accounting guidance on a modified retrospective basis in accordance with Accounting Standards Codification (" ASC") 842, Leases. See Note 12. Leases, to our consolidated financial statements.
(2) In the first quarter of 2020, we adopted the comprehensive update for the measurement of credit losses, ASC 326, on a modified retrospective basis. See Note 8. Credit Losses, to our consolidated financial statements.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Net (Loss) Income attributable to common stockholders to Adjusted Net (Loss) Income from continuing operations, Operating (Loss) Income to Adjusted Operating (Loss) Income, and (Loss) Income from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(1,280,403)	$158,592	$337,531
(Income) loss from discontinued operations, net of tax	(2,788)	1,766	(1,739)
Net income attributable to non-controlling interests(1)	1,200	3,954	5,129
Preferred stock dividends	7,659	—	—
(Loss) Income from continuing operations	(1,274,332)	164,312	340,921
Adjustments:
Impairment and related charges(2)	8,684	—	—
Acquisition-related amortization(3a)	65,998	64,604	68,008
Restructuring and other costs(6)	85,797	—	—
Loss on extinguishment of debt	21,626	—	633
Other, net(5)	66,961	9,432	8,509
Acquisition-related costs(7)	16,787	41,037	3,266
Litigation costs, net(8)	(1,919)	(24,579)	8,323
Stock-based compensation	69,946	66,885	57,263
Tax impact of adjustments(9)	18,131	(42,476)	(59,353)
Adjusted Net (Loss) Income from continuing operations	$(922,321)	$279,215	$427,570
Adjusted Net (Loss) Income from continuing operations per share	$(3.18)	$1.01	$1.54
Diluted weighted-average common shares outstanding	289,855	276,217	277,518

Operating (loss) income	$(988,039)	$363,417	$562,016
Add back:
Equity method (loss) income	(2,528)	2,044	2,556
Impairment and related charges(2)	8,684	—	—
Acquisition-related amortization(3a)	65,998	64,604	68,008
Restructuring and other costs(6)	85,797	—	—
Acquisition-related costs(7)	16,787	41,037	3,266
Litigation costs, net(8)	(1,919)	(24,579)	8,323
Stock-based compensation	69,946	66,885	57,263
Adjusted Operating (Loss) Income	$(745,274)	$513,408	$701,432

(Loss) income from continuing operations	$(1,274,332)	$164,312	$340,921
Adjustments:
Depreciation and amortization of property and equipment(3b)	260,651	310,573	303,612
Amortization of capitalized implementation costs(3c)	37,094	39,444	41,724
Acquisition-related amortization(3a)	65,998	64,604	68,008
Impairment and related charges(2)	8,684	—	—
Restructuring and other costs(6)	85,797	—	—
Amortization of upfront incentive consideration(4)	74,677	82,935	77,622
Interest expense, net	235,091	156,391	157,017
Other, net(5)	66,961	9,432	8,509
Loss on extinguishment of debt	21,626	—	633
Acquisition-related costs(7)	16,787	41,037	3,266
Litigation costs, net(8)	(1,919)	(24,579)	8,323
Stock-based compensation	69,946	66,885	57,263
Provision for income taxes	(39,913)	35,326	57,492
Adjusted EBITDA	$(372,852)	$946,360	$1,124,390

The following tables set forth the reconciliation of Adjusted Operating (Loss) Income to Operating (Loss) Income in our statement of operations and Adjusted EBITDA to (Loss) Income from Continuing Operations in our statement of operations by business segment (in thousands):

	Year Ended December 31, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(523,122)	$(63,915)	$(158,237)	$(745,274)
Less:
Equity method loss	(2,528)	—	—	(2,528)
Impairment and related charges(2)	—	—	8,684	8,684
Acquisition-related amortization(3a)	—	—	65,998	65,998
Restructuring and other costs(6)	—	—	85,797	85,797
Acquisition-related costs(7)	—	—	16,787	16,787
Litigation costs, net(8)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)

Adjusted EBITDA	$(197,905)	$(21,126)	$(153,821)	$(372,852)
Less:
Depreciation and amortization of property and equipment(3b)	217,808	38,427	4,416	260,651
Amortization of capitalized implementation costs(3c)	32,732	4,362	—	37,094
Acquisition-related amortization(3a)	—	—	65,998	65,998
Impairment and related charges(2)	—	—	8,684	8,684
Restructuring and other costs(6)	—	—	85,797	85,797
Amortization of upfront incentive consideration(4)	74,677	—	—	74,677
Acquisition-related costs(7)	—	—	16,787	16,787
Litigation costs, net(8)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Equity method loss	(2,528)	—	—	(2,528)
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)
Interest expense, net				(235,091)
Other, net(5)				(66,961)
Loss on extinguishment of debt				(21,626)
Equity method loss				(2,528)
Provision for income taxes				39,913
Loss from continuing operations				$(1,274,332)

	Year Ended December 31, 2019
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$729,266	$(21,632)	$(194,226)	$513,408
Less:
Equity method income	2,044	—	—	2,044
Acquisition-related amortization(3a)	—	—	64,604	64,604
Acquisition-related costs(7)	—	—	41,037	41,037
Litigation costs, net(8)	—	—	(24,579)	(24,579)
Stock-based compensation	—	—	66,885	66,885
Operating income (loss)	$727,222	$(21,632)	$(342,173)	$363,417

Adjusted EBITDA	$1,104,298	$31,466	$(189,404)	$946,360
Less:
Depreciation and amortization of property and equipment(3b)	257,390	48,361	4,822	310,573
Amortization of capitalized implementation costs(3c)	34,707	4,737	—	39,444
Acquisition-related amortization(3a)	—	—	64,604	64,604
Amortization of upfront incentive consideration(4)	82,935	—	—	82,935
Acquisition-related costs(7)	—	—	41,037	41,037
Litigation costs, net(8)	—	—	(24,579)	(24,579)
Stock-based compensation	—	—	66,885	66,885
Equity method income	2,044	—	—	2,044
Operating income (loss)	$727,222	$(21,632)	$(342,173)	$363,417
Interest expense, net				(156,391)
Other, net(5)				(9,432)
Equity method income				2,044
Provision for income taxes				(35,326)
Income from continuing operations				$164,312

	Year Ended December 31, 2018
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$866,957	$12,881	$(178,406)	$701,432
Less:
Equity method income	2,556	—	—	2,556
Acquisition-related amortization(3a)	—	—	68,008	68,008
Acquisition-related costs(7)	—	—	3,266	3,266
Litigation costs, net(8)	—	—	8,323	8,323
Stock-based compensation	—	—	57,263	57,263
Operating income (loss)	$864,401	$12,881	$(315,266)	$562,016

Adjusted EBITDA	$1,245,286	$52,824	$(173,720)	$1,124,390
Less:
Depreciation and amortization of property and equipment(3b)	262,745	36,181	4,686	303,612
Amortization of capitalized implementation costs(3c)	37,962	3,762	—	41,724
Acquisition-related amortization(3a)	—	—	68,008	68,008
Amortization of upfront incentive consideration(4)	77,622	—	—	77,622
Acquisition-related costs(7)	—	—	3,266	3,266
Litigation costs, net(8)	—	—	8,323	8,323
Stock-based compensation	—	—	57,263	57,263
Equity method income	2,556	—	—	2,556
Operating income (loss)	$864,401	$12,881	$(315,266)	$562,016
Interest expense, net				(157,017)
Other, net(5)				(8,509)
Loss on extinguishment of debt				(633)
Equity method income				2,556
Provision for income taxes				(57,492)
Income from continuing operations				$340,921

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash (used in) provided by operating activities	$(770,245)	$581,260	$724,797
Cash used in investing activities	(1,291)	(243,026)	(275,259)
Cash provided by (used in) financing activities	1,837,741	(409,721)	(306,506)

	Year Ended December 31,
	2020	2019	2018
Cash provided by operating activities	$(770,245)	$581,260	$724,797
Additions to property and equipment	(65,420)	(115,166)	(283,940)
Free Cash Flow	$(835,665)	$466,094	$440,857
________________________________
(1)Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interests held in (i) Sabre Travel Network Middle East of 40% and Sabre Seyahat Dagitim Sistemleri A.S. of 40% for all periods presented, (ii) Sabre Travel Network Lanka (Pte) Ltd of 40% beginning in July 2015, and (iii) Sabre Bulgaria of 40% beginning in November 2017.
(2)Impairment and related charges consists of $5 million associated with software developed for internal use and $4 million associated with capitalized implementation costs related to a specific customer based on our analysis of the recoverability of such amounts.
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
(4)Our Travel Solutions business at times provides upfront incentive consideration to travel agency subscribers at the inception or modification of a service contract, which are capitalized and amortized to cost of revenue, excluding technology costs over an average expected life of the service contract, generally over three to ten years. This consideration is made with the objective of increasing the number of clients or to ensure or improve customer loyalty. These service contract terms are established such that the supplier and other fees generated over the life of the contract will exceed the cost of the incentive consideration provided up front. These service contracts with travel agency subscribers require that the customer commit to achieving certain economic objectives and generally have terms requiring repayment of the upfront incentive consideration if those objectives are not met.
(5)Other, net includes a $46 million charge related to termination payments incurred in 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix") and a $18 million pension settlement charge recorded in 2020, partially offset by a $10 million gain on sale of our headquarters building in the fourth quarter of 2020. In 2018, we recorded an expense of $5 million related to our liability under the Tax Receivable Agreement ("TRA") and an offsetting gain of $8 million on the sale of an investment. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions to our consolidated financial statements regarding the Farelogix termination and Note 16. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.
(6)Restructuring and other costs represents charges associated with business restructuring and associated changes, including the Strategic Realignment, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See Note 4. Restructuring Activities to our consolidated financial statements for further details.
(7)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix, as well as costs related to the acquisition of Radixx in 2019. See Note 3. Acquisitions to our consolidated financial statements.
(8)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2020, we reversed the previously accrued non-income tax expense of $4 million due to success in our claims. In 2019, we recorded the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. In 2018, we recorded non-income tax expense of $5 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. See Note 17. Commitments and Contingencies to our consolidated financial statements.
(9)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, the impact of the adjustments on valuation allowance assessments, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items. In 2018, the provision for income taxes includes a benefit of $27 million related to the enactment of the TCJA for deferred taxes and foreign tax effects.
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income from continuing operations ("Adjusted Net (Loss) Income"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures. As a result of the Strategic Realignment, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure.
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
We define Adjusted EBITDA as (Loss) Income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, amortization of upfront incentive consideration, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision for income taxes.
We define Free Cash Flow as cash (used in) provided by operating activities less cash used in additions to property and equipment.
We define Adjusted Net (Loss) Income from continuing operations per share as Adjusted Net (Loss) Income divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures and meet working capital requirements. We also believe that Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;
•Adjusted EBITDA does not reflect amortization of upfront incentive consideration or capitalized implementation costs associated with our revenue contracts, which may require future working capital or cash needs in the future;
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
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis has been recast to reflect the Strategic Realignment described in this Form 10-K and should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
Overview
We connect people and places with technology that reimagines the business of travel. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, in 2020 we accelerated the organizational changes we began in 2018 to address the changing travel landscape through the Strategic Realignment to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of the Strategic Realignment, we now operate our business and present our results through two business segments effective the third quarter of 2020: (i) Travel Solutions, our global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. The historical results of the Hospitality Solutions reporting segment have not changed. See Note 18. Segment Information, to our consolidated financial statements for results for the years ended December 31, 2020, 2019 and 2018 by reportable segment.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Items that are not allocated to our business segments are identified as corporate and primarily include stock-based compensation expense, litigation costs, corporate headcount-related costs and other items that are not identifiable with either of our segments.
Additionally, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and realigning certain expenses previously classified as cost of revenue to selling, general and administrative classification, considering how we assess our results of operations in the current organizational structure. Certain historical amounts have been reclassified to align with the current presentation. See Note 1. Summary of Business and Significant Accounting Policies, to our consolidated financial statements for further information.
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to COVID-19, as well as by government directives that have been enacted to slow the spread of the virus. COVID-19 has had a material impact to our consolidated financial results in 2020, resulting in a material decrease in transaction-based revenue across both of our business units over the prior year. Additionally, our mix of transactions has shifted such that domestic bookings now exceed international bookings, negatively impacting revenue. Revenue during the year, particularly in the second quarter, was negatively impacted by increased cancellation activity. We estimate future cancellations at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. The combination of actual cancellation activity and significantly fewer bookings resulted in a reduction in the cancellation reserve for the year ended December 31, 2020 when compared to 2019. Lower GDS volumes resulted in a material decline in incentive consideration costs, which was partially offset by a higher provision for expected credit losses due to the impact of COVID-19 on the global economy and our customers and other general increases in bad debt from aging balances as applied under the newly adopted credit impairment standard. Refer to Note 8. Credit Losses for further information.
Given the impact of COVID-19, as previously disclosed, we have responded with measures to increase our cash position, including the suspension of common stock dividends and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. Additionally, during the fourth quarter of 2020, we completed the sale of our two headquarters buildings for an aggregate purchase price, net of closing costs, of $69 million in conjunction with an assessment of our real estate footprint, as well as our work from anywhere initiatives. See Note 12. Leases, to our consolidated financial statements for further information. We also took the following actions with regard to our workforce and compensation programs as cost reduction efforts:
•A temporary reduction in base compensation pay for our US-based salaried workforce, including a 25% reduction for our CEO, from March 16, 2020 through July 5, 2020;
•A temporary reduction in the cash retainer for members of our Board of Directors from March 16, 2020 through June 30, 2020;
•The temporary suspension of our 401(k) match program for US-based employees through December 31, 2020;

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
We substantially completed the Strategic Realignment during the year ended December 31, 2020. In connection with these measures, we recorded a $72 million charge associated with these restructuring activities during the year ended December 31, 2020. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on the costs incurred related to restructuring. Additionally, to retain key talent in this highly volatile macro environment, we have taken the following specific actions related to our compensation programs which have impacted our operating expenses:
•Replaced the revenue and adjusted earnings per share metrics in our 2020 annual incentive program with measures focused on expense management with payout capped at 50% of original targets, paid in December 2020;
•Amended the key strategic initiatives associated with the long-term performance-based cash incentive awards that are payable in March 2022;
•Amended the 2020 performance metrics associated with performance stock awards that vest in March 2021;
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
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, which provides over $2 trillion in economic relief in response to the COVID-19 pandemic. The CARES Act also modifies sections of the Internal Revenue Code of 1986, as amended ("IRC"). Certain IRC modifications relax limitations on deductions, which were enacted as part of the Tax Cuts and Jobs Act. We did not participate in the CARES Act loan program during 2020 but did benefit from certain payroll-tax related deferrals and credits. The provisions of the CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.
During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases.
Factors Affecting our Results
The impacts of COVID-19 on our business as described above are the most significant factors affecting our current results, and they are expected to continue to significantly impact our future results. The following is a discussion of other trends that we believe are additional significant opportunities and challenges currently impacting our business and industry. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and "—Recent Developments Affecting our Results of Operations" included elsewhere in this Annual Report on Form 10-K.
Technology transformation and change in mix of technology spend
We expect to further enable our technology transformation with incremental operational and capital expenditure investments in 2021 and continued investment over the next few years which will have a material impact on our financial results. We expect to continue to make significant investments in our re-platforming efforts to open source and cloud-based solutions, as previously disclosed, with the goal of modernizing our architecture, driving efficiency in development and ongoing technology costs, further enhancing the stability and security of our network, and complying with data privacy regulations, and in next-generation retailing capabilities, including NDC and personalized offers, LCCs and full-service hotel PMS offerings. In 2021, we expect total capital expenditures to range from $60 million to $100 million. Technology costs include the cost of our technology transformation.
Through our technology transformation efforts, we expect to benefit from lower cloud infrastructure costs and higher margins, with material cost savings realized beginning in 2024. We believe that continued investment in our technology will help to provide us the necessary framework and infrastructure for a secure and stable architecture for our customers, grow our addressable market, provide new revenue opportunities, reduce costs and will help to improve sales of our software solutions. However, there are various risks associated with our technology transformation efforts, including not achieving the amount of anticipated cost savings, not completing the steps during their current projected time frame, or changing the approach leading to, among other things, additional changes in our mix of technology spend between operating expense and capitalization.
Geographic mix of travel bookings
The revenue recognized by our Travel Solutions business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. As a result of the COVID-19 pandemic, our mix of transactions shifted during 2020 such that domestic bookings now exceed international bookings, negatively impacting our revenue. The increase in domestic bookings is also partly due to an increase in leisure bookings over business travel. As business travelers have moved to a remote working environment with travel restrictions, leisure travel has increased impacting the domestic and international mix further. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America, which has been accentuated by the impacts of COVID-19. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. As we continue to invest in our technology and expand the travel content and functionality available in our GDS, we anticipate that we will continue to grow global market share. Booking share in the near term, however, could be impacted by the regional mix of travel bookings during recovery from COVID-19. We invest for sustainable share growth, and in certain parts of Asia-Pacific and Latin America, our share may be impacted by travel agency commercial arrangements we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below:

	Year Ended December 31,
	2020	2019

Direct Billable Bookings (1):
North America	64%	55%
APAC	10%	20%
EMEA	17%	16%
Latin America	9%	9%
Total	100%	100%
________________________________________________________________________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Solutions to measure operating performance and includes bookings made through our GDS and through our joint venture partners in cases where we are paid directly by the travel supplier.
Recent insolvencies and the impact of COVID-19 on Travel Solutions customers
In 2020, several Travel Solutions customers filed for bankruptcy but continued to operate. In April 2019, a customer of Travel Solutions, Jet Airways suspended flight operations and is now insolvent which negatively impacted our revenue in 2019 and 2020. Additionally, given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel and hotel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, our provision for expected credit losses increased in 2020 partially due to fully reserving for aged balances related to certain customers and bankruptcy-related reserves. In the future, we may incur additional credit losses if further bankruptcies occur or our customers lack the ability to pay for services performed. Additionally, bankruptcy proceedings may require the renegotiation of contractual terms that may not be favorable. Our revenue has and may continue to be impacted by contracting with our customers, including force majeure provisions and requests to renegotiate the terms of existing agreements prior to their expiration, including providing temporary concessions on contractual minimums. Future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and reduced Passengers Boarded due to delayed or uncertain implementations and insolvencies of airline carriers. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
Increasing travel agency incentive consideration
Travel agency incentive consideration is a large portion of Travel Solutions expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract.
This consideration grew in the double digits on a per booking basis in 2018 due to higher incentives in certain geographical markets and from new customer conversions and reverted to single-digit growth in 2019. Consideration on a per booking basis declined in 2020 as compared to the prior year due the COVID-19 pandemic; however, we remain focused on managing incentive consideration and expect continued single-digit growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be more than offset by growth in Travel Solutions revenue. This expectation is based in part on our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Travel buyers can shift their bookings to or from our Travel Solutions business
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, certain travel agencies have adopted a dual GDS provider strategy and shifted a sizeable portion of their business from our GDS to a competitor GDS, while other agencies have shifted a sizable portion their business to our GDS. Additionally, the impact of COVID-19 on travel buyers has caused them, and may continue to cause them, to select the GDS with the most favorable terms or contractual commitment.
Increasing importance of LCC/hybrids
LCC/hybrids have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired. On October 15, 2019, we acquired Radixx, an airline retailing software provider whose signature products are an LCC passenger service system and internet booking engine. We have invested in Radixx to expand its capabilities and expect to make additional investments to address the LCC space and continue to grow upmarket with a more competitive offering.
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Historically, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies and began to license software from software providers. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems; however, the impact of COVID-19 on the travel industry may cause delays in these decisions, which may impact new sales during the pandemic and recovery period. The shift from a model with initial license fees to one with recurring monthly fees associated with our SaaS and hosted solutions, has resulted in an ongoing revenue stream based on the number of passengers boarded. However, under the SaaS and hosted solutions revenue model, revenue recognition may be delayed due to longer implementation schedules for larger suppliers. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.
Growing demand for continued technology improvements in the fragmented hotel market
Most of the hospitality industry is highly fragmented. Independent hotels and small to medium sized chains (groups of less than 300 properties) comprise a majority of hotel properties and available hotel rooms, with global and regional chains comprising the balance. Hotels use a number of different technology systems to distribute and market their products and operate efficiently. We offer technology solutions to all segments of the hospitality industry. Our SynXis Central Reservation System integrates critical hospitality systems to optimize distribution, operations, retailing and guest experience via one scalable, flexible and intelligent platform. We believe the impact of COVID-19 on the hospitality industry highlights the benefits of a scalable solution such as our SynXis Central Reservation System. As these markets recover and begin to grow, we believe both independent and enterprise hotel owners and operators will continue to seek increased connectivity and integrated solutions to ensure access to global travelers. We anticipate that this will contribute to the continued growth of Hospitality Solutions, which is ultimately dependent upon these hoteliers accepting and utilizing our products and services.
Impact of customer consolidation in Hospitality Solutions
Growth through acquisition and brand consolidation is emerging as a strategy for enterprise hoteliers. This has resulted, and may continue to result, in customer de-migration as larger hotel chains consolidate acquired brands onto their existing technology platforms. Certain of our Hospitality Solutions customers were acquired by larger hoteliers, and it is possible that additional customer consolidations could occur in the future. We expect these consolidations to adversely impact revenue growth for the Hospitality Solutions business.
Continued focus by travel suppliers on cost cutting and exerting influence over distribution
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. Airline consolidations, pricing pressure during contract renegotiations and the use of direct distribution may continue to subject our business to challenges. The shift from indirect distribution channels, such as our GDS, to direct distribution channels, may result from increased content availability on supplier operated websites or from increased participation of meta search engines, such as Kayak and Google, which direct consumers to supplier operated websites. This trend may adversely affect our Travel Solutions contract renegotiations with suppliers that use alternative distribution channels. For example, airlines may withhold part of their content for distribution exclusively through their own direct distribution channels or offer more attractive terms for content available through those direct channels. This occurred in 2018 when certain European carriers began to withhold part of their content from our GDS to make use of alternative distribution channels, which may adversely affect our future revenue growth. In 2020, we reached an agreement with one such carrier to provide traditional content while enabling content via NDC. However, in North America, which is our largest region, the rate at which bookings have shifted from indirect to direct distribution channels has been relatively consistent for a number of reasons, including the increased participation of LCC/hybrids in direct channels. Over the last few years, notable carriers that previously only distributed directly, including Lion Air, Norwegian and Interjet, have signed agreements with our GDS. In addition, we signed a number of smaller airlines to new participation agreements in 2020, such as Fly Gangwon, Jazeera Airways and Thai Smile Airways. Other carriers such as Southwest Airlines and EVA Airways have further increased their participation in our GDS. Conversely, Air India fully migrated from our GDS during 2019.
These trends have impacted the revenue of Travel Solutions, which recognizes revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and direct distribution has also presented opportunities for Travel Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
Components of Revenues and Expenses
Revenues
Travel Solutions generates revenues from distribution activities through Direct Billable Bookings processed on our GDS, adjusted for estimated cancellations of those bookings. Travel Solutions also generates revenues from IT solutions activities from its product offerings including reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and booking data. Additionally, Travel Solutions generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized. Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.
Cost of revenue, excluding technology costs
Cost of revenue incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis. Cost of revenue excludes technology costs, which are presented separately below.
Corporate cost of revenue includes certain expenses such as stock-based compensation, restructuring charges and other items not identifiable with either of our segments.
Depreciation and amortization included in cost of revenue is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements purchased through acquisitions or established with our take private transaction in 2007. Cost of revenue also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
We have reclassified expenses on our statement of operations to provide additional clarification on our costs and to reflect the Strategic Realignment. For the years ended December 31, 2019 and 2018, we reclassified $1,179 million and $997 million, respectively, from cost of revenue to technology costs and $130 million and $140 million, respectively, from cost of revenue to selling, general, and administrative. As a result, cost of revenue decreased by $1,309 million and $1,137 million for the years ended December 31, 2019 and 2018 respectively.
Technology Costs
Technology costs incurred by Travel Solutions and Hospitality Solutions consist of expenses related to third-party providers and employee-related costs to operate technology operations including hosting, third-party software, and other costs associated with the maintenance and minor enhancement of our technology. Technology costs also include costs associated with our technology transformation efforts. Technology costs are less variable in nature and therefore may not correlate with related changes in revenue.
Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets for technology purchased through acquisitions or established through the take private transaction in 2007.
We have reclassified expenses on our statement of operations to provide additional clarification on our costs by separately reporting technology costs. For the year ended December 31, 2019, we reclassified $1,179 million from cost of revenue and $106 million from selling, general and administrative to technology costs. For the year ended December 31, 2018, we reclassified $997 million from cost of revenue and $102 million from selling, general and administrative to technology costs.

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
We have reclassified expenses on our statement of operations to provide additional clarification on our costs and to reflect the Strategic Realignment. For the years ended December 31, 2019 and 2018, we reclassified $130 million and $140 million, respectively, from cost of revenue to selling, general, and administrative and $106 million and $102 million, respectively, from selling, general and administrative to technology costs. As a result, selling, general and administrative expenses increased by $24 million and $38 million for the years ended December 31, 2019 and 2018, respectively.

Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Hospitality Solutions pays fees to Travel Solutions for hotel stays booked through our GDS.
Key Metrics
“Direct Billable Bookings” and “Passengers Boarded” are the primary metrics utilized by Travel Solutions to measure operating performance. Travel Solutions generates distribution revenue for each Direct Billable Booking, which includes bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our equity method investments in cases where we are paid directly by the travel supplier. Air Bookings are presented net of bookings cancelled within the period presented. Travel Solutions also recognizes IT solutions revenue from recurring usage-based fees for Passengers Boarded ("PBs"). The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System. These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2020	2019	2018	2020	2019
Travel Solutions
Direct Billable Bookings - Air	103,331	499,111	491,820	(79.3)%	1.5%
Direct Billable Bookings - LGS	21,353	67,197	66,454	(68.2)%	1.1%
Distribution Total Direct Billable Bookings	124,684	566,308	558,274	(78.0)%	1.4%
IT Solutions Passengers Boarded	322,714	741,107	752,548	(56.5)%	(1.5)%

Hospitality Solutions
Central Reservations System Transactions	67,046	108,482	88,655	(38.2)%	22.4%

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,334,100	$3,974,988	$3,866,956
Cost of revenue, excluding technology costs	579,010	1,726,157	1,654,376
Technology costs	1,156,723	1,285,204	1,098,641
Selling, general and administrative	586,406	600,210	551,923
Operating (loss) income	(988,039)	363,417	562,016
Interest expense, net	(235,091)	(156,391)	(157,017)
Loss on debt extinguishment	(21,626)	—	(633)
Equity method (loss) income	(2,528)	2,044	2,556
Other expense, net	(66,961)	(9,432)	(8,509)
(Loss) income from continuing operations before income taxes	(1,314,245)	199,638	398,413
Provision for income taxes	(39,913)	35,326	57,492
(Loss) Income from continuing operations	$(1,274,332)	$164,312	$340,921
Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$1,176,694	$3,723,000	$(2,546,306)	(68)%
Hospitality Solutions	174,628	292,880	(118,252)	(40)%
Total segment revenue	1,351,322	4,015,880	(2,664,558)	(66)%
Eliminations	(17,222)	(40,892)	23,670	(58)%
Total revenue	$1,334,100	$3,974,988	$(2,640,888)	(66)%
Travel Solutions—Revenue decreased $2,546 million, or 68%, for the year ended December 31, 2020 compared to the prior year, primarily due to:
• a $2,149 million, or 79%, decrease in transaction-based distribution revenue due to a 78% decrease in Direct Billable Bookings to 125 million resulting from lower transaction volume primarily as a result of reduced travel caused by the COVID-19 pandemic; and
•a $397 million decrease in IT solutions revenue consisting of a $265 million, or 52%, decrease in reservation revenue primarily due to the impact of the COVID-19 pandemic on our existing customer base and a $28 million decrease in revenue compared to the same period in the prior year due to the transition away from our services by certain customers and Jet Airways' insolvency in April 2019, partially offset by an increase of $12 million driven by the acquisition of Radixx in October 2019. Passengers Boarded, inclusive of Radixx, decreased by 56% to 323 million for the year ended December 31, 2020. Additionally, commercial and operations revenue decreased $132 million primarily due to the impact of the COVID-19 pandemic on our existing customer base.
Hospitality Solutions—Revenue decreased $118 million, or 40%, for the year ended December 31, 2020 compared to the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 38% to 67 million, as a result of the COVID-19 pandemic.

Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$363,623	$1,483,154	$(1,119,531)	(75)%
Hospitality Solutions	91,149	153,162	(62,013)	(40)%
Eliminations	(17,222)	(40,879)	23,657	(58)%
Total segment cost of revenue, excluding technology costs	437,550	1,595,437	(1,157,887)	(73)%
Corporate	27,867	8,094	19,773	244%
Depreciation and amortization	38,916	39,691	(775)	(2)%
Amortization of upfront incentive consideration	74,677	82,935	(8,258)	(10)%
Total cost of revenue, excluding technology costs	$579,010	$1,726,157	$(1,147,147)	(66)%
Travel Solutions—Cost of revenue decreased $1,120 million, or 75%, for the year ended December 31, 2020 compared to the prior year. The decrease was primarily the result of a $1,078 million decline in incentive consideration in all regions due to lower transaction volumes as a result of the COVID-19 pandemic, as well as a $37 million reduction in labor and professional services costs in connection with our cost reduction measures.
Hospitality Solutions—Cost of revenue decreased $62 million, or 40%, for the year ended December 31, 2020 compared to the prior year. The decrease was primarily driven by $55 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in labor costs in connection with our cost reduction measures.
Corporate—Cost of revenue associated with corporate costs increased $20 million, or 244%, for the year ended December 31, 2020 compared to the prior year. This increase was primarily due to a restructuring charge of $19 million for severance benefits. The increase is partially offset by a reduction in labor costs in connection with our cost reduction measures. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Depreciation and amortization—Depreciation and amortization decreased $1 million, or 2%, for the year ended December 31, 2020 compared to the prior year. The decrease is primarily due to customer implementations that became fully amortized during the year.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration decreased $8 million, or 10%, for the year ended December 31, 2020 compared to the prior year. The decrease is primarily due to a reduction in upfront consideration provided to travel agencies.
Technology Costs

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Technology Costs	$1,156,723	$1,285,204	$(128,481)	(10)%
Technology costs decreased by $128 million, or 10%, for the year ended December 31, 2020 compared to the prior year. The decrease is primarily driven by reductions impacting our Travel Solutions and Hospitality Solutions businesses, including a decrease in technology labor of $91 million and $12 million, respectively, in connection with our cost reduction measures, a decrease in depreciation and amortization of $46 million and $10 million, respectively, primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software, and a decline in technology costs of $55 million in our Travel Solutions business associated with lower transaction volumes resulting from the COVID-19 pandemic. This decrease is partially offset by a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs of $40 million and $6 million in our Travel Solutions and Hospitality Solutions businesses, respectively. Corporate technology costs increased due to a restructuring charge of $32 million for severance benefits. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Selling, general and administrative	$586,406	$600,210	$(13,804)	(2)%
Selling, general and administrative expenses decreased $14 million, or 2%, for the year ended December 31, 2020 compared to the prior year. The decrease is primarily driven by a decrease in labor and professional services costs of $43 million and $3 million in our Travel Solutions and Hospitality Solutions businesses, respectively, and a $29 million decrease in Corporate labor and professional services, each in connection with our cost reduction measures. In addition, other costs declined by approximately $25 million across the company from 2019 primarily in conjunction with our expense management initiatives. Corporate selling, general and administrative costs also declined due to a $27 million decrease in legal costs associated with the now-terminated acquisition of Farelogix. These decreases are substantially offset by an increase in the provision for expected credit losses of $38 million and $8 million in our Travel Solutions and Hospitality Solutions businesses, respectively, primarily related to fully reserving for aged balances related to certain customers, an increase in bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. Corporate related selling, general and administrative expenses increased as a result of a $20 million charge for severance benefits recorded in the current year, a $14 million abandonment charge associated with the closure of certain office locations in connection with our restructuring activities in the current year, and an increase of $32 million due to the reversal of a previously accrued loss in the prior year related to the US Airways legal matter. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Interest expense, net

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Interest expense, net	$235,091	$156,391	$78,700	50%
Interest expense increased $79 million, or 50%, for the year ended December 31, 2020 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. See Note 9. Debt for further details these debt transactions.
Loss on Extinguishment of Debt

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Loss on extinguishment of debt	$21,626	$—	$21,626	**
** not meaningful
As a result of the debt refinancing transactions during the year ended December 31, 2020, we recognized a loss on extinguishment of $22 million. In connection with the extinguishment in August 2020 of our 5.375% senior secured notes due April 2023, we recognized a loss on extinguishment of debt of $10 million which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million. In connection with our extinguishment of our 5.25% senior secured notes due November 2023 and our Term Loan A in December 2020, we recognized a loss on extinguishment of debt of $11 million which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million. See Note 9. Debt, to our consolidated financial statements for further details regarding these debt transactions.
Other expense, net

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$66,961	$9,432	$57,529	**
** not meaningful
Other expense, net increased $58 million for the year ended December 31, 2020 compared to the same period in the prior year primarily due to a $46 million charge related to termination payments in connection with our proposed acquisition of Farelogix, a pension plan settlement charge of $18 million, and a benefit recognized in the prior year associated with a reduction to our TRA liability due to the settlement of an audit. The increase is partially offset by a $10 million gain resulting from the sale of our headquarters buildings in the fourth quarter of 2020. See Note 3. Acquisitions, to our consolidated financial statements for further detail regarding the Farelogix acquisition and Note 12. Leases, to our consolidated financial statements for further details regarding the sale and leaseback transaction.
Provision for Income Taxes

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Provision for income taxes	$(39,913)	$35,326	$(75,239)	(213)%
Our effective tax rate for the year ended December 31, 2020 and 2019 was 3.0% and 17.7%, respectively. The decrease in the effective tax rate for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to a $202 million valuation allowance recorded on tax losses generated in the current tax year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective periods.

The differences between our effective tax rate and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences, valuation allowances, and tax credits.
Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Travel Solutions	$3,723,000	$3,628,941	$94,059	3%
Hospitality Solutions	292,880	273,079	19,801	7%
Total segment revenue	4,015,880	3,902,020	113,860	3%
Eliminations	(40,892)	(35,064)	(5,828)	17%
Total revenue	$3,974,988	$3,866,956	$108,032	3%
Travel Solutions—Revenue increased $94 million, or 3%, for the year ended December 31, 2019 compared to the prior year, primarily due to:
•a $79 million, or 3% increase in transaction-based distribution revenue primarily due to a 1% increase in Direct Billable Bookings to 566 million and growth in the average booking fee rate during the year ended December 31, 2019 due to a discrete shift in the distribution pricing structure for specific European carriers and favorable mix primarily resulting from growth in hotel bookings which have a higher rate; and
•a $15 million increase in IT solutions revenue primarily due to a $10 million increase in commercial and operations revenue driven by license fee revenue from new implementations recognized upon delivery to the customer as well as an increase in revenue related to services and new implementations. Additionally, reservation revenue increased $5 million for the year ended December 31, 2019 compared to the prior year primarily driven by the acquisition of Radixx and organic growth in our existing customer base despite the decline in Passengers Boarded which was driven by the demigration of the certain customers as well as the impact of Jet Airways' insolvency and the impact of the 737 Max incident on a particular customer.
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

Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Travel Solutions	$1,483,154	$1,425,084	$58,070	4%
Hospitality Solutions	153,162	137,957	15,205	11%
Eliminations	(40,879)	(35,064)	(5,815)	17%
Total segment cost of revenue, excluding technology costs	1,595,437	1,527,977	67,460	4%
Corporate	8,094	5,787	2,307	40%
Depreciation and amortization	39,691	42,990	(3,299)	(8)%
Amortization of upfront incentive consideration	82,935	77,622	5,313	7%
Total cost of revenue, excluding technology costs	$1,726,157	$1,654,376	$71,781	4%
Travel Solutions—Cost of revenue increased $58 million, or 4%, for the year ended December 31, 2019 compared to the prior year, partially as a result of a $71 million increase in incentive consideration primarily due to volume growth in North America bookings as well as rate increases across all regions. The increase is offset by a reduction in labor and professional services costs of $14 million.
Hospitality Solutions—Cost of revenue increased $15 million, or 11%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by a $14 million increase in transaction-related costs to support the growth of our business.
Corporate—Cost of revenue associated with corporate costs increased $2 million, or 40%, for the year ended December 31, 2019 compared to the prior year. This increase was primarily driven by an increase in headcount-related expenses.
Depreciation and amortization—Depreciation and amortization decreased $3 million, or 8% for the year ended December 31, 2019 compared to the prior year. The decrease was primarily due to customer implementations that became fully amortized during the year.
Amortization of upfront incentive consideration—Amortization of upfront incentive consideration increased $5 million, or 7%, for the year ended December 31, 2019 compared to the prior year primarily due to an increase in upfront consideration provided to travel agencies.
Technology Costs

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Technology Costs	$1,285,204	$1,098,641	$186,563	17%
Technology costs increased $187 million, or 17%, for the year ended December 31, 2019 compared to the prior year. The increase in both our Travel Solutions and Hospitality Solutions businesses is primarily driven by the decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs of $124 million and $29 million, respectively. Investments pertaining to the modernization, stability, and security of our technology platforms resulted in increased technology costs of $32 million and $4 million in our Travel Solutions and Hospitality Solutions businesses, respectively. Depreciation and amortization increased $11 million compared to the prior year related to our Hospitality Solutions business, primarily due to the completion of software developed for internal use. This increase was partially offset by a decrease in labor-related costs in both our Travel Solutions and Hospitality Solutions businesses of $9 million and $8 million, respectively.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change

	(Amounts in thousands)
Selling, general and administrative	$600,210	$551,923	$48,287	9%
Selling, general and administrative expenses increased by $48 million, or 9%, for the year ended December 31, 2019 compared to the prior year, primarily driven by an increase in labor costs of $13 million and $2 million in our Travel Solutions and Hospitality Solutions businesses, respectively, and an increase in the provision for expected credit losses of $13 million in our Travel Solutions business. Corporate selling, general and administrative expenses increased due to an increase in legal costs associated with the now-terminated acquisition of Farelogix of $41 million, an increase in labor costs of $9 million, and an increase in other antitrust litigation expenses of $3 million. The increase was partially offset by the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 17. Commitments and Contingencies, to our consolidated financial statements for further information.
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
Liquidity and Capital Resources
In the current environment, our current principal sources of liquidity is our cash and cash equivalents on hand. As a result of the significant adverse impact of the COVID-19 pandemic on our financial results and liquidity, we took the following actions in 2020:
•Raised $1.1 billion from the issuance of senior secured and exchangeable notes;
•Raised $598 million in net proceeds from our common stock and mandatory convertible preferred offerings;
•Drew down on our Revolver in the amount of $375 million;
•Reduced our real estate footprint with the sale and leaseback of our headquarters buildings, resulting in net proceeds of $69 million;
•Implemented cost-savings actions as described in "—Recent Developments Affecting our Results of Operations";
•Refinanced over $2 billion of debt;
•Extended our debt maturities to 2023 for the Revolver and 2024 and beyond for our remaining debt maturities; and
•Suspended common stock dividends and share repurchases under our Share Repurchase Program.

Our ending cash balance as of December 31, 2020 was $1.5 billion. See "—Recent Events Impacting Our Liquidity and Capital Resources” for further information.

As of December 31, 2020 and 2019, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$1,499,665	$436,176
Available balance under the Revolver	15,326	388,396
Reductions to the Revolver:
Revolver outstanding balance	375,000	—
Outstanding letters of credit	9,674	11,604
On March 17, 2020, we drew $375 million under the Revolver to supplement our liquidity needs. We had $375 million outstanding under the Revolver as of December 31, 2020 and no balance outstanding as of December 31, 2019. Borrowing availability under our Revolver is reduced by our outstanding letters of credit and restricted cash collateral. We had outstanding letters of credit totaling $10 million and $12 million as of December 31, 2020 and 2019, respectively, which reduced our overall credit capacity under the Revolver. Our Revolver matures on November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions. See “—Senior Secured Credit Facilities .”
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2020 and 2019.
We do not consider the undistributed earnings to be indefinitely reinvested as of December 31, 2020, with certain limited exceptions. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2020, and, accordingly, have not provided deferred taxes on any outside basis differences. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Liquidity Outlook
Given the magnitude of travel decline and the uncertain duration of the COVID-19 impact, we continue to monitor travel activity and take additional steps should we determine they are necessary to support our liquidity position. During the fourth quarter of 2020, in conjunction with a refinancing transaction, we reduced the minimum liquidity requirement under our Senior Secured Credit Facilities from $450 million to $300 million, which remains in place as long as the covenant suspension resulting from a "Material Travel Event Disruption" (See "—Senior Secured Credit Facilities " below) remains in effect. Through our refinancing efforts, with the exception of the Revolver as described above, we also extended our debt maturity profile to 2024 such that we have no significant near-term debt maturities.
We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline generally in line with bookings and including other variable expenses that are subject to our cost savings measures. A significant amount of variable expense has declined in line with the overall reduction in travel volumes resulting from the COVID-19 pandemic. Our technology costs are less variable in nature than other transaction-based costs and include costs associated with our technology transformation. Technology costs represent a significant portion of our cost base that is not considered adjustable in the near term. As noted above, we implemented cost-savings actions, to manage our ongoing cost structure. See "—Recent Developments Affecting our Results of Operations" for further information.
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. We have suspended share repurchases under our Share Repurchase Program as well as the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Due to the significant adverse impact of the COVID-19 pandemic on our business, we have generated significant net operating losses in the current year. As a result, we do not expect to be a U.S. federal cash taxpayer in 2021.
Given the near-term risks around transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition and expected transaction volumes, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. We may conduct additional debt or equity offerings to provide additional liquidity, pay down debt or support future strategic investments. See “—Recent Events Impacting Our Liquidity and Capital Resources.”
The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, or outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value, improve our liquidity position, enhance financial performance, or support future strategic investments. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or utilization of our Revolver.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including the impacts of COVID-19. See “Risk Factors—The ongoing impact of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain" and "—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment extending debt maturities to 2027. Refer to "—Senior Secured Credit Facilities" below for further information.
On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of the 7.375% senior secured notes due 2025 (the "September 2025 Notes"). The September 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The September 2025 Notes bear interest at a rate of 7.375% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The September 2025 Notes mature on September 1, 2025. The net proceeds received from the sale of the September 2025 Notes, net of underwriting fees and commissions, plus cash on hand, were used to: (1) repay approximately $319 million principal amount of debt under the Term Loan A; (2) redeem all of the $530 million outstanding 5.375% senior secured notes due 2023; and (3) repay approximately $3 million principal amount of debt under the Term Loan B. See Note 9. Debt, to our consolidated financial statements for further information.
On April 17, 2020, Sabre GLBL entered into two new debt agreements consisting of the following: (1) $775 million aggregate principal amount of 9.25% senior secured notes due 2025 (the "Secured Notes") and (2) $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the "Exchangeable Notes," and together with the Secured Notes, the "Notes"). See Note 9. Debt, to our consolidated financial statements for further information.
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
Equity Offerings
On August 24, 2020, we completed concurrent offerings of (1) 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") which generated net proceeds of approximately $323 million and (2) 41,071,429 shares of common stock which generated net proceeds of approximately $275 million.
Unless previously converted, each share of Preferred Stock will automatically convert, for settlement on the mandatory conversion date, which is expected to be September 1, 2023 into between 11.9048 and 14.2857 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. Holders of the Preferred Stock will have the right to convert all or any portion of their shares of their Preferred Stock at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “make-whole fundamental change” (as defined in Certificate of Designations governing the Preferred Stock) will be settled at the minimum conversion rate. In addition, the conversion rate applicable to such an early conversion may in certain circumstances be increased to compensate holders of the Preferred Stock for certain unpaid accumulated dividends. If a make-whole fundamental change occurs, then holders of the Preferred Stock will, in certain circumstances, be entitled to convert their Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments. The Preferred Stock is not subject to redemption at the Company’s option. If the Company liquidates, dissolves or winds up, whether voluntarily or involuntarily, then, subject to the rights of any of the Company’s creditors or holders of any outstanding liquidation senior stock, each share of Preferred Stock will entitle the holder thereof to receive payment for the following amount out of the Company’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, any liquidation junior stock: (1) the liquidation preference per share of Preferred Stock, which is equal to $100.00 per share; and (2) all unpaid dividends that will have accumulated on such share to, but excluding, the date of such payment.
Dividends on Preferred Stock
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $8 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2020. During the year ended December 31, 2020, we paid cash dividends on our preferred stock of $6 million. In February 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2021 to holders of record of the Preferred Stock on February 15, 2021. Subject to certain exceptions, so long as any share of Preferred Stock remains outstanding, no dividends or distributions will be declared or paid on shares of the Company’s common stock or any other class or series of stock ranking junior to the Preferred Stock, and no common stock or any other class or series stock ranking junior to the Preferred Stock will be purchased, redeemed or otherwise acquired for value by the Company or any of its subsidiaries unless, in each case, all accumulated and unpaid dividends for all prior completed dividend periods, if any, have been paid in full. In addition, if (i) less than all accumulated and unpaid dividends on the outstanding Preferred Stock have been declared and paid as of any dividend payment date or (ii) the board of directors declares a dividend on the Preferred Stock that is less than the total amount of unpaid dividends on the outstanding preferred stock that would accumulate to, but excluding, any dividend payment date, no dividends may be declared or paid on any parity stock, unless dividends are declared on the shares of Preferred Stock on a pro rata basis. If accumulated dividends on the outstanding Preferred Stock have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, then, subject to the other provisions of the Preferred Stock, the authorized number of the Company’s directors will automatically increase by two and the holders of the Preferred Stock, voting together as a single class with the holders of each class or series of voting parity stock, if any, will have the right to elect two directors to fill such two new directorships at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose).
Dividends on Common Stock
During the year ended December 31, 2020, we paid a quarterly cash dividend of $0.14 per share of our common stock totaling $39 million. As a result of the significant adverse impact of the COVID-19 pandemic on our financial results and liquidity, on March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the year ended December 31, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchase under the Share Repurchase Program as of December 31, 2020.
Senior Secured Credit Facilities
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans is 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base bate, respectively. The net proceeds from the issuance were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. Additionally, on December 17, 2020, Sabre GLBL entered into "an Amendment No. 3 to the Amended and Restated Credit Agreement (the "Pro Rata Amendment and the Refinancing Amendment")" which reduced the minimum liquidity requirement in the financial performance described outlined below from $450 million to $300 million. We incurred no material additional indebtedness as a result of these transactions, other than amounts covering certain interest, fees and expenses.
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $450 million on a monthly basis (reduced to $300 million pursuant to the refinancing in December 2020 as discussed above). In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver are between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing.
The applicable margins for the Term Loan B are 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans. The maturity date of Term Loan B is February 22, 2024.
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
As of December 31, 2020, the capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption has occurred. As such, the leverage ratio covenant has been suspended for at least the fourth quarter of 2020 and first quarter of 2021.
We are also required to pay down the Term Loan B by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2019, we were not required to make an excess cash flow payment in 2020, and no excess cash flow payment is required in 2021 with respect to our results for the year ended December 31, 2020. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. See “Risk Factors—We are exposed to interest rate fluctuations.” We anticipate amending our Amended and Restated Credit Agreement prior to the phaseout of LIBOR to provide for a Eurocurrency rate alternative to LIBOR.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the

"Pre-IPO Existing Stockholders"). In connection with the TRA, we made payments, including interest, of $72 million in January 2020, $105 million in 2019, and $60 million in 2018, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.
Cash Flows
Operating Activities
Cash used in operating activities totaled $770 million for the year ended December 31, 2020. The $1.4 billion decrease in operating cash flow from 2019 is primarily due to the impact of COVID-19 on the travel industry and on our results of operations during 2020, severance payments of $48 million related to restructuring activities during 2020, additional interest payments of $29 million resulting from debt refinancing activities during 2020, acquisition termination fees paid in 2020 of $21 million, and net cash outflows to carriers resulting from the cancellations of previous bookings. This decrease in operating cash flow was partially offset by a $44 million decrease in upfront incentive consideration payments and a $31 million decrease in tax payments.
We expect our cash burn rate to improve sequentially during 2021. We expect the first quarter of 2021 to be negatively impacted by the timing of significant working capital items relative to other quarters in 2021, including the payment of a significant portion of our remaining $23 million severance liability.
Cash provided by operating activities totaled $581 million for the year ended December 31, 2019. The $144 million decrease in cash flow provided by operating activities from 2018 is primarily due to the increase in technology expenditures, driven by the execution of our technology strategy, including cloud migration, mainframe offload and utilization of agile development methods, which increases the expensed portion of our total technology spend and reduces net income.
Investing Activities
For the year ended December 31, 2020, we had $69 million provided by proceeds from the sale of our two headquarter buildings. Cash provided from the sale was offset by cash used of $65 million on capital expenditures, including $41 million related to software developed for internal use.
For the year ended December 31, 2019, we used cash of $243 million in investing activities, including $107 million used in the acquisition of Radixx, net of cash acquired, and $89 million related to software developed for internal use. Additionally, we used cash of $20 million as an advance of purchase price to Farelogix for certain attorneys' fees. Refer to Note 3. Acquisitions for additional information on the now-terminated Farelogix acquisition agreement.
Financing Activities
For the year ended December 31, 2020, we used $1,838 million for financing activities. Significant highlights of our financing activities included:
•proceeds from borrowings under the Notes of $1,970 million;
•proceeds from issuance of stock of $598 million;
•proceeds from borrowings under the Revolver of $375 million;
•payment of $1,030 million on senior secured notes due 2023;
•payment of $503 million on Term Loan A and Term Loan B;
•fourth and final annual payment on the TRA liability for $72 million , excluding interest;
•payment of $78 million on debt issuance costs;
•payment of $39 million in dividends on our common stock;
•net payments of $6 million from the settlement of employee stock-option awards, including payments of $6 million in income tax withholdings associated with the settlement of employee restricted-stock awards; and
•payment of $5 million on our capital leases.
For the year ended December 31, 2019, we used $410 million for financing activities. Significant highlights of our financing activities included:
•payment of $154 million in dividends on our common stock;
•payment of $45 million on our revolving credit facility and $62 million ion our Term Loan A and Term Loan B, offset by proceeds of $45 million from borrowings on our revolving credit facility;
•annual payment on the TRA liability for $101 million, excluding interest;
•repurchase of 3,673,768 shares of our common stock outstanding totaling $78 million; and

•net payments of $6 million from the settlement of employee stock-option awards, including $7 million in proceeds from the exercise of employee stock options, net of payments for $13 million in income tax withholdings associated with the settlement of employee stock-based awards.
Discontinued Travelocity Business
Cash flows used in discontinued operating activities were $3 million and $2 million for the years ended December 31, 2020 and 2019, respectively. The cash flows used by discontinued operations for the year ended December 31, 2020 and 2019 primarily resulted from expenses associated with legal contingencies related to hotel occupancy taxes.
Contractual Obligations
As of December 31, 2020, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Total debt(1)	$296,081	$278,424	$645,639	$1,959,950	$2,071,939	$664,817	$5,916,850
Operating lease obligations(2)	40,426	22,746	17,591	15,862	11,115	60,670	168,410
IT outsourcing agreement(3)	216,200	251,350	254,246	285,120	290,073	1,348,982	2,645,971
Purchase obligations(4)	134,074	41,257	22,577	12,001	12,000	24,000	245,909
Letters of credit(5)	5,656	3,536	—	135	347	—	9,674
Unrecognized tax benefits(6)	—	—	—	—	—	95,716	95,716
Total contractual cash obligations(7)	$692,437	$597,313	$940,053	$2,273,068	$2,385,474	$2,194,185	$9,082,530
_______________________
(1)Includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2025, senior exchangeable notes due 2025 and finance lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which obligation is not reflected in the table above. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. For purposes of this table, we have used projected LIBOR rates for all future periods. See Note 9. Debt, to our consolidated financial statements.
(2)We lease approximately 1.3 million square feet of office space in 70 locations in 38 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 50 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See Note 12. Leases, to our consolidated financial statements.
(3)Represents minimum amounts due to DXC under the terms of an outsourcing agreement through which DXC manages a significant portion of our information technology systems. Also reflects minimum amounts due under other information technology agreements that contain minimum committed spend. Actual payments may vary significantly from the minimum amounts presented.
(4)Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(5)Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders, which we primarily issue in the normal course of business. The contractual expiration dates of these letters of credit are shown in the table above. There were no claims made against any standby letters of credit during the years ended December 31, 2020, 2019 and 2018.
(6)Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.
(7)Excludes pension obligations, see Note 16. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the years ended December 31, 2020, 2019 and 2018.
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
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with customers of our Travel Solutions business may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. In addition, from time to time, we enter into agreements with customers to provide access to Travel Solutions' GDS and, at or near the same time, enter into a separate agreement to provide IT solutions through SaaS and hosted delivery. These multiple performance obligation arrangements involve judgments, including estimates of the selling prices of goods and services, attribution of variable consideration, assessments of the likelihood of nonpayment and estimates of total costs and costs to complete a project.
Revenue recognition from our IT Solutions products requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods. Our forecasted volumes were significantly impacted in 2020 due to the impacts of COVID-19 on our customers which had, and will continue to have, a significant impact on our current and future revenues.
We evaluate revenue recognition for agreements with customers which generally are represented by individual contracts but could include groups of contracts if the contracts are executed at or near the same time. Typically, access to our GDS and our professional service fees are separated from the implementation and software services. We account for separate performance obligations on an individual basis with value assigned to each performance obligation based on our best estimate of relative standalone selling price ("SSP"). Judgment is required to determine the SSP for each distinct performance obligation. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed calendar year to determine the range of selling prices applicable to a distinct good or service. In making these judgments, we analyze various factors, including discounting practices, price lists, contract prices, value differentiators, customer segmentation and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our market strategies evolve, we may modify pricing practices in the future which could result in changes to SSP.
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the year ended December 31, 2020, we did not impair any of these assets as a result of the related contracts becoming uncollectable, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.

Air Booking Cancellation Reserve
Transaction revenue for airline travel reservations is recognized by Travel Solutions at the time of the booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation rates could vary materially, with a corresponding variation in revenue net of estimated future cancellations. Factors that could have a significant effect on our estimates include global security issues, epidemics or pandemics (such as that experienced in the current year as a result of COVID-19), natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. The air booking cancellation reserve was $18 million as of December 31, 2020. If international cancellations increased by 10% on the same estimated base of cancelled bookings, the reserve as of December 31, 2020 would increase by $1 million. If total bookings expected to cancel increased by 10%, the reserve as of December 31, 2020 would increase by $2 million.
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
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically provide for credit losses against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and adjusting for current customer-specific factors indicating financial instability and other macroeconomic factors that correlate with the expected collectability of our receivables. All receivables aged over twelve months are fully reserved. Macro economic factors, including the economic downtown, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may result in the restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates, resulting in a material impact to our results of operations. See Note 8. Credit Losses, to our consolidated financial statements for further considerations involved in the development of this estimate.
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
Goodwill and Long-Lived Assets
We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. As a result of the Strategic Realignment, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. Goodwill related to our reporting units totaled $2.6 billion as of December 31, 2020.
Due to triggering events related to the COVID-19 pandemic, we performed a quantitative assessment, as of March 31, 2020. This assessment was based on our current projections and was subject to various risks, uncertainties and estimates including: (1) forecasted revenues, expenses and cash flows, including future travel supplier capacity and load factors on those estimates and technology costs, (2) the duration and extent of the impact of the COVID-19 pandemic on our business and our customers, (3) current discount and long-term growth rates, (4) the reduction in our market capitalization, (5) current market transaction trends and (6) changes to the regulatory environment impacting our industry. See Note 11. Fair Value Measurements, to our consolidated financial statements. In estimating fair value, we considered current estimates of recovery in global passenger traffic volume to pre-COVID-19 levels. Should a significant change in the estimated recovery period elongate further than our expectations, it could have a material impact on our estimates of fair value. Additionally, we increased discount rates to account for increased risk within our business and estimates. Our interim quantitative impairment assessment as of March 31, 2020 determined that our goodwill was not impaired.
We updated our goodwill assessment quarterly on a qualitative basis during 2020 and determined that our goodwill was not impaired at any reporting date in 2020. Our qualitative assessments considered recent information available regarding the anticipated duration of the recovery period which we believe to be a key assumption, including information as of November 2020 from the International Air Transport Association (IATA) that forecast in its base-case scenario that global passenger traffic is not expected to return to pre-COVID-19 levels until 2024. As of December 31, 2020, based on a qualitative analysis, the fair value exceeded the carrying value for each of our two reporting units by more than 20%. Additionally, we did not record any goodwill impairment charges for the years ended December 31, 2019 and 2018.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2020, 2019 and 2018.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as the impact of COVID-19 on a particular customer, a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. During 2020, we considered current estimates of recovery from the COVID-19 pandemic to 2019 levels, which we believe to be a key assumption in our assessment of recoverability. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. For the year ended December 31, 2020, we recorded $10 million in impairments associated with unrecoverable amounts in capitalized implementation costs. During the year ended December 31, 2019, we recorded $2 million in impairments associated with unrecoverable amounts in capitalized implementation costs.
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
During the years ended December 31, 2020, 2019 and 2018, we capitalized $41 million, $89 million, and $252 million, respectively, related to software developed for internal use. During the year ended December 31, 2020, we recorded an impairment charge of $5 million associated with software developed for internal use based on our analysis of the recoverability of such amounts.
Income and Non-Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. The COVID-19 pandemic has caused increased uncertainty in determining certain key assumptions within the assessment of our future taxable income upon which recognition of deferred tax assets is assessed. At year end, we had a valuation allowance on a portion of our deferred tax assets based on our assessment that it is more likely than not that the deferred tax asset will not be realized. We believe that our estimates for the valuation allowances against deferred tax assets are appropriate based on current facts and circumstances.
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back net operating losses ("NOLs") to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we established a valuation allowance on a portion of our U.S. deferred tax assets of $165 million as of December 31, 2020. We also established and maintained a U.S. state valuation allowance on current year losses and other deferred tax assets of $15 million and $5 million as of December 31, 2020 and 2019, respectively. For non-U.S. deferred tax assets of certain subsidiaries, we established and maintained a valuation allowance on current year losses and other deferred tax assets of $71 million and $33 million as of December 31, 2020 and 2019, respectively. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2020 and 2019, we had a liability, including interest and penalty, of $96 million and $81 million, respectively, for unrecognized tax benefits, of which $77 million and $63 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
Interest Rate Risk
As of December 31, 2020, our exposure to interest rates relates primarily to our interest rate swaps, our senior secured credit facilities and our borrowings on our Revolver. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2020, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
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
Interest rate swaps outstanding at December 31, 2020 and matured during the years ended December 31, 2020, 2019 and 2018 are as follows:

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
(1)Subject to a 1% floor.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to a 0% floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a liability of $16 million and $15 million at December 31, 2020 and 2019, respectively.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2020, foreign currency operations included $98 million of revenue and $373 million of operating expenses, representing approximately 7% and 16% of our total revenue and operating expenses, respectively. During the year ended December 31, 2019, foreign currency operations included $246 million of revenue and $572 million of operating expenses, representing approximately 6% and 16% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 4% and 7% of our operating expenses for the years ended December 31, 2020 and 2019, respectively. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we hedge a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, the Singaporean Dollar, and the Swedish Krona. Additionally,

approximately 26% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
Our forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. As a result, as of December 31, 2020, we have no unsettled forward contracts and have not entered into any foreign currency forward contracts for 2021.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ equity. We recognized net translation gains in other comprehensive income (loss) of $8 million for the year ended December 31, 2020 and net translation losses of $2 million and $4 million for the years ended December 31, 2019 and 2018, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2020 and 2019, approximately $183 million, or 74%, and $375 million, or 82%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the Airline Clearing House (“ACH”).
As of December 31, 2020, 2019 and 2018, approximately 52%, 59%, and 61%, respectively, of our air customers make payments through the ACH which accounts for approximately 63%, 89% and 94%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $595 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation. Contracts with variable consideration may require forecasts over the term of the contract to determine the appropriate rate used to recognize revenue.

Auditing management’s recognition of IT Solutions revenue was complex and involved a high degree of judgment because of the significant management judgments and estimates required to identify the distinct performance obligations, estimate and allocate contract consideration, and determine the rate used to recognize revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to the Company’s process for recognizing IT Solutions revenue, including management’s review of the significant judgments and estimates used in the identification of distinct performance obligations, the estimation and allocation of amounts to each performance obligation, the estimation of revenue to constrain, and the determination of the rate used to recognize revenue.

Our audit procedures included, among others, testing management’s identification of the distinct performance obligations based on terms in the contracts and the Company’s policies. Our procedures also included testing the judgments and estimates used to determine the rate to recognize revenue and estimation of revenue to constrain, based on the contractual minimums, tiered pricing and other discounts, current economic conditions and customer concessions. To test the calculation of the amount of consideration allocated to each distinct performance obligation, we performed procedures to test management’s judgments and assumptions related to the allocation of consideration to each distinct performance obligation. Our procedures included an evaluation of the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation of revenue recognized. We have also evaluated the adequacy of the Company’s IT Solutions revenue disclosures included in Note 2 in relation to these revenue recognition matters.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 of the financial statements, the Company operates in the United States and multiple international jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge income tax positions on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2020, the Company accrued liabilities of $96 million for uncertain tax positions, including penalties and interest.

Auditing management’s estimate of the amount of tax benefit that qualifies for recognition involved auditor judgment and use of tax professionals with specialized skills and knowledge to evaluate the Company’s interpretation of, and compliance with, tax laws and legal rulings across its multiple subsidiaries located in multiple taxing jurisdictions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over the Company’s assessment of the technical merits of tax positions and management’s process to measure the benefit of those tax positions.

Among other procedures performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant information, local income tax laws, and legal rulings. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 7 in relation to these tax matters.

Estimates Impacted by Coronavirus (COVID-19)
Description of the Matter
As discussed in Note 1 of the financial statements, the Company utilizes estimates in evaluating the recoverability of the carrying value of long-lived assets and goodwill, capitalized implementation costs, subscriber payments, accounts receivable and reserves for estimated air booking cancellations. The COVID-19 pandemic has had a significant and adverse impact on the Company as well as its customers. As the extent and duration of the impact is unknown, there is a high degree of uncertainty around transaction volumes in the global travel industry, which results in significant judgment in determining the underlying forecasted cash flows and other key assumptions utilized in these estimates to evaluate the recoverability of these assets and the amount of the cancellation reserve.

Auditing management’s judgments in estimating forecasted cash flows was complex and involved a high degree of judgment because of the high degree of uncertainty around future transaction volumes in the global travel industry, including forecasted airline booking cancellations. Additionally, the assumptions are affected by future market and economic conditions, airline insolvency, suspension of travel services or actions taken by local governments that may reduce travel and hospitality activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to estimating the recoverability of the carrying value of long-lived assets and goodwill, capitalized implementation costs, subscriber payments and accounts receivable, as well as controls related to estimating future airline booking cancellations impacting the determination of the air booking cancellation reserve, including management’s review of the significant judgments in the cash flow forecasts. We also tested controls over management’s review of the data used in their cash flow forecasts.

Our audit procedures included, among others, assessing methodologies and testing the significant assumptions in the cash flow forecasts and the underlying data used by the Company in its analyses, including the estimated period in which travel will return to pre pandemic volumes. For example, we performed procedures to test significant assumptions related to future air booking cancellation activity and performed sensitivity analyses to evaluate how those assumptions affect the air booking cancellation reserve. We also compared projected cash flows to the Company’s historical cash flows and other available industry and general economic information and performed sensitivity analyses of the significant assumptions in evaluating the recoverability of the related assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2021

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,334,100	$3,974,988	$3,866,956
Cost of revenue, excluding technology costs	579,010	1,726,157	1,654,376
Technology costs	1,156,723	1,285,204	1,098,641
Selling, general and administrative	586,406	600,210	551,923
Operating (loss) income	(988,039)	363,417	562,016
Other income (expense):
Interest expense, net	(235,091)	(156,391)	(157,017)
Loss on extinguishment of debt	(21,626)	—	(633)
Equity method (loss) income	(2,528)	2,044	2,556
Other, net	(66,961)	(9,432)	(8,509)
Total other expense, net	(326,206)	(163,779)	(163,603)
(Loss) income from continuing operations before income taxes	(1,314,245)	199,638	398,413
Provision for income taxes	(39,913)	35,326	57,492
(Loss) income from continuing operations	(1,274,332)	164,312	340,921
Income (loss) from discontinued operations, net of tax	2,788	(1,766)	1,739
Net (loss) income	(1,271,544)	162,546	342,660
Net income attributable to noncontrolling interests	1,200	3,954	5,129
Net (loss) income attributable to Sabre Corporation	(1,272,744)	158,592	337,531
Preferred stock dividends	7,659	—	—
Net (loss) income attributable to common stockholders	$(1,280,403)	$158,592	$337,531

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(4.43)	$0.58	$1.22
Income (loss) from discontinued operations	0.01	(0.01)	0.01
Net (loss) income per common share	$(4.42)	$0.57	$1.23
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(4.43)	$0.58	$1.21
Income (loss) from discontinued operations	0.01	(0.01)	0.01
Net (loss) income per common share	$(4.42)	$0.57	$1.22
Weighted-average common shares outstanding:
Basic	289,855	274,168	275,235
Diluted	289,855	276,217	277,518

Dividend per common share	$0.14	$0.56	$0.56
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(1,271,544)	$162,546	$342,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	7,698	(1,946)	(3,651)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of $3,447, $2,379 and $6,223	(11,778)	(8,269)	(19,143)
Pension settlement, net of taxes of $(4,066), $—, $—	14,005	—	—
Amortization of prior service credits, net of taxes of $321, $321 and $321	(1,111)	(1,111)	(1,112)
Amortization of actuarial losses, net of taxes of $(1,934), $(1,400) and $(1,624)	6,677	5,421	5,739
Net change in retirement-related benefit plans, net of tax	7,793	(3,959)	(14,516)
Derivatives:
Unrealized (losses) gains, net of taxes of $5,571, $4,497 and $1,474	(20,521)	(15,217)	(6,842)
Reclassification adjustment for realized losses, net of taxes of $(4,959), $(1,469) and $(1,248)	17,890	5,507	3,677
Net change in derivatives, net of tax	(2,631)	(9,710)	(3,165)
Share of other comprehensive income (loss) of equity method investments	489	(967)	(635)
Other comprehensive income (loss)	13,349	(16,582)	(21,967)
Comprehensive (loss) income	(1,258,195)	145,964	320,693
Less: Comprehensive income attributable to noncontrolling interests	(1,200)	(3,954)	(5,129)
Comprehensive (loss) income attributable to Sabre Corporation	$(1,259,395)	$142,010	$315,564
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,499,665	$436,176
Accounts receivable, net	255,468	546,533
Prepaid expenses and other current assets	132,972	139,211
Total current assets	1,888,105	1,121,920
Property and equipment, net of accumulated depreciation	363,491	641,722
Equity method investments	24,265	27,494
Goodwill	2,636,546	2,633,251
Acquired customer relationships, net of accumulated amortization	289,150	311,015
Other intangible assets, net of accumulated amortization	222,216	262,638
Deferred income taxes	24,181	21,812
Other assets, net	629,768	670,105
Total assets	$6,077,722	$5,689,957

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$115,229	$187,187
Accrued compensation and related benefits	86,830	94,368
Accrued subscriber incentives	100,963	316,254
Deferred revenues	99,470	84,661
Other accrued liabilities	193,383	189,548
Current portion of debt	26,068	81,614
Tax Receivable Agreement	—	71,911
Total current liabilities	621,943	1,025,543
Deferred income taxes	72,744	107,402
Other noncurrent liabilities	380,621	347,522
Long-term debt	4,639,782	3,261,821
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.01 par value, 225,000 authorized, 3,340 and no shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation value of $334,000 and $— as of December 31, 2020 and 2019, respectively	33	—
Common stock: $0.01 par value; 1,000,000 authorized shares; 338,662 and 294,319 shares issued, 317,297 and 273,733 shares outstanding at December 31, 2020 and 2019, respectively	3,387	2,943
Additional paid-in capital	3,052,953	2,317,544
Treasury stock, at cost, 21,365 and 20,587 shares at December 31, 2020 and 2019, respectively	(474,790)	(468,618)
Accumulated deficit	(2,090,022)	(763,482)
Accumulated other comprehensive loss	(135,957)	(149,306)
Noncontrolling interest	7,028	8,588
Total stockholders’ equity	362,632	947,669
Total liabilities and stockholders’ equity	$6,077,722	$5,689,957
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(1,271,544)	$162,546	$342,660
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	363,743	414,621	413,344
Amortization of upfront incentive consideration	74,677	82,935	77,622
Stock-based compensation expense	69,946	66,885	57,263
Provision for expected credit losses	65,710	20,563	7,749
Deferred income taxes	(46,234)	(22,925)	43,099
Acquisition termination fee	24,811	—	—
Loss on extinguishment of debt	21,626	—	633
Amortization of debt discount and issuance costs	18,939	3,972	3,981
Pension settlement charge	18,071	—	—
Facilities-related charges	5,816	—	—
Impairment and related charges	8,684	—	—
(Income) loss from discontinued operations	(2,788)	1,766	(1,739)
Other	7,981	2,085	2,916
Changes in operating assets and liabilities:
Accounts and other receivables	204,970	(33,911)	(45,586)
Prepaid expenses and other current assets	(1,908)	1,145	14,362
Capitalized implementation costs	(17,301)	(28,588)	(39,168)
Upfront incentive consideration	(27,445)	(71,447)	(88,735)
Other assets	16,012	38,795	(29,607)
Accrued compensation and related benefits	(15,317)	(17,469)	(15,044)
Accounts payable and other accrued liabilities	(304,051)	(27,232)	(27,080)
Deferred revenue including upfront solution fees	15,357	(12,481)	8,127
Cash (used in) provided by operating activities	(770,245)	581,260	724,797
Investing Activities
Proceeds from sale of property	68,504	—	—
Additions to property and equipment	(65,420)	(115,166)	(283,940)
Acquisitions, net of cash acquired	—	(107,462)	—
Other investing activities	(4,375)	(20,398)	8,681
Cash used in investing activities	(1,291)	(243,026)	(275,259)
Financing Activities
Proceeds of borrowings from lenders	2,982,000	45,000	—
Payments on borrowings from lenders	(1,533,597)	(106,560)	(47,310)
Proceeds from issuance of preferred stock, net	322,885	—	—
Proceeds from issuance of common stock, net	275,003	—	—
Debt prepayment fees and issuance costs	(77,878)	—	(1,567)
Payments on Tax Receivable Agreement	(71,958)	(101,482)	(58,908)
Cash dividends paid to common stockholders	(38,544)	(153,508)	(154,080)
Net (payments) receipts on the settlement of equity-based awards	(5,996)	(5,736)	2,040
Dividends paid on preferred stock	(5,850)	—	—
Repurchase of common stock	—	(77,636)	(26,281)
Other financing activities	(8,324)	(9,799)	(20,400)
Cash provided by (used in) financing activities	1,837,741	(409,721)	(306,506)
Cash Flows from Discontinued Operations
Cash used in operating activities	(2,932)	(2,383)	(1,895)
Cash used in discontinued operations	(2,932)	(2,383)	(1,895)
Effect of exchange rate changes on cash and cash equivalents	216	781	6,747
Increase (decrease) in cash and cash equivalents	1,063,489	(73,089)	147,884
Cash and cash equivalents at beginning of period	436,176	509,265	361,381
Cash and cash equivalents at end of period	$1,499,665	$436,176	$509,265
Cash payments for income taxes	$24,505	$55,137	$57,629
Cash payments for interest	$186,235	$157,648	$156,041
Capitalized interest	$2,508	$5,085	$8,823
Non-cash additions to property and equipment	$—	$33,136	$—
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	—	—	289,137,901	$2,891	$2,174,187	14,795,726	$(341,846)	$(1,053,446)	$(88,484)	$5,198	$698,500
Comprehensive income	—	—	—	—	—	—	—	337,531	(44,240)	5,129	298,420
Common stock dividends	—	—	—	—	—	—	—	(154,080)	—	—	(154,080)
Repurchase of common stock	—	—	—	—	—	1,075,255	(26,281)	—	—	—	(26,281)
Settlement of stock-based awards	—	—	2,526,053	26	11,969	440,557	(9,853)	—	—	—	2,142
Stock-based compensation expense	—	—	—	—	57,263	—	—	—	—	—	57,263
Adoption of New Accounting Standard	—	—	—	—	—	—	—	101,429	—	—	101,429
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3,122)	(3,122)
Balance at December 31, 2018	—	—	291,663,954	2,917	2,243,419	16,311,538	(377,980)	(768,566)	(132,724)	7,205	974,271
Comprehensive income	—	—	—	—	—	—	—	158,592	(16,582)	3,954	145,964
Common stock dividends	—	—	—	—	—	—	—	(153,508)	—	—	(153,508)
Repurchase of common stock	—	—	—	—	—	3,673,768	(77,636)	—	—	—	(77,636)
Settlement of stock-based awards	—	—	2,655,463	26	7,240	601,546	(13,002)	—	—	—	(5,736)
Stock-based compensation expense	—	—	—	—	66,885	—	—	—	—	—	66,885
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,571)	(2,571)
Balance at December 31, 2019	—	—	294,319,417	2,943	2,317,544	20,586,852	(468,618)	(763,482)	(149,306)	8,588	947,669
Comprehensive loss	—	—	—	—	—	—	—	(1,272,744)	13,349	1,200	(1,258,195)
Common stock dividends	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Issuance of preferred stock, net	3,340,000	33	—	—	322,852	—	—	—	—	—	322,885
Issuance of common stock, net	—	—	41,071,429	411	274,592	—	—	—	—	—	275,003
Preferred stock dividend (1)	—	—	—	—	—	—	—	(7,659)	—	—	(7,659)
Equity component of the exchangeable notes, net	—	—	—	—	67,876	—	—	—	—	—	67,876
Settlement of stock-based awards	—	—	3,271,114	33	143	778,375	(6,172)	—	—	—	(5,996)
Stock-based compensation expense	—	—	—	—	69,946	—	—	—	—	—	69,946
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,760)	(2,760)
Adoption of New Accounting Standard	—	—	—	—	—	—	—	(7,593)	—	—	(7,593)
Balance at December 31, 2020	3,340,000	$33	338,661,960	$3,387	$3,052,953	21,365,227	$(474,790)	$(2,090,022)	$(135,957)	$7,028	$362,632
(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.
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
We connect people and places with technology that reimagines the business of travel. We operate through two business segments: (i) Travel Solutions, our global travel marketplace for travel suppliers and travel buyers, a broad portfolio of software technology products and solutions for airlines and other travel suppliers, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers.
Recent Events
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. This pandemic had a material impact to our consolidated financial results for the year ended December 31, 2020, resulting in a material decrease in transaction-based revenue across both of our business units compared to the prior year. Lower global distribution system ("GDS") volumes resulted in a material decline in incentive consideration costs, as expected.
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We have responded with measures to increase our cash position, including our previously disclosed suspension of common stock dividends and share repurchases under our multi-year share repurchase program (the "Share Repurchase Program"), borrowing under our existing revolving credit facility, and the completion of debt and equity offerings. See Note 9. Debt and Note 13. Stock and Stockholders’ Equity for further information. We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
As noted above, we substantially completed the strategic realignment of our airline and agency-focused businesses during the third quarter of 2020 to address the changing travel landscape and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring activities.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Cancellations of airline travel reservations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. Revenue during 2020, particularly in the second quarter, was negatively impacted by increased cancellation activity. See Note 2. Revenue from Contracts with Customers for further information regarding our cancellation reserve and the impact of cancellations on revenue during the year ended December 31, 2020. Given the unprecedented amount of air booking cancellations during 2020, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience.
Additionally, our provision for expected credit losses for the year ended December 31, 2020 was $66 million, primarily related to fully reserving for aged balances related to certain customers, bankruptcy-related reserves, an increase in our forecasted credit losses due to the impact of the COVID-19 pandemic on the global economy and other general increases in bad debt from aging balances as applied under the newly adopted credit loss standard. See Note 8. Credit Losses.
We updated our goodwill assessment on a qualitative basis and reviewed our other long-lived assets including intangible assets as of December 31, 2020, and did not identify any material impairments. See Note 5. Goodwill and Intangible Assets for further information about our goodwill assessment. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
Strategic Realignment
The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result in 2020, we accelerated the organizational changes we began in 2018 to address the changing travel landscape through a strategic realignment ("the Strategic Realignment") of our airline and agency-focused businesses and to respond to the impacts of the COVID-19 pandemic on our business and cost structure. The organizational changes involve the creation of a functional-oriented structure to further enhance our long-term growth opportunities and help deliver new retailing, distribution and fulfillment solutions to the travel marketplace. As a result of the Strategic Realignment, we now operate our business and present our results through two business segments, effective the third quarter of 2020: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. The historical results of the Hospitality Solutions reporting segment have not changed.
Additionally, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and moving certain expenses previously classified as cost of revenue to selling, general and administrative to align with the current leadership and operational organizational structure. Within our segments and results of operations, cost of revenue, excluding technology costs primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, transactional-related costs, including travel agency incentive consideration for reservations made on our GDS for Travel Solutions and GDS transaction fees for Hospitality Solutions, and depreciation and amortization associated with capitalized implementation costs, certain intangible assets, and upfront incentive consideration. Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including data processing and hosting, third-party software, other costs associated with the maintenance and minor enhancement of our technology, and depreciation and amortization associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets related to technology. Technology costs also include costs associated with our technology transformation efforts. Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, other overhead costs, personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, and depreciation and amortization associated with property and equipment, acquired customer relationships, trademarks and brand names.
For the year ended December 31, 2019, we reclassified $1,179 million from cost of revenue and $106 million from selling, general and administrative to technology costs. Additionally, for the year ended December 31, 2019, we reclassified $130 million from cost of revenue to selling, general and administrative. For the year ended December 31, 2018, we reclassified $997 million from cost of revenue and $102 million from selling, general and administrative to technology costs. Additionally, for the year ended December 31, 2018, we reclassified $140 million from cost of revenue to selling, general and administrative.
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
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which include significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre GDS, revenue recognition for Software-as-a-Service ("SaaS") arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of capitalized implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
Revenue Recognition
Travel Solutions and Hospitality Solutions’ revenue recognition is primarily driven by GDS and reservation system transactions. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment and the amount of revenue recognized varies with the volume of transactions processed.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification ("ASC") 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts for GDS services and central reservation system (CRS) services for Hospitality Solutions have a single performance obligation. For Travel Solutions' IT Solutions revenue, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Solutions’ GDS and, at or near the same time, enter into a separate agreement to provide IT solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.

Our significant product and services and methods of recognition are as follows:
Stand-ready series revenue recognition
We recognize revenue from usage-based fees for the use of the software which represents a stand-ready performance obligation. Variability in the usage-based fee that does not align with the value provided to the customer can result in a difference between billings to the customer and the timing of contract performance and revenue recognition, which may result in the recognition of a contract asset. This can result in a requirement to forecast expected usage-based fees and volumes over the contract term in order to determine the rate for revenue recognition. This variable consideration is constrained if there is an inability to reliably forecast this revenue. Additionally, we may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained.
Travel Solutions—Travel Solutions generates distribution revenue for bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")). GDS services link and engage transactions between travel agents and travel suppliers. Revenue is generated from contracts with the travel suppliers as each booking is made or transaction occurs and represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Distribution revenue associated with car rental, hotel transactions and other travel providers is recognized at the time the reservation is used by the customer. Distribution revenue associated with airline travel reservations is recognized at the time of booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates.
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
Hospitality Solutions—Hospitality Solutions provides technology solutions and other professional services, through SaaS and hosted delivery models, to hoteliers around the world. The technology solutions are primarily provided in a SaaS or hosted environment. Customers are normally charged an upfront solutions fee and a recurring usage-based fee for the use of the software, which represents a stand-ready performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution.
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the years ended December 31, 2020, 2019 and 2018, we did not impair any of these assets as a result of the related contract becoming uncollectible, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Other revenue recognition patterns
Travel Solutions also provides other services including development labor or professional consulting. These services can be sold separately or with other products and services, and Travel Solutions may bundle multiple technology solutions in one arrangement with these other services. Revenue from other services consisting of development services that represent minor configuration or professional consulting is generally recognized over the period the services are performed or upon completed delivery.
Travel Solutions also directly licenses certain software to its customers where the customer obtains control of the license. Revenue from software license fees is recognized when the customer gains control of the software enabling them to directly use the software and obtain substantially all of the remaining benefits. Fees for ongoing software maintenance are recognized ratably over the life of the contract. Under these arrangements, often we are entitled to minimum fees which are collected over the term of the agreement, while the revenue from the license is recognized at the point when the customer gains control, which results in current and long-term unbilled receivables for these arrangements.
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
Revenue recognition from our Travel Solutions business requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small subset of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Incentive Consideration
Certain service contracts with significant travel agency customers contain booking productivity clauses and other provisions that allow travel agency customers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as these travel agencies earn incentive consideration based on the applicable contractual terms. Periodically, we make cash payments to these travel agencies at inception or modification of a service contract which are capitalized and amortized to cost of revenue over the expected life of the service contract, which is generally three to ten years. Deferred charges related to such contracts are recorded in other assets, net on the consolidated balance sheets. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentive consideration provided. Incentive consideration paid to the travel agency represents a commission paid to the travel agency for booking travel on our GDS. Similar to the revenue cancellation reserve, we record a reduction to incentive expense within cost of revenue, excluding technology costs for amounts considered probable of recovery from travel agencies for incentives previously paid on cancelled bookings.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $8 million, $19 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash and Cash Equivalents and Restricted Cash
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Allowance for Credit Losses and Concentration of Credit Risk
We are exposed to credit losses primarily through our sales of services provided to participants in the travel and transportation industry, which we consider to be our singular portfolio segment. We develop and document our methodology used in determining the allowance for credit losses at the portfolio segment level. Within the travel portfolio segment, we identify airlines, hoteliers and travel agencies as each presenting unique risk characteristics associated with historical credit loss patterns unique to each and we determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our receivables related to each.
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

We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically provide for credit losses against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and adjusting for current customer-specific factors indicating financial instability and other macroeconomic factors that correlate with the expected collectability of our receivables.
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
We maintained an allowance for credit losses of approximately $98 million and $58 million at December 31, 2020 and 2019, respectively. See “—Recent Accounting Pronouncements" below for information on recently issued accounting guidance regarding the allowance for credit losses and Note 8. Credit Losses for further considerations involved in the development of this estimate.
Derivative Financial Instruments
We recognize all derivatives on the consolidated balance sheets at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings (a “fair value hedge”) or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (a “cash flow hedge”). For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in fair value is recognized in current earnings during the period of change. No hedging ineffectiveness was recorded in earnings during the periods presented.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $248 million, $295 million and $288 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $203 million, $241 million and $236 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, we capitalized $41 million, $89 million, and $252 million, respectively, related to software developed for internal use.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. During the year ended December 31, 2020, we recorded an impairment charge related to our Hospitality Solutions business of $5 million associated with software developed for internal use based on our analysis of the recoverability of such amounts. This impairment charge is recorded within technology costs in our consolidated statement of operations. Additionally, we recorded a $4 million impairment charge associated with leasehold improvements and furniture and fixtures of abandoned leased office space during the year ended December 31, 2020 which is recorded within selling, general, and administrative expenses in our consolidated statement of operations. See Note 4. Restructuring Activities for further information. We did not record any property and equipment impairment charges for the years ended December 31, 2019 and 2018.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our internal borrowing rate for leases with a lease term of less than or equal to five years. For leases with a lease term greater than five years, we use our incremental borrowing rate based on the estimated rate of interest for corporate bond borrowings over a similar term of the lease payments. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight-line basis over the term of the lease.
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2020, 2019 and 2018. See Note 5. Goodwill and Intangible Assets for additional information.
Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2020, 2019 and 2018. See Note 5. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $24 million as of December 31, 2020 and 2019.

Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value for our Travel Solutions and Hospitality Solutions businesses. These costs are capitalized and reviewed for impairment on an annual basis. We generally amortize these costs, and those for renewals, over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses.
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. During the year ended December 31, 2020, we recorded impairments totaling $10 million associated with capitalized implementation costs based on our analysis of the recoverability of such amounts. See Note 6. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $37 million, $39 million and $38 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Income Taxes
Deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the tax rates and laws enacted at the time of such determination. We regularly review our deferred tax assets for recoverability and a valuation allowance is provided when it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we make estimates and assumptions regarding projected future taxable income, the reversal of deferred tax liabilities and implementation of tax planning strategies. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance, resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
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
Equity-Based Compensation
We account for our stock awards and options by recognizing compensation expense, measured at the grant date based on the fair value of the award, on a straight-line basis over the award vesting period, giving consideration as to whether the amount of compensation cost recognized at any date is equal to the portion of grant date value that is vested at that date. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. We recognize equity-based compensation expense net of any actual forfeitures.
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant assuming quarterly dividends totaling $0.14 per share for awards granted prior to the suspension of our common stock dividends on March 16, 2020. Subsequent to March 16, 2020, a zero expected dividend was used.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. The updated standard is effective for all entities upon issuance, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the year ended December 31, 2020 as a result of adopting this standard. Our current hedging contracts do not extend past December 31, 2021.
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
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. We adopted this standard in the first quarter of 2020, resulting in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020. See Note 8. Credit Losses for more information on the impacts from adoption and ongoing considerations.
Recent Accounting Pronouncements
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which will result in fewer embedded conversion features being separately recognized from the host contract when compared to existing guidance. Under the updated guidance, some convertible debt instruments will be accounted for as a single liability measured at amortized cost. Additionally, the updated guidance both enhances disclosures around convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share for convertible instruments. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The standard provides for the option of full retrospective transition on January 1, 2021. Although we are still evaluating the impact of the updated guidance and the effects on our financial statements, we anticipate using full retrospective transition on January 1, 2021 to account for the Exchangeable Notes on a whole-instrument basis. As a result, we anticipate the amount previously bifurcated into equity will be reclassified as a component of long-term debt. Additionally, we anticipate pre-tax interest expense will be retrospectively reduced and will align more closely with the contractual payments for the Exchangeable Notes.
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
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including our transactional revenues, SaaS revenues, and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities.
The following table presents our assets and liabilities with customers as of December 31, 2020 and December 31, 2019 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2020	December 31, 2019
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$88,850	$105,499
Trade and unbilled receivables, net	Accounts receivable, net	253,511	539,806
Long-term trade unbilled receivables, net	Other assets, net	38,156	38,250
Contract liabilities	Deferred revenues / other noncurrent liabilities	176,956	167,832
_______________________________
(1) Includes contract assets of $8 million and $6 million for December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, we recognized revenue of approximately $20 million from contract liabilities that existed as of January 1, 2020. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as reflected in Note 8. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2020	2019	2018
Distribution	$582,115	$2,730,845	$2,651,407
IT Solutions(1)	594,579	992,155	977,534
Total Travel Solutions	1,176,694	3,723,000	3,628,941
SynXis Software and Service	156,749	257,612	240,583
Other	17,879	35,268	32,496
Total Hospitality Solutions	174,628	292,880	273,079
Eliminations	(17,222)	(40,892)	(35,064)
Total Sabre Revenue	$1,334,100	$3,974,988	$3,866,956
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $31 million and $34 million for the years ended December 31, 2020 and 2019, respectively.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
Revenue during 2020, particularly in the second quarter, was negatively impacted by increased cancellation activity. We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. To address this change in estimate, we increased our reserve for future cancellations during the year to account for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations and the impacts on the booking fee rate for higher international cancellations and lower international new bookings than previously experienced. The combination of actual cancellation activity and significantly fewer bookings resulted in a cancellation reserve of $18 million as of December 31, 2020. The cancellation reserve as of December 31, 2019 was $34 million on a larger base of undeparted bookings. Given the continued uncertainty caused by the COVID-19 pandemic, we expect variability in the amount of our cancellation reserve in future periods as estimates of cancellations may differ from historical and recent experience.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment resulted in impairments of approximately $10 million and $2 million for the year ended December 31, 2020 and 2019, respectively. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Contract acquisition costs:
Beginning balance	$23,595	$21,298
Additions	5,590	9,378
Amortization	(7,314)	(7,081)
Ending balance	$21,871	$23,595

Capitalized implementation costs:
Beginning balance	$175,968	$189,448
Additions	17,301	28,588
Amortization	(37,094)	(39,444)
Impairment (1)	(9,562)	(2,405)
Other	(901)	(219)
Ending balance	$145,712	$175,968
_______________________________
(1) Includes an impairment charge related to a specific customer of $4 million and $6 million in other impairments for the year ended December 31, 2020.

3. Acquisitions
Farelogix
On August 20, 2019, the U.S. Department of Justice ("DOJ") filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix, Inc. ("Farelogix"), alleging that the proposed acquisition is likely to substantially lessen competition in violation of federal antitrust law. On April 7, 2020, the trial court ruled in favor of Sabre, denying the DOJ's request for an injunction. On April 9, 2020, the U.K. Competition and Markets Authority ("CMA") blocked the acquisition following its Phase 2 investigation. Given the CMA's decision, we recorded a charge of $46 million during the year ended December 31, 2020 included in other, net in our consolidated statements of operations which is comprised of $25 million in advances for certain attorneys' fees and additional termination fees of $21 million. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020, and we paid Farelogix aggregate termination fees of $21 million pursuant to the acquisition agreement.
Radixx
In October 2019, we completed the acquisition of Radixx, a provider of retailing and customer service solutions to airlines in the low-cost carrier ("LCC") market, for $107 million, net of cash acquired and funded by cash on hand. During the year ended December 31, 2020, we recorded immaterial measurement period adjustments to deferred income taxes and goodwill and completed the purchase price allocation for the Radixx acquisition. Radixx is managed as a part of our Travel Solutions segment.

4. Restructuring Activities
Given the market conditions as a result of COVID-19, we have responded with cost savings measures, including a reduction in our workforce through involuntary and voluntary severance and voluntary early retirement programs, and the early abandonment of leased office space. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. As a result, in 2020 we accelerated the organizational changes we began in 2018 to address the changing travel landscape through the Strategic Realignment to respond to the impacts of the COVID-19 pandemic on our business and cost structure. This Strategic Realignment and related actions are substantially complete. We do not expect additional restructuring charges associated with these activities to be significant.
During the year ended December 31, 2020, we incurred $86 million in connection with these restructuring activities, of which $19 million is recorded within cost of revenue, excluding technology costs, $32 million is recorded within technology costs and $35 million is recorded within selling, general and administrative costs within our consolidated statement of operations. These restructuring costs are comprised of $72 million that has been or will be paid in cash related to severance and related benefits costs and $2 million paid in cash related to early termination lease payments. Additionally, we recorded a $12 million abandonment charge during the year ended December 31, 2020 related to the abandonment of certain leased office space.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheet (in thousands):

Year Ended December 31, 2020
Balance as of January 1, 2020	$—
Charges	71,590
Cash Payments	(48,337)
Balance as of December 31, 2020	$23,253

5. Goodwill and Intangible Assets
Due to triggering events related to the COVID-19 pandemic, we performed a quantitative assessment, as of March 31, 2020. This assessment was based on our current projections and was subject to various risks, uncertainties and estimates including: (1) forecasted revenues, expenses and cash flows, including future travel supplier capacity and load factors, (2) the duration and extent of the impact of the COVID-19 pandemic on our business and our customers, (3) current discount and long-term growth rates, (4) the reduction in our market capitalization, (5) current market transaction trends and (6) changes to the regulatory environment impacting our industry. In estimating fair value, a key assumption was the estimate of when travel would return to pre-COVID-19 levels. Should a significant change in the estimated recovery period elongate further than our expectations, it could have a material impact on our estimates of fair value. Our interim quantitative impairment assessment as of March 31, 2020 determined that our goodwill was not impaired. We updated our goodwill assessment quarterly on a qualitative basis during 2020 and determined that our goodwill was not impaired at any reporting date in 2020. Our qualitative assessments considered the latest information available regarding the items noted above including the most recent information available regarding the duration of the recovery period to 2019 levels.
As a result of the Strategic Realignment, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. We updated our goodwill assessment on a qualitative basis, reflecting both pre- and post-organization, for all reporting units as of June 30, 2020, and determined that our goodwill was not impaired for any reporting unit at this date.
Changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Travel Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2018	$2,396,152	$156,217	$2,552,369
Acquired	82,402	—	82,402
Adjustments(1)	(114)	(1,406)	(1,520)
Balance as of December 31, 2019	2,478,440	154,811	2,633,251
Adjustments(1)	(2,239)	5,534	3,295
Balance as of December 31, 2020	$2,476,201	$160,345	$2,636,546
________________________
(1)Includes net foreign currency effects during the year.

The following table presents our intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,050,485	$(761,335)	$289,150	$1,046,382	$(735,367)	$311,015
Trademarks and brand names	333,538	(158,491)	175,047	333,638	(147,735)	185,903
Reacquired rights	113,500	(89,179)	24,321	113,500	(73,124)	40,376
Purchased technology	436,988	(418,926)	18,062	437,288	(409,204)	28,084
Acquired contracts, supplier and distributor agreements	37,599	(32,813)	4,786	37,599	(29,324)	8,275
Non-compete agreements	14,686	(14,686)	—	14,686	(14,686)	—
Total intangible assets	$1,986,796	$(1,475,430)	$511,366	$1,983,093	$(1,409,440)	$573,653
Amortization expense relating to intangible assets subject to amortization totaled $66 million, $65 million and $68 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2021	$64,447
2022	50,866
2023	37,160
2024	33,938
2025	31,224
2026 and thereafter	293,731
Total	$511,366

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid Expenses	$77,232	$77,326
Value added tax receivable	30,782	39,381
Other	24,958	22,504
Prepaid expenses and other current assets	$132,972	$139,211
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Buildings and leasehold improvements	$37,766	$163,881
Furniture, fixtures and equipment	38,290	38,878
Computer equipment	391,126	397,454
Software developed for internal use	1,891,718	1,857,353
Property and equipment	2,358,900	2,457,566
Accumulated depreciation and amortization	(1,995,409)	(1,815,844)
Property and equipment, net	$363,491	$641,722

Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2020	2019
Capitalized implementation costs, net	$145,712	$175,966
Deferred upfront incentive consideration	127,104	151,606
Long-term contract assets and customer advances and discounts(1)	86,610	105,461
Right-of-Use asset(2)	125,110	64,191
Long-term trade unbilled receivables(1)	38,156	38,250
Other	107,076	134,631
Other assets, net	$629,768	$670,105
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers for additional information.
(2) Refer to Note 12. Leases, for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Pension and other postretirement benefits	$127,841	$127,837
Deferred revenue	69,934	74,646
Lease liabilities(1)	97,403	49,970
Other	85,443	95,069
Other noncurrent liabilities	$380,621	$347,522
___________________________
(1) Refer to Note 12. Leases, for additional information.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2020	2019
Defined benefit pension and other postretirement benefit plans	$(135,596)	$(143,389)
Unrealized foreign currency translation gain	12,476	4,289
Unrealized loss on foreign currency forward contracts, interest rate swaps and available-for-sale securities	(12,837)	(10,206)
Total accumulated other comprehensive loss, net of tax	$(135,957)	$(149,306)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 10. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
7. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2020	2019	2018
Components of pre-tax (loss) income:
Domestic	$(1,032,549)	$30,960	$190,291
Foreign	(281,696)	168,678	208,122
	$(1,314,245)	$199,638	$398,413

The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current portion:
Federal	$(5,067)	$4,488	$(49,518)
State and Local	(435)	3,781	4,168
Non U.S.	11,823	49,982	59,743
Total current	6,321	58,251	14,393
Deferred portion:
Federal	(34,295)	(14,215)	55,502
State and Local	(4,533)	(1,692)	(4,812)
Non U.S.	(7,406)	(7,018)	(7,591)
Total deferred	(46,234)	(22,925)	43,099
Total provision for income taxes	$(39,913)	$35,326	$57,492

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax provision at statutory federal income tax rate	$(275,992)	$41,924	$83,667
State income taxes, net of federal benefit	(15,126)	2,223	(42)
Impact of non U.S. taxing jurisdictions, net	31,207	13,121	1,714
Impact of U.S. TCJA(1)	—	—	(26,730)
Employee stock based compensation	13,985	8,380	3,884
Research tax credit	(11,328)	(28,593)	(9,818)
Tax receivable agreement (TRA)(2)	—	(536)	1,019
Valuation Allowance	201,863	957	3,878
Other, net	15,478	(2,150)	(80)
Total provision for income taxes	$(39,913)	$35,326	$57,492
___________________________
(1)In 2018, amount includes adjustments for deferred taxes and foreign tax effects.
(2)Amount includes adjustments to the TRA, which are not taxable.

The Tax Receivable Agreement ("TRA") provided for payments to Pre-IPO Existing Stockholders (as defined below) for cash savings for U.S. federal income tax realized as a result of the utilization of Pre-IPO Tax Assets (as defined below). These cash savings would be realized at the enacted statutory tax rate effective in the year of utilization. In 2018, we finalized the 2017 U.S. federal income tax return and utilized additional Pre-IPO Tax Assets in the return, primarily as a result of electing to utilize our net operating loss ("NOLs") against our one-time transition tax income. As a result of the change in estimated NOL utilization at the higher corporate income tax rate in 2017 we recorded an increase to our liability of $5 million related to the TRA, which is reflected in our 2018 income from continuing operations before taxes. During 2019, we decreased the TRA liability by $3 million as a result of certain audit and transfer pricing adjustments recorded during the period, which is reflected in our 2019 income from continuing operations before taxes.
Additionally, during the year ended December 31, 2018, we reduced the provisional net discrete tax cost associated with the TCJA by $27 million to $20 million upon further analysis of certain aspects of the TCJA and subsequently published administrative guidance, and refinement of our calculations.

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Employee benefits other than pension	$21,903	$23,272
Lease liabilities	22,108	9,415
Deferred revenue	33,824	30,715
Pension obligations	27,865	27,407
Tax loss carryforwards	259,035	59,939
Incentive consideration	4,158	6,722
Tax credit carryforwards	47,110	18,496
Suspended loss	14,528	14,635
Accrued expenses	1,797	7,547
Other	—	533
Total deferred tax assets	432,328	198,681
Deferred tax liabilities:
Exchangeable notes	(19,114)	—
Right of use assets	(21,376)	(9,261)
Depreciation and amortization	(8,284)	(7,059)
Software developed for internal use	(19,917)	(66,918)
Intangible assets	(110,625)	(120,528)
Unrealized gains and losses	(24,109)	(18,778)
Non U.S. operations	(15,674)	(16,149)
Investment in partnership	(7,565)	(7,306)
Other	(2,974)	—
Total deferred tax liabilities	(229,638)	(245,999)
Valuation allowance	(251,253)	(38,272)
Net deferred tax (liability)	$(48,563)	$(85,590)
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2020, with certain limited exceptions and have recorded corresponding deferred taxes. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2020, and have not provided deferred taxes on any outside basis differences. Determination of the amount of unrecognized deferred tax liability, if any, related to indefinitely reinvested capital investments is not practicable.
As of December 31, 2020, we have U.S. federal NOL carryforwards of approximately $749 million, which primarily have an indefinite carryforward period. Additionally, we have research tax credit carryforwards of approximately $18 million, which will expire between 2021 and 2041. As a result of the acquisition of Radixx and other prior business combinations, $33 million of our U.S. federal NOLs are subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Code) with the majority expiring between 2023 and 2037. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $20 million which will expire primarily between 2021 and 2041 and state research tax credit carryforwards of $20 million which will expire between 2023 and 2040. We have $415 million of NOL carryforwards and $12 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we established a valuation allowance on a portion of our U.S. deferred tax assets of $165 million as of December 31, 2020. We also established and maintained a U.S. state valuation allowance on current year losses and other deferred tax assets of $15 million and $5 million as of December 31, 2020 and 2019, respectively. For non-U.S. deferred tax assets of certain subsidiaries, we established and maintained a valuation allowance on current year losses and other deferred tax assets of $71 million and $33 million as of December 31, 2020 and 2019, respectively. We reassess these assumptions regularly which could cause an increase or decrease to the valuation allowance. This assessment could result in an increase or decrease in the effective tax rate which could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2020, 2019 and 2018, we recognized an expense of $6 million, benefit of $7 million and expense of $1 million, respectively, related to interest and penalties. As of December 31, 2020 and 2019, we had a liability, including interest and penalties, of $96 million and $81 million, respectively, for unrecognized tax benefits, including cumulative accrued interest and penalties of approximately $23 million and $16 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$64,645	$70,327	$74,388
Additions for tax positions taken in the current year	3,090	5,149	4,450
Additions for tax positions of prior years	7,504	12,679	2,612
Additions for tax positions from acquisitions	—	1,294	—
Reductions for tax positions of prior years	—	(19,611)	(5,831)
Reductions for tax positions of expired statute of limitations	(656)	(1,192)	(3,143)
Settlements	(1,529)	(4,001)	(2,149)
Balance at end of year	$73,054	$64,645	$70,327
We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $56 million, $48 million and $55 million as of December 31, 2020, 2019, and 2018 respectively.
As of December 31, 2020, 2019, and 2018, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $55 million, $48 million and $51 million, respectively. We believe that it is reasonably possible that $5 million in unrecognized tax benefits may be resolved in the next twelve months, due to statute of limitations expiration.
In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2016 - forward
Singapore	2016 - forward
India	1996 - 2015
Uruguay	2015 - forward
U.S. Federal	2014, 2015, 2017 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the TRA, which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the "Pre-IPO Existing Stockholders"). In connection with the TRA, we made payments, including interest, of $72 million in January 2020, $105 million in 2019, and $60 million in 2018, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.
8. Credit Losses
In the first quarter of 2020, we adopted the updated guidance within ASC 326, Credit Impairment for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the previous "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. The adoption of this standard in the first quarter of 2020 resulted in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020.

Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2020 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2020
Balance at December 31, 2019	$57,730
Cumulative-effect adjustment upon adoption	9,868
Provision for expected credit losses	65,710
Write-offs	(35,630)
Other	(110)
Balance at December 31, 2020	$97,568
Our provision for expected credit losses totaled $66 million and $21 million for the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we fully reserved certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the year ended December 31, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has affected our current estimate of expected credit losses since implementation of the new credit impairment standard. Macro-economic factors, including the economic downtown, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may result in the restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2020, approximately 52% of our air customers make payments through the ACH which accounts for approximately 63% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
9. Debt
As of December 31, 2020 and 2019, our outstanding debt included in our consolidated balance sheets totaled $4,666 million and $3,343 million, respectively, which are net of debt issuance costs of $52 million and $15 million, respectively, and unamortized discounts of $90 million and $6 million, respectively. See "—Senior Secured Notes due 2025" and "—Exchangeable Notes" below regarding the increase in unamortized discounts as of December 31, 2020. The following table sets forth the face values of our outstanding debt as of December 31, 2020 and 2019 (in thousands):

			December 31,
	Rate	Maturity	2020	2019
Senior secured credit facilities:
Term Loan A(1)	L+2.75%	August 2023	$—	$484,500
Term Loan B	L+2.00%	February 2024	1,824,616	1,843,427
Other Term Loan B	L+4.00%	December 2027	637,000	—
Revolver, $400 million(2)	L+2.75%	November 2023	375,000	—
5.375% senior secured notes due 2023(3)	5.375%	April 2023	—	530,000
5.25% senior secured notes due 2023(1)	5.25%	November 2023	—	500,000
9.25% senior secured notes due 2025	9.25%	April 2025	775,000	—
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	—
4.00% senior exchangeable notes due 2025	4.00%	April 2025	345,000	—
Finance lease obligations			889	5,882
Face value of total debt outstanding			4,807,505	3,363,809
Less current portion of debt outstanding			(26,068)	(81,614)
Face value of long-term debt outstanding			$4,781,437	$3,282,195
_____________________________
(1)Extinguished on December 17, 2020 using proceeds from the Other Term Loan B.

(2)Pursuant to the August 27, 2020 refinancing, the interest rate on the Revolver was increased from L+2.50% to L+2.75% and the maturity was extended from July 2022 to November 2023. Subject to certain "springing" maturity conditions, the maturity may extend to February 2024 at the latest.
(3)Extinguished on August 27, 2020 using proceeds from the 7.375% senior secured notes due 2025.

We had $375 million outstanding under the Revolver as of December 31, 2020 and no balance outstanding as of December 31, 2019. We had outstanding letters of credit totaling $10 million and $12 million as of December 31, 2020 and 2019, which reduced our overall credit capacity under the Revolver.
Senior Secured Credit Facilities
Refinancing Transactions
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans are 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base bate, respectively. The net proceeds of $623 million from the issuance, net of underwriting fees and commissions, were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. Additionally, on December 17, 2020, Sabre GLBL entered into a Pro Rata Amendment and the Refinancing Amendment which reduced the minimum liquidity requirement described outlined below from $450 million to $300 million. We incurred no material additional indebtedness as a result of these transactions, other than amounts for certain interest, fees and expenses. We recognized a loss on extinguishment of debt of $11 million during the year ended December 31, 2020 in connection with these transactions, which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million.
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $450 million on a monthly basis (reduced to $300 million pursuant to the refinancing in December 2020 as discussed above). In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver are between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing.
Principal Payments
The Other Term B Loans mature on December 17, 2027 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. Term Loan B matures on February 22, 2024 and requires principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. For the year ended December 31, 2020, we made $54 million of scheduled principal payments.
We are also required to pay down the Term Loan B by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2019, we were not required to make an excess cash flow payment in 2020, and no excess cash flow payment is required in 2021 with respect to our results for the year ended December 31, 2020. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Financial Covenants
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
As of December 31, 2020, the capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption has occurred. As such, the leverage ratio covenant has been suspended for at least the fourth quarter of 2020 and first quarter of 2021. As of December 31, 2020, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
Interest
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the one-month LIBOR as the floating interest rate on all of our outstanding term loans. Interest payments are due on the last day of each month as a result of electing one-month LIBOR. Interest on a portion of the outstanding loan is hedged with interest rate swaps (see Note 10. Derivatives).

	Eurocurrency borrowings	Base rate borrowings
	Applicable Margin(1)(2)	Applicable Margin
Term Loan B	2.00%	1.00%
Other Term Loan B	4.00%	3.00%
Revolver, $400 million	2.75%	1.75%
_____________________________
(1)Applicable margins do not reflect potential step ups and downs of Other Term Loan B and Revolver, $400 million, which are determined by the Senior Secured Leverage Ratio. See below for additional information.
(2)Term Loan B, and the Revolver, $400 million, are subject to a 0% floor, while the Other Term Loan B is subject to a 0.75% floor.
Applicable margins for the Term Loan B are 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans over the life of the loan and are not dependent on the Senior Secured Leverage Ratio. Applicable margins for the Other Term Loan B and the Revolver step up by 25 basis points for any quarter if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0.
Applicable margins for the Other Term Loan B and the Revolver under the Amended and Restated Credit Agreement step down 25 basis points for any quarter if the Senior Secured Leverage Ratio is less than 2.25 to 1.0. In addition, we are required to pay a quarterly commitment fee of 0.250% per annum for unused Revolver commitments. The commitment fee may increase to 0.375% per annum if the Senior Secured Leverage Ratio is greater than or equal to 3.00 to 1.0.
The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. We anticipate amending our Amended and Restated Credit Agreement prior to the phaseout of LIBOR to provide for a Eurocurrency rate alternative to LIBOR.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2020, 2019 and 2018, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2020	2019	2018
Including the impact of interest rate swaps	4.03%	4.64%	4.57%
Excluding the impact of interest rate swaps	3.26%	4.63%	4.36%
Senior Secured Notes due 2025
On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of 7.375% senior secured notes due 2025 (the “September 2025 Notes”). The September 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The September 2025 Notes bear interest at a rate of 7.375% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The September 2025 Notes mature on September 1, 2025. The net proceeds of $839 million received from the sale of the September 2025 Notes, net of underwriting fees and commissions, plus cash on hand, was used to: (1) repay approximately $319 million principal amount of debt under the Term Loan A; (2) redeem all of our $530 million outstanding 5.375% senior secured notes due April 2023; and (3) repay approximately $3 million principal amount of debt under the Term Loan B. We recognized a loss on extinguishment of debt of $10 million during the year ended December 31, 2020 in connection with these transactions which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Due to the price of our common stock during the 30 days preceding December 31, 2020, the first condition above has been met as of December 31, 2020 and the Exchangeable Notes are exchangeable by the holders at any time during the first quarter of 2021. As of December 31, 2020, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $181 million.
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
The net proceeds received from the sale of the Exchangeable Notes of $336 million, net of underwriting fees and commissions, are being used for general corporate purposes. We allocated the proceeds of the Exchangeable Notes between long-term debt and equity. The allocation to the long-term debt component was based on an estimated fair value of a similar debt instrument that does not contain features permitting exchange into common stock (a Level 2 input, as defined in Note 11. Fair

Value Measurements). We determined the fair value of the long-term debt component as the present value of contractual future cash flows. The carrying amount of the equity component was calculated by deducting the fair value of the long-term debt component from the initial proceeds of the Exchangeable Notes. Accordingly, at issuance, we allocated $255 million to long-term debt and $90 million to additional paid-in capital. We recorded a net deferred tax liability of $20 million in connection with the debt discount and issuance costs associated with the Exchangeable Notes that is recorded in deferred income taxes on the consolidated balance sheets. The difference between the face value of the Exchangeable Notes and the long-term debt component is accounted for as a debt discount, which is amortized, along with debt issuance costs, to interest expense over the term of the Exchangeable Notes ending April 15, 2025 using an effective interest rate of approximately 12%.

The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2020 (in thousands):

Year Ended December 31, 2020
Liability Component:
Principal	$345,000
Less: Unamortized debt discount	80,446
Net carrying value(1)	$264,554

Equity component:
Conversion feature	$90,500
Less: Equity portion of debt issuance costs	3,167
Less: Deferred tax liability	19,457
Net carrying value	$67,876
_____________________________
(1)Excludes net unamortized debt issuance costs of $8 million as of December 31, 2020.
The following table sets forth interest expense recognized related to the Exchangeable Notes for year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Contractual interest expense	$9,698
Amortization of debt discount and issuance costs	10,834

Aggregate Maturities
As of December 31, 2020, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2021	$26,068
2022	25,180
2023	400,180
2024	1,774,555
2025	1,976,370
Thereafter	605,152
Total	$4,807,505

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we have been a party to certain foreign currency forward contracts that extended until December 31, 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts in the years ended December 31, 2020 and 2019. As of December 31, 2020, we have no unsettled forward contracts and no material losses are expected to be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2020 and matured during the years ended December 31, 2020, 2019 and 2018 are as follows:

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
____________________
(1) Subject to a 1% floor.
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
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2020 and 2019 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2020	2019
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1,953
Interest rate swaps	Other accrued liabilities	(16,038)	(7,020)
Interest rate swaps	Other noncurrent liabilities	—	(7,918)
Total		$(16,038)	$(12,985)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Foreign exchange contracts	$(4,652)	$(360)	$(8,250)
Interest rate swaps	(15,869)	(14,857)	1,907
Total	$(20,521)	$(15,217)	$(6,343)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2020	2019	2018
Foreign exchange contracts	Cost of revenue, excluding technology costs	$2,992	$5,351	$(322)
Interest rate swaps	Interest expense, net	14,898	156	3,999
Total		$17,890	$5,507	$3,677

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
Pension Plan Assets—See Note 16. Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.
The following tables present the fair value of our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2020	Level 1	Level 2	Level 3
Derivatives (1):
Interest rate swap contracts	$(16,038)	$—	$(16,038)	$—
Total	$(16,038)	$—	$(16,038)	$—

		Fair Value at Reporting Date Using
	December 31, 2019	Level 1	Level 2	Level 3
Derivatives (1):
Foreign currency forward contracts	$1,953	$—	$1,953	$—
Interest rate swap contracts	(14,938)	—	(14,938)	—
Total	$(12,985)	$—	$(12,985)	$—
____________________
(1) See Note 10. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2020 and 2019.
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
Due to the impacts of the COVID-19 pandemic on our current and projected future results of operations, we identified a triggering event requiring an interim quantitative assessment on our goodwill in the first quarter of 2020. We utilized Level 3 inputs based on management's best estimates and assumptions in performing our quantitative assessment as of March 31, 2020. Our interim impairment assessment as of March 31, 2020 determined that our goodwill was not impaired. We updated our goodwill assessment quarterly on a qualitative basis during 2020 and determined that our goodwill was not impaired at any reporting date in 2020. See Note 5. Goodwill and Intangible Assets for additional information
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable approximates their fair values. The fair values of our senior exchangeable notes due 2025, senior secured notes due 2025, and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.
The following table presents the fair value and carrying value of all our senior notes and borrowings under our senior secured credit facilities as of December 31, 2020 and 2019 (in thousands):

	Fair Value at December 31,		Carrying Value(1) at December 31,
Financial Instrument	2020	2019	2020	2019
Term Loan A	$—	$485,106	$—	$483,317
Term Loan B	1,785,843	1,856,100	1,821,016	1,838,741
Other Term Loan B	639,389	—	630,663	—
Revolver, $400 million	375,000	—	375,000	—
5.375% senior secured notes due 2023	—	543,536	—	530,000
5.25% senior secured notes due 2023	—	514,670	—	500,000
9.25% senior secured notes due 2025	925,610	—	775,000	—
7.375% senior secured notes due 2025	925,030	—	850,000	—
4.000% senior exchangeable notes due 2025	610,907	—	264,554	—
_____________________
(1)Excludes net unamortized debt issuance costs.

12. Leases
In the first quarter of 2019, we adopted ASC 842, Leases, which replaced the previous accounting standard on leases. The new lease standard is a right-of-use model, requiring most lessee agreements to be recorded on the balance sheet. The intent of the standard is to provide greater transparency about lessee obligations and activities. The primary impact to our financial statements is that most operating leases are recorded on our consolidated balance sheet and enhanced disclosures are required for both operating and finance leases. As permitted by ASC 842, our accounting policy is to evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet.
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

For the year ended December 31, 2018, we recognized rent expense of $30 million. The following table presents the components of lease expense for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$25,442	$27,035
Finance lease cost:
Amortization of right-of-use assets	$6,743	$7,073
Interest on lease liabilities	124	453
Total finance lease cost	$6,867	$7,526
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2020	2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$23,694	$28,374
Operating cash flows used in finance leases	124	453
Financing cash flows used in finance leases	4,600	6,731
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$89,328	$27,116
Finance leases	$—	$397

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$125,110	$64,191
Other accrued liabilities	37,892	21,932
Other noncurrent liabilities	97,403	49,970
Total operating lease liabilities	$135,295	$71,902
Finance Leases
Property and equipment	34,931	35,349
Accumulated depreciation	(32,747)	(27,163)
Property and equipment, net	$2,184	$8,186
Other accrued liabilities	889	5,804
Other noncurrent liabilities	—	78
Total finance lease liabilities	$889	$5,882

The following table presents other supplemental information related to leases:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	7.9	4.9
Finance leases	1	1.2
Weighted Average Discount Rate
Operating leases	5.3%	5.4%
Finance leases	4.0%	4.9%
Sale and Leaseback Transaction
During the fourth quarter of 2020, we completed the sale of our two headquarters buildings for aggregate receipts, net of closing costs, of $69 million. Our carrying value for the buildings approximated the proceeds from the sale. Contemporaneously with the closing of the sale, we entered into two leases pursuant to which we leased back the properties for initial terms of 12 years and 18 months, respectively, with renewal options up to 10 years in certain circumstances. Both leases entered into as a result of the sale and leaseback transaction are classified as operating leases. In connection with these leases, lease liabilities representing the fair value of future lease payments of $46 million were recorded within the consolidated balance sheet as of December 31, 2020 and a non-cash net gain on sale of $10 million was recorded to Other, net, resulting in right-of-use assets of $56 million recorded within the consolidated balance sheet as of December 31, 2020. The net proceeds from the sale will be used for general operating purposes.
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 1.3 million square feet of office space in 70 locations in 38 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$38,029	$923
2022	21,620	—
2023	17,062	—
2024	15,615	—
2025	11,051	—
Thereafter	60,670	—
Total	164,047	923
Imputed Interest	(28,752)	(34)
Total	$135,295	$889

13. Stock and Stockholders’ Equity
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
We recorded $8 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2020. During the year ended December 31, 2020, we paid cash dividends on our preferred stock of $6 million. On February 3, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2021 to holders of record of the Preferred Stock on February 15, 2021.
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
The Preferred Stock is not be redeemable at our election before the mandatory conversion date. The holders of the Preferred Stock do not have any voting rights, with limited exceptions. In the event that Preferred Stock dividends have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect two new directors until all accumulated and unpaid Preferred Stock dividends have been paid in full, at which time that right will terminate.
Common Stock
On August 24, 2020, we completed an offering of 41,071,429 shares of our common stock which generated net proceeds of approximately $275 million for use as general corporate purposes.
We paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $39 million, $0.14 per share, totaling $154 million, and $0.14 per share, totaling $154 million, during the years ended December 31, 2020, 2019 and 2018, respectively. Given the impacts of COVID-19, we suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the year ended December 31, 2020, we did not repurchase any shares pursuant to the Share Repurchase Program. For the years ended December 31, 2019 and 2018, we repurchased 3,673,768 shares totaling $78 million and 1,075,255 shares totaling $26 million pursuant to the Share Repurchase Program, respectively. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of December 31, 2020.
14. Equity-Based Awards
As of December 31, 2020, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), and the 2019 Director Equity Compensation Plan ("2019 Director Plan"). Our 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2019 Director Plan provides for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-

employee Directors. Outstanding awards under the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 12,500,000 shares of our common stock for issuance under our 2019 Omnibus Plan and 500,000 shares of our common stock for issuance under our 2019 Director Plan. We added 10,687,275 shares that were reserved but not issued under the Sovereign MEIP, Sovereign 2012 MEIP, 2014 Omnibus, and 2016 Omnibus Plans to the 2019 Omnibus Plan reserves, for a total of 23,187,275 authorized shares of common stock for issuance under the 2019 Omnibus Plan. Time-based options granted under the 2019, 2016, and 2014 Omnibus Plans prior to 2020 generally vest over a four year period with 25% vesting at the end of year one and the remaining vesting quarterly thereafter. Time-based options granted under the 2019 Omnibus Plan in 2020 vest over a three-year period, vesting in equal annual installments. Options granted prior to fiscal year 2020 vested over a four-year period. Options granted are exercisable for up to 10 years. RSUs generally vest over a four year period with 25% vesting annually. PSUs granted prior to 2020 generally vest over a four year period with 25% vesting annually. During 2020, we granted PSUs that vest over a three year period in equal annual installments, as well as PSUs that cliff vest at the end of one, two, or three years, depending on the terms of the grant. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $70 million, $67 million and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. The following table summarizes the weighted-average assumptions used:

	Year Ended December 31,
	2020	2019	2018
Exercise price	$8.24	$21.37	$22.89
Average risk-free interest rate	0.70%	2.40%	2.72%
Expected life (in years)	6.00	6.11	6.11
Expected volatility	36.41%	26.32%	23.17%
Dividend yield	5.11%	2.62%	2.46%

The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2020:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2019	4,478,366	$21.46	7.4	$8,000
Granted	2,043,226	8.24
Exercised	(39,766)	6.12
Cancelled	(1,857,337)	22.86
Forfeited	(433,620)	16.96
Expired	(890,613)	20.26
Outstanding at December 31, 2020	3,300,256	$13.59	7.9	$7,401
Vested and exercisable at December 31, 2020	1,091,946	$20.43	5.6	$242
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $12.02 on December 31, 2020.
The total intrinsic value of stock options exercised was immaterial for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the total intrinsic value of stock options exercised was $4 million and $6 million, respectively. The weighted-average fair values of options granted were $1.71, $4.55, and $4.58 during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $4 million in unrecognized compensation expense associated with stock options will be recognized over a weighted-average period of 2.3 years.

The following table summarizes the activities for our RSUs for the year ended December 31, 2020:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	6,365,580	$22.06
Granted	9,791,052	8.47
Vested	(2,320,243)	22.97
Cancelled	(295,024)	8.47
Forfeited	(1,231,719)	16.67
Unvested at December 31, 2020	12,309,646	$12.07
The total fair value of RSUs vested, as of their respective vesting dates, was $52 million, $47 million, and $30 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, approximately $106 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.1 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2020:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	2,089,505	$21.99
Granted	1,762,444	9.03
Vested	(667,460)	20.29
Forfeited	(337,694)	15.55
Unvested at December 31, 2020	2,846,795	$14.18
The total fair value of PSUs vested, as of their respective vesting dates, was $14 million, $11 million and $9 million during the years ended December 31, 2020, 2019 and 2018, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. During the year ended December 31, 2020, we amended the 2020 performance metrics associated with PSUs that vest in March 2021 due to the impact of COVID-19 on our performance and these awards became subject to variable accounting based on the fair value at the end of each period with the cumulative effect of changes in fair value recorded each reporting period. During the years ended December 31, 2019 and 2018, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2020, unrecognized compensation expense associated with PSUs expected to vest totaled $14 million and $8 million for the annual measurement periods ending December 31, 2021 and 2022, respectively.
15. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
(Loss) income from continuing operations	$(1,274,332)	$164,312	$340,921
Less: Net income attributable to non-controlling interests	1,200	3,954	5,129
Less: Preferred stock dividends	7,659	—	—
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(1,283,191)	$160,358	$335,792
Denominator:
Basic weighted-average common shares outstanding	289,855	274,168	275,235
Add: Dilutive effect of stock options and restricted stock awards	—	2,049	2,283
Diluted weighted-average common shares outstanding	289,855	276,217	277,518
Earnings per share from continuing operations:
Basic	$(4.43)	$0.58	$1.22
Diluted	$(4.43)	$0.58	$1.21
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-

average common shares outstanding calculation excludes 2 million of dilutive stock options and restricted stock awards for the year ended December 31, 2020 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 3 million of anti-dilutive common stock equivalents for the years ended December 31, 2020, 2019 and 2018, respectively.

As we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock, we have used the if-converted method for calculating any potential dilutive effect of these notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the year ended December 31, 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the period.

Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the year ended December 31, 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the period.
16. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. During 2020, we temporarily suspended our 401(k) match program for US-based employees in connection with our cost reduction efforts in response to market conditions as the result of the COVID-19 pandemic. We recognized expenses related to the 401(k) Plan of approximately $7 million, $23 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2020 and 2019, and the unfunded status as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$(463,436)	$(428,216)
Interest cost	(14,675)	(18,324)
Actuarial loss, net	(53,831)	(47,632)
Benefits paid	18,476	30,736
Lump sum settlement	44,450	—
Benefit obligation at December 31	$(469,016)	$(463,436)
Change in plan assets:
Fair value of assets at January 1	$338,264	$312,455
Actual return on plan assets	55,215	54,945
Employer contributions	14,700	1,600
Benefits paid	(18,476)	(30,736)
Lump sum settlement	(44,450)	—
Fair value of assets at December 31	$345,253	$338,264
Unfunded status at December 31	$(123,763)	$(125,172)
The actuarial loss, net of $54 million for the year ended December 31, 2020 is attributable to a decrease in the discount rate. The actuarial loss, net of $48 million for the year ended December 31, 2019, is attributable to a decrease in the discount rate, form of payment assumptions, and updates to certain plan participant assumptions. During the year ended December 31, 2020, lump sum settlements occurred within our defined benefit pension plan which resulted in a loss of $18 million recorded to Other, net.

The net benefit obligation of $124 million and $125 million as of December 31, 2020 and 2019, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss) associated with the LPP, net of deferred taxes of $40 million and $42 million as of December 31, 2020 and 2019, respectively, are as follows (in thousands):

	December 31,
	2020	2019
Net actuarial loss	$(159,709)	$(154,608)
Prior service credit	9,099	10,210
Pension settlement	14,005	—
Accumulated other comprehensive loss	$(136,605)	$(144,398)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest cost	$14,675	$18,324	$17,090
Expected return on plan assets	(15,420)	(18,510)	(18,790)
Amortization of prior service credit	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss	8,622	6,516	7,362
Net periodic benefit	$6,445	$4,898	$4,230
Settlement charge	18,071	—	—
Net cost	$24,516	$4,898	$4,230
Weighted-average discount rate used to measure benefit obligations	2.60%	3.53%	4.41%
Weighted average assumptions used to determine net benefit cost:
Discount rate(1)	3.53%	4.41%	3.81%
Expected return on plan assets	5.00%	5.75%	5.75%
________________________________
(1) As of August 31, 2020, 2.76% discount rate due to the settlement charge.
The following table provides the pre-tax amounts recognized in other comprehensive income (loss), including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2020	2019	2018
Net actuarial loss	$15,225	$11,196	$25,595
Pension settlement	(18,071)	—	—
Amortization of actuarial loss	(8,611)	(6,516)	(7,362)
Amortization of prior service credit	1,432	1,432	1,432
Total (income) loss recognized in other comprehensive income (loss)	$(10,025)	$6,112	$19,665
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$14,491	$11,010	$23,895
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

The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 38% global equities, 14% real estate assets, 18% diversified credit and 27% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 11. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2020, and 2019:

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$263,244	$—	$263,244
U.S. equity securities	—	65,257	—	65,257
Money market mutual fund	8,017	—	—	8,017
Limited partnership interest:
Real estate	—	—	8,735	8,735
Total assets at fair value	$8,017	$328,501	$8,735	$345,253

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$265,495	$—	$265,495
U.S. equity securities	—	58,315	—	58,315
Money market mutual fund	4,506	—	—	4,506
Limited partnership interest:
Real estate	—	—	9,948	9,948
Total assets at fair value	$4,506	$323,810	$9,948	$338,264

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2018	$20,836
Contributions	331
Net distributions	(11,235)
Advisory fee	(205)
Net investment income	771
Unrealized gain	(541)
Net realized gain	(9)
Ending balance at December 31, 2019	$9,948
Contributions	87
Net distributions	(300)
Redemptions	(573)
Advisory fee	(92)
Net investment income	400
Unrealized loss	(728)
Net realized loss	(7)
Ending balance at December 31, 2020	$8,735
We contributed $15 million and $2 million to fund our defined benefit pension plans during the years ended December 31, 2020 and 2019, respectively. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of

2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make $13 million in contributions to our defined benefit pension plans in 2021.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2021.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2021	$30,114
2022	30,544
2023	29,392
2024	33,259
2025	35,522
2026-2030	160,287

17. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.9 billion. These purchase commitments extend through 2030.
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
In September 2019, the Second Circuit issued its Order and Opinion. The Second Circuit vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remains intact. The lawsuit has been remanded to federal court in the Southern District of New York for further proceedings. The trial court has scheduled the trial to begin on April 25, 2022.
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of December 31, 2020.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2016 and appeals for assessment years ending March 2006 through 2016 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of December 31, 2020. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Travel Solutions platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of the settlement with these states, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes.
Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we have engaged a PCI forensic investigator to investigate this incident. We have not found any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represents only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any other governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them, with the exception of the payment related to the settlement agreements as described above. We maintain insurance that covers certain aspects of cyber risks, including the payment related to the settlement agreements, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of December 31, 2020, we have approximately $22 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling has been appealed. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2020, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
18. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We now operate our business and present our results through two business segments effective the third quarter of 2020 (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure which aligns with information that our Chief Operating Decision Maker utilizes beginning in the third quarter of 2020 to evaluate segment performance and allocate resources. These changes did not impact the historical Hospitality Solutions reporting segment's revenue and expenses.
Our CODM utilizes Adjusted Operating (Loss) Income as the measures of profitability to evaluate performance of our segments and allocate resources which is not a recognized term under GAAP. Our uses of Adjusted Operating (Loss) Income has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Operating (loss) Income as operating (loss) income adjusted for equity method (loss) income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
As a result of the Strategic Realignment, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure.
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

Segment information for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
Travel Solutions	$1,176,694	$3,723,000	$3,628,941
Hospitality Solutions	174,628	292,880	273,079
Eliminations	(17,222)	(40,892)	(35,064)
Total revenue	$1,334,100	$3,974,988	$3,866,956
Adjusted Operating (Loss) Income(a)
Travel Solutions	$(523,122)	$729,266	$866,957
Hospitality Solutions	(63,915)	(21,632)	12,881
Corporate	(158,237)	(194,226)	(178,406)
Total	$(745,274)	$513,408	$701,432
Depreciation and amortization
Travel Solutions	$250,540	$292,097	$300,707
Hospitality Solutions	42,789	53,098	39,943
Total segments	293,329	345,195	340,650
Corporate	70,414	69,426	72,694
Total	$363,743	$414,621	$413,344
Capital Expenditures
Travel Solutions	$23,481	$52,642	$163,317
Hospitality Solutions	3,177	11,324	39,160
Total segments	26,658	63,966	202,477
Corporate	38,762	51,200	81,463
Total	$65,420	$115,166	$283,940
(a)The following table sets forth the reconciliation of operating (loss) income in our statement of operations to Adjusted Operating (Loss) Income (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating (loss) income	$(988,039)	$363,417	$562,016
Add back:
Equity method (loss) income	(2,528)	2,044	2,556
Impairment and related charges(1)	8,684	—	—
Acquisition-related amortization(2)	65,998	64,604	68,008
Restructuring and other costs(3)	85,797	—	—
Acquisition-related costs(4)	16,787	41,037	3,266
Litigation costs, net(5)	(1,919)	(24,579)	8,323
Stock-based compensation	69,946	66,885	57,263
Adjusted Operating (loss) income	$(745,274)	$513,408	$701,432

(1)Impairment and related charges represents $5 million associated with software developed for internal use and $4 million associated with capitalized implementation costs related to a specific customer based on our analysis of the recoverability of such amounts.
(2)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(3)Restructuring and other costs represents charges associated with business restructuring and associated changes, including the Strategic Realignment, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See Note 4. Restructuring Activities for further details.
(4)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix, as well as costs related to the acquisition of Radixx in 2019. See Note 3. Acquisitions for further information.
(5)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2020, we reversed the previously accrued non-income tax expense of $4 million due to success in our claims. In 2019, we recorded the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. In 2018, we recorded non-income tax expense of $5 million for tax, penalties and interest associated with certain non-income tax claims for historical periods regarding permanent establishment in a foreign jurisdiction. See Note 17. Commitments and Contingencies for further information.

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 79%, 91% and 92% of our Travel Solutions revenue for each of the years ended December 31, 2020, 2019 and 2018. Transaction-based revenue accounted for approximately 68%, 80% and 81% for the years ended December 31, 2020, 2019 and 2018, respectively, of our Hospitality Solutions revenue. All joint venture equity income relates to Travel Solutions.
Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Distribution revenue for the Travel Solutions business is attributed to countries based on the location of the travel supplier and IT Solutions revenue is based on the location of the customer. For Hospitality Solutions, revenue is attributed to countries based on the location of the customer. The majority of our revenues and long-lived assets are derived from the United States, Europe, and Asia-Pacific ("APAC") as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
United States	$636,854	$1,306,450	$1,346,895
Europe	287,421	913,245	928,533
APAC	151,206	822,679	820,711
All Other	258,619	932,614	770,817
Total	$1,334,100	$3,974,988	$3,866,956

	As of December 31,
	2020	2019
Long-lived assets
United States	$417,070	$622,034
Europe	39,160	1,594
APAC	17,956	11,521
All Other	14,415	6,573
Total	$488,601	$641,722

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to help minimize the impact on their design and operating effectiveness.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) is incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2021 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED     STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2021 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	18,456,697	$13.59	10,642,038
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2019 Omnibus Plan, 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP, and the Sovereign MEIP. Also includes 15,156,441 restricted share units under our 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).
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
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan. Therefore, as of December 31, 2020, no shares remained available for future grants under the 2016 Omnibus Plan.

Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2020, no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2020, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2020, no shares remained available for future grants under the Sovereign 2012 MEIP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2021 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2021 Proxy Statement is incorporated in this Item 14 by reference.

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

3.2
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

10.14
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

10.15
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

10.18
Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.19+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018).

Exhibit Number	Description of Exhibits
10.20+
Letter by and between Sovereign Holdings, Inc., Sabre Holdings Corporation and Sabre Inc. and Lawrence W. Kellner, dated August 30, 2013 (incorporated by reference to Exhibit 10.47 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.21+
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

10.23+
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

10.25+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.26
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

10.27+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.28
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.29+
Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre’s Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.30
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

10.31
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.32+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.33†
Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider (incorporated by reference to Exhibit 10.65 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.34+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.35+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.36+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.37
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

Exhibit Number	Description of Exhibits
10.38
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.67 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.39
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

10.40
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

10.41
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

10.42+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.43+
Letter Agreement by and between Sabre Corporation and Lawrence W. Kellner, dated December 15, 2016 (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.44
Amendment dated December 22, 2016, to that certain Master Services Agreement dated as of November 1, 2015 by and between HP Enterprise Services, LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.56 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017).

10.45
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

10.46+
Letter Agreement by and between Sabre Corporation and David Shirk, dated April 5, 2017 (incorporated by reference to Exhibit 10.60 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.47+
Letter Agreement by and between Sabre Corporation and Wade Jones, dated April 24, 2017 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.48
Amendment Number Two, dated May 1, 2017, to that certain Master Services Agreement dated as of November 1, 2015 by and between Enterprises Services, LLC (f/k/a HP Enterprise Services, LLC) and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.49
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

10.50
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

10.51
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

10.52+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

Exhibit Number	Description of Exhibits
10.53
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

10.54+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.55+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.56+
Form of Chairman of the Board Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.58 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.57+
Offer Letter by and between Sabre Corporation and Douglas E. Barnett, dated June 26, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2018).

10.58+
Amendment to Employment Agreement, by and between Sabre Corporation and David Shirk, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018).

10.59+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.60+
Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.61+
Offer Letter by and between Sabre Corporation and Kimberly Warmbier, dated June 22, 2018 (incorporated by reference to Exhibit 10.64 of Sabre’s Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).

10.62+
Offer Letter by and between Sabre Corporation and Cem Tanyel, dated September 4, 2018 (incorporated by reference to Exhibit 10.65 of Sabre’s Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).

10.63+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.64+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.65+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.66+
Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.67+
Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.72 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.68+
Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.69+
Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.70+
Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.75 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.71+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.76 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.72+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan. incorporated by reference to Exhibit 10.77 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.73	Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC.

Exhibit Number	Description of Exhibits
10.74+
Form of Award Agreement for Long-Term Cash Program under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.75
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.76	Form of 9.250% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).
10.77
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., Sabre Corporation, Sabre Holdings Corporation and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.3 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.78	Form of 4.000% Exchangeable Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).
10.79
Pledge and Security Agreement, dated April 17, 2020, among Sabre GLBL, Inc., Sabre Holdings Corporation, the subsidiary guarantor party thereto and Wells Fargo Bank, National Association, as collateral agent ((incorporated by reference to Exhibit 10.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.80+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.80 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.81+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.81 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.82+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.82 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.83+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.83 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.84+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.84 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.85+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.85 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.86+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.86 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.87+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.88+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.88 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.89+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.89 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.90+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Initial Grant) under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.90 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.91+
Letter Agreement by and between Sabre Corporation and Roshan Mendis, dated June 2, 2020 (incorporated by reference to Exhibit 10.91 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.92+
Letter Agreement by and between Sabre Corporation and David D. Moore, dated June 3, 2020 (incorporated by reference to Exhibit 10.92 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.93
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.94	Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

Exhibit Number	Description of Exhibits
10.95
Pledge and Security Agreement, dated as of August 27, 2020, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.96+
Letter Agreement between Sabre Corporation and Shawn Williams dated July 15, 2020 (incorporated by reference to Exhibit 10.94 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.97+
Letter Agreement between Sabre Corporation and Scott Wilson, dated July 30, 2020 (incorporated by reference to Exhibit 10.95 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.98
Amendment Number 3, dated as of August 1, 2020 to that certain Master Services Agreement dated as of November 1, 2015 by and between DXC Technology Services LLC (successor in interest to HP Enterprises, LLC) and Sabre GLBL (incorporated by reference to Exhibit 10.96 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).**

10.99
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc. each of the guarantors party thereto and Wells Fargo Bank National Association, as trustee and collateral agent incorporated by reference to Exhibit 10.97 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.100
Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 10.97 of Sabre’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.101
Amendment No. 3 to Amended and Restated Credit Agreement, dated December 17, 2020, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

10.102
Sixth Term A Loan Refinancing and Incremental Amendment to Amended and Restated Credit Agreement, dated December 17, 2020, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as the 2020 Other Term B Lender and Bank of America, N.A., as the 2020 Incremental Term Lender (incorporated by reference to Exhibit 10.2 of Sabre’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

10.103*	Amended and Restated Master Services Agreement entered into as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC.**
10.104*	Amended and Restated Service Agreement No. 1 effective as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC.**
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.
**	Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

ITEM 16.        FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 25, 2021	By:	/s/ Douglas E. Barnett
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

/s/ Sean Menke	President and Chief Executive Officer and Director	February 25, 2021
Sean Menke	(Principal Executive Officer)

/s/ Douglas E. Barnett	Executive Vice President and Chief Financial Officer	February 25, 2021
Douglas E. Barnett	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President - Finance and Controlling	February 25, 2021
Jami B. Kindle	(Principal Accounting Officer)

/s/ Karl Peterson	Chairman of the Board and Director	February 25, 2021
Karl Peterson

/s/ George Bravante, Jr.	Director	February 25, 2021
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 25, 2021
Hervé Couturier

/s/ Renée James	Director	February 25, 2021
Renée James

/s/ Gary Kusin	Director	February 25, 2021
Gary Kusin

/s/ Gail Mandel	Director	February 25, 2021
Gail Mandel

/s/ Judy Odom	Director	February 25, 2021
Judy Odom

/s/ Joseph Osnoss	Director	February 25, 2021
Joseph Osnoss

/s/ Zane Rowe	Director	February 25, 2021
Zane Rowe

/s/ Gregg Saretsky	Director	February 25, 2021
Gregg Saretsky

/s/ John Scott	Director	February 25, 2021
John Scott

/s/ John Siciliano	Director	February 25, 2021
John Siciliano

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2020, 2019 AND 2018
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2020	$57.7	$65.7	$(25.8)	$97.6
Year ended December 31, 2019	$45.3	$20.6	$(8.2)	$57.7
Year ended December 31, 2018	$43.0	$7.7	$(5.4)	$45.3
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2020	$38.3	$201.6	$11.4	$251.3
Year ended December 31, 2019	$59.3	$—	$(21.0)	$38.3
Year ended December 31, 2018	$59.0	$4.7	$(4.4)	$59.3