Form 10-Q
period 2021-03-31
Sabre Corp
filed 2021-05-04
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 29, 2021, 319,463,499 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$327,484	$658,977
Cost of revenue, excluding technology costs	146,761	281,415
Technology costs	252,663	325,372
Selling, general and administrative	130,613	203,601
Operating loss	(202,553)	(151,411)
Other income (expense):
Interest expense, net	(64,101)	(37,442)
Equity method loss	(911)	(686)
Other, net	11,631	(47,486)
Total other expense, net	(53,381)	(85,614)
Loss from continuing operations before income taxes	(255,934)	(237,025)
Provision for income taxes	3,997	(27,254)
Loss from continuing operations	(259,931)	(209,771)
Loss from discontinued operations, net of tax	(263)	(2,126)
Net loss	(260,194)	(211,897)
Net income attributable to noncontrolling interests	484	783
Net loss attributable to Sabre Corporation	(260,678)	(212,680)
Preferred stock dividends	5,428	—
Net loss attributable to common stockholders	$(266,106)	$(212,680)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.84)	$(0.77)
Loss from discontinued operations	—	(0.01)
Net loss per common share	$(0.84)	$(0.78)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.84)	$(0.77)
Loss from discontinued operations	—	(0.01)
Net loss per common share	$(0.84)	$(0.78)
Weighted-average common shares outstanding:
Basic	317,634	274,037
Diluted	317,634	274,037
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(260,194)	$(211,897)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(4,840)	(1,794)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $(1,206)	—	4,141
Amortization of prior service credits, net of taxes of $80, and $80	(278)	(278)
Amortization of actuarial losses, net of taxes of $(481), and $(365)	1,674	1,264
Net change in retirement-related benefit plans, net of tax	1,396	5,127
Derivatives:
Unrealized losses, net of taxes of $1, and $6,447	(3)	(23,818)
Reclassification adjustment for realized losses, net of taxes of $(899), and $(515)	3,128	1,835
Net change in derivatives, net of tax	3,125	(21,983)
Share of other comprehensive income (loss) of equity method investments	534	(653)
Other comprehensive income (loss)	215	(19,303)
Comprehensive loss	(259,979)	(231,200)
Less: Comprehensive income attributable to noncontrolling interests	(484)	(783)
Comprehensive loss attributable to Sabre Corporation	$(260,463)	$(230,417)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,284,918	$1,499,665
Accounts receivable, net of allowance for credit losses of $91,767 and $96,150	293,953	255,468
Prepaid expenses and other current assets	153,964	132,972
Total current assets	1,732,835	1,888,105
Property and equipment, net of accumulated depreciation of $2,040,177 and $1,995,409	323,357	363,491
Equity method investments	23,889	24,265
Goodwill	2,630,011	2,636,546
Acquired customer relationships, net of accumulated amortization of $767,778 and $761,335	281,568	289,150
Other intangible assets, net of accumulated amortization of $723,876 and $714,095	212,436	222,216
Deferred income taxes	24,278	24,181
Other assets, net	599,464	629,768
Total assets	$5,827,838	$6,077,722

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$104,243	$115,229
Accrued compensation and related benefits	88,495	86,830
Accrued subscriber incentives	120,639	100,963
Deferred revenues	116,487	99,470
Other accrued liabilities	186,060	193,383
Current portion of debt	26,050	26,068
Total current liabilities	641,974	621,943
Deferred income taxes	69,670	72,196
Other noncurrent liabilities	369,465	380,621
Long-term debt	4,714,990	4,717,808
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 225,000 authorized, 3,340 issued and outstanding as of March 31, 2021 and December 31, 2020; aggregate liquidation value of $334,000 as of March 31, 2021 and December 31, 2020	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 341,563 and 338,662 shares issued, 319,433 and 317,297 shares outstanding at March 31, 2021 and December 31, 2020, respectively	3,416	3,387
Additional paid-in capital	3,009,651	2,985,077
Treasury Stock, at cost, 22,130 and 21,365 shares at March 31, 2021 and December 31, 2020, respectively	(487,401)	(474,790)
Accumulated deficit	(2,365,730)	(2,099,624)
Accumulated other comprehensive loss	(135,742)	(135,957)
Non-controlling interest	7,512	7,028
Total stockholders’ equity	31,739	285,154
Total liabilities and stockholders’ equity	$5,827,838	$6,077,722

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(260,194)	$(211,897)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	73,223	95,861
Stock-based compensation expense	24,426	17,577
Amortization of upfront incentive consideration	15,825	18,213
Gain on sale of investment	(14,532)	—
Amortization of debt discount and issuance costs	2,853	993
Provision for expected credit losses	(2,226)	36,359
Deferred income taxes	(2,004)	(41,732)
Loss from discontinued operations	263	2,126
Acquisition termination fee	—	24,811
Other	1,396	(1,858)
Changes in operating assets and liabilities:
Accounts and other receivables	(41,144)	120,580
Prepaid expenses and other current assets	(18,008)	(10,120)
Capitalized implementation costs	(5,022)	(1,472)
Upfront incentive consideration	(2,185)	(22,566)
Other assets	3,176	16,102
Accrued compensation and related benefits	681	(23,655)
Accounts payable and other accrued liabilities	17,433	(1,197)
Deferred revenue including upfront solution fees	8,636	22,306
Cash (used in) provided by operating activities	(197,403)	40,431
Investing Activities
Proceeds from sale of investment	14,840	—
Additions to property and equipment	(6,435)	(28,437)
Other investing activities	—	(4,413)
Cash provided by (used in) investing activities	8,405	(32,850)
Financing Activities
Net payment on the settlement of equity-based awards	(12,434)	(5,200)
Payments on borrowings from lenders	(6,295)	(18,953)
Dividends paid on preferred stock	(5,428)	—
Proceeds of borrowings from lenders	—	375,000
Payments on Tax Receivable Agreement	—	(71,958)
Cash dividends paid to common shareholders	—	(38,544)
Other financing activities	(64)	(2,199)
Cash (used in) provided by financing activities	(24,221)	238,146
Cash Flows from Discontinued Operations
Cash used in operating activities	(281)	(997)
Cash used in discontinued operations	(281)	(997)
Effect of exchange rate changes on cash and cash equivalents	(1,247)	3,566
(Decrease) increase in cash and cash equivalents	(214,747)	248,296
Cash and cash equivalents at beginning of period	1,499,665	436,176
Cash and cash equivalents at end of period	$1,284,918	$684,472
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	$33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	$33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739
(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	—	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(1)	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	—	—	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting Standards	—	—	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	—	—	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic continued to have a material impact to our consolidated financial results in the first quarter of 2021, resulting in a material decrease in transaction-based revenue across both of our business units compared to the prior year. Lower global distribution system ("GDS") volumes have continued to result in a material decline in incentive consideration costs, as expected. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered, we have seen some continued improvement in our key volume metrics during the first quarter of 2021, led by our Hospitality Solutions business. Domestic bookings continue to exceed international bookings, however, which has negatively impacted revenue.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of March 31, 2021, which is consistent with our reserve as of December 31, 2020. Additionally, our allowance for credit losses at March 31, 2021 was $93 million, a decrease of $5 million from December 31, 2020. The provision for credit losses for the three months ended March 31, 2021 decreased $39 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in these estimates will be accurate.
We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three months ended March 31, 2021. See Note 8. Fair Value Measurements for further information. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
Given the liquidity measures we enacted during 2020 and our ending cash balance of $1.3 billion as of March 31, 2021, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
Strategic Realignment—We completed a strategic realignment of our airline and agency-focused businesses in the third quarter of 2020 to address the changing travel landscape and respond to the impacts of the COVID-19 pandemic on our business and cost structure. As a result of our strategic realignment, we now operate our business and present our results through two business segments: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments were consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. There were no changes to the historical Hospitality Solutions reporting segment. Additionally, we have reclassified expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and moving certain expenses previously classified as cost of revenue to selling, general and administrative to align with the current leadership and operational organizational structure. Financial information for all periods presented has been updated to reflect these reclassifications.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate.
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the three months ended March 31, 2021 as a result of the adoption of these standards. Our current hedging contracts do not extend past December 31, 2021.
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which requires the senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into April 2020 to be accounted for as a single liability measured at amortized cost. We elected to early adopt this standard on January 1, 2021 using the full retrospective method, which requires us to restate each prior reporting period presented. As a result of adoption, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally established in connection with the debt discount and issuance costs within equity was also removed and the debt issuance costs which were allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%. As a result of removing the net deferred tax liability related to the debt discount, the valuation allowance increased by $17 million for the year ended December 31, 2020. Because the Exchangeable Notes were entered into during the second quarter of 2020, there was no impact to our consolidated statements of operations or earnings per share for the three months ended March 31, 2020 as a result of the adoption of this standard. The impacts to our consolidated balance sheets as of December 31, 2020 are shown below (in thousands):

	December 31, 2020
	As Reported	Adjustments	Recast
Deferred income taxes	$72,744	$(548)	$72,196
Long-term debt	4,639,782	78,026	4,717,808
Additional paid-in capital	3,052,953	(67,876)	2,985,077
Accumulated deficit	(2,090,022)	(9,602)	(2,099,624)
Total stockholders’ equity	362,632	(77,478)	285,154
Total liabilities and stockholders’ equity	6,077,722	—	6,077,722
In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard prospectively in the first quarter of 2021. There was no material impact to our consolidated financial statements for the three months ended March 31, 2021 as a result of this guidance.

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
The following table presents our assets and liabilities with customers as of March 31, 2021 and December 31, 2020 (in thousands):

Account	Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$88,954	$88,850
Trade and unbilled receivables, net	Accounts receivable, net	289,452	253,511
Long-term trade unbilled receivables, net	Other assets, net	35,217	38,156
Contract liabilities	Deferred revenues / other noncurrent liabilities	184,090	176,956
________________________________

(1) Includes contract assets of $8 million for March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021, we recognized revenue of approximately $12 million from contract liabilities that existed as of January 1, 2021. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2021	2020
Distribution	$151,781	$394,538
IT Solutions	137,094	213,050
Total Travel Solutions	288,875	607,588
SynXis Software and Services	38,730	50,731
Other	3,485	8,506
Total Hospitality Solutions	42,215	59,237
Eliminations	(3,606)	(7,848)
Total Sabre Revenue	$327,484	$658,977
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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

3. Restructuring Activities
We completed a strategic realignment of our airline and agency-focused businesses in the third quarter of 2020 to address the changing travel landscape and respond to the impacts of the COVID-19 pandemic on our business and cost structure. As a result of this strategic realignment, we incurred restructuring costs beginning in the first quarter of 2020. The strategic realignment and related actions are substantially complete. We do not expect additional restructuring charges associated with these activities to be significant.
Since the first quarter of 2020, we have incurred $80 million in connection with these restructuring activities, of which $18 million is recorded within cost of revenue, excluding technology costs, $30 million is recorded within technology costs and $32 million is recorded within selling, general and administrative costs in our consolidated statement of operations. For the three months ended March 31, 2021, adjustments to restructuring charges were immaterial.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheet (in thousands):

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$23,253
Cash Payments	(8,035)
Non-cash adjustments	(4,194)
Balance as of March 31, 2021	$11,024

4. Income Taxes
For the three months ended March 31, 2021, we recognized $4 million income tax expense, representing a negative effective tax rate of 2%, compared to an income tax benefit of $27 million, representing an effective tax rate of 11% for the three months ended March 31, 2020. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in the valuation allowance generated in the current quarter related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefits of its deferred tax assets. On the basis of this evaluation, as of March 31, 2021, a valuation allowance of $311 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $74 million and $73 million as of March 31, 2021 and December 31, 2020, respectively.
5. Credit Losses
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

Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2021 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2021
Balance at December 31, 2020	$97,568
Provision for expected credit losses	(2,226)
Write-offs	(1,639)
Other	(1,038)
Balance at March 31, 2021	$92,665

Our provision for expected credit losses for the three months ended March 31, 2021 decreased $39 million from $36 million in the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. For the three months ended March 31, 2020, we made a decision to fully reserve for certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the three months ended March 31, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances affected our estimate of expected credit losses in the prior year. Macro-economic factors, including the economic downturn, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may continue to result in restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
6. Debt
As of March 31, 2021 and December 31, 2020, our outstanding debt included in our consolidated balance sheets totaled $4,741 million and $4,744 million, respectively, which are net of debt issuance costs of $51 million and $54 million, respectively, and unamortized discounts of $9 million and $10 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2021 and December 31, 2020 (in thousands):

	Rate	Maturity	March 31, 2021	December 31, 2020
Senior secured credit facilities:
Term Loan B	L + 2.00%	February 2024	$1,819,913	$1,824,616
Other Term Loan B	L + 4.00%	December 2027	635,408	637,000
Revolver, $400 million(1)	L + 2.75%	November 2023	375,000	375,000
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	345,000	345,000
Finance lease obligations			870	889
Face value of total debt outstanding			4,801,191	4,807,505
Less current portion of debt outstanding			(26,050)	(26,068)
Face value of long-term debt outstanding			$4,775,141	$4,781,437
______________________
(1) Pursuant to the August 27, 2020 refinancing, subject to certain "springing" maturity conditions, the maturity may extend to February 2024 at the latest.
We had $375 million outstanding under the Revolver as of March 31, 2021 and December 31, 2020. We had outstanding letters of credit totaling $10 million as of March 31, 2021 and December 31, 2020, which reduced our overall credit capacity under the Revolver.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $300 million on a monthly basis, which was lowered in December 2020 from $450 million. In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver are between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing.
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans are 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base rate, respectively. The net proceeds of $623 million from the issuance, net of underwriting fees and commissions, were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. Additionally, on December 17, 2020, Sabre GLBL entered into a Pro Rata Amendment and the Refinancing Amendment which reduced the minimum liquidity requirement to $300 million. We incurred no material additional indebtedness as a result of these transactions, other than amounts for certain interest, fees and expenses. We recognized a loss on extinguishment of debt of $11 million during the year ended December 31, 2020 in connection with these transactions, which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million.
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
The capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption occurred in the first quarter of 2021. As such, the leverage ratio covenant has been suspended for the first and second quarters of 2021. As of March 31, 2021, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Due to the price of our common stock during the 30 trading days preceding March 31, 2021, the first condition above has been met as of March 31, 2021 and the Exchangeable Notes are exchangeable by the holders at any time during the second quarter of 2021. As of March 31, 2021, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $304 million.
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
As the result of the adoption of a new accounting standard on January 1, 2021, using the full retrospective method, the Exchangeable Notes are presented as a single liability measured at amortized cost. As presented in Note 1. General Information, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally established in connection with the debt discount and issuance costs within equity was also removed and the debt issuance costs which were allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%.
The following table sets forth the carrying value of the Exchangeable Notes as of March 31, 2021 and December 31, 2020, as recast (in thousands):

	March 31, 2021	December 31, 2020
Principal	$345,000	$345,000
Less: Unamortized debt issuance costs	9,892	10,443
Net Carrying Value	$335,108	$334,557

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$3,450	$—
Amortization of debt discount and issuance costs	$551	$—

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we are a party to certain foreign currency forward contracts that extend until December 2020. We have designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had no unsettled forward contracts and no material losses are expected to be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2021 and 2020 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
______________________

(1) Subject to a 0% floor.
In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million became effective December 31, 2019 and extended through the full year 2020. In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $300 million and $450 million of the floating-rate Term Loan B related to years 2020 and 2021, respectively. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the years 2020 and 2021. We have designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Other accrued liabilities	$(12,121)	$(16,038)
Total		$(12,121)	$(16,038)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020
Foreign exchange contracts	$—	$(9,459)
Interest rate swaps	(3)	(14,359)
Total	$(3)	$(23,818)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2021	2020
Foreign exchange contracts	Cost of revenue, excluding technology costs	$—	$621
Interest rate swaps	Interest expense, net	3,128	1,214
Total		$3,128	$1,835

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Interest Rate Swaps—The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services.
The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	March 31, 2021	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(12,121)	$—	$(12,121)	$—
Total	$(12,121)	$—	$(12,121)	$—

		Fair Value at Reporting Date Using
	December 31, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(16,038)	$—	$(16,038)	$—
Total	$(16,038)	$—	$(16,038)	$—
______________________
(1) See Note 7. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2021.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, and accounts receivable, approximates their fair values due to the short term nature of these instruments. The fair values of our senior exchangeable notes due 2025, senior secured notes due 2025 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Term Loan B	$1,798,302	$1,785,843	$1,816,585	$1,821,016
Other Term Loan B	642,953	639,389	629,270	630,663
Revolver, $400 million	375,000	375,000	375,000	375,000
9.25% senior secured notes due 2025	926,381	925,610	775,000	775,000
7.375% senior secured notes due 2025	928,260	925,030	850,000	850,000
4.00% senior exchangeable notes due 2025	715,561	610,907	345,000	345,000
______________________
(1) Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three months ended March 31, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
9. Accumulated Other Comprehensive Loss
As of March 31, 2021 and December 31, 2020, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2021	December 31, 2020
Defined benefit pension and other post-retirement benefit plans	$(134,200)	$(135,596)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(9,712)	(12,837)
Unrealized foreign currency translation gain	8,170	12,476
Total accumulated other comprehensive loss, net of tax	$(135,742)	$(135,957)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We are examining the short-term impact of these measures on our 2021 pension plan contributions, including the reduction, or potential elimination of, minimum funding requirements, as well as the possible long-term effects of fully funding the plan over a longer period of time if we were to take advantage of the extended amortization relief.
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
We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2021. During the three months ended March 31, 2021, we paid cash dividends on our preferred stock of $5 million. On April 28, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2021 to holders of record of the Preferred Stock on May 15, 2021.
Unless earlier converted, each outstanding share of Preferred Stock will automatically convert, on the mandatory conversion date, which is expected to be September 1, 2023 into shares of our common stock at a rate between 11.9048 and 14.2857, subject to customary anti-dilution adjustments. The number of shares of our common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. The number of shares issued at conversion based on the unadjusted conversion rates will be between 40 million and 48 million shares. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2021.

11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Loss from continuing operations	$(259,931)	$(209,771)
Less: Net income attributable to non-controlling interests	484	783
Less: Preferred stock dividends	5,428	—
Net loss from continuing operations available to common stockholders, basic and diluted	$(265,843)	$(210,554)
Denominator:
Basic weighted-average common shares outstanding	317,634	274,037
Add: Dilutive effect of stock options and restricted stock awards	—	—
Diluted weighted-average common shares outstanding	317,634	274,037
Earnings per share from continuing operations:
Basic	$(0.84)	$(0.77)
Diluted	$(0.84)	$(0.77)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 6 million and 2 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the periods. The calculation of diluted weighted-average shares excludes the impact of 1 million of anti-dilutive common stock equivalents for the three months ended March 31, 2021.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2021 as their effect would be anti-dilutive given the net loss incurred in the period. There was no impact to our earnings per share for the three months ended March 31, 2020 as a result of the full retrospective adoption on January 1, 2021 of updated guidance affecting the accounting for the Exchangeable Notes. See Note 1. General Information for further information.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2021 as their effect would be anti-dilutive given the net loss incurred in the period.
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
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,162	$7,475
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$32,184

The following table presents supplemental balance sheet information related to operating leases (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$118,634	$125,110
Other accrued liabilities	35,594	37,892
Other noncurrent liabilities	90,882	97,403
Total operating lease liabilities	$126,476	$135,295

Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$29,292
2022	21,620
2023	17,062
2024	15,615
2025	11,051
Thereafter	60,670
Total	155,310
Imputed Interest	(28,834)
Total	$126,476

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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of March 31, 2021.
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
Indian Income Tax Litigation
We are currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India and our case is currently pending before that court. We have appealed the tax assessments for the assessment years ended March 2013 to March 2018 with the ITAT and no trial date has been set for these subsequent years.
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2018 and appeals for assessment years ending March 2006 through 2016 and March 2018 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of March 31, 2021. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
SynXis Central Reservation System
As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). Our investigation was supported by third party experts, including a leading cybersecurity firm. Our investigation determined that an unauthorized party: obtained access to account credentials that permitted access to a subset of hotel reservations processed through the HS Central Reservation System; used the account credentials to view a credit card summary page on the HS Central Reservation System and access payment card information (although we use encryption, this credential had the right to see unencrypted card data); and first obtained access to payment card information and some other reservation information on August 10, 2016. The last access to payment card information was on March 9, 2017. The unauthorized party was able to access information for certain hotel reservations, including cardholder name; payment card number; card expiration date; and, for a subset of reservations, card security code. The unauthorized party was also able, in some cases, to access certain information such as guest name(s), email, phone number, address, and other information if provided to the HS Central Reservation System. Information such as Social Security, passport, or driver’s license number was not accessed. The investigation did not uncover forensic evidence that the unauthorized party removed any information from the system, but it is a possibility. We took successful measures to ensure this unauthorized access to the HS Central Reservation System was stopped and is no longer possible. There is no indication that any of our systems beyond the HS Central Reservation System, such as Sabre’s Travel Solutions platforms, were affected or accessed by the unauthorized party. We notified law enforcement and the payment card brands and engaged a payment card industry data ("PCI") forensic investigator to investigate this incident at the payment card brands' request. We have notified customers and other companies that use or interact with, directly or indirectly, the HS Central Reservation System about the incident. In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these settlement agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes.
Separately, in November 2017, Sabre Hospitality Solutions observed a pattern of activity that, after further investigation, led it to believe that an unauthorized party improperly obtained access to certain hotel user credentials for purposes of accessing the HS Central Reservation System. We deactivated the compromised accounts and notified law enforcement of this activity. We also notified the payment card brands, and at their request, we engaged a PCI forensic investigator to investigate this incident. We did not find any evidence of a breach of the network security of the HS Central Reservation System, and we believe that the number of affected reservations represented only a fraction of 1% of the bookings in the HS Central Reservation System. Although the costs related to these incidents, including any associated penalties assessed by any other governmental authority or payment card brand or indemnification obligations to our customers, as well as any other impacts or remediation related to this incident, may be material, it is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any liabilities in connection with them, with the exception of the payment related to the settlement agreements as described above. We maintain insurance that covers certain aspects of cyber risks, including the payment related to the settlement agreements, and we continue to work with our insurance carriers in these matters.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of March 31, 2021, we have approximately $9 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling has been appealed. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2021, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
14. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We now operate our business and present our results through two business segments effective the third quarter of 2020, (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure which aligns with information that our CODM utilizes beginning in the third quarter of 2020 to evaluate segment performance and allocate resources. These changes did not impact the historical Hospitality Solutions reporting segment's revenue and expenses.
Our CODM utilizes Adjusted Operating Loss as the measure of profitability to evaluate performance of our segments and allocate resources which is not a recognized term under GAAP. Our uses of Adjusted Operating Loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Operating Loss as operating loss adjusted for equity method loss, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
As a result of the strategic realignment in the third quarter of 2020, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure.
Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.
Certain of our costs associated with our technology organization are allocated to the segments based on the segments' usage of resources. Benefit expenses, facility and lease costs and associated depreciation expense are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Solutions to Hospitality Solutions for hotel stays booked through our GDS.

Segment information for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Travel Solutions	$288,875	$607,588
Hospitality Solutions	42,215	59,237
Eliminations	(3,606)	(7,848)
Total revenue	$327,484	$658,977
Adjusted Operating Loss(a)
Travel Solutions	$(106,133)	$(10,607)
Hospitality Solutions	(13,587)	(16,457)
Corporate	(46,782)	(45,806)
Total	$(166,502)	$(72,870)
Depreciation and amortization
Travel Solutions	$48,770	$66,215
Hospitality Solutions	7,927	11,602
Total segments	56,697	77,817
Corporate	16,526	18,044
Total	$73,223	$95,861
Capital Expenditures
Travel Solutions	$4,199	$8,721
Hospitality Solutions	190	1,401
Total segments	4,389	10,122
Corporate	2,046	18,315
Total	$6,435	$28,437
______________________________

(a)The following table sets forth the reconciliation of operating loss in our statement of operations to Adjusted Operating Loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating loss	$(202,553)	$(151,411)
Add back:
Equity method loss	(911)	(686)
Acquisition-related amortization(1)	16,221	16,801
Restructuring and other costs(2)	(5,135)	25,281
Acquisition-related costs(3)	720	17,827
Litigation costs, net(4)	730	1,741
Stock-based compensation	24,426	17,577
Adjusted Operating Loss	$(166,502)	$(72,870)

(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs represent charges, and adjustments to those charges, associated with business restructuring and associated changes, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See Note 3. Restructuring Activities for further details.
(3)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix.
(4)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 13. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "outlook," “believes,” “may,” "intends," "provisional," "plans," “will,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans”, "could", "likely", "commit", "guidance", "anticipate", "incremental", "preliminary", "forecast", "continue", "strategy", "confidence", "momentum", "estimate", "objective", "project", "may", or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Overview
We connect people and places with technology that reimagines the business of travel. Effective the third quarter of 2020, we operate our business and present our results through two business segments: (i) Travel Solutions, our global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. There have been no changes to the historical Hospitality Solutions reporting segment.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact to our consolidated financial results in the first quarter of 2021, resulting in a material decrease in transaction-based revenue across both of our business units compared to the prior year. Lower GDS volumes have continued to result in a material decline in incentive consideration costs, as expected. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered, we have seen some continued improvement in our key volume metrics during the first quarter of 2021, led by our Hospitality Solutions business. Domestic bookings continue to exceed international bookings, however, negatively impacting revenue.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of March 31, 2021, which is consistent with the reserve as of December 31, 2020. Additionally, our provision for expected credit losses for the three months ended March 31, 2021 decreased $39 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates of our cancellation reserve and our allowance for expected credit losses will be accurate.
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. Given the liquidity measures we enacted during 2020 and our ending cash balance of $1.3 billion as of March 31, 2021, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
Factors Affecting our Results
In addition to the "—Recent Developments Affecting our Results of Operations" above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Travel Solutions
Direct Billable Bookings - Air	35,289	72,823	(51.5)%
Direct Billable Bookings - LGS	3,654	12,930	(71.7)%
Distribution Total Direct Billable Bookings	38,943	85,753	(54.6)%
IT Solutions Passengers Boarded	75,189	167,375	(55.1)%

Hospitality Solutions
Central Reservations System Transactions	17,560	21,019	(16.5)%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Loss, Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures. As a result of the strategic realignment in the third quarter of 2020, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure.
We define Adjusted Operating Loss as operating loss adjusted for equity method (loss) income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss (income) from discontinued operations, net of tax, net income attributable to noncontrolling interests, impairment and related charges, acquisition-related amortization, loss on extinguishment of debt, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as Loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision for income taxes. We have revised our calculation of Adjusted EBITDA to no longer exclude the amortization of upfront incentive consideration in all periods presented.
We define Free Cash Flow as cash (used in) provided by operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures, fund our investments in technology transformation, and meet working capital requirements. We also believe that Adjusted Operating Loss, Adjusted Net Loss and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Operating Loss, Adjusted Net Loss, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•these non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation expense and amortization of acquired intangible assets;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;
•Adjusted EBITDA does not reflect amortization of capitalized implementation costs associated with our revenue contracts, which may require future working capital or cash needs in the future;
•Adjusted Operating Loss, Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Operating Loss, Adjusted Net Loss, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, operating loss to Adjusted Operating Loss, and loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(266,106)	$(212,680)
Loss from discontinued operations, net of tax	263	2,126
Net income attributable to non-controlling interests(1)	484	783
Preferred stock dividends	5,428	—
Loss from continuing operations	(259,931)	(209,771)
Adjustments:
Acquisition-related amortization(2a)	16,221	16,801
Restructuring and other costs(4)	(5,135)	25,281
Other, net(3)	(11,631)	47,486
Acquisition-related costs(5)	720	17,827
Litigation costs, net(6)	730	1,741
Stock-based compensation	24,426	17,577
Tax impact of adjustments(7)	6,326	3,082
Adjusted Net Loss from continuing operations	$(228,274)	$(79,976)
Adjusted Net Loss from continuing operations per share	$(0.72)	$(0.29)
Diluted weighted-average common shares outstanding	317,634	274,037

Operating loss	$(202,553)	$(151,411)
Add back:
Equity method loss	(911)	(686)
Acquisition-related amortization(2a)	16,221	16,801
Restructuring and other costs(4)	(5,135)	25,281
Acquisition-related costs(5)	720	17,827
Litigation costs, net(6)	730	1,741
Stock-based compensation	24,426	17,577
Adjusted Operating Loss	$(166,502)	$(72,870)

Loss from continuing operations	$(259,931)	$(209,771)
Adjustments:
Depreciation and amortization of property and equipment(2b)	48,592	69,513
Amortization of capitalized implementation costs(2c)	8,410	9,547
Acquisition-related amortization(2a)	16,221	16,801
Restructuring and other costs(4)	(5,135)	25,281
Interest expense, net	64,101	37,442
Other, net(3)	(11,631)	47,486
Acquisition-related costs(5)	720	17,827
Litigation costs, net(6)	730	1,741
Stock-based compensation	24,426	17,577
Provision for income taxes	3,997	(27,254)
Adjusted EBITDA	$(109,500)	$6,190

The following tables set forth the reconciliation of Adjusted Operating Loss to operating loss in our statement of operations and Adjusted EBITDA to loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended March 31, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(106,133)	$(13,587)	$(46,782)	$(166,502)
Less:
Equity method loss	(911)	—	—	(911)
Acquisition-related amortization(2a)	—	—	16,221	16,221
Restructuring and other costs(4)	—	—	(5,135)	(5,135)
Acquisition-related costs(5)	—	—	720	720
Litigation costs, net(6)	—	—	730	730
Stock-based compensation	—	—	24,426	24,426
Operating loss	$(105,222)	$(13,587)	$(83,744)	$(202,553)

Adjusted EBITDA	$(57,363)	$(5,660)	$(46,477)	$(109,500)
Less:
Depreciation and amortization of property and equipment(2b)	41,372	6,915	305	48,592
Amortization of capitalized implementation costs(2c)	7,398	1,012	—	8,410
Acquisition-related amortization(2a)	—	—	16,221	16,221
Restructuring and other costs(4)	—	—	(5,135)	(5,135)
Acquisition-related costs(5)	—	—	720	720
Litigation costs, net(6)	—	—	730	730
Stock-based compensation	—	—	24,426	24,426
Equity method loss	(911)	—	—	(911)
Operating loss	$(105,222)	$(13,587)	$(83,744)	$(202,553)
Interest expense, net				(64,101)
Other, net(3)				11,631
Equity method loss				(911)
Provision for income taxes				(3,997)
Loss from continuing operations				$(259,931)

	Three Months Ended March 31, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(10,607)	$(16,457)	$(45,806)	$(72,870)
Less:
Equity method loss	(686)	—	—	(686)
Acquisition-related amortization(2a)	—	—	16,801	16,801
Restructuring and other costs(4)	—	—	25,281	25,281
Acquisition-related costs(5)	—	—	17,827	17,827
Litigation costs, net(6)	—	—	1,741	1,741
Stock-based compensation	—	—	17,577	17,577
Operating loss	$(9,921)	$(16,457)	$(125,033)	$(151,411)

Adjusted EBITDA	$55,608	$(4,855)	$(44,563)	$6,190
Less:
Depreciation and amortization of property and equipment(2b)	57,760	10,510	1,243	69,513
Amortization of capitalized implementation costs(2c)	8,455	1,092	—	9,547
Acquisition-related amortization(2a)	—	—	16,801	16,801
Restructuring and other costs(4)	—	—	25,281	25,281
Acquisition-related costs(5)	—	—	17,827	17,827
Litigation costs, net(6)	—	—	1,741	1,741
Stock-based compensation	—	—	17,577	17,577
Equity method loss	(686)	—	—	(686)
Operating loss	$(9,921)	$(16,457)	$(125,033)	$(151,411)
Interest expense, net				(37,442)
Other, net(3)				(47,486)
Equity method loss				(686)
Provision for income taxes				27,254
Loss from continuing operations				$(209,771)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash (used in) provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash (used in) provided by operating activities	$(197,403)	$40,431
Cash provided by (used in) investing activities	8,405	(32,850)
Cash (used in) provided by financing activities	(24,221)	238,146

	Three Months Ended March 31,
	2021	2020
Cash (used in) provided by operating activities	$(197,403)	$40,431
Additions to property and equipment	(6,435)	(28,437)
Free Cash Flow	$(203,838)	$11,994
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
(3) Other, net includes a $15 million gain on sale of equity securities during the three months ended March 31, 2021 and a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with the now-terminated acquisition of Farelogix Inc.

("Farelogix"). In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs represents charges, and adjustments to those charges, associated with business restructuring and associated changes as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See 3. Restructuring Activities to our consolidated financial statements for further details.
(5) Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix.
(6) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies, to our consolidated financial statements.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, the impact of the adjustments on valuation allowance assessments, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Revenue	$327,484	$658,977
Cost of revenue, excluding technology costs	146,761	281,415
Technology costs	252,663	325,372
Selling, general and administrative	130,613	203,601
Operating loss	(202,553)	(151,411)
Interest expense, net	(64,101)	(37,442)
Equity method loss	(911)	(686)
Other, net	11,631	(47,486)
Loss from continuing operations before income taxes	(255,934)	(237,025)
Provision for income taxes	3,997	(27,254)
Loss from continuing operations	$(259,931)	$(209,771)

Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$288,875	$607,588	$(318,713)	(52)%
Hospitality Solutions	42,215	59,237	(17,022)	(29)%
Total segment revenue	331,090	666,825	(335,735)	(50)%
Eliminations	(3,606)	(7,848)	4,242	54%
Total revenue	$327,484	$658,977	$(331,493)	(50)%
Travel Solutions—Revenue decreased $319 million, or 52%, for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to:
•a $243 million, or 62%, decrease in transaction-based distribution revenue due to a 55% decrease in Direct Billable Bookings to 39 million primarily as a result of reduced travel caused by the COVID-19 pandemic and unfavorable rate impacts as domestic bookings continue to exceed international bookings; and
•a $76 million decrease in IT solutions revenue consisting of a $37 million, or 48%, decrease in reservation revenue primarily due to a 55% decrease in Passengers Boarded to 75 million as a result of reduced travel caused by the COVID-19 pandemic, partially offset by a rate increase due to revenue that does not fluctuate with our volumes. Additionally, commercial and operations revenue decreased $39 million primarily due to the impact of the COVID-19 pandemic on our existing customer base.
Hospitality Solutions—Revenue decreased $17 million, or 29%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily driven by a reduction in SynXis Software and Services revenue due to a decrease in transaction volumes of 16% to 18 million, as a result of the COVID-19 pandemic and a decrease of $5 million in DX revenue.

Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$133,042	$257,237	$(124,195)	(48)%
Hospitality Solutions	19,877	35,204	(15,327)	(44)%
Eliminations	(3,606)	(7,847)	4,241	54%
Total segment cost of revenue, excluding technology costs	149,313	284,594	(135,281)	(48)%
Corporate	(12,685)	(12,355)	(330)	3%
Depreciation and amortization	10,133	9,176	957	10%
Total cost of revenue, excluding technology costs	$146,761	$281,415	$(134,654)	(48)%
Travel Solutions—Cost of revenue decreased $124 million, or 48%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily the result of a $118 million decline in incentive consideration in all regions due to lower transaction volume as a result of the COVID-19 pandemic, as well as a $4 million reduction in labor and professional services costs in connection with our cost reduction measures implemented in 2020.
Hospitality Solutions—Cost of revenue decreased $15 million, or 44%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily driven by a $12 million reduction in transaction-related costs due to the decline in transaction volume as a result of the COVID-19 pandemic and a reduction in labor costs in connection with our cost reduction measures.
Depreciation and amortization—Depreciation and amortization increased $1 million, or 10%, for the three months ended March 31, 2021 compared to the same period in the prior year due to customer implementations.
Technology Costs

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$213,697	$268,395	$(54,698)	(20)%
Hospitality Solutions	22,420	26,503	(4,083)	(15)%
Corporate	16,546	30,474	(13,928)	(46)%
Total technology costs	$252,663	$325,372	$(72,709)	(22)%
Travel Solutions—Technology costs decreased $55 million, or 20%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily driven by a decrease in technology labor of $26 million in connection with our cost reduction measures, a decrease in depreciation and amortization of $21 million primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software, and a decline in technology costs of $16 million associated with lower transaction volumes resulting from the COVID-19 pandemic. This decrease was partially offset by a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs of $9 million. We expect depreciation and amortization expense may be significantly lower in 2021 than in the prior year due to the lower capitalization rate on technology spend.
Hospitality Solutions—Technology costs decreased $4 million, or 15%, for the three months ended March 31, 2021 compared to the same period in the prior year due to a $4 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software.
Corporate—Technology costs decreased $14 million, or 46%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily due a decline in severance costs of $14 million associated with the reduction of our workforce in 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$54,960	$102,948	$(47,988)	(47)%
Hospitality Solutions	12,477	12,819	(342)	(3)%
Corporate	63,176	87,834	(24,658)	(28)%
Total selling, general and administrative expenses	$130,613	$203,601	$(72,988)	(36)%
Travel Solutions—Selling, general and administrative expenses decreased $48 million, or 47%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease is driven by a $40 million decline in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. Additionally, labor and professional services costs declined by $5 million in connection with our cost reduction measures.
Corporate—Selling, general and administrative expenses decreased $25 million, or 28%, due to a $17 million decrease in legal costs associated with the now-terminated acquisition of Farelogix and a $9 million decrease in severance costs associated with the reduction of our workforce in 2020. See 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Interest expense, net

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$64,101	$37,442	$26,659	71%
Interest expense increased $27 million, or 71% during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. We expect interest expense may be significantly higher in 2021 than in the prior year due to these changes to our capital structure implemented during 2020.
Other, net

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$(11,631)	$47,486	$(59,117)	**
** Not meaningful
Other, net decreased $59 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a $46 million charge related to the termination payments in connection with our proposed acquisition of Farelogix recorded in the first quarter of 2020 and a $15 million gain on sale in investment recorded in the first quarter of 2021 as well as realized and unrealized foreign currency exchange gains.
Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	Change

	(Amounts in thousands)
Provision for income taxes	$3,997	$(27,254)	$31,251	**
** Not meaningful
For the three months ended March 31, 2021, we recognized $4 million income tax expense, representing a negative effective tax rate of 2%, compared to an income tax benefit of $27 million, representing an effective tax rate of 11% for the three months ended March 31, 2020. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to a $43 million valuation allowance generated in the current quarter related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2021 and December 31, 2020, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,284,918	$1,499,665
Available balance under the Revolver	14,713	15,326
Reductions to the Revolver:
Revolver outstanding balance	375,000	375,000
Outstanding letters of credit	10,287	9,674
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2021 and December 31, 2020.
As of December 31, 2020, we have significant U.S. federal NOLs and U.S. federal tax credits. Because of the continued adverse impact of the COVID-19 pandemic on our business we expect to have significant NOLs related to the current year and we do not expect to be a U.S. federal cash tax payer for 2021.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to cost savings measures. Given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents, supplemented by our Revolver, primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. We had $375 million outstanding under the Revolver as of March 31, 2021 and December 31, 2020. We had outstanding letters of credit totaling $10 million as of March 31, 2021 and December 31, 2020 which reduced our overall credit capacity under the Revolver. The current interest rate for borrowings under the Revolver is LIBOR plus an adjusted spread based on leverage as reflected in the Revolver.
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

Recent Events Impacting Our Liquidity and Capital Resources
Interest Payments
As a result of the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020, interest expense increased $27 million during the three months ended March 31, 2021 compared to the same period in the prior year and will continue to remain a significant use of cash during 2021.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2021. During the three months ended March 31, 2021, we paid cash dividends on our preferred stock of $5 million. On April 28, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2021 to holders of record of the Preferred Stock on May 15, 2021.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2021.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In the event that, as of November 23, 2023, the maturity date of the Term Loan B has not been extended or refinanced to a date after August 20, 2024, the extension is subject to an earlier "springing" maturity date of November 23, 2023. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provides that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement and discussed further below), including during the current covenant suspension period, we must maintain liquidity of at least $300 million on a monthly basis, which was lowered in December 2020 from $450 million. In addition, during this covenant suspension, the 2020 Refinancing limits certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver are between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing.
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans are 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base rate, respectively. The net proceeds of $623 million from the issuance, net of underwriting fees and commissions, were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. Additionally, on December 17, 2020, Sabre GLBL entered into a Pro Rata Amendment and the

Refinancing Amendment which reduced the minimum liquidity requirement to $300 million. We incurred no material additional indebtedness as a result of these transactions, other than amounts for certain interest, fees and expenses. We recognized a loss on extinguishment of debt of $11 million during the year ended December 31, 2020 in connection with these transactions, which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million.
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
The capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and the sharp decline in GDS bookings, has led to a finding that a Material Travel Event Disruption occurred in the first quarter of 2021. As such, the leverage ratio covenant has been suspended for the first and second quarters of 2021. Based on industry forecasts for COVID-19 recovery, we would expect to remain under covenant suspension through the remainder of 2021 and until such time that domestic passenger enplanements reach at least 90% of pre-COVID-19 levels. As of March 31, 2021, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
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
Cash Flows

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Cash (used in) provided by operating activities	$(197,403)	$40,431
Cash provided by (used in) investing activities	8,405	(32,850)
Cash (used in) provided by financing activities	(24,221)	238,146
Cash used in discontinued operations	(281)	(997)
Effect of exchange rate changes on cash and cash equivalents	(1,247)	3,566
(Decrease) increase in cash and cash equivalents	$(214,747)	$248,296
Operating Activities
Cash used in operating activities totaled $197 million for the three months ended March 31, 2021. The $238 million decrease in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations, additional interest payments of $16 million resulting from debt refinancing activities during 2020, and severance payments of $8 million during the three months ended March 31, 2021 related to restructuring activities initiated in 2020. This decrease in operating cash flow was partially offset by acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix and a $20 million decrease in upfront incentive consideration payments.

Cash provided by operating activities totaled $40 million for the three months ended March 31, 2020. The $112 million decrease in cash flow provided by operating activities from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations and acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix.
Investing Activities
For the three months ended March 31, 2021, we received proceeds of $15 million from the sale of an investment, partially offset by $6 million of cash used on capital expenditures related to software developed for internal use.
For the three months ended March 31, 2020, we used cash of $28 million on capital expenditures, including $15 million related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2021, financing activities used $24 million. Significant highlights of our financing activities include:
•net payments of $12 million from the settlement of employee stock-option awards;
•payment of $6 million on Term Loan B and Other Term Loan B; and
•payment of $5 million in dividends on our preferred stock.
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
•payment of $19 million on our Term Loan A and Term Loan B;
•net payments of $5 million from the settlement of employee stock-option awards, including payments of $5 million in income tax withholdings associated with the settlement of employee restricted-stock awards; and
•payment of $2 million on our capital leases.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2020 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the three months ended March 31, 2021 and year ended December 31, 2020.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Since the date of the annual report on Form 10-K filed with the SEC on February 25, 2021, there have been no material changes to our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, Revolver, derivative instruments, income on cash and cash equivalents, accounts receivable and payable and subscriber incentive liabilities and related deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. There were no material changes in our market risk since December 31, 2020 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers and the renegotiation of the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the year ended December 31, 2020 and the quarter ended March 31, 2021 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2020 or in the first quarter of 2021; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments; (4) political events like acts or threats of terrorism, hostilities, and war; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 have negatively impacted our business, and we expect these negative impacts to continue. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.”
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
Our Travel Solutions business relies on relationships with several large travel buyers, including travel management companies ("TMCs") and online travel agencies ("OTAs"), to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
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
We are exposed to risks associated with payment card industry data ("PCI") compliance.
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in December 2020. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security incidents.
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission, went into effect on May 25, 2018, the California Consumer Protection Act went into effect on January 1, 2020, and the California Privacy Rights Act is scheduled to go into effect on January 1, 2023. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security incidents expose us to liability and could damage our reputation and our business.
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
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, Crimea region, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, including PCI or personally identifiable information ("PII"), or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “—Security incidents expose us to liability and could damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute our technology strategy, including our cloud migration and mainframe offload activities. System interruptions prevent us from efficiently providing services to customers or other third parties, and could cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems are also susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems have in the past been and at any time, including in the future, could be damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services or our systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. For example, in April 2021 our subsidiary Radixx announced an event impacting its Radixx reservation system. See “—Security incidents expose us to liability and could damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control could cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
Security incidents expose us to liability and could damage our reputation and our business.
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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive or material information has in the past been, and could at any time, including in the future, be compromised as a result. The costs of investigation of such incidents, as well as remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. See Note 13. Contingencies, to our consolidated financial statements for additional information. In addition, in April 2021, our subsidiary, Radixx, announced that it has experienced an event that impacted its Radixx Res™

reservation system. An investigation indicated that malware on the Radixx Res™ reservation system caused the activity. Based on the investigation as of the date of this Quarterly Report on Form 10-Q, Sabre’s systems, including GDS, Airline IT, SabreSonic passenger service system and Hospitality Solutions systems, were not impacted, and the investigation indicates that the Radixx database containing customer information was not compromised in this event. The costs related to these incidents, including any additional associated penalties assessed by any other governmental authority or payment card brand or indemnification or other contractual obligations to our customers, as well as any other impacts or remediation related to them, may be material.
Any computer viruses, malware, denial of service attacks, ransomware attacks, attacks on hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents such as the items described above, or other security incident or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security incidents cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
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
The U.K. has exited from the E.U. (“Brexit”). Brexit and related processes have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated during the transition period, if at all, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
We have a significant amount of indebtedness. As of March 31, 2021, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of March 31, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 7. Derivatives, to our consolidated financial statements.
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
Our consolidated balance sheet at March 31, 2021 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2021 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2021. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2021.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.99†*	Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.100†*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.101†*	Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
10.102†*	Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

SABRE CORPORATION
(Registrant)
Date:	May 4, 2021	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)