Form 10-Q
period 2021-06-30
Sabre Corp
filed 2021-08-03
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 29, 2021, 322,657,316 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$419,668	$83,044	$747,152	$742,021
Cost of revenue, excluding technology costs	179,821	61,227	326,582	342,642
Technology costs	261,217	282,103	513,880	607,475
Selling, general and administrative	159,000	123,784	289,613	327,385
Operating loss	(180,370)	(384,070)	(382,923)	(535,481)
Other income (expense):
Interest expense, net	(64,272)	(55,931)	(128,373)	(93,373)
Equity method income (loss)	630	(499)	(281)	(1,185)
Other, net	(3,199)	(6,098)	8,432	(53,584)
Total other expense, net	(66,841)	(62,528)	(120,222)	(148,142)
Loss from continuing operations before income taxes	(247,211)	(446,598)	(503,145)	(683,623)
(Benefit) provision for income taxes	(1,897)	(4,629)	2,100	(31,883)
Loss from continuing operations	(245,314)	(441,969)	(505,245)	(651,740)
Loss from discontinued operations, net of tax	(81)	(672)	(344)	(2,798)
Net loss	(245,395)	(442,641)	(505,589)	(654,538)
Net income (loss) attributable to noncontrolling interests	459	(71)	943	712
Net loss attributable to Sabre Corporation	(245,854)	(442,570)	(506,532)	(655,250)
Preferred stock dividends	5,428	—	10,856	—
Net loss attributable to common stockholders	$(251,282)	$(442,570)	$(517,388)	$(655,250)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.79)	$(1.60)	$(1.62)	$(2.37)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.79)	$(1.60)	$(1.62)	$(2.38)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.79)	$(1.60)	$(1.62)	$(2.37)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.79)	$(1.60)	$(1.62)	$(2.38)
Weighted-average common shares outstanding:
Basic	319,755	275,693	318,700	274,865
Diluted	319,755	275,693	318,700	274,865
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(245,395)	$(442,641)	$(505,589)	$(654,538)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	1,110	2,087	(3,730)	293
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $(6,153), $—, $(6,153), $(1,206)	21,347	—	21,347	4,141
Pension settlement, net of taxes of $(973), $—, $(973), $—	3,374	—	3,374	—
Amortization of prior service credits, net of taxes of $80, $80, $160, $160	(278)	(278)	(556)	(556)
Amortization of actuarial losses, net of taxes of $(488), $(561), $(969), $(926)	1,688	1,942	3,363	3,206
Net change in retirement-related benefit plans, net of tax	26,131	1,664	27,528	6,791
Derivatives:
Unrealized (losses) gains, net of taxes of $29, $(262), $30, $6,185	(101)	1,012	(104)	(22,806)
Reclassification adjustment for realized losses, net of taxes of $(916), $(1,787), $(1,815), $(2,302)	3,189	6,559	6,316	8,394
Net change in derivatives, net of tax	3,088	7,571	6,212	(14,412)
Share of other comprehensive loss of equity method investments	(758)	(145)	(224)	(798)
Other comprehensive income (loss)	29,571	11,177	29,786	(8,126)
Comprehensive loss	(215,824)	(431,464)	(475,803)	(662,664)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(459)	71	(943)	(712)
Comprehensive loss attributable to Sabre Corporation	$(216,283)	$(431,393)	$(476,746)	$(663,376)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,122,114	$1,499,665
Accounts receivable, net of allowance for credit losses of $84,829 and $96,150	330,355	255,468
Prepaid expenses and other current assets	146,757	132,972
Total current assets	1,599,226	1,888,105
Property and equipment, net of accumulated depreciation of $2,007,560 and $1,995,409	293,488	363,491
Equity method investments	23,063	24,265
Goodwill	2,625,628	2,636,546
Acquired customer relationships, net of accumulated amortization of $772,320 and $761,335	273,548	289,150
Other intangible assets, net of accumulated amortization of $732,525 and $714,095	202,712	222,216
Deferred income taxes	18,615	24,181
Other assets, net	572,169	629,768
Total assets	$5,608,449	$6,077,722

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$85,912	$115,229
Accrued compensation and related benefits	118,072	86,830
Accrued subscriber incentives	146,332	100,963
Deferred revenues	103,755	99,470
Other accrued liabilities	179,683	193,383
Current portion of debt	26,032	26,068
Total current liabilities	659,786	621,943
Deferred income taxes	64,014	72,196
Other noncurrent liabilities	342,268	380,621
Long-term debt	4,702,173	4,717,808
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Preferred stock, $0.01 par value, 225,000 authorized, 3,340 issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation value of $334,000 as of June 30, 2021 and December 31, 2020	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 345,210 and 338,662 shares issued, 322,365 and 317,297 shares outstanding at June 30, 2021 and December 31, 2020, respectively	3,452	3,387
Additional paid-in capital	3,049,156	2,985,077
Treasury Stock, at cost, 22,845 and 21,365 shares at June 30, 2021 and December 31, 2020, respectively	(497,221)	(474,790)
Accumulated deficit	(2,617,012)	(2,099,624)
Accumulated other comprehensive loss	(106,171)	(135,957)
Non-controlling interest	7,971	7,028
Total stockholders’ (deficit) equity	(159,792)	285,154
Total liabilities and stockholders’ (deficit) equity	$5,608,449	$6,077,722

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(505,589)	$(654,538)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	140,653	189,815
Stock-based compensation expense	53,904	26,339
Amortization of upfront incentive consideration	30,168	37,289
Gain on sale of investment	(14,532)	—
Deferred income taxes	(7,292)	(44,704)
Amortization of debt discount and issuance costs	6,060	3,795
Pension settlement charge	4,347	—
Provision for expected credit losses	(3,914)	47,727
Dividends received from equity method investments	698	1,652
Loss from discontinued operations	344	2,798
Other	238	2,408
Acquisition termination fee	—	24,811
Changes in operating assets and liabilities:
Accounts and other receivables	(82,477)	178,063
Prepaid expenses and other current assets	(7,301)	2,727
Capitalized implementation costs	(9,105)	(5,698)
Upfront incentive consideration	(2,453)	(25,198)
Other assets	535	20,096
Accrued compensation and related benefits	30,924	16,784
Accounts payable and other accrued liabilities	25,157	(240,231)
Deferred revenue including upfront solution fees	1,175	21,029
Cash used in operating activities	(338,460)	(395,036)
Investing Activities
Proceeds from disposition of investments and assets	24,874	—
Additions to property and equipment	(17,240)	(39,333)
Other investing activities	—	(4,413)
Cash provided by (used in) investing activities	7,634	(43,746)
Financing Activities
Net payment on the settlement of equity-based awards	(22,016)	(5,241)
Payments on borrowings from lenders	(12,590)	(37,905)
Dividends paid on preferred stock	(10,856)	—
Debt prepayment fees and issuance costs	—	(29,473)
Proceeds of borrowings from lenders	—	1,495,000
Payments on Tax Receivable Agreement	—	(71,958)
Cash dividends paid to common shareholders	—	(38,544)
Other financing activities	842	(3,686)
Cash (used in) provided by financing activities	(44,620)	1,308,193
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,158)	(1,802)
Cash used in discontinued operations	(1,158)	(1,802)
Effect of exchange rate changes on cash and cash equivalents	(947)	2,503
(Decrease) increase in cash and cash equivalents	(377,551)	870,112
Cash and cash equivalents at beginning of period	1,499,665	436,176
Cash and cash equivalents at end of period	$1,122,114	$1,306,288
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	$33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	$33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739
Comprehensive loss	—	—	—	—	—	—	—	(245,854)	29,571	459	(215,824)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)			(5,428)
Settlement of stock-based awards	—	—	2,377,690	24	214	714,622	(9,820)		—	—	(9,582)
Stock-based compensation expense	—	—	—	—	29,478	—	—	—	—	—	29,478
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at June 30, 2021	3,340,000	$33	345,209,840	$3,452	$3,049,156	22,844,796	$(497,221)	$(2,617,012)	$(106,171)	$7,971	$(159,792)
(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(1)	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	—	—	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting Standards	—	—	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	—	$—	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
Comprehensive loss	—	—	—	—	—	—	—	(442,570)	11,177	(71)	(431,464)
Settlement of stock-based awards	—	—	587,232	6	168	29,664	(215)	—	—	—	(41)
Stock-based compensation expense	—	—	—	—	8,762	—	—	—	—	—	8,762
Balance at June 30, 2020	—	$—	297,130,702	$2,971	$2,344,101	21,258,581	$(474,105)	$(1,464,867)	$(157,432)	$9,300	$259,968
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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact on our consolidated financial results in the second quarter of 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered, we have seen some continued improvement in our key volume metrics during the second quarter of 2021. Domestic bookings continue to exceed international bookings, however, negatively impacting revenue. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to the prior year.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of June 30, 2021, which is consistent with our reserve as of December 31, 2020. Additionally, our allowance for credit losses at June 30, 2021 was $86 million, a decrease of $12 million from December 31, 2020. The provision for credit losses for the six months ended June 30, 2021 decreased $52 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in these estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and six months ended June 30, 2021. See Note 8. Fair Value Measurements for further information. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
Given the liquidity measures we enacted during 2020 and our ending cash balance of $1.1 billion as of June 30, 2021, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the six months ended June 30, 2021 as a result of the adoption of these standards. Our current hedging contracts do not extend past December 31, 2021.
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which requires the senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into April 2020 to be accounted for as a single liability measured at amortized cost. We elected to early adopt this standard on January 1, 2021 using the full retrospective method, which requires us to restate each prior reporting period presented. As a result of adoption, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally recognized within equity in connection with the debt discount and issuance costs was also derecognized. The debt issuance costs that were originally allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%. As a result of derecognizing the net deferred tax liability of $18 million related to the debt discount, the valuation allowance associated with the deferred tax asset increased by $17 million for the year ended December 31, 2020. The impact of the adoption of the guidance on our consolidated statements of operations for the three and six months ended June 30, 2020 was a decrease in interest expense, net of $3 million, and a decrease in benefit for income taxes of $1 million, which decreased our net loss attributable to common stockholders by $2 million. There was a $0.01 increase in earnings per share for the three and six months ended June 30, 2020 as a result of the adoption. The impacts to our consolidated balance sheets as of December 31, 2020 are shown below (in thousands):

	December 31, 2020
	As Reported	Adjustments	Recast
Deferred income taxes	$72,744	$(548)	$72,196
Long-term debt	4,639,782	78,026	4,717,808
Additional paid-in capital	3,052,953	(67,876)	2,985,077
Accumulated deficit	(2,090,022)	(9,602)	(2,099,624)
Total stockholders’ equity	362,632	(77,478)	285,154
Total liabilities and stockholders’ equity	6,077,722	—	6,077,722
In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard prospectively in the first quarter of 2021. There was no material impact to our consolidated financial statements for the six months ended June 30, 2021 as a result of this guidance.

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
The following table presents our assets and liabilities with customers as of June 30, 2021 and December 31, 2020 (in thousands):

Account	Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$82,890	$88,850
Trade and unbilled receivables, net	Accounts receivable, net	327,837	253,511
Long-term trade unbilled receivables, net	Other assets, net	31,770	38,156
Contract liabilities	Deferred revenues / other noncurrent liabilities	174,355	176,956
________________________________

(1) Includes contract assets of $10 million and $8 million for June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021, we recognized revenue of approximately $28 million from contract liabilities that existed as of January 1, 2021. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distribution	$218,245	$(47,949)	$370,026	$346,589
IT Solutions	155,140	104,211	292,234	317,261
Total Travel Solutions	373,385	56,262	662,260	663,850
SynXis Software and Services	44,530	26,749	83,260	77,480
Other	6,221	2,253	9,706	10,759
Total Hospitality Solutions	50,751	29,002	92,966	88,239
Eliminations	(4,468)	(2,220)	(8,074)	(10,068)
Total Sabre Revenue	$419,668	$83,044	$747,152	$742,021
In the first and second quarters of 2020, the airline industry experienced an unprecedented number of airline travel reservation cancellations as a result of COVID-19. Revenue for the second quarter of 2020 was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. To address this change in estimate, we further increased our reserve for future cancellations to $60 million as of June 30, 2020 to account for the significant effect that COVID-19 has had on the travel industry and the resulting volume of airline travel cancellations and the impacts on the booking fee rate for higher international cancellations and lower international new bookings than previously experienced. Our air booking cancellation reserve totaled $18 million as of June 30, 2021, which is consistent with our reserve as of December 31, 2020.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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

3. Restructuring Activities
We completed a strategic realignment of our airline and agency-focused businesses in the third quarter of 2020 to address the changing travel landscape and respond to the impacts of the COVID-19 pandemic on our business and cost structure. As a result of this strategic realignment, we incurred restructuring costs beginning in the first quarter of 2020 associated with our workforce and leased office space. The strategic realignment and related actions are substantially complete. We do not expect additional restructuring charges associated with these activities to be significant.
Since the first quarter of 2020, we have incurred $80 million in connection with these restructuring activities, of which $18 million is recorded within cost of revenue, excluding technology costs, $30 million is recorded within technology costs and $32 million is recorded within selling, general and administrative costs in our consolidated statement of operations. For the three and six months ended June 30, 2021, adjustments to restructuring charges were immaterial. During the three months ended June 30, 2020, we incurred $48 million in connection with these restructuring activities, of which $17 million is recorded within cost of revenue, excluding technology costs, $20 million is recorded within technology costs and $11 million is recorded within selling, general and administrative costs within our consolidated statement of operations. During the six months ended June 30, 2020, we incurred $73 million in connection with these restructuring activities, of which $22 million is recorded within cost of revenue, excluding technology costs, $31 million is recorded within technology costs and $20 million is recorded within selling, general and administrative costs within our consolidated statement of operations.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheet (in thousands):

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$23,253
Cash Payments	(10,906)
Non-cash adjustments	(5,049)
Balance as of June 30, 2021	$7,298

4. Income Taxes
For the six months ended June 30, 2021, we recognized $2 million of income tax expense, representing a negative effective tax rate less than 1%, compared to an income tax benefit of $32 million, representing an effective tax rate of 5% for the six months ended June 30, 2020. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a higher percent of valuation allowance generated in the six month period on earnings related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of June 30, 2021, a cumulative valuation allowance of $356 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $83 million and $73 million as of June 30, 2021 and December 31, 2020, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2021 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2021
Balance at December 31, 2020	$97,568
Provision for expected credit losses	(3,914)
Write-offs	(6,206)
Other	(1,845)
Balance at June 30, 2021	$85,603
Our provision for expected credit losses was a reduction of $2 million and $4 million for the three and six months ended June 30, 2021, respectively. Our provision for expected credit losses for the six months ended June 30, 2021 decreased $52 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. For the six months ended June 30, 2020, we made a decision to fully reserve for certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the six months ended June 30, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances affected our estimate of expected credit losses in the prior year. Macro-economic factors, including the economic downturn, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may continue to result in restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
6. Debt
As of June 30, 2021 and December 31, 2020, our outstanding debt included in our consolidated balance sheets totaled $4,728 million and $4,744 million, respectively, which are net of debt issuance costs of $48 million and $54 million, respectively, and unamortized discounts of $9 million and $10 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2021 and December 31, 2020 (in thousands):

	Rate	Maturity	June 30, 2021	December 31, 2020
Senior secured credit facilities:
Term Loan B	L + 2.00%	February 2024	$1,815,211	$1,824,616
Other Term Loan B	L + 4.00%	December 2027	633,815	637,000
Revolver, $400 million(1)	L + 2.75%	November 2023	375,000	375,000
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	335,000	345,000
Finance lease obligations			852	889
Face value of total debt outstanding			4,784,878	4,807,505
Less current portion of debt outstanding			(26,032)	(26,068)
Face value of long-term debt outstanding			$4,758,846	$4,781,437
______________________
(1) Pursuant to the August 27, 2020 refinancing, subject to certain "springing" maturity conditions, the maturity may extend to February 2024 at the latest.
We had $375 million outstanding under the Revolver as of June 30, 2021 and December 31, 2020. We had outstanding letters of credit totaling $10 million as of June 30, 2021 and December 31, 2020, which reduced our overall credit capacity under the Revolver. On July 12, 2021, we entered into agreements to refinance the Revolver, and terminated the revolving commitments thereunder. See Note 15. Subsequent Events for further detail.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provided that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement), including during the current covenant suspension period, we were required to maintain liquidity of at least $300 million on a monthly basis, which was lowered in December 2020 from $450 million. In addition, during this covenant suspension, the 2020 Refinancing limited certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver were between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) was less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing. On July 12, 2021, Sabre GLBL entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. Among other things, the refinancing amended the financial performance covenant to remove the $300 million minimum liquidity requirement, and certain other limitations, including the items listed above. See Note 15. Subsequent Events for further detail.
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans are 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base rate, respectively. The net proceeds of $623 million from the issuance, net of underwriting fees and commissions, were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. We incurred no material additional indebtedness as a result of these transactions, other than amounts for certain interest, fees and expenses. We recognized a loss on extinguishment of debt of $11 million during the year ended December 31, 2020 in connection with these transactions, which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million. On July 12, 2021, Sabre GLBL entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. See Note 15. Subsequent Events for further detail.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of June 30, 2021, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
In addition, the Amended and Restated Credit Agreement provided for a maximum leverage ratio for the loan parties, based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We were required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. However, under the terms of the Amended and Restated Credit Agreement, our Total Net Leverage Ratio requirement may be suspended for a limited time if a “Material Travel Event Disruption” (as defined in the Amended and Restated Credit Agreement) has occurred. The capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, led to a finding that a Material Travel Event Disruption occurred in the first quarter of 2021. As such, the leverage ratio covenant was suspended through at least the second quarter of 2021. As noted above, on July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. Among other things, the refinancing amended the financial performance covenant to remove the Total Net Leverage Ratio maintenance requirement. See Note 15. Subsequent Events for further detail.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Due to the price of our common stock during the 30 trading days preceding June 30, 2021, the first condition above has been met as of June 30, 2021 and the Exchangeable Notes are exchangeable by the holders at any time during the third quarter of 2021. As of June 30, 2021, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $196 million.
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
During the three months ended June 30, 2021, a certain holder elected to convert $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of June 30, 2021, we have $335 million aggregate principal amount of Exchangeable Notes outstanding.
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2021 and December 31, 2020, as recast (in thousands):

	June 30, 2021	December 31, 2020
Principal	$335,000	$345,000
Less: Unamortized debt issuance costs	9,063	10,443
Net Carrying Value	$325,937	$334,557
The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$3,450	$2,798	$6,900	$2,798
Amortization of issuance costs	$829	$444	$1,380	$444

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 2020. We designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and six months ended June 30, 2020. For the six months ended June 30, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2021 and 2020 are as follows:

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
The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Other accrued liabilities	$(8,250)	$(16,038)
Total		$(8,250)	$(16,038)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign exchange contracts	$—	$2,458	$—	$(7,001)
Interest rate swaps	(101)	(1,446)	(104)	(15,805)
Total	$(101)	$1,012	$(104)	$(22,806)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,

		2021	2020	2021	2020
Foreign exchange contracts	Cost of revenue, excluding technology costs	$—	$2,602	$—	$3,223
Interest rate swaps	Interest expense, net	3,189	3,957	6,316	5,171
Total		$3,189	$6,559	$6,316	$8,394
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

The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2021	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(8,250)	$—	$(8,250)	$—
Total	$(8,250)	$—	$(8,250)	$—

		Fair Value at Reporting Date Using
	December 31, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(16,038)	$—	$(16,038)	$—
Total	$(16,038)	$—	$(16,038)	$—
______________________
(1) See Note 7. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2021.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Term Loan B	$1,790,252	$1,785,843	$1,812,159	$1,821,016
Other Term Loan B	638,569	639,389	627,879	630,663
Revolver, $400 million	375,000	375,000	375,000	375,000
9.25% senior secured notes due 2025	921,816	925,610	775,000	775,000
7.375% senior secured notes due 2025	925,021	925,030	850,000	850,000
4.00% senior exchangeable notes due 2025	606,435	610,907	335,000	345,000
______________________
(1) Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and six months ended June 30, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.

9. Accumulated Other Comprehensive Loss
As of June 30, 2021 and December 31, 2020, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2021	December 31, 2020
Defined benefit pension and other post-retirement benefit plans	$(108,069)	$(135,596)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(6,642)	(12,837)
Unrealized foreign currency translation gain	8,540	12,476
Total accumulated other comprehensive loss, net of tax	$(106,171)	$(135,957)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. During the three months ended June 30, 2021, a settlement accounting event was triggered within our defined benefit pension plan which resulted in a charge of $4 million recorded to Other, net in the consolidated statements of operations. The decline in Defined benefit pension and other post-retirement benefit plans is also due to a $21 million pension remeasurement, as a result of pension settlement accounting.
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
We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2021, we paid cash dividends on our preferred stock of $5 million and $11 million, respectively. On July 28, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2021 to holders of record of the Preferred Stock on August 15, 2021.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2021.
Exchangeable Notes
On April 17, 2020, we entered into a new debt agreement consisting of $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the three months ended June 30, 2021, a certain holder elected to convert $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of June 30, 2021, we have $335 million aggregate principal amount of Exchangeable Notes outstanding. See Note 6. Debt for further details.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(245,314)	$(441,969)	$(505,245)	$(651,740)
Less: Net income attributable to non-controlling interests	459	(71)	943	712
Less: Preferred stock dividends	5,428	—	10,856	—
Net loss from continuing operations available to common stockholders, basic and diluted	$(251,201)	$(441,898)	$(517,044)	$(652,452)
Denominator:
Basic weighted-average common shares outstanding	319,755	275,693	318,700	274,865
Add: Dilutive effect of stock options and restricted stock awards	—	—	—	—
Diluted weighted-average common shares outstanding	319,755	275,693	318,700	274,865
Earnings per share from continuing operations:
Basic	$(0.79)	$(1.60)	$(1.62)	$(2.37)
Diluted	$(0.79)	$(1.60)	$(1.62)	$(2.37)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 5 million and 2 million of dilutive stock options and restricted stock awards for the six months ended June 30, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the periods. The diluted weighted-average common shares outstanding calculation excludes 5 million of dilutive stock options and restricted stock awards for the three months ended June 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period. The dilutive stock options and restricted stock awards for the three months ended June 30, 2020 are immaterial. The calculation of diluted weighted-average shares excludes the impact of 1 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2021, respectively, and 8 million and 2 million of anti-dilutive common stock equivalents for each of the three and six months ended June 30, 2020, respectively.

We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 43 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2021 and 2020 as their effect would be anti-dilutive given the net loss incurred in those periods. There was a $0.01 increase to our earnings per share for the three and six months ended June 30, 2020 as a result of the full retrospective adoption on January 1, 2021 of updated guidance affecting the accounting for the Exchangeable Notes. See Note 1. General Information for further information.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period.
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
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$12,349	$14,879
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$36,456
The following table presents supplemental balance sheet information related to operating leases (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$112,236	$125,110
Other accrued liabilities	26,897	37,892
Other noncurrent liabilities	86,993	97,403
Total operating lease liabilities	$113,890	$135,295
Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$14,802
2022	21,620
2023	17,062
2024	15,615
2025	11,051
Thereafter	60,670
Total	140,820
Imputed Interest	(26,930)
Total	$113,890

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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of June 30, 2021.
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
American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. We could incur significant fees, costs and expenses for as long as the litigation is ongoing. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
European Commission’s Directorate-General for Competition ("EC") Investigation
On November 23, 2018, the EC announced that it has opened an investigation of us and another GDS to assess whether our respective agreements with airlines and travel agents may restrict competition in breach of European Union antitrust rules. On July 19, 2021, the EC announced that it has closed this investigation.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of June 30, 2021. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of June 30, 2021, we have approximately $9 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling has been appealed. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2021, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

14. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We now operate our business and present our results through two business segments effective the third quarter of 2020, (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments have been consolidated into a unified revenue and expense structure which aligns with information that our CODM utilizes, beginning in the third quarter of 2020, to evaluate segment performance and allocate resources. These changes did not impact the historical Hospitality Solutions reporting segment's revenue and expenses.
Our CODM utilizes Adjusted Operating Loss, which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our uses of Adjusted Operating Loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Operating Loss as operating loss adjusted for equity method income (loss), acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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

Segment information for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Travel Solutions	$373,385	$56,262	$662,260	$663,850
Hospitality Solutions	50,751	29,002	92,966	88,239
Eliminations	(4,468)	(2,220)	(8,074)	(10,068)
Total revenue	$419,668	$83,044	$747,152	$742,021
Adjusted Operating Loss(a)
Travel Solutions	$(67,182)	$(251,640)	$(173,315)	$(262,247)
Hospitality Solutions	(8,521)	(19,409)	(22,108)	(35,866)
Corporate	(46,049)	(35,760)	(92,831)	(81,566)
Total	$(121,752)	$(306,809)	$(288,254)	$(379,679)
Depreciation and amortization
Travel Solutions	$44,564	$64,526	$93,334	$130,741
Hospitality Solutions	6,490	11,358	14,417	22,960
Total segments	51,054	75,884	107,751	153,701
Corporate	16,376	18,070	32,902	36,114
Total	$67,430	$93,954	$140,653	$189,815
Capital Expenditures
Travel Solutions	$6,844	$4,667	$11,043	$13,388
Hospitality Solutions	231	916	421	2,317
Total segments	7,075	5,583	11,464	15,705
Corporate	3,730	5,313	5,776	23,628
Total	$10,805	$10,896	$17,240	$39,333
______________________________

(a)The following table sets forth the reconciliation of operating loss in our statement of operations to Adjusted Operating Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating loss	$(180,370)	$(384,070)	$(382,923)	$(535,481)
Add back:
Equity method income (loss)	630	(499)	(281)	(1,185)
Acquisition-related amortization(1)	16,136	16,509	32,357	33,310
Restructuring and other costs(2)	(856)	48,001	(5,991)	73,282
Acquisition-related costs(3)	1,709	4,373	2,429	22,200
Litigation costs, net(4)	11,521	115	12,251	1,856
Stock-based compensation	29,478	8,762	53,904	26,339
Adjusted Operating Loss	$(121,752)	$(306,809)	$(288,254)	$(379,679)

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

15. Subsequent Events
On July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. We incurred no additional indebtedness as a result of the refinancing above the refinanced amount, other than amounts covering certain interest, fees and expenses. Among other things, the refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations.
The refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans incurred December 17, 2020 under the Amended and Restated Credit Agreement and $400 million of the Revolver, the outstanding revolver balance under the Amended and Restated Credit Agreement as of July 12, 2021, and to terminate the revolving commitments thereunder. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium or to prepay at a 101 premium before that date. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million letter of credit facility which is secured by a cash collateral deposit account. We are currently in process of estimating the impact of the refinancing transaction on our results of operations.

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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. In the second quarter of 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in the second quarter of 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered, we have seen some continued improvement in our key volume metrics during the second quarter of 2021. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to the prior year.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of June 30, 2021, which is consistent with the reserve as of December 31, 2020. Additionally, our provision for expected credit losses for the six months ended June 30, 2021 decreased $52 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. Given the liquidity measures we enacted during 2020 and our ending cash balance of $1.1 billion as of June 30, 2021, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
During 2020, and particularly during the second quarter of 2020, we took several actions with regard to our workforce and compensation programs as both temporary and permanent cost reduction efforts which are impacting our year-over-year results of operations, including: a temporary reduction in base compensation pay for our US-based salaried workforce; a temporary reduction in the cash retainer for members of our Board of Directors; a temporary furlough of approximately one-third of our workforce; the temporary suspension of our 401(k) match program for US-based employees; reductions in third-party contracting, vendor costs and other discretionary spending; an offering of voluntary unpaid time off, voluntary severance and a voluntary early retirement program; and a right-sizing of our global organization through a reduction in force.
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
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis. Cost of revenue, excluding technology costs, also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract. The technology costs excluded from Cost of revenue, excluding technology costs, are presented separately below.
Corporate cost of revenue, excluding technology costs, includes certain expenses such as stock-based compensation, restructuring charges and other items not identifiable with either of our segments.
Depreciation and amortization included in cost of revenue, excluding technology costs, is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements purchased through acquisitions or established with our take private transaction in 2007.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Travel Solutions
Direct Billable Bookings - Air	51,084	(8,923)	672.5%	86,373	63,900	35.2%
Direct Billable Bookings - LGS	5,748	1,621	254.6%	9,402	14,551	(35.4)%
Distribution Total Direct Billable Bookings	56,832	(7,302)	878.3%	95,775	78,451	22.1%
IT Solutions Passengers Boarded	103,651	19,799	423.5%	178,840	187,174	(4.5)%

Hospitality Solutions
Central Reservations System Transactions	24,039	11,094	116.7%	41,599	32,113	29.5%
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
We define Adjusted Operating Loss as operating loss adjusted for equity method income (loss), acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, other, net, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as Loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining (benefit) provision for income taxes. We have revised our calculation of Adjusted EBITDA to no longer exclude the amortization of upfront incentive consideration in all periods presented.
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

The following table sets forth the reconciliation of net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, operating loss to Adjusted Operating Loss, and loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(251,282)	$(442,570)	$(517,388)	$(655,250)
Loss from discontinued operations, net of tax	81	672	344	2,798
Net income (loss) attributable to non-controlling interests(1)	459	(71)	943	712
Preferred stock dividends	5,428	—	10,856	—
Loss from continuing operations	(245,314)	(441,969)	(505,245)	(651,740)
Adjustments:
Acquisition-related amortization(2a)	16,136	16,509	32,357	33,310
Restructuring and other costs(4)	(856)	48,001	(5,991)	73,282
Other, net(3)	3,199	6,098	(8,432)	53,584
Acquisition-related costs(5)	1,709	4,373	2,429	22,200
Litigation costs, net(6)	11,521	115	12,251	1,856
Stock-based compensation	29,478	8,762	53,904	26,339
Tax impact of adjustments(7)	16,355	1,791	22,681	4,873
Adjusted Net Loss from continuing operations	$(167,772)	$(356,320)	$(396,046)	$(436,296)
Adjusted Net Loss from continuing operations per share	$(0.52)	$(1.29)	$(1.24)	$(1.59)
Diluted weighted-average common shares outstanding	319,755	275,693	318,700	274,865

Operating loss	$(180,370)	$(384,070)	$(382,923)	$(535,481)
Add back:
Equity method income (loss)	630	(499)	(281)	(1,185)
Acquisition-related amortization(2a)	16,136	16,509	32,357	33,310
Restructuring and other costs(4)	(856)	48,001	(5,991)	73,282
Acquisition-related costs(5)	1,709	4,373	2,429	22,200
Litigation costs, net(6)	11,521	115	12,251	1,856
Stock-based compensation	29,478	8,762	53,904	26,339
Adjusted Operating Loss	$(121,752)	$(306,809)	$(288,254)	$(379,679)

Loss from continuing operations	$(245,314)	$(441,969)	$(505,245)	$(651,740)
Adjustments:
Depreciation and amortization of property and equipment(2b)	42,916	68,028	91,508	137,541
Amortization of capitalized implementation costs(2c)	8,378	9,417	16,788	18,964
Acquisition-related amortization(2a)	16,136	16,509	32,357	33,310
Restructuring and other costs(4)	(856)	48,001	(5,991)	73,282
Interest expense, net	64,272	55,931	128,373	93,373
Other, net(3)	3,199	6,098	(8,432)	53,584
Acquisition-related costs(5)	1,709	4,373	2,429	22,200
Litigation costs, net(6)	11,521	115	12,251	1,856
Stock-based compensation	29,478	8,762	53,904	26,339
(Benefit) provision for income taxes	(1,897)	(4,629)	2,100	(31,883)
Adjusted EBITDA	$(70,458)	$(229,364)	$(179,958)	$(223,174)

The following tables set forth the reconciliation of Adjusted Operating Loss to operating loss in our statement of operations and Adjusted EBITDA to loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended June 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(67,182)	$(8,521)	$(46,049)	$(121,752)
Less:
Equity method income	630	—	—	630
Acquisition-related amortization(2a)	—	—	16,136	16,136
Restructuring and other costs(4)	—	—	(856)	(856)
Acquisition-related costs(5)	—	—	1,709	1,709
Litigation costs, net(6)	—	—	11,521	11,521
Stock-based compensation	—	—	29,478	29,478
Operating loss	$(67,812)	$(8,521)	$(104,037)	$(180,370)

Adjusted EBITDA	$(22,618)	$(2,031)	$(45,809)	$(70,458)
Less:
Depreciation and amortization of property and equipment(2b)	37,228	5,448	240	42,916
Amortization of capitalized implementation costs(2c)	7,336	1,042	—	8,378
Acquisition-related amortization(2a)	—	—	16,136	16,136
Restructuring and other costs(4)	—	—	(856)	(856)
Acquisition-related costs(5)	—	—	1,709	1,709
Litigation costs, net(6)	—	—	11,521	11,521
Stock-based compensation	—	—	29,478	29,478
Equity method income	630	—	—	630
Operating loss	$(67,812)	$(8,521)	$(104,037)	$(180,370)
Interest expense, net				(64,272)
Other, net(3)				(3,199)
Equity method income				630
Benefit for income taxes				1,897
Loss from continuing operations				$(245,314)

	Three Months Ended June 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(251,640)	$(19,409)	$(35,760)	$(306,809)
Less:
Equity method loss	(499)	—	—	(499)
Acquisition-related amortization(2a)	—	—	16,509	16,509
Restructuring and other costs(4)	—	—	48,001	48,001
Acquisition-related costs(5)	—	—	4,373	4,373
Litigation costs, net(6)	—	—	115	115
Stock-based compensation	—	—	8,762	8,762
Operating loss	$(251,141)	$(19,409)	$(113,520)	$(384,070)

Adjusted EBITDA	$(187,114)	$(8,051)	$(34,199)	$(229,364)
Less:
Depreciation and amortization of property and equipment(2b)	56,241	10,226	1,561	68,028
Amortization of capitalized implementation costs(2c)	8,285	1,132	—	9,417
Acquisition-related amortization(2a)	—	—	16,509	16,509
Restructuring and other costs(4)	—	—	48,001	48,001
Acquisition-related costs(5)	—	—	4,373	4,373
Litigation costs, net(6)	—	—	115	115
Stock-based compensation	—	—	8,762	8,762
Equity method loss	(499)	—	—	(499)
Operating loss	$(251,141)	$(19,409)	$(113,520)	$(384,070)
Interest expense, net				(55,931)
Other, net(3)				(6,098)
Equity method loss				(499)
Benefit for income taxes				4,629
Loss from continuing operations				$(441,969)

	Six Months Ended June 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(173,315)	$(22,108)	$(92,831)	$(288,254)
Less:
Equity method loss	(281)	—	—	(281)
Acquisition-related amortization(2a)	—	—	32,357	32,357
Restructuring and other costs(4)	—	—	(5,991)	(5,991)
Acquisition-related costs(5)	—	—	2,429	2,429
Litigation costs, net(6)	—	—	12,251	12,251
Stock-based compensation	—	—	53,904	53,904
Operating loss	$(173,034)	$(22,108)	$(187,781)	$(382,923)

Adjusted EBITDA	$(79,981)	$(7,691)	$(92,286)	$(179,958)
Less:
Depreciation and amortization of property and equipment(2b)	78,600	12,363	545	91,508
Amortization of capitalized implementation costs(2c)	14,734	2,054	—	16,788
Acquisition-related amortization(2a)	—	—	32,357	32,357
Restructuring and other costs(4)	—	—	(5,991)	(5,991)
Acquisition-related costs(5)	—	—	2,429	2,429
Litigation costs, net(6)	—	—	12,251	12,251
Stock-based compensation	—	—	53,904	53,904
Equity method loss	(281)	—	—	(281)
Operating loss	$(173,034)	$(22,108)	$(187,781)	$(382,923)
Interest expense, net				(128,373)
Other, net(3)				8,432
Equity method loss				(281)
Provision for income taxes				(2,100)
Loss from continuing operations				$(505,245)

	Six Months Ended June 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(262,247)	$(35,866)	$(81,566)	$(379,679)
Less:
Equity method loss	(1,185)	—	—	(1,185)
Acquisition-related amortization(2a)	—	—	33,310	33,310
Restructuring and other costs(4)	—	—	73,282	73,282
Acquisition-related costs(5)	—	—	22,200	22,200
Litigation costs, net(6)	—	—	1,856	1,856
Stock-based compensation	—	—	26,339	26,339
Operating loss	$(261,062)	$(35,866)	$(238,553)	$(535,481)

Adjusted EBITDA	$(131,506)	$(12,906)	$(78,762)	$(223,174)
Less:
Depreciation and amortization of property and equipment(2b)	114,001	20,736	2,804	137,541
Amortization of capitalized implementation costs(2c)	16,740	2,224	—	18,964
Acquisition-related amortization(2a)	—	—	33,310	33,310
Restructuring and other costs(4)	—	—	73,282	73,282
Acquisition-related costs(5)	—	—	22,200	22,200
Litigation costs, net(6)	—	—	1,856	1,856
Stock-based compensation	—	—	26,339	26,339
Equity method loss	(1,185)	—	—	(1,185)
Operating loss	$(261,062)	$(35,866)	$(238,553)	$(535,481)
Interest expense, net				(93,373)
Other, net(3)				(53,584)
Equity method loss				(1,185)
Benefit for income taxes				31,883
Loss from continuing operations				$(651,740)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash (used in) provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(338,460)	$(395,036)
Cash provided by (used in) investing activities	7,634	(43,746)
Cash (used in) provided by financing activities	(44,620)	1,308,193

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(338,460)	$(395,036)
Additions to property and equipment	(17,240)	(39,333)
Free Cash Flow	$(355,700)	$(434,369)
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
(3) Other, net includes a $4 million pension settlement charge recorded in the second quarter of 2021, a $15 million gain on sale of equity securities during the first quarter of 2021, and a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix"). In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 9. Accumulated Other Comprehensive Loss for discussion of the pension settlement.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$419,668	$83,044	$747,152	$742,021
Cost of revenue, excluding technology costs	179,821	61,227	326,582	342,642
Technology costs	261,217	282,103	513,880	607,475
Selling, general and administrative	159,000	123,784	289,613	327,385
Operating loss	(180,370)	(384,070)	(382,923)	(535,481)
Interest expense, net	(64,272)	(55,931)	(128,373)	(93,373)
Equity method income (loss)	630	(499)	(281)	(1,185)
Other, net	(3,199)	(6,098)	8,432	(53,584)
Loss from continuing operations before income taxes	(247,211)	(446,598)	(503,145)	(683,623)
(Benefit) provision for income taxes	(1,897)	(4,629)	2,100	(31,883)
Loss from continuing operations	$(245,314)	$(441,969)	$(505,245)	$(651,740)
Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$373,385	$56,262	$317,123	564%
Hospitality Solutions	50,751	29,002	21,749	75%
Total segment revenue	424,136	85,264	338,872	397%
Eliminations	(4,468)	(2,220)	(2,248)	(101)%
Total revenue	$419,668	$83,044	$336,624	405%
Travel Solutions—Revenue increased $317 million, or 564%, for the three months ended June 30, 2021 compared to the same period in the prior year, primarily due to:

•a $266 million, or 555%, increase in transaction-based distribution revenue due to a 878% increase in Direct Billable Bookings to 57 million primarily as a result of the continued gradual recovery from the COVID-19 pandemic and a favorable comparison to significant cancellations in the prior year period. Revenue for the three months ended June 30, 2020 was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Additionally, we further increased our reserve for future cancellations to $60 million as of June 30, 2020 to account for the significant effect that COVID-19 had on the travel industry and the resulting volume of airline travel cancellations in that period and the impacts on booking fee rate due to the mix in bookings and cancellations; and
•a $51 million increase in IT solutions revenue consisting of a $32 million, or 186%, increase in reservation revenue primarily due to a 424% increase in Passengers Boarded to 104 million as a result of the continued gradual recovery from the COVID-19 pandemic, partially offset by a dilution in rate due to revenue that does not fluctuate with our volumes. Additionally, commercial and operations revenue increased $19 million primarily due to the continued gradual recovery from the COVID-19 pandemic on our existing customer base and license fee revenue from new implementations recognized upon delivery to the customer. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Hospitality Solutions—Revenue increased $22 million, or 75%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily driven by an increase in SynXis Software and Services revenue due to an increase in transaction volumes of 117% to 24 million, as a result of the continued gradual recovery from the COVID-19 pandemic and an increase of $4 million in DX revenue. This increase was partially offset by dilution in rate from the prior year due to revenue that does not fluctuate with volumes.

Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$150,039	$18,192	$131,847	725%
Hospitality Solutions	24,760	15,951	8,809	55%
Eliminations	(4,466)	(2,219)	(2,247)	(101)%
Total segment cost of revenue, excluding technology costs	170,333	31,924	138,409	434%
Corporate	(377)	19,897	(20,274)	(102)%
Depreciation and amortization	9,865	9,406	459	5%
Total cost of revenue, excluding technology costs	$179,821	$61,227	$118,594	194%
Travel Solutions—Cost of revenue, excluding technology costs, increased $132 million, or 725%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily the result of a $131 million increase in incentive consideration in all regions due to higher transaction volume given the continued gradual recovery trends from the COVID-19 pandemic, as well as a $2 million increase in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $9 million, or 55%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily driven by a $6 million increase in transaction-related costs due to the increase in transaction volume as a result of the continued gradual recovery trends from the COVID-19 pandemic, as well as a $3 million increase in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020.
Corporate—Cost of revenue, excluding technology costs, decreased $20 million, or 102%, for the three months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily due to a $17 million decrease in severance costs associated with the reduction of our workforce in 2020 and continued expense management in the current year. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Technology Costs

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$217,821	$223,548	$(5,727)	(3)%
Hospitality Solutions	22,180	23,119	(939)	(4)%
Corporate	21,216	35,436	(14,220)	(40)%
Total technology costs	$261,217	$282,103	$(20,886)	(7)%
Travel Solutions—Technology costs decreased $6 million, or 3%, for the three months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by a decrease in depreciation and amortization of $23 million primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase in technology costs of $9 million associated with higher transaction volumes and an increase in labor and professional services costs of $8 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020. We expect depreciation and amortization expense to be significantly lower in 2021 than in the prior year due to the lower capitalization rate on technology spend.
Hospitality Solutions—Technology costs decreased $1 million, or 4%, for the three months ended June 30, 2021 compared to the same period in the prior year due to a $6 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase of $3 million in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, as well as a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs.
Corporate—Technology costs decreased $14 million, or 40%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to a decline in severance costs of $19 million associated with the reduction of our workforce in 2020. This decrease was partially offset by an increase in labor and professional services costs of $5 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$65,401	$58,285	$7,116	12%
Hospitality Solutions	11,271	8,179	3,092	38%
Corporate	82,328	57,320	25,008	44%
Total selling, general and administrative expenses	$159,000	$123,784	$35,216	28%

Travel Solutions—Selling, general and administrative expenses increased $7 million, or 12%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase is driven by an increase in labor and professional services costs of $19 million primarily resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020. This increase was partially offset by a $12 million decline in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year as a result of the continued gradual recovery from the COVID-19 pandemic.
Hospitality Solutions—Selling, general and administrative expenses increased $3 million, or 38%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase is primarily driven by an increase in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020.
Corporate—Selling, general and administrative expenses increased $25 million, or 44%, due to a $20 million increase in labor costs resulting from an increase in stock based compensation associated with performance based units, a $13 million increase in legal and other professional services costs and $3 million in security costs. This increase was partially offset by a $12 million decrease in severance costs associated with the reduction of our workforce in 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Interest expense, net

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$64,272	$55,931	$8,341	15%
Interest expense increased $8 million, or 15% during the three months ended June 30, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. We expect interest expense will be significantly higher in 2021 as compared to the prior year due to these changes to our capital structure, implemented during 2020.
Other, net

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$3,199	$6,098	$(2,899)	**
** Not meaningful
Other, net decreased $3 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to realized and unrealized foreign currency exchange gains in the current period as well as a reduction of pension related expense of $2 million.
(Benefit) provision for income taxes

	Three Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Benefit for income taxes	$(1,897)	$(4,629)	$2,732	**
** Not meaningful
For the three months ended June 30, 2021, we recognized $2 million income tax benefit, representing an effective tax rate of 0.8%, compared to an income tax benefit of $5 million, representing an effective tax rate of 1% for the three months ended June 30, 2020. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$662,260	$663,850	$(1,590)	—%
Hospitality Solutions	92,966	88,239	4,727	5%
Total segment revenue	755,226	752,089	3,137	—%
Eliminations	(8,074)	(10,068)	1,994	20%
Total revenue	$747,152	$742,021	$5,131	1%
Travel Solutions—Revenue decreased $2 million, for the six months ended June 30, 2021 compared to the same period in the prior year, primarily due to:

•a $23 million, or 7%, increase in transaction-based distribution revenue, which consists of a $243 million decrease in transaction based revenue during the first quarter of 2021 and a $266 million increase during the second quarter of 2021. These quarterly changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020, which included significant cancellations beyond original estimates of approximately $100 million in the second quarter of 2020. We are currently experiencing a continued gradual recovery in volumes, offset by an unfavorable rate mix due to higher domestic leisure bookings, resulting in the overall increase in revenue for the six months ended June 30, 2021 compared to the prior period. Direct Billable Bookings increased 22% to 96 million due to these factors; and

•a $25 million decrease in IT solutions revenue consisting of a $76 million decrease during the first quarter of 2021 and a $51 million increase during the second quarter of 2021. These quarterly changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020. We are currently experiencing a continued gradual recovery in Passengers Boarded volumes, more than offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes, resulting in the overall decrease in reservation revenue of $5 million for the six months ended June 30, 2021 compared to the prior period. Passengers Boarded decreased 4% to 179 million due to these factors. Additionally, commercial and operations revenue decreased $21 million primarily due to the impact of the COVID-19 pandemic on our customer base, consisting of a $39 million decrease in the first quarter of 2021, offset by a $19 million increase in the second of 2021 when compared to the prior period.

Hospitality Solutions—Revenue increased $5 million, or 5%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily driven by an increase in SynXis Software and Services revenue due to an increase in transaction volumes of 30% to 42 million, as a result of the continued gradual recovery from the COVID-19 pandemic. This increase is partially offset by dilution in rate from the prior year due to revenue that does not fluctuate with volumes and a change in transaction mix versus 2021, as well as a $1 million decrease in DX revenue.

Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$267,257	$257,216	$10,041	4%
Hospitality Solutions	44,637	51,155	(6,518)	(13)%
Eliminations	(8,072)	(10,066)	1,994	20%
Total segment cost of revenue, excluding technology costs	303,822	298,305	5,517	2%
Corporate	2,762	25,755	(22,993)	(89)%
Depreciation and amortization	19,998	18,582	1,416	8%
Total cost of revenue, excluding technology costs	$326,582	$342,642	$(16,060)	(5)%
Travel Solutions—Cost of revenue, excluding technology costs, increased $10 million, or 4%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily the result of a $15 million increase in incentive consideration due to higher overall transaction volume consisting of a $115 million decline in the first quarter of 2021 and a $130 million increase in the second quarter of 2021, compared to the same periods in the prior year. This increase is offset primarily by a $3 million decline in labor and professional services costs resulting from the reduction in workforce from our cost reduction measures implemented in the prior year.
Hospitality Solutions—Cost of revenue, excluding technology costs, decreased $7 million, or 13%, for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by a $9 million reduction in transaction-related costs due to the change in mix of bookings offset by an increase in transaction volumes as a result of the continued gradual recovery from the COVID-19 pandemic. This decrease is offset by a $2 million increase in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020.
Corporate—Cost of revenue, excluding technology costs, decreased $23 million, or 89%, for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease was due to a decline in severance costs of $23 million associated with the reduction of our workforce in 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Depreciation and amortization—Depreciation and amortization increased $1 million, or 8%, for the six months ended June 30, 2021 compared to the same period in the prior year due to customer implementations.
Technology Costs

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$431,518	$491,943	$(60,425)	(12)%
Hospitality Solutions	44,600	49,622	(5,022)	(10)%
Corporate	37,762	65,910	(28,148)	(43)%
Total technology costs	$513,880	$607,475	$(93,595)	(15)%
Travel Solutions—Technology costs decreased $60 million, or 12%, for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by a decrease in depreciation and amortization of $44 million primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software, a decrease in labor and professional services costs of $18 million resulting from the reduction in workforce from our cost reduction measures implemented in the prior year, and a decline in technology costs of $7 million associated with lower mainframe transaction volumes. This decrease was partially offset by a continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs of $8 million. We expect depreciation and amortization expense to be significantly lower in 2021 than in the prior year due to the lower capitalization rate on technology spend.
Hospitality Solutions—Technology costs decreased $5 million, or 10%, for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease was primarily due to a $10 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase in labor and professional services costs of $3 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, as well as continued decline in the capitalization mix of our technology spend as we implement opensource and cloud-based solutions, resulting in an increase in labor costs.
Corporate—Technology costs decreased $28 million, or 43%, for the six months ended June 30, 2021 compared to the same period in the prior year primarily due a decline in severance costs of $33 million associated with the reduction of our workforce in 2020. This decrease was partially offset by an increase in labor and professional services costs of $7 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$120,361	$161,232	$(40,871)	(25)%
Hospitality Solutions	23,748	20,997	2,751	13%
Corporate	145,504	145,156	348	—%
Total selling, general and administrative expenses	$289,613	$327,385	$(37,772)	(12)%
Travel Solutions—Selling, general and administrative expenses decreased $41 million, or 25%, for the six months ended June 30, 2021 compared to the same period in the prior year. The decrease is driven by a $52 million decline in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. This decrease was partially offset by an increase in labor and professional services costs of $14 million primarily resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020.
Hospitality Solutions—Selling, general and administrative expenses increased $3 million, or 13%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase is primarily driven by higher depreciation and amortization.
Corporate—Selling, general and administrative expenses were flat for the six months ended June 30, 2021 compared to the same period in the prior year. Labor costs increased $3 million as a result of a $19 million increase in stock based compensation associated with performance based units and a $5 million increase resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, partially offset by a $21 million decrease in severance costs associated with the reduction of our workforce in 2020. This increase in labor costs was offset by a $3 million decrease in legal and professional fees primarily due to a $20 million decrease in acquisition-related costs primarily associated with the now terminated Farelogix acquisition, partially offset by $17 million in legal and professional expenses incurred in the current year. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Interest, net

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$128,373	$93,373	$35,000	37%
Interest expense increased $35 million, or 37% during the six months ended June 30, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. We expect interest expense will be significantly higher in 2021 as compared to the prior year due to these changes to our capital structure, implemented during 2020.
Other expense, net

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$(8,432)	$53,584	$(62,016)	**
** Not meaningful
Other, net decreased $62 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to a $46 million charge related to the termination payments in connection with the now-terminated acquisition of Farelogix recorded in the first quarter of 2020, a $15 million gain on sale in investment recorded in the first quarter of 2021, as well as realized and unrealized foreign currency exchange gains, partially offset by a pension settlement expense of $4 million during the six months ended June 30, 2021.
(Benefit) provision for income taxes

	Six Months Ended June 30,
	2021	2020	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$2,100	$(31,883)	$33,983	**
** Not meaningful
For the six months ended June 30, 2021, we recognized $2 million income tax expense, representing a negative effective tax rate of 0.42%, compared to an income tax benefit of $32 million, representing an effective tax rate of 4.7% for the six months ended June 30, 2021. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a higher percent of valuation allowance generated in the current period on earnings related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2021 and December 31, 2020, our cash and cash equivalents, Revolver and outstanding letters of credit were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,122,114	$1,499,665
Available balance under the Revolver	14,521	15,326
Reductions to the Revolver:
Revolver outstanding balance	375,000	375,000
Outstanding letters of credit	10,479	9,674
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2021 and December 31, 2020.
As of December 31, 2020, we have significant U.S. federal NOLs and U.S. federal tax credits. Because of the continued adverse impact of the COVID-19 pandemic on our business, we expect to have significant NOLs related to the current year, and we do not expect to be a U.S. federal cash tax payer for 2021.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to cost savings measures. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. We had $375 million outstanding under the Revolver as of June 30, 2021 and December 31, 2020. We had outstanding letters of credit totaling $10 million as of June 30, 2021 and December 31, 2020, which reduced our overall credit capacity under the Revolver. The current interest rate for borrowings under the Revolver is LIBOR plus an adjusted spread based on leverage as reflected in the Revolver. On July 12, 2021 we refinanced the Revolver and terminated the commitments thereunder. See “— Senior Secured Credit Facilities below.
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
We believe the ongoing effects of COVID-19 on our operations and global bookings have had, and will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, repurchasing shares of our common stock (including pursuant to our multi-year $500 million Share Repurchase Program) or our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings.
Recent Events Impacting Our Liquidity and Capital Resources
Interest Payments
As a result of the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020, interest expense increased $8 million and $35 million during the three and six months ended June 30, 2021, respectively, compared to the same period in the prior year and will continue to remain a significant use of cash during 2021.

Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2021, we paid cash dividends on our preferred stock of $5 million and $11 million, respectively. On July 28, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2021 to holders of record of the Preferred Stock on August 15, 2021.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2021.
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
On August 27, 2020, Sabre GLBL entered into a Third Revolving Facility Refinancing Amendment to the Amended and Restated Credit Agreement (the "Third Revolving Refinancing Amendment") and the First Term A Loan Extension Amendment to the Amended and Restated Credit Agreement (the "Term A Loan Extension Amendment" and, together with the Third Revolving Refinancing Amendment, the "2020 Refinancing"), which extended the maturity of the Revolver from July 1, 2022 to November 23, 2023 at the earliest and February 22, 2024 at the latest, depending on certain "springing" maturity conditions as described in the Third Revolving Refinancing Amendment. In addition to extending the maturity date of the Revolver, the 2020 Refinancing also provided that, during any covenant suspension resulting from a "Material Travel Event Disruption" (as defined in the Amended and Restated Credit Agreement), including during the current covenant suspension period, we were required to maintain liquidity of at least $300 million on a monthly basis, which was lowered in December 2020 from $450 million. In addition, during this covenant suspension, the 2020 Refinancing limited certain payments to equity holders, certain investments, certain prepayments of unsecured debt and the ability of certain subsidiaries to incur additional debt. The applicable margins for the Revolver were between 2.50% and 1.75% per annum for Eurocurrency rate loans and between 1.50% and 0.75% per annum for base rate loans, with the applicable margin for any quarter reduced by 25 basis points (up to 75 basis points total) if the Senior Secured First-Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) was less than 3.75 to 1.0, 3.00 to 1.0, or 2.25 to 1.0, respectively. These interest rate spreads for the Revolver were increased by 0.25%, during covenant suspension, in connection with the 2020 Refinancing. On July 12, 2021, Sabre GLBL entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. Among other things, the refinancing amended the financial performance covenant to remove the $300 million minimum liquidity requirement, and certain other limitations, including the items listed above. See Note 15. Subsequent Events for further detail.
On December 17, 2020, Sabre GLBL entered into a Sixth Term A Loan Refinancing and Incremental Amendment to our Amended and Restated Credit Agreement, resulting in additional Term Loan B borrowings of $637 million ("Other Term B Loans") due December 17, 2027. The applicable interest rate margins for the Other Term B Loans are 4.00% per annum for Eurocurrency rate loans and 3.00% per annum for base rate loans, with a floor of 0.75% for the Eurocurrency rate, and 1.75% for the base rate, respectively. The net proceeds of $623 million from the issuance, net of underwriting fees and commissions, were used to fully redeem both the $500 million outstanding 5.25% senior secured notes due November 2023 and the $134 million outstanding Term Loan A. We incurred no material additional indebtedness as a result of these transactions, other than amounts for certain interest, fees and expenses. We recognized a loss on extinguishment of debt of $11 million during the year ended December 31, 2020 in connection with these transactions, which consisted of a redemption premium of $6 million and the write-off of unamortized debt issuance costs of $5 million. On July 12, 2021, Sabre GLBL entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. See Note 15. Subsequent Events for further detail.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of June 30, 2021, we are in compliance with all covenants not suspended under the terms of the Amended and Restated Credit Agreement and with the additional covenants of the 2020 Refinancing.
In addition, the Amended and Restated Credit Agreement provided for a maximum leverage ratio for the loan parties, based on the Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We were required, at all times (no longer solely when a threshold amount of revolving loans or letters of credit were outstanding), to maintain a Total Net Leverage Ratio of less than 4.5 to 1.0. However, under the terms of the Amended and Restated Credit Agreement, our Total Net Leverage Ratio requirement may be suspended for a limited time if a “Material Travel Event Disruption” (as defined in the Amended and Restated Credit Agreement) has occurred. The capacity reductions by domestic airlines in response to the COVID-19 outbreak and related decreases in domestic passenger enplanements, and a recent sharp decline in GDS bookings, led to a finding that a Material Travel Event Disruption occurred in the first quarter of 2021. As such, the leverage ratio covenant was suspended through at least the second quarter of 2021. As noted above, on July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. Among other things, the refinancing amended the financial performance covenant to remove the Total Net Leverage Ratio maintenance requirement. See Note 15. Subsequent Events for further detail.
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
Cash Flows

	Six Months Ended June 30,
	2021	2020

	(Amounts in thousands)
Cash used in operating activities	$(338,460)	$(395,036)
Cash provided by (used in) investing activities	7,634	(43,746)
Cash (used in) provided by financing activities	(44,620)	1,308,193
Cash used in discontinued operations	(1,158)	(1,802)
Effect of exchange rate changes on cash and cash equivalents	(947)	2,503
(Decrease) increase in cash and cash equivalents	$(377,551)	$870,112
Operating Activities
Cash used in operating activities totaled $338 million for the six months ended June 30, 2021. The $57 million increase in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations, acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix, and a $23 million reduction in upfront incentive consideration payments. This increase in operating cash flow was partially offset by additional interest payments of $31 million resulting from debt refinancing activities during 2020, and severance payments of $11 million during the six months ended June 30, 2021 related to restructuring activities initiated in 2020.
Investing Activities
For the six months ended June 30, 2021, we received proceeds of $25 million from the sale of certain investments and assets, partially offset by $17 million of cash used on capital expenditures primarily related to software developed for internal use.
For the six months ended June 30, 2020, we used cash of $39 million on capital expenditures, including $24 million related to software developed for internal use.

Financing Activities
For the six months ended June 30, 2021, financing activities used $45 million. Significant highlights of our financing activities include:
•net payments of $22 million from the settlement of employee stock-option awards;
•payment of $13 million on Term Loan B and Other Term Loan B; and
•payment of $11 million in dividends on our preferred stock.
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
•net payments of $5 million from the settlement of employee stock-option awards, including payments of $5 million in income tax withholdings associated with the settlement of employee restricted-stock awards; and
•payment of $4 million on our capital leases.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2020 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the six months ended June 30, 2021 and year ended December 31, 2020.
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
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world have implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers and the renegotiation of the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the year ended December 31, 2020 and the first half of 2021 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2020 or in the first half of 2021; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission, went into effect on May 25, 2018, and various U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security incidents expose us to liability and could damage our reputation and our business.
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
For example, on June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.K. Competition and Markets Authority ("CMA") blocked our proposed acquisition of Farelogix, and the U.K. Competition Appeal Tribunal has confirmed the CMA’s decision. We are also subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We, like other companies in the travel industry, received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief.

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
We process, store, and transmit large amounts of data, including PII and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC Technology ("DXC"), cloud providers or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive information has in the past been, and could at any time, including in the future, be compromised as a result. The costs of investigation of such incidents, as well as remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. See Note 13. Contingencies, to our consolidated financial statements for additional information. In addition, in April 2021, our subsidiary, Radixx, announced that it has experienced an event that impacted its Radixx Res™ reservation system. An investigation indicated that malware on the Radixx Res™ reservation system caused the activity. Based on the investigation as of the date of this Quarterly Report on Form 10-Q, Sabre’s systems, including GDS, Airline IT, SabreSonic passenger service system and Hospitality Solutions systems, were not impacted, and the investigation indicates that the Radixx database containing customer information was not compromised in this event. The costs related to these incidents, including any additional associated penalties assessed by any other governmental authority or payment card brand or indemnification or other contractual obligations to our customers, as well as any other impacts or remediation related to them, may be material.
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
The U.K. has exited from the E.U. (“Brexit”). Brexit and related processes have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
We have a significant amount of indebtedness. As of June 30, 2021, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of June 30, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 7. Derivatives, to our consolidated financial statements.
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
Our consolidated balance sheet at June 30, 2021 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2021 and, accordingly, have not provided deferred taxes on any outside basis differences.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the second quarter of 2021. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2021.

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
10.103†
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

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

SABRE CORPORATION
(Registrant)
Date:	August 3, 2021	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)