Form 10-Q
period 2021-09-30
Sabre Corp
filed 2021-11-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 28, 2021, 323,437,217 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$441,086	$278,365	$1,188,238	$1,020,386
Cost of revenue, excluding technology costs	171,429	115,426	498,011	458,068
Technology costs	269,111	276,362	782,991	883,837
Selling, general and administrative	157,234	119,626	446,847	447,011
Operating loss	(156,688)	(233,049)	(539,611)	(768,530)
Other income (expense):
Interest expense, net	(65,461)	(64,376)	(193,834)	(157,749)
Loss on extinguishment of debt	(13,070)	(10,333)	(13,070)	(10,333)
Equity method loss	(114)	(460)	(395)	(1,645)
Other, net	(5,993)	(18,431)	2,439	(72,015)
Total other expense, net	(84,638)	(93,600)	(204,860)	(241,742)
Loss from continuing operations before income taxes	(241,326)	(326,649)	(744,471)	(1,010,272)
Benefit for income taxes	(6,613)	(19,874)	(4,513)	(51,757)
Loss from continuing operations	(234,713)	(306,775)	(739,958)	(958,515)
Income (loss) from discontinued operations, net of tax	186	(533)	(158)	(3,331)
Net loss	(234,527)	(307,308)	(740,116)	(961,846)
Net income attributable to noncontrolling interests	714	125	1,657	837
Net loss attributable to Sabre Corporation	(235,241)	(307,433)	(741,773)	(962,683)
Preferred stock dividends	5,400	2,231	16,256	2,231
Net loss attributable to common stockholders	$(240,641)	$(309,664)	$(758,029)	$(964,914)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.75)	$(1.06)	$(2.37)	$(3.43)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.75)	$(1.06)	$(2.37)	$(3.44)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.75)	$(1.06)	$(2.37)	$(3.43)
Loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.75)	$(1.06)	$(2.37)	$(3.44)
Weighted-average common shares outstanding:
Basic	322,720	292,392	320,055	280,750
Diluted	322,720	292,392	320,055	280,750
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(234,527)	$(307,308)	$(740,116)	$(961,846)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(1,635)	4,439	(5,366)	4,732
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of $6,153, $3,524, $—, $2,318	3,701	(12,101)	25,048	(7,960)
Pension settlement, net of taxes of $973, $(3,055), $—, $(3,055)	3,170	10,488	6,544	10,488
Amortization of prior service credits, net of taxes of $(122), $80, $38, $241	(392)	(278)	(948)	(834)
Amortization of actuarial losses, net of taxes of $931, $(525), $(38), $(1,451)	3,037	1,799	6,400	5,005
Net change in retirement-related benefit plans, net of tax	9,516	(92)	37,044	6,699
Derivatives:
Unrealized gains (losses), net of taxes of $2,715, $(544), $2,745, $5,641	2,698	2,224	2,595	(20,582)
Reclassification adjustment for realized losses, net of taxes of $(930), $(1,283), $(2,745), $(3,585)	3,237	4,500	9,553	12,894
Net change in derivatives, net of tax	5,935	6,724	12,148	(7,688)
Share of other comprehensive (loss) income of equity method investments	(250)	258	(474)	(540)
Other comprehensive income	13,566	11,329	43,352	3,203
Comprehensive loss	(220,961)	(295,979)	(696,764)	(958,643)
Less: Comprehensive income attributable to noncontrolling interests	(714)	(125)	(1,657)	(837)
Comprehensive loss attributable to Sabre Corporation	$(221,675)	$(296,104)	$(698,421)	$(959,480)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,023,769	$1,499,665
Restricted cash	21,039	—
Accounts receivable, net of allowance for credit losses of $77,751 and $96,150	329,838	255,468
Prepaid expenses and other current assets	137,639	132,972
Total current assets	1,512,285	1,888,105
Property and equipment, net of accumulated depreciation of $2,035,826 and $1,995,409	269,183	363,491
Equity method investments	22,698	24,265
Goodwill	2,624,108	2,636,546
Acquired customer relationships, net of accumulated amortization of $778,563 and $761,335	266,727	289,150
Other intangible assets, net of accumulated amortization of $742,221 and $714,095	193,017	222,216
Deferred income taxes	21,995	24,181
Other assets, net	532,895	629,768
Total assets	$5,442,908	$6,077,722

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$99,305	$115,229
Accrued compensation and related benefits	126,621	86,830
Accrued subscriber incentives	133,689	100,963
Deferred revenues	117,856	99,470
Other accrued liabilities	173,824	193,383
Current portion of debt	30,124	26,068
Total current liabilities	681,419	621,943
Deferred income taxes	50,159	72,196
Other noncurrent liabilities	338,572	380,621
Long-term debt	4,727,835	4,717,808
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Preferred Stock, $0.01 par value, 225,000 authorized, 3,340 issued and outstanding as of September 30, 2021 and December 31, 2020; aggregate liquidation value of $334,000 as of September 30, 2021 and December 31, 2020	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 345,752 and 338,662 shares issued, 322,842 and 317,297 shares outstanding at September 30, 2021 and December 31, 2020, respectively	3,458	3,387
Additional paid-in capital	3,080,949	2,985,077
Treasury Stock, at cost, 22,910 and 21,365 shares at September 30, 2021 and December 31, 2020, respectively	(497,944)	(474,790)
Accumulated deficit	(2,857,653)	(2,099,624)
Accumulated other comprehensive loss	(92,605)	(135,957)
Non-controlling interest	8,685	7,028
Total stockholders’ (deficit) equity	(355,077)	285,154
Total liabilities and stockholders’ (deficit) equity	$5,442,908	$6,077,722
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(740,116)	$(961,846)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	204,308	279,159
Stock-based compensation expense	86,122	44,905
Amortization of upfront incentive consideration	46,063	56,733
Gain on sale of investment	(14,532)	—
Deferred income taxes	(13,489)	(65,551)
Loss on extinguishment of debt	13,070	10,333
Amortization of debt discount and issuance costs	8,815	6,736
Pension settlement charge	6,544	13,543
Provision for expected credit losses	(3,728)	58,375
Other	3,141	7,392
Debt modification costs	2,435	—
Dividends received from equity method investments	698	1,691
Loss from discontinued operations	158	3,331
Acquisition termination fee	—	24,811
Changes in operating assets and liabilities:
Accounts and other receivables	(76,249)	182,449
Prepaid expenses and other current assets	(4,312)	(1,967)
Capitalized implementation costs	(14,363)	(10,680)
Upfront incentive consideration	(3,823)	(26,468)
Other assets	8,368	12,837
Accrued compensation and related benefits	40,604	12,735
Accounts payable and other accrued liabilities	25,410	(263,925)
Deferred revenue including upfront solution fees	16,724	28,338
Cash used in operating activities	(408,152)	(587,069)
Investing Activities
Proceeds from disposition of investments and assets	24,874	—
Additions to property and equipment	(30,409)	(48,259)
Other investing activities	—	(4,375)
Cash used in investing activities	(5,535)	(52,634)
Financing Activities
Proceeds of borrowings from lenders	1,070,380	2,345,000
Payments on borrowings from lenders	(1,053,728)	(894,613)
Net payment on the settlement of equity-based awards	(22,378)	(5,298)
Dividends paid on preferred stock	(16,283)	—
Debt prepayment fees and issuance costs	(12,194)	(54,158)
Payment for settlement of exchangeable notes	(2,541)	—
Other financing activities	(269)	(4,513)
Proceeds from issuance of preferred stock, net	—	322,885
Proceeds from issuance of common stock, net	—	275,003
Payments on Tax Receivable Agreement	—	(71,958)
Cash dividends paid to common shareholders	—	(38,544)
Cash (used in) provided by financing activities	(37,013)	1,873,804
Cash Flows from Discontinued Operations
Cash used in operating activities	(2,376)	(3,739)
Cash used in discontinued operations	(2,376)	(3,739)
Effect of exchange rate changes on cash and cash equivalents	(1,781)	1,814
(Decrease) increase in cash, cash equivalents and restricted cash	(454,857)	1,232,176
Cash, cash equivalents and restricted cash at beginning of period	1,499,665	436,176
Cash, cash equivalents and restricted cash at end of period	$1,044,808	$1,668,352

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	$33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	$33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739
Comprehensive loss	—	—	—	—	—	—	—	(245,854)	29,571	459	(215,824)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)			(5,428)
Settlement of stock-based awards	—	—	2,377,690	24	214	714,622	(9,820)		—	—	(9,582)
Stock-based compensation expense	—	—	—	—	29,478	—	—	—	—	—	29,478
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at June 30, 2021	3,340,000	$33	345,209,840	$3,452	$3,049,156	22,844,796	$(497,221)	$(2,617,012)	$(106,171)	$7,971	$(159,792)
Comprehensive loss	—	—	—	—	—	—	—	(235,241)	13,566	714	(220,961)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,400)	—	—	(5,400)
Settlement of stock-based awards	—	—	542,451	6	355	65,518	(723)	—	—	—	(362)
Stock-based compensation expense	—	—	—	—	32,218	—	—	—	—	—	32,218
Settlement of exchangeable notes	—	—	—	—	(780)	—	—	—	—	—	(780)
Balance at September 30, 2021	3,340,000	$33	345,752,291	$3,458	$3,080,949	22,910,314	$(497,944)	$(2,857,653)	$(92,605)	$8,685	$(355,077)
(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	—	—	(212,680)	(19,303)	783	(231,200)
Common stock dividends(1)	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Settlement of stock-based awards	—	—	2,224,053	22	50	642,065	(5,272)	—	—	—	(5,200)
Stock-based compensation expense	—	—	—	—	17,577	—	—	—	—	—	17,577
Adoption of New Accounting Standards	—	—	—	—	—	—	—	(7,591)	—	—	(7,591)
Balance at March 31, 2020	—	$—	296,543,470	$2,965	$2,335,171	21,228,917	$(473,890)	$(1,022,297)	$(168,609)	$9,371	$682,711
Comprehensive loss	—	—	—	—	—	—	—	(442,570)	11,177	(71)	(431,464)
Settlement of stock-based awards	—	—	587,232	6	168	29,664	(215)	—	—	—	(41)
Stock-based compensation expense	—	—	—	—	8,762	—	—	—	—	—	8,762
Balance at June 30, 2020	—	$—	297,130,702	$2,971	$2,344,101	21,258,581	$(474,105)	$(1,464,867)	$(157,432)	$9,300	$259,968
Comprehensive loss	—	—	—	—	—	—	—	(307,433)	11,329	125	(295,979)
Accrued preferred stock dividend(2)	—	—	—	—	—	—	—	(2,231)	—	—	(2,231)
Issuance of preferred stock, net	3,340,000	33	—	—	322,852	—	—	—	—	—	322,885
Issuance of common stock, net	—	—	41,071,429	411	274,592	—	—	—	—	—	275,003
Settlement of stock-based awards	—	—	297,150	3	—	7,278	(60)	—	—	—	(57)
Stock-based compensation expense	—	—	—	—	18,566	—	—	—	—	—	18,566
Balance at September 30, 2020	3,340,000	$33	338,499,281	$3,385	$2,960,111	21,265,859	$(474,165)	$(1,774,531)	$(146,103)	$9,425	$578,155
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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact on our consolidated financial results in the third quarter of 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered, we have seen some continued improvement in our key volume metrics during the third quarter of 2021 as compared to the prior year. Domestic bookings continue to exceed international bookings, however, negatively impacting revenue. With the continued increase in volumes, our incentive consideration costs have also increased significantly compared to the prior year.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $15 million and $18 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, our allowance for credit losses at September 30, 2021 was $78 million, a decrease of $19 million from December 31, 2020. The provision for credit losses for the nine months ended September 30, 2021 decreased $62 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. See Note 5. Credit Losses.
We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test, and we did not record any goodwill impairment charges for the three and nine months ended September 30, 2021. See Note 8. Fair Value Measurements for further information. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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
Accounting Policies—Restricted cash primarily includes $21 million of cash collateral for standby letters of credit associated with guarantees related to our bilateral letter of credit facility issued in conjunction with the 2021 Refinancing (as defined below). See Note 6. Debt for additional information.
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. In January 2021, the FASB issued additional clarification related to reference rate reform, permitting entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The standards are effective for all entities upon issuance and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the nine months ended September 30, 2021 as a result of the adoption of these standards. Our current hedging contracts do not extend past December 31, 2021.
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which requires the senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into April 2020 to be accounted for as a single liability measured at amortized cost. We elected to early adopt this standard on January 1, 2021 using the full retrospective method, which requires us to restate each prior reporting period presented. As a result of adoption, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally recognized within equity in connection with the debt discount and issuance costs was also derecognized. The debt issuance costs that were originally allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%. As a result of derecognizing the net deferred tax liability of $18 million related to the debt discount, the valuation allowance associated with the deferred tax asset increased by $17 million for the year ended December 31, 2020. The impact of the adoption of the guidance on our consolidated statements of operations was a decrease in interest, net of $3 million and $6 million for the three and nine months ended September 30, 2020, respectively, an immaterial decrease in benefit for income taxes for the three months ended September 30, 2020 and a decrease of $2 million in benefit for income taxes for the nine months ended September 30, 2020. This decreased our net loss attributable to common stockholders by $3 million and $4 million for the three and nine months ended September 30, 2020, respectively. There was a $0.01 increase in earnings per share for the three and nine months ended September 30, 2020 as a result of the adoption. The impacts to our consolidated balance sheets as of December 31, 2020 are shown below (in thousands):

	December 31, 2020
	As Reported	Adjustments	Recast
Deferred income taxes	$72,744	$(548)	$72,196
Long-term debt	4,639,782	78,026	4,717,808
Additional paid-in capital	3,052,953	(67,876)	2,985,077
Accumulated deficit	(2,090,022)	(9,602)	(2,099,624)
Total stockholders’ equity	362,632	(77,478)	285,154
Total liabilities and stockholders’ equity	6,077,722	—	6,077,722

In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard prospectively in the first quarter of 2021. There was no material impact to our consolidated financial statements for the nine months ended September 30, 2021 as a result of this guidance.

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
The following table presents our assets and liabilities with customers as of September 30, 2021 and December 31, 2020 (in thousands):

Account	Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$80,081	$88,850
Trade and unbilled receivables, net	Accounts receivable, net	328,197	253,511
Long-term trade unbilled receivables, net	Other assets, net	37,057	38,156
Contract liabilities	Deferred revenues / other noncurrent liabilities	191,191	176,956
________________________________

(1) Includes contract assets of $11 million and $8 million for September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021, we recognized revenue of approximately $34 million from contract liabilities that existed as of January 1, 2021. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distribution	$245,421	$104,594	$615,448	$451,183
IT Solutions	144,932	132,424	437,165	449,685
Total Travel Solutions	390,353	237,018	1,052,613	900,868
SynXis Software and Services	48,390	41,287	131,650	118,767
Other	6,789	3,637	16,495	14,396
Total Hospitality Solutions	55,179	44,924	148,145	133,163
Eliminations	(4,446)	(3,577)	(12,520)	(13,645)
Total Sabre Revenue	$441,086	$278,365	$1,188,238	$1,020,386
In the first and second quarters of 2020, the airline industry experienced an unprecedented number of airline travel reservation cancellations as a result of COVID-19. Revenue for the second quarter of 2020 was negatively impacted by approximately $100 million resulting from increased cancellation activity beyond what was initially estimated. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. To address this change in estimate, we further increased our reserve for future cancellations to $60 million as of June 30, 2020 to account for the significant effect that COVID-19 had on the travel industry and the resulting volume of airline travel cancellations and the impacts on the booking fee rate for higher international cancellations and lower international new bookings than previously experienced. Actual cancellations during the third quarter of 2020 were fewer than expected as of the end of the second quarter of 2020 and new bookings remained down significantly during the third quarter of 2020. This combination of actual cancellation activity and fewer bookings resulted in a reduction in the cancellation reserve to $33 million as of September 30, 2020. Approximately $18 million of revenue was recognized in the third quarter of 2020 resulting from less cancellation activity on bookings scheduled to depart during the third quarter of 2020 than estimated as of June 30, 2020. Our air booking cancellation reserve totaled $15 million and $18 million as of September 30, 2021 and December 31, 2020, respectively. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, we cannot provide assurance that the assumptions used in these estimates will be accurate and the impacts could be material on our cancellation reserves and results of operations.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is immaterial.
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
Since the first quarter of 2020, we have incurred $80 million in connection with these restructuring activities. For the three and nine months ended September 30, 2021, adjustments to restructuring charges were immaterial. During the three months ended September 30, 2020, we incurred $1 million in connection with these restructuring activities, which is recorded within technology costs. During the nine months ended September 30, 2020, we incurred $74 million in connection with these restructuring activities, of which $22 million is recorded within cost of revenue, excluding technology costs, $32 million is recorded within technology costs and $20 million is recorded within selling, general and administrative costs within our consolidated statement of operations.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheet (in thousands):

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$23,253
Cash Payments	(12,204)
Non-cash adjustments	(4,881)
Balance as of September 30, 2021	$6,168

4. Income Taxes
For the nine months ended September 30, 2021, we recognized $5 million of income tax benefit, representing an effective tax rate of less than 1%, compared to an income tax benefit of $52 million, representing an effective tax rate of 5% for the nine months ended September 30, 2020. The decrease in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to a higher percent of valuation allowance generated in the nine month period on earnings related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of September 30, 2021, a cumulative valuation allowance of $395 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $83 million and $73 million as of September 30, 2021 and December 31, 2020, respectively.
5. Credit Losses
We are exposed to credit losses primarily through our sales of services provided to participants in the travel and transportation industry, which we consider to be our singular portfolio segment. We develop and document our methodology used in determining the allowance for credit losses at the portfolio segment level. Within the travel portfolio segment, we identify airlines, hoteliers and travel agencies as each presenting unique risk characteristics associated with historical credit loss patterns, and we determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our receivables related to each.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2021 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$97,568
Provision for expected credit losses	(3,728)
Write-offs	(13,198)
Other	(2,168)
Balance at September 30, 2021	$78,474
Our provision for expected credit losses was immaterial for the three months ended September 30, 2021, and a $4 million reduction for the nine months ended September 30, 2021. Our provision for expected credit losses for the nine months ended September 30, 2021 decreased $62 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. For the nine months ended September 30, 2020, we made a decision to fully reserve for certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the nine months ended September 30, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances affected our estimate of expected credit losses in the prior year. Macro-economic factors, including the economic downturn, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may continue to result in restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

6. Debt
As of September 30, 2021 and December 31, 2020, our outstanding debt included in our consolidated balance sheets totaled $4,758 million and $4,744 million, respectively, which are net of debt issuance costs of $48 million and $54 million respectively, and unamortized discounts of $9 million and $10 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2021 and December 31, 2020 (in thousands):

	Rate	Maturity	September 30, 2021	December 31, 2020
Senior secured credit facilities:
Term Loan B	L+ 2.00%	February 2024	$1,810,508	$1,824,616
Other Term Loan B(1)	L+ 4.00%	December 2027	—	637,000
Term Loan B-1(1)	L+ 4.00%	December 2027	402,990	—
Term Loan B-2(1)	L+ 4.00%	December 2027	642,390	—
Revolver, $400 million(1)	L+ 2.75%	November 2023	—	375,000
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	333,220	345,000
Finance lease obligations			833	889
Face value of total debt outstanding			4,814,941	4,807,505
Less current portion of debt outstanding			(30,124)	(26,068)
Face value of long-term debt outstanding			$4,784,817	$4,781,437
______________________
(1) The balances under the Other Term Loan B facility and the Revolver were refinanced pursuant to the 2021 Refinancing (as defined below), with the proceeds of the Term Loan B-1 and Term Loan B-2.
On July 12, 2021, pursuant to the 2021 Refinancing (as defined below), we drew $25 million under the Revolver, entered into agreements to refinance the $400 million outstanding balance and terminated the revolving commitments thereunder. See the discussion of the 2021 Refinancing below. We had outstanding letters of credit totaling $10 million as of September 30, 2021, which were secured by a $20 million cash collateral deposit account. We had $375 million outstanding under the Revolver on December 31, 2020, and had outstanding letters of credit totaling $10 million as of December 31, 2020, which reduced our overall credit capacity under the Revolver.
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
On July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder (the "2021 Refinancing"). We incurred no additional indebtedness as a result of the 2021 Refinancing, other than amounts covering certain interest, fees and expenses. Among other things, the 2021 Refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. The 2021 Refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans and the outstanding $400 million Revolver balance, and to terminate the revolving commitments thereunder. The remaining proceeds, net of a $3 million discount, were used to pay a $6 million redemption premium and $6 million in other fees associated with the refinancing. We recognized a loss on extinguishment of debt in connection with these transactions during the three months ended September 30, 2021 of $13 million and debt modification costs for financing fees of $2 million recorded to Other, net. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium or to prepay at a 101 premium before that date. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million bilateral letter of credit facility, which is secured by a cash collateral deposit account and included as Restricted cash on our consolidated balance sheets as of September 30, 2021.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of September 30, 2021, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% Exchangeable Notes. The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Due to the price of our common stock during the 30 trading days preceding September 30, 2021, the first condition above has been met as of September 30, 2021 and the Exchangeable Notes are exchangeable by the holders at any time during the fourth quarter of 2021. As of September 30, 2021, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $168 million.
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
During the three months ended June 30, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. During the three months ended September 30, 2021, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of September 30, 2021, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2021 and December 31, 2020, as recast (in thousands):

	September 30, 2021	December 31, 2020
Principal	$333,220	$345,000
Less: Unamortized debt issuance costs	8,469	10,443
Net Carrying Value	$324,751	$334,557
The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$3,344	$3,450	$10,244	$6,248
Amortization of issuance costs	$547	$538	$1,657	$982

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 2020. We designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the three and nine months ended September 30, 2020. For the nine months ended September 30, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2021 and 2020 are as follows:

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
The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Other accrued liabilities	$(4,148)	$(16,038)
Total		$(4,148)	$(16,038)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative, Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign exchange contracts	$—	$2,164	$—	$(4,837)
Interest rate swaps	2,698	60	2,595	(15,745)
Total	$2,698	$2,224	$2,595	$(20,582)

		Amount of Loss (Gain) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,

		2021	2020	2021	2020
Foreign exchange contracts	Cost of revenue, excluding technology costs	$—	$(319)	$—	$2,904
Interest rate swaps	Interest expense, net	3,237	4,819	9,553	9,990
Total		$3,237	$4,500	$9,553	$12,894

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
The following tables present our (liabilities) assets that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2021	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(4,148)	$—	$(4,148)	$—
Total	$(4,148)	$—	$(4,148)	$—

		Fair Value at Reporting Date Using
	December 31, 2020	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$(16,038)	$—	$(16,038)	$—
Total	$(16,038)	$—	$(16,038)	$—
______________________
(1) See Note 7. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2021.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable, approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable Notes, senior secured notes due 2025 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Term Loan B	$1,791,272	$1,785,843	$1,807,737	$1,821,016
Other Term Loan B	—	639,389	—	630,663
Term Loan B-1	401,227	—	402,010	—
Term Loan B-2	639,981	—	636,823	—
Revolver, $400 million	—	375,000	—	375,000
9.25% senior secured notes due 2025	896,102	925,610	775,000	775,000
7.375% senior secured notes due 2025	906,534	925,030	850,000	850,000
4.00% senior exchangeable notes due 2025	576,294	610,907	333,220	345,000
______________________
(1) Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and nine months ended September 30, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
9. Accumulated Other Comprehensive Loss
As of September 30, 2021 and December 31, 2020, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2021	December 31, 2020
Defined benefit pension and other post-retirement benefit plans	$(98,553)	$(135,596)
Unrealized loss on foreign currency forward contracts and interest rate swaps	(707)	(12,837)
Unrealized foreign currency translation gain	6,655	12,476
Total accumulated other comprehensive loss, net of tax	$(92,605)	$(135,957)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. During the second and third quarters of 2021, a settlement accounting event was triggered within our defined benefit pension plan which resulted in a charge of $4 million and $2 million, respectively, recorded to Other, net in the consolidated statements of operations. The decline in Defined benefit pension and other post-retirement benefit plans is also due to a $25 million pension remeasurement, as a result of pension settlement accounting.
On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. As of September 30, 2021, we have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions for calendar year 2021 and most of 2022. As of September 30, 2021, we have contributed $3 million to our defined benefit pension plan in 2021 and do not expect to make any additional contributions for the year.
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
We recorded $5 million and $16 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively. On October 19, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on December 1, 2021 to holders of record of the Preferred Stock on November 15, 2021.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2021.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the three months ended June 30, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of September 30, 2021, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 6. Debt for further details.

At-the-Market (ATM) Program
On August 19, 2021, we established an at-the-market equity distribution program (the “ATM Program”) by entering into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc., Citigroup Global Markets Inc., and Mizuho Securities USA LLC, each acting as a sales agent for Sabre (each, a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which we may issue and sell, from time to time, shares of our common stock, par value $0.01 per share, in “at-the-market” offerings having an aggregate gross sales price of up to $300 million. We are not obligated to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. Sales of the shares, if any, may be made by means that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including block trades and sales made in ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Under the terms of the Sales Agreement, we may also sell shares to any Sales Agent as principal for our own account. If we sell shares to any Sales Agent as principal, we will enter into a separate terms agreement setting forth the terms of such transaction with the applicable Sales Agent. As of September 30, 2021, we have not sold any shares pursuant to the ATM Program.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(234,713)	$(306,775)	$(739,958)	$(958,515)
Less: Net income attributable to non-controlling interests	714	125	1,657	837
Less: Preferred stock dividends	5,400	2,231	16,256	2,231
Net loss from continuing operations available to common stockholders, basic and diluted	$(240,827)	$(309,131)	$(757,871)	$(961,583)
Denominator:
Basic weighted-average common shares outstanding	322,720	292,392	320,055	280,750
Add: Dilutive effect of stock options and restricted stock awards	—	—	—	—
Diluted weighted-average common shares outstanding	322,720	292,392	320,055	280,750
Earnings per share from continuing operations:
Basic	$(0.75)	$(1.06)	$(2.37)	$(3.43)
Diluted	$(0.75)	$(1.06)	$(2.37)	$(3.43)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 4 million and 2 million of dilutive stock options and restricted stock awards for the nine months ended September 30, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in the periods. The diluted weighted-average common shares outstanding calculation excludes 3 million of dilutive stock options and restricted stock awards for the three months ended September 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period. The dilutive stock options and restricted stock awards for the three months ended September 30, 2020 are less than one million. The calculation of diluted weighted-average shares excludes the impact of 2 million and 1 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2021, respectively, and 6 million and 3 million of anti-dilutive common stock equivalents for each of the three and nine months ended September 30, 2020, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2021 and 2020 as their effect would be anti-dilutive given the net loss incurred in those periods. There was a $0.01 increase to our earnings per share for the three and nine months ended September 30, 2020, respectively as a result of the full retrospective adoption on January 1, 2021 of updated guidance affecting the accounting for the Exchangeable Notes. See Note 1. General Information for further information.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period.
12. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other accrued liabilities and other noncurrent liabilities in our consolidated balance sheets. Our finance leases are not material to our consolidated financial statements and have been omitted from the information below.
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$21,918	$17,806
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$298	$42,405
The following table presents supplemental balance sheet information related to operating leases (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$106,148	$125,110
Other accrued liabilities	24,232	37,892
Other noncurrent liabilities	82,854	97,403
Total operating lease liabilities	$107,086	$135,295
Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$7,307
2022	21,684
2023	17,126
2024	15,682
2025	11,125
Thereafter	60,719
Total	133,643
Imputed Interest	(26,557)
Total	$107,086

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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of September 30, 2021.
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
American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. We could incur significant fees, costs and expenses for as long as the litigation is ongoing. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of September 30, 2021. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income-based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. Our most significant VAT receivable is in Greece. As of September 30, 2021, we have approximately $9 million in VAT receivables for which refund claims have been filed with the Greek government. Although we have paid these amounts and believe we are entitled to a refund, the Greek tax authorities have challenged our position. In the second quarter of 2020, we received notice that the tax court has accepted our arguments to dismiss certain claims by the Greek tax authorities; however, this ruling has been appealed. In Greece, as in other jurisdictions, we intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2021, we do not believe that an adverse outcome is probable with respect to the claims of the Greek tax authorities or any other jurisdiction; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
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
Segment information for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Travel Solutions	$390,353	$237,018	$1,052,613	$900,868
Hospitality Solutions	55,179	44,924	148,145	133,163
Eliminations	(4,446)	(3,577)	(12,520)	(13,645)
Total revenue	$441,086	$278,365	$1,188,238	$1,020,386
Adjusted Operating Loss(a)
Travel Solutions	$(39,078)	$(146,337)	$(212,393)	$(408,584)
Hospitality Solutions	(8,868)	(12,609)	(30,976)	(48,475)
Corporate	(54,698)	(37,747)	(147,529)	(119,313)
Total	$(102,644)	$(196,693)	$(390,898)	$(576,372)
Depreciation and amortization
Travel Solutions	$41,499	$61,343	$134,833	$192,084
Hospitality Solutions	5,988	10,387	20,405	33,347
Total segments	47,487	71,730	155,238	225,431
Corporate	16,168	17,614	49,070	53,728
Total	$63,655	$89,344	$204,308	$279,159
Capital Expenditures
Travel Solutions	$7,269	$5,513	$18,312	$18,901
Hospitality Solutions	(242)	645	179	2,962
Total segments	7,027	6,158	18,491	21,863
Corporate	6,142	2,768	11,918	26,396
Total	$13,169	$8,926	$30,409	$48,259
______________________________

(a)The following table sets forth the reconciliation of operating loss in our statement of operations to Adjusted Operating Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating loss	$(156,688)	$(233,049)	$(539,611)	$(768,530)
Add back:
Equity method loss	(114)	(460)	(395)	(1,645)
Acquisition-related amortization(1)	15,939	16,465	48,296	49,775
Restructuring and other costs(2)	269	947	(5,722)	74,229
Acquisition-related costs(3)	870	591	3,299	22,791
Litigation costs, net(4)	4,862	247	17,113	2,103
Stock-based compensation	32,218	18,566	86,122	44,905
Adjusted Operating Loss	$(102,644)	$(196,693)	$(390,898)	$(576,372)

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
(3)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix and other acquisition and disposition related activities.
(4)Litigation costs, net represent charges associated with antitrust and other foreign non-income tax contingency matters. See Note 13. Contingencies.
15. Subsequent Events
On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. At closing, we will sell the AirCentre product portfolio, related technology and intellectual property for $392.5 million. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2022. We cannot provide assurance that the sale will occur on these terms or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” “believes,” “may,” “intends,” “plans,” “provisional,” “will,” “predicts,” “potential,” “anticipates,” “estimates,” “should,” “could,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “momentum,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. In the second and third quarters of 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in the third quarter of 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed, we have seen some continued improvement in our key volume metrics during the third quarter of 2021. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to the prior year.

The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $15 million and $18 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, our provision for expected credit losses for the nine months ended September 30, 2021 decreased $62 million from the same period in the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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
On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. At closing, we will sell the AirCentre product portfolio, related technology and intellectual property for $392.5 million. Approximately 500 employees are also expected to have the opportunity to transition to the purchaser in connection with the sale. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2022. In connection with the closing, we expect to enter into a transition services agreement with the purchaser, pursuant to which we will continue to provide certain services and conduct certain operations in connection with the transferred business while it transitions to the purchaser’s system, in return for compensation from the purchaser with respect to these costs. We cannot provide assurance that the sale will occur on these terms or at all.
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
Travel Solutions generates revenues from distribution activities through Direct Billable Bookings processed on our GDS, adjusted for estimated cancellations of those bookings. Travel Solutions also generates revenues from IT solutions activities from its product offerings including reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and booking data. Additionally, Travel Solutions generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized. Our distribution revenue in the current quarter and in future periods is expected to be impacted by a certain online travel agency ("OTA") notifying us of their intent to shift a significant portion of its North America volumes to a competitor. This shift began in the third quarter of 2021 and is expected to result in a decline in our volumes offset by an increase in our rate going forward.
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
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue, excluding technology costs, for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis. Cost of revenue, excluding technology costs, also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract. The technology costs excluded from Cost of revenue, excluding technology costs, are presented separately below.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Travel Solutions
Direct Billable Bookings - Air	46,752	16,539	182.7%	133,125	80,439	65.5%
Direct Billable Bookings - LGS	6,762	3,381	100.0%	16,164	17,932	(9.9)%
Distribution Total Direct Billable Bookings	53,514	19,920	168.6%	149,289	98,371	51.8%
IT Solutions Passengers Boarded	115,576	56,970	102.9%	294,415	244,144	20.6%

Hospitality Solutions
Central Reservations System Transactions	26,735	19,268	38.8%	68,334	51,381	33.0%
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
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, other, net, loss on extinguishment of debt, restructuring and other costs, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as Loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining (benefit) provision for income taxes. We have revised our calculation of Adjusted EBITDA to no longer exclude the amortization of upfront incentive consideration in all periods presented.
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

The following table sets forth the reconciliation of net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, operating loss to Adjusted Operating Loss, and loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(240,641)	$(309,664)	$(758,029)	$(964,914)
(Income) loss from discontinued operations, net of tax	(186)	533	158	3,331
Net income attributable to non-controlling interests(1)	714	125	1,657	837
Preferred stock dividends	5,400	2,231	16,256	2,231
Loss from continuing operations	(234,713)	(306,775)	(739,958)	(958,515)
Adjustments:
Acquisition-related amortization(2a)	15,939	16,465	48,296	49,775
Restructuring and other costs(4)	269	947	(5,722)	74,229
Loss on extinguishment of debt	13,070	10,333	13,070	10,333
Other, net(3)	5,993	18,431	(2,439)	72,015
Acquisition-related costs(5)	870	591	3,299	22,791
Litigation costs, net(6)	4,862	247	17,113	2,103
Stock-based compensation	32,218	18,566	86,122	44,905
Tax impact of adjustments(7)	(180)	3,563	22,501	8,436
Adjusted Net Loss from continuing operations	$(161,672)	$(237,632)	$(557,718)	$(673,928)
Adjusted Net Loss from continuing operations per share	$(0.50)	$(0.81)	$(1.74)	$(2.40)
Diluted weighted-average common shares outstanding	322,720	292,392	320,055	280,750

Operating loss	$(156,688)	$(233,049)	$(539,611)	$(768,530)
Add back:
Equity method loss	(114)	(460)	(395)	(1,645)
Acquisition-related amortization(2a)	15,939	16,465	48,296	49,775
Restructuring and other costs(4)	269	947	(5,722)	74,229
Acquisition-related costs(5)	870	591	3,299	22,791
Litigation costs, net(6)	4,862	247	17,113	2,103
Stock-based compensation	32,218	18,566	86,122	44,905
Adjusted Operating Loss	$(102,644)	$(196,693)	$(390,898)	$(576,372)

Loss from continuing operations	$(234,713)	$(306,775)	$(739,958)	$(958,515)
Adjustments:
Depreciation and amortization of property and equipment(2b)	38,998	63,733	130,506	201,274
Amortization of capitalized implementation costs(2c)	8,718	9,146	25,506	28,110
Acquisition-related amortization(2a)	15,939	16,465	48,296	49,775
Restructuring and other costs(4)	269	947	(5,722)	74,229
Interest expense, net	65,461	64,376	193,834	157,749
Other, net(3)	5,993	18,431	(2,439)	72,015
Loss on extinguishment of debt	13,070	10,333	13,070	10,333
Acquisition-related costs(5)	870	591	3,299	22,791
Litigation costs, net(6)	4,862	247	17,113	2,103
Stock-based compensation	32,218	18,566	86,122	44,905
Benefit for income taxes	(6,613)	(19,874)	(4,513)	(51,757)
Adjusted EBITDA	$(54,928)	$(123,814)	$(234,886)	$(346,988)

The following tables set forth the reconciliation of Adjusted Operating Loss to operating loss in our statement of operations and Adjusted EBITDA to loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended September 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(39,078)	$(8,868)	$(54,698)	$(102,644)
Less:
Equity method loss	(114)	—	—	(114)
Acquisition-related amortization(2a)	—	—	15,939	15,939
Restructuring and other costs(4)	—	—	269	269
Acquisition-related costs(5)	—	—	870	870
Litigation costs, net(6)	—	—	4,862	4,862
Stock-based compensation		—	32,218	32,218
Operating loss	$(38,964)	$(8,868)	$(108,856)	$(156,688)

Adjusted EBITDA	$2,421	$(2,880)	$(54,469)	$(54,928)
Less:
Depreciation and amortization of property and equipment(2b)	33,866	4,903	229	38,998
Amortization of capitalized implementation costs(2c)	7,633	1,085	—	8,718
Acquisition-related amortization(2a)	—	—	15,939	15,939
Restructuring and other costs(4)	—	—	269	269
Acquisition-related costs(5)	—	—	870	870
Litigation costs, net(6)	—	—	4,862	4,862
Stock-based compensation	—	—	32,218	32,218
Equity method loss	(114)	—	—	(114)
Operating loss	$(38,964)	$(8,868)	$(108,856)	$(156,688)
Interest expense, net				(65,461)
Other, net(3)				(5,993)
Loss on extinguishment of debt				(13,070)
Equity method loss				(114)
Benefit for income taxes				6,613
Loss from continuing operations				$(234,713)

	Three Months Ended September 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(146,337)	$(12,609)	$(37,747)	$(196,693)
Less:
Equity method loss	(460)	—	—	(460)
Acquisition-related amortization(2a)	—	—	16,465	16,465
Restructuring and other costs(4)	—	—	947	947
Acquisition-related costs(5)	—	—	591	591
Litigation costs, net(6)	—	—	247	247
Stock-based compensation	—	—	18,566	18,566
Operating loss	$(145,877)	$(12,609)	$(74,563)	$(233,049)

Adjusted EBITDA	$(84,994)	$(2,222)	$(36,598)	$(123,814)
Less:
Depreciation and amortization of property and equipment(2b)	53,291	9,293	1,149	63,733
Amortization of capitalized implementation costs(2c)	8,052	1,094	—	9,146
Acquisition-related amortization(2a)	—	—	16,465	16,465
Restructuring and other costs(4)	—	—	947	947
Acquisition-related costs(5)	—	—	591	591
Litigation costs, net(6)	—	—	247	247
Stock-based compensation	—	—	18,566	18,566
Equity method loss	(460)	—	—	(460)
Operating loss	$(145,877)	$(12,609)	$(74,563)	$(233,049)
Interest expense, net				(64,376)
Other, net(3)				(18,431)
Loss on extinguishment of debt				(10,333)
Equity method loss				(460)
Benefit for income taxes				19,874
Loss from continuing operations				$(306,775)

	Nine Months Ended September 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(212,393)	$(30,976)	$(147,529)	$(390,898)
Less:
Equity method loss	(395)	—	—	(395)
Acquisition-related amortization(2a)	—	—	48,296	48,296
Restructuring and other costs(4)	—	—	(5,722)	(5,722)
Acquisition-related costs(5)	—	—	3,299	3,299
Litigation costs, net(6)	—	—	17,113	17,113
Stock-based compensation		—	86,122	86,122
Operating loss	$(211,998)	$(30,976)	$(296,637)	$(539,611)

Adjusted EBITDA	$(77,560)	$(10,571)	$(146,755)	$(234,886)
Less:
Depreciation and amortization of property and equipment(2b)	112,466	17,266	774	130,506
Amortization of capitalized implementation costs(2c)	22,367	3,139	—	25,506
Acquisition-related amortization(2a)	—	—	48,296	48,296
Restructuring and other costs(4)	—	—	(5,722)	(5,722)
Acquisition-related costs(5)	—	—	3,299	3,299
Litigation costs, net(6)	—	—	17,113	17,113
Stock-based compensation	—	—	86,122	86,122
Equity method loss	(395)	—	—	(395)
Operating loss	$(211,998)	$(30,976)	$(296,637)	$(539,611)
Interest expense, net				(193,834)
Other, net(3)				2,439
Loss on extinguishment of debt				(13,070)
Equity method loss				(395)
Benefit for income taxes				4,513
Loss from continuing operations				$(739,958)

	Nine Months Ended September 30, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(408,584)	$(48,475)	$(119,313)	$(576,372)
Less:
Equity method loss	(1,645)	—	—	(1,645)
Acquisition-related amortization(2a)	—	—	49,775	49,775
Restructuring and other costs(4)	—	—	74,229	74,229
Acquisition-related costs(5)	—	—	22,791	22,791
Litigation costs, net(6)	—	—	2,103	2,103
Stock-based compensation		—	44,905	44,905
Operating loss	$(406,939)	$(48,475)	$(313,116)	$(768,530)

Adjusted EBITDA	$(216,500)	$(15,128)	$(115,360)	$(346,988)
Less:
Depreciation and amortization of property and equipment(2b)	167,291	30,030	3,953	201,274
Amortization of capitalized implementation costs(2c)	24,793	3,317	—	28,110
Acquisition-related amortization(2a)	—	—	49,775	49,775
Restructuring and other costs(4)	—	—	74,229	74,229
Acquisition-related costs(5)	—	—	22,791	22,791
Litigation costs, net(6)	—	—	2,103	2,103
Stock-based compensation	—	—	44,905	44,905
Equity method loss	(1,645)	—	—	(1,645)
Operating loss	$(406,939)	$(48,475)	$(313,116)	$(768,530)
Interest expense, net				(157,749)
Other, net(3)				(72,015)
Loss on extinguishment of debt				(10,333)
Equity method loss				(1,645)
Benefit for income taxes				51,757
Loss from continuing operations				$(958,515)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash (used in) provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(408,152)	$(587,069)
Cash used in investing activities	(5,535)	(52,634)
Cash (used in) provided by financing activities	(37,013)	1,873,804

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(408,152)	$(587,069)
Additions to property and equipment	(30,409)	(48,259)
Free Cash Flow	$(438,561)	$(635,328)
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
(3) Other, net includes a $15 million gain on sale of equity securities during the first quarter of 2021, a $4 million and $2 million pension settlement charge recorded in the second and third quarters of 2021, respectively, debt modification costs for financing fees of $2 million recorded in the third quarter of 2021, a $46 million charge related to termination payments incurred in the first quarter of 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix") and a $14 million pension settlement charge recorded in the third quarter of 2020. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 9. Accumulated Other Comprehensive Loss for discussion of the pension settlement.
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
(5) Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix and other acquisition and disposition related activities.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$441,086	$278,365	$1,188,238	$1,020,386
Cost of revenue, excluding technology costs	171,429	115,426	498,011	458,068
Technology costs	269,111	276,362	782,991	883,837
Selling, general and administrative	157,234	119,626	446,847	447,011
Operating loss	(156,688)	(233,049)	(539,611)	(768,530)
Interest expense, net	(65,461)	(64,376)	(193,834)	(157,749)
Loss on extinguishment of debt	(13,070)	(10,333)	(13,070)	(10,333)
Equity method loss	(114)	(460)	(395)	(1,645)
Other, net	(5,993)	(18,431)	2,439	(72,015)
Loss from continuing operations before income taxes	(241,326)	(326,649)	(744,471)	(1,010,272)
Benefit for income taxes	(6,613)	(19,874)	(4,513)	(51,757)
Loss from continuing operations	$(234,713)	$(306,775)	$(739,958)	$(958,515)
Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$390,353	$237,018	$153,335	65%
Hospitality Solutions	55,179	44,924	10,255	23%
Total segment revenue	445,532	281,942	163,590	58%
Eliminations	(4,446)	(3,577)	(869)	(24)%
Total revenue	$441,086	$278,365	$162,721	58%
Travel Solutions—Revenue increased $153 million, or 65%, for the three months ended September 30, 2021 compared to the same period in the prior year, primarily due to:

•a $141 million, or 135%, increase in transaction-based distribution revenue primarily due to a 169% increase in Direct Billable Bookings to 54 million as a result of the continued recovery from the COVID-19 pandemic, partially offset by revenue recognized in the third quarter of 2020 of $18 million resulting from less cancellation activity on bookings scheduled to depart during the third quarter than was estimated. Additionally, our revenue in the current quarter was impacted by a certain OTA shifting a significant portion of its North America volumes to a competitor, as described above. This shift diluted our volume growth at a rate that is lower than our average rate due to the nature of these bookings as leisure; and

•a $12 million increase in IT solutions revenue consisting of a $22 million, or 61% increase in reservation revenue primarily due to a 103% increase in Passengers Boarded to 116 million as a result of the continued recovery from the COVID-19 pandemic, partially offset by a dilution in rate due to revenue that does not fluctuate with our volumes. This increase was partially offset by a decrease in commercial and operations revenue of $9 million primarily due to license fee revenue from new implementations recognized upon delivery to customers in the prior year and certain product divestitures. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Hospitality Solutions—Revenue increased $10 million, or 23%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily driven by an increase in SynXis Software and Services revenue due to an increase in transaction volumes of 39% to 27 million, as a result of the continued recovery trends from the COVID-19 pandemic and an increase of $3 million in DX revenue. This increase was partially offset by dilution in rate from the prior year due to revenue that does not fluctuate with volumes.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$136,676	$87,114	$49,562	57%
Hospitality Solutions	26,125	20,417	5,708	28%
Eliminations	(4,446)	(3,578)	(868)	(24)%
Total segment cost of revenue, excluding technology costs	158,355	103,953	54,402	52%
Corporate	2,884	2,209	675	31%
Depreciation and amortization	10,190	9,264	926	10%
Total cost of revenue, excluding technology costs	$171,429	$115,426	$56,003	49%

Travel Solutions—Cost of revenue, excluding technology costs, increased $50 million, or 57%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily the result of a $49 million increase in incentive consideration due to higher transaction volume given the continued recovery trends from the COVID-19 pandemic offset by a temporary reduction in rate due to certain travel agencies not meeting certain contractual volume commitments.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $6 million, or 28%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily driven by a $3 million increase in transaction-related costs and a $2 million increase in professional services costs related to our call center due to the increase in transaction volume as a result of the continued recovery trends from the COVID-19 pandemic.
Corporate—Cost of revenue, excluding technology costs, increased $1 million, or 31%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to a $1 million increase in labor costs resulting from an increase in stock-based compensation primarily associated with previously awarded performance-based units.
Depreciation and amortization—Depreciation and amortization increased $1 million, or 10%, for the three months ended September 30, 2021 compared to the same period in the prior year due to assets placed in service.

Technology Costs

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$221,630	$232,666	$(11,036)	(5)%
Hospitality Solutions	26,725	25,332	1,393	5%
Corporate	20,756	18,364	2,392	13%
Total technology costs	$269,111	$276,362	$(7,251)	(3)%

Travel Solutions—Technology costs decreased $11 million, or 5%, for the three months ended September 30, 2021 compared to the same period in the prior year. The decrease was driven by a decrease in depreciation and amortization of $23 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software and a decrease in labor and professional services costs of $6 million resulting from cost reduction measures and attrition. This decrease was partially offset by an increase in technology hosting costs of $16 million associated with higher transaction volumes. We expect depreciation and amortization expense to be significantly lower in 2021 than in the prior year due to the lower capitalization rate on technology spend.

Hospitality Solutions—Technology costs increased $1 million, or 5%, for the three months ended September 30, 2021 compared to the same period in the prior year. This increase was due to an increase of $4 million in labor and professional services costs to support our technology operations and a $2 million increase as the result of higher transaction volumes. This increase was partially offset by a $4 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software.

Corporate—Technology costs increased $2 million, or 13%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to an increase in labor and professional services costs of $4 million resulting from an increase in stock-based compensation primarily associated with previously awarded performance-based units. This increase was partially offset by a $1 million decrease in severance costs associated with the reduction of our workforce in 2020. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$62,804	$55,870	$6,934	12%
Hospitality Solutions	10,081	10,501	(420)	(4)%
Corporate	84,349	53,255	31,094	58%
Total selling, general and administrative expenses	$157,234	$119,626	$37,608	31%

Travel Solutions—Selling, general and administrative expenses increased $7 million, or 12%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase is driven by an increase in professional services costs of $11 million primarily resulting from the reversal of certain third-party commissions in the prior year which did not reoccur in the current year, and increases in professional services for risk and security and consulting related to our business strategy to support the long-term growth of the business. This increase was partially offset by a $6 million decline in the provision for expected credit losses primarily related to an overall improvement in our expected credit losses in the current year as a result of the continued recovery from the COVID-19 pandemic.

Hospitality Solutions—Selling, general and administrative expenses remained flat for the three months ended September 30, 2021 compared to the same period in the prior year. The decrease in the provision for expected credit losses, which is related to an overall improvement in our expected credit losses in the current year as a result of the continued recovery from the COVID-19 pandemic, was offset by a slight increase in labor and professional services costs.

Corporate—Selling, general and administrative expenses increased $31 million, or 58%, due to a $21 million increase in labor costs resulting from a $10 million increase in stock-based compensation primarily associated with previously awarded performance based units and an $11 million increase due to continued investments in business systems and other labor related expenses. Additionally, legal and professional services costs increased by $9 million, primarily due to ongoing litigation.

Interest expense, net

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$65,461	$64,376	$1,085	2%
Interest expense increased $1 million, or 2% during the three months ended September 30, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020.

Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $13 million in 2021 as a result of the refinancing that occurred in the current quarter (the "2021 Refinancing") and a loss on extinguishment of debt of $10 million in 2020 as a result of the refinancing that occurred in the third quarter of 2020 (the "2020 Refinancing"). See Note 6. Debt for additional details.

Other, net

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$5,993	$18,431	$(12,438)	(67)%
Other, net decreased $12 million, or 67% for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to realized and unrealized foreign currency exchange gains in the current period as well as a reduction in pension related expense of $12 million.
Benefit for income taxes

	Three Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Benefit for income taxes	$(6,613)	$(19,874)	$13,261	(67)%
For the three months ended September 30, 2021, we recognized $7 million income tax benefit, representing an effective tax rate of 2.7%, compared to an income tax benefit of $20 million, representing an effective tax rate of 6.1% for the three months ended September 30, 2020. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$1,052,613	$900,868	$151,745	17%
Hospitality Solutions	148,145	133,163	14,982	11%
Total segment revenue	1,200,758	1,034,031	166,727	16%
Eliminations	(12,520)	(13,645)	1,125	8%
Total revenue	$1,188,238	$1,020,386	$167,852	16%
Travel Solutions—Revenue increased $152 million, or 17%, for the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to:

•a $164 million, or 36%, increase in transaction-based distribution revenue, which consists of a $243 million decrease in transaction based revenue during the first quarter of 2021, a $266 million increase during the second quarter of 2021 and a $141 million increase in the third quarter of 2021. These quarterly changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020, which included significant cancellations beyond original estimates of approximately $100 million in the second quarter of 2020. Additionally, during the third quarter of 2020 we recognized $18 million resulting from less cancellation activity on bookings scheduled to depart during the third quarter than was estimated. We are currently experiencing a continued recovery in volumes, offset by an unfavorable rate mix due to higher domestic leisure bookings, resulting in the overall increase in revenue for the nine months ended September 30, 2021 compared to the prior period. Direct Billable Bookings increased 52% to 149 million due to these factors; and

•a $13 million decrease in IT solutions revenue consisting of a $76 million decrease during the first quarter of 2021, a $51 million increase during the second quarter of 2021 and a $12 million increase in the third quarter of 2021. These quarterly changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020. Commercial and operations revenue decreased $28 million primarily due to the continued impact of the COVID-19 pandemic on our customer base and certain product divestitures, offset by license fee revenue from new implementations recognized upon delivery to the customer. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized. In addition, we are currently experiencing a continued recovery in Passengers Boarded volumes, offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes, resulting in an overall increase in reservation revenue of $16 million for the nine months ended September 30, 2021 compared to the prior period. Passengers Boarded increased 21% to 294 million due to these factors.

Hospitality Solutions—Revenue increased $15 million, or 11%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily driven by an increase in SynXis Software and Services revenue due to an increase in transaction volumes of 33% to 68 million, as a result of the continued recovery from the COVID-19 pandemic, and an increase of $2 million in DX revenue. This increase is partially offset by dilution in rate from the prior year due to revenue that does not fluctuate with volumes and a change in transaction mix versus 2021.

Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$403,933	$344,330	$59,603	17%
Hospitality Solutions	70,762	71,573	(811)	(1)%
Eliminations	(12,518)	(13,645)	1,127	8%
Total segment cost of revenue, excluding technology costs	462,177	402,258	59,919	15%
Corporate	5,646	27,964	(22,318)	(80)%
Depreciation and amortization	30,188	27,846	2,342	8%
Total cost of revenue, excluding technology costs	$498,011	$458,068	$39,943	9%

Travel Solutions—Cost of revenue, excluding technology costs, increased $60 million, or 17%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily the result of a $64 million increase in incentive consideration due to higher overall transaction volume consisting of a $115 million decline in the first quarter of 2021, a $130 million increase in the second quarter of 2021, and a $49 million increase in the third quarter of 2021, compared to the same periods in the prior year. This increase is offset primarily by a $2 million decline in labor and professional services costs resulting from the reduction in workforce from our cost reduction measures implemented in the prior year. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Hospitality Solutions—Cost of revenue, excluding technology costs, decreased $1 million, or 1%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by a $6 million reduction in transaction-related costs due to the change in mix of bookings offset by an increase in transaction volumes as a result of the continued recovery from the COVID-19 pandemic. This decrease is offset by a $5 million increase in labor and professional services costs resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020 and an increase in professional services costs related to our call center to support the increase in transaction volumes in the current year.

Corporate—Cost of revenue, excluding technology costs, decreased $22 million, or 80%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease was due to a decline in severance costs of $23 million associated with the reduction of our workforce in 2020. The decrease was partially offset by a slight increase in labor costs resulting from an increase in stock-based compensation primarily associated with previously awarded performance-based units. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Depreciation and amortization—Depreciation and amortization increased $2 million, or 8%, for the nine months ended September 30, 2021 compared to the same period in the prior year due to assets placed in service.
Technology Costs

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$653,147	$724,609	$(71,462)	(10)%
Hospitality Solutions	71,324	74,954	(3,630)	(5)%
Corporate	58,520	84,274	(25,754)	(31)%
Total technology costs	$782,991	$883,837	$(100,846)	(11)%

Travel Solutions—Technology costs decreased $71 million, or 10%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease was primarily driven by a decrease in depreciation and amortization of $67 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software, and a decrease in labor and professional services costs of $24 million resulting from the reduction in workforce from our cost reduction measures implemented in the prior year and attrition and cost reduction measures in the current year. This decrease was partially offset by an increase in technology hosting costs of $10 million associated with higher transaction volumes and an increase in labor costs of $9 million resulting from continued decline in the capitalization mix of our technology spend as we implement open-source and cloud-based solutions. We expect depreciation and amortization expense to be significantly lower in 2021 than in the prior year due to the lower capitalization rate on technology spend.

Hospitality Solutions—Technology costs decreased $4 million, or 5%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease was primarily due to a $14 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase in labor and professional services costs of $6 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020 and to support our technology operations in the current year. The continued decline in the capitalization mix of our technology spend as we implement open-source and cloud-based solutions also resulted in an increase in labor costs of $2 million. Additionally, technology hosting costs increased by $2 million resulting from higher transaction volumes.

Corporate—Technology costs decreased $26 million, or 31%, for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a decline in severance costs of $34 million associated with the reduction of our workforce in 2020, partially offset by an increase in labor costs of $10 million resulting from an increase in stock-based compensation primarily associated with previously awarded performance-based units. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$183,165	$217,103	$(33,938)	(16)%
Hospitality Solutions	33,830	31,498	2,332	7%
Corporate	229,852	198,410	31,442	16%
Total selling, general and administrative expenses	$446,847	$447,011	$(164)	—%

Travel Solutions—Selling, general and administrative expenses decreased $34 million, or 16%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The decrease is driven by a $58 million decline in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic. This decrease was partially offset by an increase in labor and professional services costs of $24 million primarily resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, the reversal of certain third-party commissions in the prior year which did not reoccur in the current year, and increases in professional services for risk and security and consulting related to our business strategy to support the long-term growth of the business.
Hospitality Solutions—Selling, general and administrative expenses increased $2 million, or 7%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase is primarily driven by higher depreciation and amortization.

Corporate—Selling, general and administrative expenses increased $31 million, or 16%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase is driven by an increase in labor costs of $23 million as a result of a $28 million increase in stock-based compensation primarily associated with previously awarded performance-based units, an $11 million increase due to continued investments in business systems in the current year and other labor related expenses, and a $5 million increase resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, partially offset by a $21 million decrease in severance costs associated with the reduction of our workforce in 2020. Additionally, legal and professional fees increased $6 million due to a $26 million increase in costs primarily associated with ongoing legal matters in the current year, partially offset by a $20 million decrease in acquisition-related costs primarily associated with the now terminated Farelogix acquisition. See Note 3. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.

Interest, net

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$193,834	$157,749	$36,085	23%
Interest expense increased $36 million, or 23% during the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. We expect interest expense will be significantly higher in 2021 as compared to the prior year due to these changes to our capital structure, implemented during 2020.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $13 million in 2021 as a result of the 2021 Refinancing and a loss on extinguishment of debt of $10 million in 2020 as a result of the 2020 Refinancing.
Other expense, net

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$(2,439)	$72,015	$(74,454)	**
** Not meaningful
Other, net decreased $74 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a $46 million charge related to the termination payments in connection with the now-terminated acquisition of Farelogix recorded in the first quarter of 2020, a $15 million gain on sale in investment recorded in the first quarter of 2021, a reduction of pension related expense of $9 million compared to the same period in 2020, as well as realized and unrealized foreign currency exchange gains during the nine months ended September 30, 2021.
Benefit for income taxes

	Nine Months Ended September 30,
	2021	2020	Change

	(Amounts in thousands)
Benefit for income taxes	$(4,513)	$(51,757)	$47,244	(91)%

For the nine months ended September 30, 2021, we recognized $5 million income tax benefit, representing an effective tax rate of less than 1%, compared to an income tax benefit of $52 million, representing an effective tax rate of 5.1% for the nine months ended September 30, 2021. The decrease in the effective tax rate for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to a higher percent of valuation allowance generated in the current period on earnings related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2021 and December 31, 2020, our cash and cash equivalents, Revolver, bilateral letter of credit facility and outstanding letters of credit were as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,023,769	$1,499,665

Available balance under the Revolver	—	15,326
Reductions to the Revolver:
Revolver outstanding balance	—	375,000
Outstanding letters of credit	—	9,674

Available under the bilateral letter of credit facility	9,583	—
Outstanding letters of credit under the bilateral letter of credit facility	10,417	—
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2021 and December 31, 2020. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2021. We had no restricted cash as of December 31, 2020.
As of December 31, 2020, we have significant U.S. federal NOLs and U.S. federal tax credits. Because of the continued adverse impact of the COVID-19 pandemic on our business, we expect to have significant NOLs related to the current year, and we do not expect to be a U.S. federal cash tax payer for 2021.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. We believe that approximately two-thirds of our cost structure is adjustable in the near-term, comprised largely of incentive expenses that decline proportionally with bookings and including other variable expenses that are subject to cost savings measures. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. In addition, in the third quarter of 2021, we refinanced and extended the maturity on a portion of our debt, and established the $300 million at-the-market equity distribution program (the "ATM Program"). We believe these actions will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. On July 12, 2021 we refinanced the Revolver and terminated the commitments thereunder. See “— Senior Secured Credit Facilities below. We had outstanding letters of credit totaling $10 million as of September 30, 2021, which were secured by a $20 million cash collateral deposit account. We had $375 million outstanding under the Revolver on December 31, 2020, and had outstanding letters of credit totaling $10 million as of December 31, 2020, which reduced our overall credit capacity under the Revolver.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including the impacts of COVID-19. See “Risk Factors—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies." and "—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
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
Recent Events Impacting Our Liquidity and Capital Resources
Interest Payments
As a result of the 9.250% senior secured notes due 2025 and the 4.000% Exchangeable Notes entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020, interest payments increased $79 million during the nine months ended September 30, 2021, compared to the same period in the prior year and will continue to remain a significant use of cash during 2021.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock will be payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million and $16 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively. On October 19, 2021, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on December 1, 2021 to holders of record of the Preferred Stock on November 15, 2021.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
At-the-Market (ATM) Program
On August 19, 2021, we established the $300 million ATM Program by entering into a sales agreement (the “Sales Agreement”) with BofA Securities, Inc., Citigroup Global Markets Inc., and Mizuho Securities USA LLC, each acting as a sales agent for Sabre (each, a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which we may issue and sell, from time to time, shares of our common stock, par value $0.01 per share, in “at-the-market” offerings having an aggregate gross sales price of up to $300 million. We are not obligated to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. Sales of the shares, if any, may be made by means that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including block trades and sales made in ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Under the terms of the Sales Agreement, we may also sell shares to any Sales Agent as principal for our own account. If we sell shares to any Sales Agent as principal, we will enter into a separate terms agreement setting forth the terms of such transaction with the applicable Sales Agent. As of September 30, 2021, we have not sold any shares pursuant to the ATM Program.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2021.

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
On July 12, 2021, we completed the 2021 Refinancing, which included entering into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder. We incurred no additional indebtedness as a result of the 2021 Refinancing above the refinanced amount, other than amounts covering certain interest, fees and expenses. Among other things, the 2021 Refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. The 2021 Refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans and the outstanding $400 million revolver balance, and to terminate the revolving commitments thereunder. The remaining proceeds, net of a $3 million discount, were used to pay a $6 million redemption premium and $6 million in other fees associated with the refinancing. We recognized a loss on extinguishment of debt in connection with these transactions during the three months ended September 30, 2021 of $13 million and debt modification costs for financing fees of $2 million recorded to Other, net. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium or to prepay at a 101 premium before that date. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million bilateral letter of credit facility, which is secured by a cash collateral deposit account and included as Restricted cash on our consolidated balance sheets as of September 30, 2021.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of September 30, 2021, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
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
Cash Flows

	Nine Months Ended September 30,
	2021	2020

	(Amounts in thousands)
Cash used in operating activities	$(408,152)	$(587,069)
Cash used in investing activities	(5,535)	(52,634)
Cash (used in) provided by financing activities	(37,013)	1,873,804
Cash used in discontinued operations	(2,376)	(3,739)
Effect of exchange rate changes on cash and cash equivalents	(1,781)	1,814
(Decrease) increase in cash, cash equivalents and restricted cash	$(454,857)	$1,232,176
Operating Activities
Cash used in operating activities totaled $408 million for the nine months ended September 30, 2021. The $179 million increase in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations, acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix, a reduction in severance payments of $21 million related to restructuring activities initiated in 2020 and a $23 million reduction in upfront incentive consideration payments. This increase in operating cash flow was partially offset by additional interest payments of $79 million resulting from debt refinancing activities during 2020.
Investing Activities
For the nine months ended September 30, 2021, we received proceeds of $25 million from the sale of certain investments and assets, offset by $30 million of cash used on capital expenditures primarily related to software developed for internal use.
For the nine months ended September 30, 2020, we used cash of $48 million on capital expenditures, including $32 million related to software developed for internal use.
Financing Activities
For the nine months ended September 30, 2021, financing activities used $37 million. Significant highlights of our financing activities include:
•proceeds of $403 million and $642 million from the issuance of New Term B-1 Facility and New Term B-2 Facility, respectively;
•proceeds of $25 million from the Revolver;
•net payments of $22 million from the settlement of employee stock-option awards;
•payment of $16 million in dividends on our preferred stock;
•payment of $12 million in debt prepayment fees and issuance costs;
•payments of $400 million for the Revolver; and
•payment of $654 million on Term Loan B and Other Term Loan B;

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
•payment of $54 million on debt issuance costs;
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
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during the nine months ended September 30, 2021 and year ended December 31, 2020.
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
The spread of COVID-19 and the developments surrounding the global pandemic have had and are continuing to have significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world have implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers and the renegotiation of the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the year ended December 31, 2020 and the first nine months of 2021 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2020 or in the first nine months of 2021; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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

In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we have made and may in the future be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which could affect our financial performance and liquidity.
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards and trends and customer requirements. As another example, migration of our enterprise applications and platforms to other hosting environments has caused us and will continue to cause us to incur substantial costs, and has resulted in and could in the future result in instability and business interruptions, which could materially harm our business.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission, went into effect on May 25, 2018, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data breaches under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security incidents expose us to liability and could damage our reputation and our business.
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
Additionally and by way of example, on June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to a U.S. Department of Justice ("DOJ") antitrust investigation from 2011 relating to the pricing and conduct of the airline distribution industry. We, like other companies in the travel industry, received a civil investigation demand ("CID") from the DOJ and we are fully cooperating. Based on its findings in the investigation, the DOJ may (i) close the file, (ii) seek a consent decree to remedy issues it believes violate the antitrust laws, or (iii) file suit against us for violating the antitrust laws, seeking injunctive relief.

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
We have also divested, and may in the future divest, businesses or business operations. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, failure to obtain necessary regulatory approvals, implementation of transition services related to such divestiture, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.
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
The U.K. has exited from the E.U. (“Brexit”). Brexit and related processes have created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U. could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, including our ability to obtain Value Added Tax ("VAT") refunds on transactions between the U.K. and the E.U., and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.
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
We have a significant amount of indebtedness. As of September 30, 2021, we had $4.8 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of September 30, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR"). It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our Amended and Restated Credit Agreement, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, our interest rate swap agreements designated in a hedging relationship utilize one-month LIBOR and have maturities that extend through 2021. See Note 7. Derivatives, to our consolidated financial statements.
The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market in future offerings, including pursuant to the ATM Program we established on August 19, 2021, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. To the extent that any of us, our executive officers or directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.

Our consolidated balance sheet at September 30, 2021 contained goodwill and intangible assets, net totaling $3.1 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2021 and, accordingly, have not provided deferred taxes on any outside basis differences.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2021. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2021.

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
10.104
Amendment No. 4 to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.105
Fourth Revolving Facility Refinancing Amendment to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as the 2020 Other Term B-1 Lender (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.106
Seventh Term B Loan Refinancing Amendment to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as the 2021 Other Term B-2 Lender (incorporated by reference to Exhibit 10.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.107
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

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

SABRE CORPORATION
(Registrant)
Date:	November 2, 2021	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)