Form 10-K
period 2021-12-31
Sabre Corp
filed 2022-02-18
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2021, was $4,007,458,104. As of February 14, 2022, there were 323,520,469 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders to be held on April 27, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "believes," "will," "intends," "outlook," "provisional," “may,” “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans,” “could,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “momentum,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
COVID-19 Pandemic
The outbreak of the coronavirus (“COVID-19”) has caused, and continues to cause, a severe global health crisis resulting in societal disruptions leading to economic downturn and uncertainties. The travel industry continues to be adversely affected by the global health crisis due to the outbreak of COVID-19, including variants, as well as by government directives that have been enacted to slow the spread of the virus. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, the pandemic continued to have a material impact to our consolidated financial results for the year ended December 31, 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, we have seen gradual improvement in our key volume metrics during 2021 as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed. With the continued increase in volumes, our incentive consideration costs also increased significantly compared to the prior year.
The reduction in revenues as a result of COVID-19 has significantly and adversely affected our liquidity. During 2020, we responded with measures such as suspending common stock dividends and share repurchases, borrowing under our existing revolving credit facility, and completing debt and equity offerings. Additionally, given the market conditions as the result of

COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. In 2021, we refinanced and extended the maturity on a portion of our debt. We believe the ongoing effects of COVID-19, including variants, on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements for at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the impact of COVID-19, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary or appropriate.

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
Travel Solutions
Our Travel Solutions business provides global travel solutions for travel suppliers and travel buyers through a business-to-business travel marketplace consisting of our global distribution system (“GDS”) and a broad set of solutions that integrate with our GDS to add value for travel suppliers and travel buyers. Our GDS facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”), and corporate travel departments.
Additionally, our Travel Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-driven intelligence solutions. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing, distribution and fulfillment, and drive operational effectiveness through holistic planning and management of airline, airport and customer operations. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms. On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. See Note 3. Acquisitions and Dispositions, to our consolidated financial statements for further information.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery models, to hoteliers around the world. Our SaaS solutions empower hotels and hotel chains to manage pricing, reservations, and retail offerings across thousands of distribution channels while improving guest experience throughout the traveler journey. We serve over 42,000 properties in 177 countries.
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
Technology and Operations
Our technology strategy is focused on achieving company-wide operational stability, reliability, security and performance at an efficient overall cost while continuing to innovate and create incremental value for our customers. Significant investment has gone into building a centralized Platform as a Service ("PaaS") architecture with an emphasis on standardization, simplicity, efficiency, security, and scalability. We invest heavily in software development, delivery, and operational support capabilities and seek to provide best in class products for our customers. We operate standardized infrastructure in our data center environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and enable our shift to service enabled and cloud-based solutions. For this reason, we have included Technology costs as a separate category of cost within our consolidated financial statements and notes contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our architecture has evolved from a mainframe centric transaction processing environment to a secure cloud-based processing platform that is one of the world’s most heavily used and resilient service-oriented architecture (“SOA”) environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline operations and decision support systems; an array of customized applications available through our Sabre Red 360 application; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our standardized SOA based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.
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
Sources of Revenue
Transactions—Our Travel Solutions business generates distribution revenue for bookings made through our GDS (e.g., air, car and hotel bookings) and through our partners and generally we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves a travel supplier’s product using our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.
SaaS and Hosted—We generate Travel Solutions' IT Solutions revenue and Hospitality Solutions revenue through upfront solution implementation fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We maintain our SaaS and hosted software and manage the related infrastructure with the assistance of third-party providers. We collect the implementation fees and recurring usage-based fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
Software Licensing—We generate Travel Solutions' IT Solutions revenue from fees for the on-site installation and use of our software products. Many contracts under this model generate additional revenue for the maintenance of the software product.

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
We are subject to the application of data protection and privacy regulations in many of the U.S. states and countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU. See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches. "
We are also subject to prohibitions administered by the Office of Foreign Assets Control (the “OFAC rules”), which prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country.
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications and e-commerce. These regulations may vary among jurisdictions.
See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Seasonality
The travel industry is seasonal in nature. Travel bookings and the revenue we derive from those bookings, are typically seasonally strong in the first and third quarters, but decline significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking, and because customers generally book their November and December holiday leisure-related travel earlier in the year and business-related travel declines during the holiday season, revenue resulting from bookings is typically lower in the fourth quarter.

Human Capital
We maintain our SabreNext Strategic Framework that defines areas of focus for our culture and highlights how we enable our people to execute the plans and priorities for our technology, product, financial and customer strategies.
Our People—The ongoing impact of the COVID-19 pandemic on our business and operations has continued to result in significant variances in our human capital metrics for the year ended December 31, 2021 compared to prior years. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2021, we had 7,583 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	2,391	32%
APAC	1,997	26%
Europe	1,941	25%
All Other (1)	1,254	17%
Total	7,583	100%
(1) Includes Canada, Mexico, Latin America, Middle East, and Africa.
Talent Acquisition, Development and Retention—Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We seek to set compensation at competitive levels that help enable us to hire, incentivize, and retain high-caliber employees. We have launched our Lead the Way program to support the virtual environment and cultivate talent. This program includes a leadership speaker series, leadership skills series and on-demand resources for all leaders, with a particular focus on first-time or first-level managers. Our formal and informal reward, recognition and acknowledgement programs encourage employees to recognize peers, teams and departments to honor their champions and help promote satisfaction and engagement. To assist in retaining key talent in the current highly volatile macro environment, we offer compensation programs to certain key employees, such as long-term performance-based cash incentive awards, performance-based restricted stock unit awards, time-based restricted stock unit awards, and other awards as appropriate. We monitor and evaluate various turnover and attrition metrics throughout our management teams.
Diversity and Inclusion—With 65 offices around the globe, we believe that diversity and inclusion are at the core of our success and that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. We have established an Inclusion and Diversity Council to help define a globally consistent approach to inclusion and diversity as a business imperative and an enabler of our SabreNext strategy.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. We have extended certain assistance programs to continue to support the well-being of our team members during the COVID-19 pandemic. Additionally, to help ensure the safety and wellness of our employees going forward, we have expanded our parental leave program, enhanced our personal time off benefits, and implemented a work-from-anywhere program that allows our employees additional flexibility in work arrangements and increased opportunities to work remotely.
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2021 and 2020 have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2021; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Furthermore, the ongoing effects of COVID-19 on our business have adversely affected and may continue to affect our ability to retain key employees and hire new employees. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.” Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
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
In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services and we have made and may in the future be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models and take other actions, which has affected and in the future could affect our financial performance and liquidity.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, went into effect on May 25, 2018, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data incidents under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security incidents expose us to liability and could damage our reputation and our business.
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
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers also shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
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
We are exposed to risks associated with payment card industry data (“PCI”) compliance.

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in November 2021. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
Additionally and by way of example, on June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines sought a temporary and is seeking a permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The Court also denied American Airlines’ subsequent motion seeking reconsideration of the Court’s denial of the temporary injunction. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have also divested, and may in the future divest, businesses or business operations. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, failure to obtain necessary regulatory approvals, implementation of transition services related to such divestitures, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.
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
Risks Related to Technology and Intellectual Property
We rely on the availability and performance of information technology services provided by third parties, including DXC and other network, cloud and SaaS providers.
Our businesses are dependent on IT infrastructure and applications operated for us by DXC and other network, cloud and SaaS providers. The commercial services we offer to our customers generally run on infrastructure provided by third parties such as DXC and cloud providers, and DXC provides significant operational support for our mainframe platforms. We also use multiple third-party SaaS platforms to operate our services, run our business, and support our customers, including IT service management (ITSM), enterprise resource planning (ERP), customer relationship management (CRM) and human resource information systems (HRIS).
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
Our systems are also susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems have in the past been and at any time, including in the future, could be damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services or our systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. For example, in April 2021 our subsidiary Radixx announced an event impacting its Radixx reservation system. See “—Security incidents expose us to liability and could damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive information has in the past been, and could at any time, including in the future be, compromised as a result. The costs of investigation of such incidents, as well as remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. See Note 17. Commitments and Contingencies, to our consolidated financial statements for additional information. In addition, in April 2021, our subsidiary, Radixx, announced that it had experienced an event that impacted its Radixx Res™ reservation system. An investigation indicated that malware on the Radixx Res™ reservation system caused the activity. Based on the investigation, Sabre’s systems, including GDS, Airline IT, SabreSonic passenger service system and Hospitality Solutions systems, were not impacted, and the investigation indicated that the Radixx database containing customer information was not compromised in this event. The costs related to these incidents, including any additional associated penalties assessed by any other governmental authority or payment card brand or indemnification or other contractual obligations to our customers, as well as any other impacts or remediation related to them, may be material.
Any computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents, such as the items described above, or other security incident or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.
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
The COVID-19 outbreak has significantly and negatively impacted the global economy, including increased unemployment, inflation and supply constraints, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. Furthermore, recent changes in the U.S. political environment have resulted in additional uncertainties with respect to travel restrictions, and the regulatory, tax and economic environment in the United States, which could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length, or recurrence of these impacts to the global economy, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
We derive the remainder of our revenues from Latin America, the Middle East and Africa and APAC. Any unfavorable economic, political, or regulatory developments in these regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, markets that have traditionally had a high level of exports to China, or that have commodities-based economies, have continued to experience slowing or deteriorating economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
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
We have a significant amount of indebtedness. As of December 31, 2021, we had $4.8 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of December 31, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.8 billion, Term Loan B-1 for $401 million and Term Loan B-2 for $635 million. In July 2017, the Financial Conduct Authority announced its intention to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" for the estimated impacts of this change. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to the Secured Overnight Financing Rate ("SOFR") or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements.
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

Our consolidated balance sheet at December 31, 2021 contained goodwill and intangible assets, net totaling $3 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2021, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.

With respect to our AirCentre portfolio of products, we have set up deferred taxes, where applicable, for the outside basis of the capital investment of subsidiaries to be sold.
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy, and VAT, consistent with applicable accounting principles and considering all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations, and ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified, or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. Several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain "digital economy" sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as "digital services taxes" ("DSTs"). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $84 million as of December 31, 2021. With approximately 4,000 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
Americas: As of December 31, 2021, our corporate and business unit headquarters and domestic operations are located in Southlake, Texas, which we sold and leased back in the fourth quarter of 2020. There are five additional offices across North America and four offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these offices are leased.
EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in London, United Kingdom. There are 16 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
APAC: We maintain our Asia-Pacific ("APAC") regional operations headquarters in Singapore. There are 17 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the offices are leased.
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
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 18, 2022, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	53	Chief Executive Officer and Director, Sabre
Kurt Ekert	51	President, Sabre
Douglas Barnett	62	Executive Vice President and Chief Financial Officer, Sabre
Scott Wilson	54	Executive Vice President, Sabre and President, Hospitality Solutions
Wade Jones	55	Executive Vice President and Chief Product Officer
Roshan Mendis	49	Executive Vice President and Chief Commercial Officer
David Moore	59	Executive Vice President and Chief Technology Officer
Cem Tanyel	53	Executive Vice President and Chief Services Officer
Shawn Williams	49	Executive Vice President and Chief People Officer

Sean Menke has served as CEO of Sabre since December 2016 and served as its president from December 2016 through January 2, 2022. Prior to that, he served as Sabre’s executive vice president and president of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as executive vice president and chief operating officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was executive vice president of resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as president and chief executive officer of Pinnacle Airlines, and from 2007 to 2010 as president and chief executive officer of Frontier Airlines. Frontier Airlines and Pinnacle Airlines filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 2008 and 2012, respectively. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University. He serves as a director of Waste Management, Inc., a provider of comprehensive waste management environmental services.

Kurt Ekert is president of Sabre. Prior to joining Sabre in January 2022, Mr. Ekert served as president and chief executive officer of Carlson Worldwide Travel (CWT), a global travel services company, from 2016 to 2021, followed by serving as senior advisor at Carlson Worldwide Travel in 2021. From 2010 to 2015, he served as executive vice president and chief commercial officer of Travelport Worldwide Ltd., a distribution services provider for the global travel industry, and from 2006 to 2010, he served as chief operating officer of Gulliver’s Travel Associates (GTA), a division of Travelport. From 2002 to 2006, he served in executive roles of increasing responsibility at Cendant (at then Cendant subsidiaries Travelport and Orbitz Worldwide). Prior to joining Cendant, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. He also served four years as an active duty officer in the US Army. Mr. Ekert received a MBA from the University of South Carolina and a BS in Economics from the Wharton School at the University of Pennsylvania. Mr. Ekert serves as a Vice Chairman of the Board of Passur Aerospace, Inc., and is a director of Smartours and ZYTLYN Technologies, and he previously was Chairman of the US Department of Commerce Travel & Tourism Advisory Board and a director of eNett, Carlson Travel Inc., the World Travel & Tourism Council, and the UNGA Global Partnership to End Violence Against Children.

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

Scott Wilson is executive vice president and president, Hospitality Solutions. Prior to joining Sabre in September 2020, Mr. Wilson served as Executive Vice President and Chief Commercial Officer of Great Wolf Resorts, the largest family of indoor water park resorts in North America, since 2017. While there, he was responsible for a number of areas of Great Wolf’s business, including sales, marketing, digital, revenue management, data and analytics, contact centers, and merchandising. From 2010 to 2017, Mr. Wilson served as Vice President, e-Commerce and Merchandising, at United Airlines, Inc. one of the largest global airlines. In addition to e-commerce and merchandising functions, he was also responsible for distribution and commercial analytics. From 2007 to 2010, Mr. Wilson was Vice President, Digital Marketing, at Marriott International, Inc. with responsibility for all performance and social media marketing across Marriott’s full portfolio of brands. Prior to that, he held digital, marketing, and strategy leadership roles at BCG, America Online, Netscape, and American Airlines. Mr. Wilson is a current board member of Alliant Credit Union. Mr. Wilson received a Master of Science in Industrial Engineering (MBA) from Carnegie Mellon University and his Bachelor of Arts degree from the University of California, Berkeley.

Wade Jones is executive vice president and chief product officer. Mr. Jones previously served as executive vice president of Sabre and president of Travel Network from 2017 to 2020. He joined Sabre in 2015 in the product, marketing and strategy role for Travel Solutions globally. From April of 2012 to September of 2014, he was senior vice president and general manager of Deem’s syndicated commerce business. From 2011 to 2012, Mr. Jones served as a founder and chief executive officer of Haystack Ventures, LLC, which filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in 2012. Prior to joining Sabre, Mr. Jones spent more than 10 years with Barclaycard, leading the company’s U.K partnership business that provides, co-branded credit card, and loyalty programs for other companies across the travel, retail, financial services, and other industries. He received his master’s degree in business administration from the Kellogg School of Management at Northwestern University and his undergraduate degree from Texas Christian University.

Roshan Mendis has served as executive vice president and chief commercial officer since 2020. Mr. Mendis previously served as chief commercial officer for the Travel Network business from 2018 to 2020, and prior to that served as senior vice president of international markets for Sabre from 2017 to 2018. From 2015 to 2017, Mr. Mendis served as senior vice president of Asia Pacific for Sabre. Mr. Mendis has also served as president of Travelocity and Zuji, consumer-facing brands that were part of the Sabre portfolio. He completed his undergraduate studies at Chaminade University of Honolulu and University of Cambridge (UK) and later earned his MBA at the Rice University. He serves as a director of Yatra Online, Inc., a provider of corporate travel services and an online travel company.

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

Shawn Williams is executive vice president and chief people officer. Prior to joining Sabre in 2020, Mr. Williams served as chief human resources officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as senior vice president and chief administrative officer of LeEco Holdings North America, a consumer electronics business. Prior to that, Mr. Williams served as senior vice president and chief administrative officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 14, 2022, there were 101 stockholders of record of our common stock. We have suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. The amount of future cash dividends on our common stock, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.” There were no shares repurchased during the year ended December 31, 2021. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
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

ITEM 6.        [Reserved]

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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to COVID-19, as well as by government directives that have been enacted to slow the spread of the virus. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, we have seen some gradual improvement in our key volume metrics during 2021 as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed. With the increase in volumes, our incentive consideration costs are also increasing significantly compared to the prior year.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of December 31, 2021 and 2020. Additionally, our provision for expected credit losses for the year ended December 31, 2021 decreased $74 million from the prior year, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the gradual global recovery from the COVID-19 pandemic. During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. See Note 8. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. We believe our cash position and the liquidity measures we have taken in 2021 and 2020 will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
During 2020, we took several actions with regard to our workforce and compensation programs as both temporary and permanent cost reduction efforts which are impacting our year-over-year results of operations, including: a temporary reduction in base compensation pay for our US-based salaried workforce; a temporary reduction in the cash retainer for members of our Board of Directors; a temporary furlough of approximately one-third of our workforce; the temporary suspension of our 401(k) match program for US-based employees; reductions in third-party contracting, vendor costs and other discretionary spending; an offering of voluntary unpaid time off, voluntary severance and a voluntary early retirement program; and a right-sizing of our global organization through a reduction in force.

On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. At closing, we will sell the AirCentre product portfolio, related technology and intellectual property for $392.5 million. Approximately 500 employees are also expected to have the opportunity to transition to the purchaser in connection with the sale. As of December 31, 2021, assets including goodwill of $225 million and liabilities of $37 million associated with the disposition are classified as held for sale on our consolidated balance sheet. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2022. In connection with the closing, we expect to enter into a transition services agreement with the purchaser, pursuant to which we will continue to provide certain services and conduct certain operations in connection with the transferred business while it transitions to the purchaser’s system, in return for compensation from the purchaser with respect to these costs. We cannot provide assurance that the sale will occur on these terms or at all.
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
Technology transformation and change in mix of technology spend

    We expect to further enable our technology transformation with incremental operational and capital expenditure investments in 2022 and continued investment over the next few years which will have a material impact on our financial results. We expect to continue to make significant investments in our re-platforming efforts to open source and cloud-based solutions, as previously disclosed, with the goal of modernizing our architecture, driving efficiency in development and ongoing technology costs, further enhancing the stability and security of our network, and complying with data privacy regulations, and in next-generation retailing capabilities, including NDC and personalized offers, LCCs and CRS revenue generation. In 2022, we expect total capital expenditures to range from $50 million to $90 million. Technology costs include the cost of our technology transformation and may be impacted by inflationary wage impacts in the future.
In addition, our selling, general and administrative costs are expected to remain elevated in the near term due to investments in our internal business systems and processes to allow us to better support our customers as modern retailing strategies advance and new commercial models emerge. Development costs incurred for internal systems are capitalized and included in the expected total capital expenditures above. We also expect elevated costs for risk and security in the near term to help enable us to mitigate cyber risks during the completion of our technology transformation efforts.
We expect to benefit from higher margins beginning in 2025 than would be realized had we not undertaken our technology transformation efforts as we believe the technology transformation will help enable us to avoid capital expenditures that would have otherwise been required and to yield lower cloud infrastructure costs. We believe that continued investment in our technology will help to provide us the necessary framework and infrastructure for a secure and stable architecture for our customers, grow our addressable market, provide new revenue opportunities, reduce costs and will help to improve sales of our software solutions. However, there are various risks associated with our technology transformation efforts, including not achieving the amount of anticipated cost savings, not completing the steps during their current projected time frame, or changing the approach leading to, among other things, additional changes in our mix of technology spend between operating expense and capitalization.
Geographic mix of travel bookings
The revenue recognized by our Travel Solutions business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. As a result of the COVID-19 pandemic, our mix of transactions has shifted such that domestic bookings exceed international bookings, negatively impacting our revenue. The increase in domestic bookings is also partly due to an increase in leisure bookings over business travel. As business travelers have moved to a remote working environment with travel restrictions, leisure travel has increased impacting the domestic and international mix further. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America, which has been accentuated by the impacts of COVID-19. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. As we continue to invest in our technology and expand the travel content and functionality available in our GDS, we anticipate that we will continue to grow global market share. Booking share in the near term, however, could be impacted by the regional mix of travel bookings during recovery from COVID-19. We invest for sustainable share growth, and in certain parts of Asia-Pacific and Latin America, our share may be impacted by travel agency commercial arrangements we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below:

	Year Ended December 31,
	2021	2020	2019

Direct Billable Bookings (1):
North America	68%	64%	55%
APAC	10%	10%	20%
EMEA	16%	17%	16%
Latin America	6%	9%	9%
Total	100%	100%	100%
________________________________________________________________________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Solutions to measure operating performance and includes bookings made through our GDS and through our joint venture partners in cases where we are paid directly by the travel supplier.
Recent insolvencies and the impact of COVID-19 on Travel Solutions customers
In 2020, several Travel Solutions customers filed for bankruptcy but continued to operate. In April 2019, a customer of Travel Solutions, Jet Airways suspended flight operations and is now insolvent which negatively impacted our year-over-year revenue growth in 2019 and 2020. Additionally, given the uncertainties surrounding the duration and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel and hotel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, our provision for expected credit losses increased in 2020 partially due to fully reserving for aged balances related to certain customers and bankruptcy-related reserves. In the future, we may incur additional credit losses if further bankruptcies occur or our customers lack the ability to pay for services performed. Additionally, bankruptcy proceedings may require the renegotiation of contractual terms that may not be favorable. Our revenue has and may continue to be impacted by contracting with our customers, including force majeure provisions and requests to renegotiate the terms of existing agreements prior to their expiration, including providing temporary concessions on contractual minimums. Future revenues may be negatively impacted by, among other things, reduced sales of our software solutions and reduced Passengers Boarded due to delayed or uncertain implementations and insolvencies of airline carriers. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
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
Consideration on a per booking basis declined in 2021 and 2020 as compared to the respective prior years, due to regional mix and increased leisure bookings over business travel. We remain focused on managing incentive consideration and expect growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be offset by growth in Travel Solutions revenue. This expectation is based in part on anticipated increases in international travel, which would favorably impact our revenue rates, along with our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Travel buyers can shift their bookings to or from our Travel Solutions business
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, certain travel agencies have adopted a dual GDS provider strategy and shifted a sizeable portion of their business from our GDS to a competitor GDS, while other agencies have shifted a sizable portion their business to our GDS. Additionally, the impact of COVID-19 on travel buyers has caused them, and may continue to cause them, to select the GDS with the most favorable terms or contractual commitment. Our distribution revenue in 2021 and in future periods has been, and is expected to be impacted by a certain OTA notifying us of their intent to shift a significant portion of its North America volumes to a competitor. We began to see the impacts of this shift in the third quarter of 2021 and expect a decline in our volumes partially offset by an increase in our rate going forward.

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
Continued focus by travel suppliers on cost cutting and distribution methods
Airline consolidations, pricing pressure during contract renegotiations and changes in how airlines choose to distribute their content may continue to subject our business to challenges. These changes may adversely affect our Travel Solutions contract renegotiations with suppliers that use alternative distribution channels.
These trends have impacted the revenue of Travel Solutions, which recognizes revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and alternative distribution has also presented opportunities for Travel Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
Components of Revenues and Expenses
Revenues
Travel Solutions generates revenues from distribution activities through Direct Billable Bookings processed on our GDS, adjusted for estimated cancellations of those bookings. Travel Solutions also generates revenues from IT solutions activities from its product offerings including reservation systems for full-service and low-cost carriers, commercial and operations products, professional services, agency solutions and booking data. Additionally, Travel Solutions generates revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized. Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience ("DX"). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.

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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2021	2020	2019	2021	2020
Travel Solutions
Direct Billable Bookings - Air	183,629	103,331	499,111	77.7%	(79.3)%
Direct Billable Bookings - LGS	23,384	21,353	67,197	9.5%	(68.2)%
Distribution Total Direct Billable Bookings	207,013	124,684	566,308	66.0%	(78.0)%
IT Solutions Passengers Boarded	423,838	322,714	741,107	31.3%	(56.5)%

Hospitality Solutions
Central Reservations System Transactions	91,802	67,046	108,482	36.9%	(38.2)%

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
We define Adjusted Net (Loss) Income as net (loss) income attributable to common stockholders adjusted for loss (income) from discontinued operations, net of tax, net income attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as (Loss) Income from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining (benefit) provision for income taxes. We have revised our calculation of Adjusted EBITDA to no longer exclude the amortization of upfront incentive consideration in all periods presented.
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

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Net (Loss) Income attributable to common stockholders to Adjusted Net (Loss) Income from continuing operations, Operating (Loss) Income to Adjusted Operating (Loss) Income, and (Loss) Income from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common stockholders	$(950,071)	$(1,289,998)	$158,592
Loss (income) from discontinued operations, net of tax	2,532	(2,788)	1,766
Net income attributable to non-controlling interests(1)	2,162	1,200	3,954
Preferred stock dividends	21,602	7,659	—
(Loss) Income from continuing operations	(923,775)	(1,283,927)	164,312
Adjustments:
Impairment and related charges(2)	—	8,684	—
Acquisition-related amortization(3a)	64,144	65,998	64,604
Restructuring and other costs(5)	(7,608)	85,797	—
Loss on extinguishment of debt	13,070	21,626	—
Other, net(4)	1,748	66,961	9,432
Acquisition-related costs(6)	6,744	16,787	41,037
Litigation costs, net(7)	22,262	(1,919)	(24,579)
Stock-based compensation	120,892	69,946	66,885
Tax impact of adjustments(8)	(6,867)	23,273	(42,476)
Adjusted Net (Loss) Income from continuing operations	$(709,390)	$(926,774)	$279,215
Adjusted Net (Loss) Income from continuing operations per share	$(2.21)	$(3.20)	$1.01
Diluted weighted-average common shares outstanding	320,922	289,855	276,217

Operating (loss) income	$(665,487)	$(988,039)	$363,417
Add back:
Equity method (loss) income	(264)	(2,528)	2,044
Impairment and related charges(2)	—	8,684	—
Acquisition-related amortization(3a)	64,144	65,998	64,604
Restructuring and other costs(5)	(7,608)	85,797	—
Acquisition-related costs(6)	6,744	16,787	41,037
Litigation costs, net(7)	22,262	(1,919)	(24,579)
Stock-based compensation	120,892	69,946	66,885
Adjusted Operating (Loss) Income	$(459,317)	$(745,274)	$513,408

(Loss) income from continuing operations	$(923,775)	$(1,283,927)	$164,312
Adjustments:
Depreciation and amortization of property and equipment(3b)	163,291	260,651	310,573
Amortization of capitalized implementation costs(3c)	34,750	37,094	39,444
Acquisition-related amortization(3a)	64,144	65,998	64,604
Impairment and related charges(2)	—	8,684	—
Restructuring and other costs(5)	(7,608)	85,797	—
Interest expense, net	257,818	225,785	156,391
Other, net(4)	1,748	66,961	9,432
Loss on extinguishment of debt	13,070	21,626	—
Acquisition-related costs(6)	6,744	16,787	41,037
Litigation costs, net(7)	22,262	(1,919)	(24,579)
Stock-based compensation	120,892	69,946	66,885
(Benefit) provision for income taxes	(14,612)	(21,012)	35,326
Adjusted EBITDA	$(261,276)	$(447,529)	$863,425
The following tables set forth the reconciliation of Adjusted Operating (Loss) Income to Operating (Loss) Income in our statement of operations and Adjusted EBITDA to (Loss) Income from Continuing Operations in our statement of operations by business segment (in thousands):

	Year Ended December 31, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(222,679)	$(39,806)	$(196,832)	$(459,317)
Less:
Equity method loss	(264)	—	—	(264)
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(5)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)

Adjusted EBITDA	$(52,006)	$(13,452)	$(195,818)	$(261,276)
Less:
Depreciation and amortization of property and equipment(3b)	140,231	22,046	1,014	163,291
Amortization of capitalized implementation costs(3c)	30,442	4,308	—	34,750
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(5)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Equity method loss	(264)	—	—	(264)
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)
Interest expense, net				(257,818)
Other, net(4)				(1,748)
Loss on extinguishment of debt				(13,070)
Equity method loss				(264)
Benefit for income taxes				14,612
Loss from continuing operations				$(923,775)

	Year Ended December 31, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(523,122)	$(63,915)	$(158,237)	$(745,274)
Less:
Equity method loss	(2,528)	—	—	(2,528)
Impairment and related charges(2)	—	—	8,684	8,684
Acquisition-related amortization(3a)	—	—	65,998	65,998
Restructuring and other costs(5)	—	—	85,797	85,797
Acquisition-related costs(6)	—	—	16,787	16,787
Litigation costs, net(7)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)

Adjusted EBITDA	$(272,582)	$(21,126)	$(153,821)	$(447,529)
Less:
Depreciation and amortization of property and equipment(3b)	217,808	38,427	4,416	260,651
Amortization of capitalized implementation costs(3c)	32,732	4,362	—	37,094
Acquisition-related amortization(3a)	—	—	65,998	65,998
Impairment and related charges(2)	—	—	8,684	8,684
Restructuring and other costs(5)	—	—	85,797	85,797
Acquisition-related costs(6)	—	—	16,787	16,787
Litigation costs, net(7)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Equity method loss	(2,528)	—	—	(2,528)
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)
Interest expense, net				(225,785)
Other, net(4)				(66,961)
Loss on extinguishment of debt				(21,626)
Equity method loss				(2,528)
Benefit for income taxes				21,012
Loss from continuing operations				$(1,283,927)

	Year Ended December 31, 2019
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$729,266	$(21,632)	$(194,226)	$513,408
Less:
Equity method income	2,044	—	—	2,044
Acquisition-related amortization(3a)	—	—	64,604	64,604
Acquisition-related costs(6)	—	—	41,037	41,037
Litigation costs, net(7)	—	—	(24,579)	(24,579)
Stock-based compensation	—	—	66,885	66,885
Operating income (loss)	$727,222	$(21,632)	$(342,173)	$363,417

Adjusted EBITDA	$1,021,363	$31,466	$(189,404)	$863,425
Less:
Depreciation and amortization of property and equipment(3b)	257,390	48,361	4,822	310,573
Amortization of capitalized implementation costs(3c)	34,707	4,737	—	39,444
Acquisition-related amortization(3a)	—	—	64,604	64,604
Acquisition-related costs(6)	—	—	41,037	41,037
Litigation costs, net(7)	—	—	(24,579)	(24,579)
Stock-based compensation	—	—	66,885	66,885
Equity method income	2,044	—	—	2,044
Operating income (loss)	$727,222	$(21,632)	$(342,173)	$363,417
Interest expense, net				(156,391)
Other, net(4)				(9,432)
Equity method income				2,044
Provision for income taxes				(35,326)
Income from continuing operations				$164,312

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash (used in) provided by operating activities	$(414,654)	$(770,245)	$581,260
Cash used in investing activities	(29,428)	(1,291)	(243,026)
Cash (used in) provided by financing activities	(50,558)	1,837,741	(409,721)

	Year Ended December 31,
	2021	2020	2019
Cash (used in) provided by operating activities	$(414,654)	$(770,245)	$581,260
Additions to property and equipment	(54,302)	(65,420)	(115,166)
Free Cash Flow	$(468,956)	$(835,665)	$466,094
________________________________
(1)Net income attributable to non-controlling interests represents an adjustment to include earnings allocated to non-controlling interests held in (i) Sabre Travel Network Middle East of 40% (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, and (iv) Sabre Bulgaria of 40%.
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
(4)Other, net includes a $15 million gain on sale of equity securities during the first quarter of 2021, an $8 million pension settlement charge recorded in 2021, debt modification costs for financing fees of $2 million recorded in the third quarter of 2021, a $46 million charge related to termination payments incurred in 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix") and an $18 million pension settlement charge recorded in 2020, partially offset by a $10 million gain on sale of our headquarters building in the fourth quarter of 2020. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions and Dispositions to our consolidated financial statements regarding the Farelogix termination and Note 16. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.
(5)Restructuring and other costs represents charges, and adjustments to those charges, associated with business restructuring and associated changes, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See Note 4. Restructuring Activities to our consolidated financial statements for further details.
(6)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix, as well as costs related to the acquisition of Radixx in 2019 and other acquisition and disposition related activities. See Note 3. Acquisitions and Dispositions to our consolidated financial statements.
(7)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2020, we reversed the previously accrued non-income tax expense of $4 million due to success in our claims. In 2019, we recorded the reversal of our previously accrued loss related to the US Airways legal matter for $32 million. See Note 17. Commitments and Contingencies to our consolidated financial statements.
(8)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, the impact of the adjustments on valuation allowance assessments, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,688,875	$1,334,100	$3,974,988
Cost of revenue, excluding technology costs	691,451	579,010	1,726,157
Technology costs	1,052,833	1,156,723	1,285,204
Selling, general and administrative	610,078	586,406	600,210
Operating (loss) income	(665,487)	(988,039)	363,417
Interest expense, net	(257,818)	(225,785)	(156,391)
Loss on debt extinguishment	(13,070)	(21,626)	—
Equity method (loss) income	(264)	(2,528)	2,044
Other expense, net	(1,748)	(66,961)	(9,432)
(Loss) income from continuing operations before income taxes	(938,387)	(1,304,939)	199,638
(Benefit) provision for income taxes	(14,612)	(21,012)	35,326
(Loss) Income from continuing operations	$(923,775)	$(1,283,927)	$164,312
Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$1,503,539	$1,176,694	$326,845	28%
Hospitality Solutions	202,628	174,628	28,000	16%
Total segment revenue	1,706,167	1,351,322	354,845	26%
Eliminations	(17,292)	(17,222)	(70)	—%
Total revenue	$1,688,875	$1,334,100	$354,775	27%
Travel Solutions—Revenue increased $327 million, or 28%, for the year ended December 31, 2021 compared to the prior year, primarily due to:
•a $319 million, or 55%, increase in distribution revenue, which was primarily due to a 66% increase in Direct Billable Bookings to 207 million. This increase consists of a $243 million decrease in primarily transaction-based revenue during the first quarter of 2021, offset by a $562 million increase during the remainder of the year. These year-over- year changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020, which included significant cancellations beyond original estimates of approximately $100 million in the second quarter of 2020. We are currently experiencing a gradual recovery in volumes, offset by an unfavorable regional rate mix driven by growth in North America bookings, resulting in the overall increase in revenue for the year ended December 31, 2021 compared to the prior year. Additionally, our revenue and volumes in the last two quarters of 2021 were impacted by a certain OTA shifting a significant portion of its North America volumes to a competitor. This shift diluted our volume growth at a rate that is lower than our average rate due to the nature of these bookings as leisure; and
•an $8 million, or 1%, increase in IT solutions revenue consisting of a $39 million, or 22% increase in reservation revenue primarily due to a 31% increase in Passengers Boarded to 424 million as a result of the gradual recovery from the COVID-19 pandemic, partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes. Commercial and operations revenue decreased $32 million primarily due to the continued impact of the COVID-19 pandemic on our customer base of $20 million, certain product divestitures of $8 million, and lower license fee revenue from new implementations recognized upon delivery to the customer of $11 million, partly offset by improved professional services revenue of $7 million. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Hospitality Solutions—Revenue increased $28 million, or 16%, for the year ended December 31, 2021 compared to the prior year. The increase was primarily driven by an increase in SynXis Software and Services revenue due to an increase in transaction volumes of 37% to 92 million, as a result of continued recovery from the COVID-19 pandemic, and an increase of $6 million in DX revenue. This increase is partially offset by dilution in rate from the prior year due to revenue that does not fluctuate with volumes and a change in transaction mix versus 2020.
Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$564,137	$438,300	$125,837	29%
Hospitality Solutions	96,487	91,149	5,338	6%
Eliminations	(17,292)	(17,222)	(70)	—%
Total segment cost of revenue, excluding technology costs	643,332	512,227	131,105	26%
Corporate	8,363	27,867	(19,504)	(70)%
Depreciation and amortization	39,756	38,916	840	2%
Total cost of revenue, excluding technology costs	$691,451	$579,010	$112,441	19%
Travel Solutions—Cost of revenue, excluding technology costs, increased $126 million, or 29%, for the year ended December 31, 2021 compared to the prior year. The increase was primarily the result of a $131 million increase in incentive consideration due to higher overall transaction volume, compared to the prior year. This increase is partially offset by a $3 million decline in labor and professional services costs resulting from the reduction in workforce from our cost reduction measures implemented in the prior year. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $5 million, or 6%, for the year ended December 31, 2021 compared to the prior year primarily driven by an increase in transaction-related costs associated with higher volumes as well as costs related to growth in other products such as our call center and DX.
Corporate—Cost of revenue, excluding technology costs, decreased $20 million, or 70%, for the year ended December 31, 2021 compared to the prior year. The decrease was primarily due to a decline in severance costs of $21 million associated with the reduction of our workforce in 2020 and a decline in impairment charges of $2 million related to an impairment recorded in the prior year associated with capitalized implementation costs related to a specific customer. The decrease was partially offset by a $3 million increase in labor costs resulting from an increase in stock-based compensation, primarily associated with previously awarded performance-based units. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities. See Note 13. Equity-Based Awards, to our consolidated financial statements for further details on stock-based compensation.
Depreciation and amortization—Depreciation and amortization increased $1 million, or 2%, for the year ended December 31, 2021 compared to the prior year due to assets placed in service.
Technology Costs

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$876,499	$946,080	$(69,581)	(7)%
Hospitality Solutions	96,059	96,928	(869)	(1)%
Corporate	80,275	113,715	(33,440)	(29)%
Total technology costs	$1,052,833	$1,156,723	$(103,890)	(9)%

Travel Solutions—Technology costs decreased $70 million, or 7%, for the year ended December 31, 2021 compared to the prior year. The decrease was primarily driven by a decrease in depreciation and amortization of $88 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software, and a decrease in labor and professional services costs of $10 million resulting from the reduction in workforce from our cost reduction measures implemented in the prior year, and attrition and cost reduction measures in the current year. This decrease was partially offset by an increase in technology hosting costs of $20 million associated with higher transaction volumes, and an increase in labor costs of $9 million resulting from the continued decline in the capitalization mix of our technology spend as we implement open-source and cloud-based solutions. We expect depreciation and amortization expense to be significantly lower in 2022 than in the prior year due to the lower capitalization rate on technology spend.
Hospitality Solutions—Technology costs decreased $1 million, or 1%, for the year ended December 31, 2021 compared to the prior year. The decrease was primarily due to a $17 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase in labor and professional services costs of $10 million resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020 and to support our technology operations in the current year. Additionally, technology hosting costs increased by $4 million resulting from higher transaction volumes and the continued decline in the capitalization mix of our technology spend as we implement open-source and cloud-based solutions also resulted in an increase in labor costs of $2 million.
Corporate—Technology costs decreased $33 million, or 29%, for the year ended December 31, 2021 compared to the prior year primarily due to a decline in severance costs of $35 million associated with the reduction of our workforce in 2020, a decline in impairment charges of $6 million related to an impairment recorded in the prior year associated with software developed for internal use, and a $4 million decline in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. This decrease was partially offset by an increase in labor costs of $14 million resulting from an increase in stock-based compensation primarily associated with previously awarded performance-based units. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities. See Note 13. Equity-Based Awards, to our consolidated financial statements for further details on stock-based compensation.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Travel Solutions	$253,438	$282,078	$(28,640)	(10)%
Hospitality Solutions	45,495	45,716	(221)	—%
Corporate	311,145	258,612	52,533	20%
Total selling, general and administrative expenses	$610,078	$586,406	$23,672	4%
Travel Solutions—Selling, general and administrative expenses decreased $29 million, or 10%, for the year ended December 31, 2021 compared to the prior year. The decrease is driven by a $65 million decline in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our credit losses in the current year given the gradual global recovery from the COVID-19 pandemic. This decrease was partially offset by an increase in legal costs due to litigation of $21 million, an increase in labor and professional services costs of $12 million associated with the reversal of certain third-party commissions in the prior year which did not reoccur in the current year, consulting related to our business strategy to support the long-term growth of the business, labor costs due to the expiration of the temporary cost reduction measures implemented in the second quarter of 2020 and increases in risk and security, and an increase in depreciation and amortization of $7 million.
Hospitality Solutions—Selling, general and administrative expenses remained flat for the year ended December 31, 2021 compared to the prior year. A decrease of $9 million in the provision for expected credit losses primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the slow global economic recovery from the COVID-19 pandemic is offset by increases in technology costs, labor and professional services costs, and depreciation and amortization.
Corporate—Selling, general and administrative expenses increased $53 million, or 20%, for the year ended December 31, 2021 compared to the prior year. The increase is driven by an increase in labor costs of $37 million as a result of a $34 million increase in stock-based compensation primarily associated with previously awarded performance-based units, a $21 million increase in labor costs to support the business and increased costs associated with improving our internal business systems, and a $5 million increase resulting from the expiration of the temporary cost reduction measures implemented in the second quarter of 2020, partially offset by a $23 million decrease in severance costs. Additionally, legal and professional fees increased $19 million due to a $39 million increase in costs primarily associated with ongoing legal matters in the current year, partially offset by a $20 million decrease in acquisition-related costs primarily associated with the now terminated Farelogix acquisition, and other operating expenses increased due to higher insurance and other administrative costs. These increases were offset by a $14 million abandonment charge associated with the closure of certain office locations in connection with the restructuring activities in 2020. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities, and see Note 13. Equity-Based Awards, to our consolidated financial statements for further details on stock-based compensation.
Interest expense, net

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Interest expense, net	$257,818	$225,785	$32,033	14%
Interest expense increased $32 million, or 14%, for the year ended December 31, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. See Note 9. Debt for further details these debt transactions.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $13 million during the year ended December 31, 2021 as a result of the refinancing that occurred in the third quarter of 2021 (the "2021 Refinancing") and a loss on extinguishment of debt of $22 million in 2020 as a result of the refinancing that occurred in the third quarter of 2020 (the "2020 Refinancing"). See Note 9. Debt for further details these debt transactions.
Other expense, net

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Other expense, net	$1,748	$66,961	$(65,213)	(97)%

Other expense, net decreased $65 million for the year ended December 31, 2021 compared to the same period in the prior year primarily due to a $46 million charge related to the termination payments in connection with the now-terminated acquisition of Farelogix recorded in the first quarter of 2020, a $15 million gain on sale in investment recorded in the first quarter of 2021 and a reduction of pension related expense of $17 million compared to the same period in 2020. These decreases were partially offset by a $10 million gain resulting from the sale of our headquarters buildings in the fourth quarter of 2020, as well as realized and unrealized foreign currency exchange fluctuations during the year ended December 31, 2021.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Benefit for income taxes	$(14,612)	$(21,012)	$6,400	(30)%
Our effective tax rate for the year ended December 31, 2021 and 2020 was 1.6%. The effective tax rate for the year ended December 31, 2021, as compared to the same period in 2020 remained flat primarily due to a lower valuation allowance recorded on current year net operating losses and other deferred balances. See Note 1. Summary of Business and Significant Accounting Policies for details regarding the adoption of guidance applied retroactively, which adjusted our 2020 benefit for income taxes from previously reported amounts.

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
Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$438,300	$1,566,089	$(1,127,789)	(72)%
Hospitality Solutions	91,149	153,162	(62,013)	(40)%
Eliminations	(17,222)	(40,879)	23,657	(58)%
Total segment cost of revenue, excluding technology costs	512,227	1,678,372	(1,166,145)	(69)%
Corporate	27,867	8,094	19,773	244%
Depreciation and amortization	38,916	39,691	(775)	(2)%
Total cost of revenue, excluding technology costs	$579,010	$1,726,157	$(1,147,147)	(66)%
Travel Solutions—Cost of revenue decreased $1,128 million, or 72%, for the year ended December 31, 2020 compared to the prior year. The decrease was primarily the result of a $1,086 million decline in incentive consideration in all regions due to lower transaction volumes as a result of the COVID-19 pandemic, as well as a $37 million reduction in labor and professional services costs in connection with our cost reduction measures.
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

Technology Costs

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$946,080	$1,100,873	$(154,793)	(14)%
Hospitality Solutions	96,928	111,877	(14,949)	(13)%
Corporate	113,715	72,454	41,261	57%
Total technology costs	$1,156,723	$1,285,204	$(128,481)	(10)%
Travel Solutions—Technology costs decreased $155 million, or 14%, for the twelve months ended December 31, 2020 compared to the prior year. This decrease was due to a decrease in technology labor of $91 million in connection with our cost reduction measures, a decrease in depreciation and amortization of $46 million primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software, and a decrease in technology costs of $55 million associated with lower transaction volumes resulting from the COVID-19 pandemic. This decrease is partially offset by an increase in labor costs of $40 million due to a continued decline in the capitalization mix of our technology spend as we implement open source and cloud-based solutions.
Hospitality Solutions—Technology costs decreased $15 million, or 13%, for the twelve months ended December 31, 2020 compared to the prior year. This decrease is due to a decrease in technology labor of $12 million in connection with our cost reduction measures, and a decrease in depreciation and amortization of $10 million primarily due to a change in the mix of our technology spend in 2019 resulting in less capitalized internal use software. This decrease is partially offset by an increase in labor costs of $6 million due to a continued decline in the capitalization mix of our technology spend as we implement open source and cloud-based solutions.
Corporate—Technology costs increased $41 million, or 57%, for the twelve months ended December 31, 2020 compared to the prior year. This increase was primarily driven by a restructuring charge of $32 million for severance benefits. See Note 4. Restructuring Activities, to our consolidated financial statements for further details on restructuring activities.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Travel Solutions	$282,078	$298,623	$(16,545)	(6)%
Hospitality Solutions	45,716	43,454	2,262	5%
Corporate	258,612	258,133	479	—%
Total selling, general and administrative expenses	$586,406	$600,210	$(13,804)	(2)%
Travel Solutions—Selling, general and administrative expenses decreased $17 million, or 6% for the year ended December 31, 2020 compared to the prior year. This decrease was primarily driven by a $43 million decrease in labor and professional services costs in connection with our cost reduction measures and a decline in other costs in conjunction with our expense management initiatives. This decrease was offset by an increase in the provision for expected credit losses of $38 million.
Hospitality Solutions—Selling, general and administrative expenses increased $2 million, or 5%, for the twelve months ended December 31, 2020 compared to the prior year. This increase was primarily due to an increase in the provision for expected credit losses of $8 million, partially offset by a decrease of $3 million in labor and professional services costs in connection with our cost reduction measures and a decline in other costs in conjunction with our expense management initiatives.
Corporate—Selling, general and administrative expenses remained flat for the twelve months ended December 31, 2020 compared to the prior year. Increases in costs included a $20 million charge for severance benefits recorded in the current year, a $14 million abandonment charge associated with the closure of certain office locations in connection with our restructuring activities in the current year, and an increase of $32 million due to the reversal of a previously accrued loss in the prior year related to the US Airways legal matter. These costs were offset by a decrease of $29 million in labor and professional services costs in connection with our cost reduction measures, a decrease of $27 million in legal costs associated with the now-terminated acquisition of Farelogix and a decline in other costs in conjunction with our expense management initiatives.

Interest expense, net

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Interest expense, net	$225,785	$156,391	$69,394	44%
Interest expense increased $69 million, or 44%, for the year ended December 31, 2020 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. See Note 9. Debt for further details these debt transactions.
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
Other expense, net

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
Other expense, net	$66,961	$9,432	$57,529	610%
Other expense, net increased $58 million for the year ended December 31, 2020 compared to the same period in the prior year primarily due to a $46 million charge related to termination payments in connection with our proposed acquisition of Farelogix, a pension plan settlement charge of $18 million, and a benefit recognized in the prior year associated with a reduction to our Tax Receivable Agreement ("TRA") liability due to the settlement of an audit. The increase is partially offset by a $10 million gain resulting from the sale of our headquarters buildings in the fourth quarter of 2020. See Note 3. Acquisitions, to our consolidated financial statements for further details regarding the Farelogix acquisition, Note 12. Leases, to our consolidated financial statements for further details regarding the sale and leaseback transaction, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information regarding the TRA.
Provision for Income Taxes

	Year Ended December 31,
	2020	2019	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(21,012)	$35,326	$(56,338)	(159)%
Our effective tax rate for the year ended December 31, 2020 and 2019 was 1.6% and 17.7%, respectively. The decrease in the effective tax rate for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to a $268 million valuation allowance recorded on tax losses generated in the current tax year related to the impact of COVID-19 on our results of operations and various discrete items recorded in each of the respective periods.
The differences between our effective tax rate and the U.S. federal statutory income tax rate primarily resulted from our geographic mix of taxable income in various tax jurisdictions, tax permanent differences, valuation allowances, and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of December 31, 2021 and 2020, our cash and cash equivalents, Revolver, bilateral letter of credit facility, and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$978,352	$1,499,665
Available balance under the Revolver	—	15,326
Reductions to the Revolver:
Revolver outstanding balance	—	375,000
Outstanding letters of credit	—	9,674

Available under the bilateral letter of credit facility	10,018	—
Outstanding letters of credit under the bilateral letter of credit facility	9,982	—
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2021 and 2020. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of December 31, 2021. We had no restricted cash as of December 31, 2020.
We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2021, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2021 and have not provided deferred taxes on any outside basis differences, with the exception of balances associated with the AirCentre disposition. With respect to the held for sale nature of our AirCentre portfolio of products, we have established deferred taxes, where applicable, for the outside basis of the capital investment of subsidiaries to be sold. Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
While the COVID-19 pandemic has had an adverse impact on our business, we expect to recognize federal taxable income in 2022 based on our operating and non-operating results, the annual limitation on the use of NOL carryforwards and a provision of the Tax Cuts and Jobs Act set to take effect. As a result, while we expect to be a U.S. federal cash taxpayer in 2022, we expect to also benefit from the usage of NOLs in 2022 to the extent available. We expect to continue to benefit from our NOLs in the near-term beyond 2022.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. In addition, in the third quarter of 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements. We believe these actions will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic.
During 2021, our free cash flow has improved on a sequential quarter-over-quarter basis. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. For 2022, we expect our free cash flow to improve on an annual basis from 2021, turning positive within the second half of 2022. This expectation is based on industry projections regarding anticipated recovery levels in air travel and could change. See “—Risk Factors" for further details. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. On July 12, 2021, we refinanced the Revolver and terminated the commitments thereunder, replacing it with term loans. See “—Senior Secured Credit Facilities below. We had outstanding letters of credit totaling $10 million as of December 31, 2021, which were secured by a $20 million cash collateral deposit account. We had $375 million outstanding under the Revolver on December 31, 2020, and had outstanding letters of credit totaling $10 million as of December 31, 2020, which reduced our overall credit capacity under the Revolver.
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
The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings.
Contractual Obligations
Our material cash requirements consist of the following contractual obligations, excluding pension obligations. See Note 16. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements. We do not have any off balance sheet arrangements as of December 31, 2021.
Debt
Our debt obligation includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2025, senior exchangeable notes due 2025 and finance lease obligations. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which is not reflected in the amount disclosed below. Interest on the term loan is based on the LIBOR rate plus a base margin and includes the effect of interest rate swaps. See Note 9. Debt, to our consolidated financial statements. As of December 31, 2021, we had a total debt obligation of $5.6 billion, with $256 million due within the next 12 months. For purposes of this disclosure, we have used projected LIBOR rates for all future periods.
Operating lease obligations
We lease approximately 1.3 million square feet of office space in 65 locations in 38 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 33 leases. We have 3 purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See Note 12. Leases, to our consolidated financial statements. As of December 31, 2021, we had total lease obligation of $137 million, with $26 million due within the next 12 months.
IT agreements
Certain agreements with technology providers, including for the provision of outsourcing services for our IT infrastructure and applications and the provision of certain cloud-based services, include minimum amounts due for the provision of those services. Contractual minimums are annual in some instances and span multiple years in other contracts. As of December 31, 2021, we had total IT agreement obligations of $2.4 billion, with $240 million due within the next 12 months. Actual payments may vary significantly from the minimum amounts calculated and include our estimated spend for those contracts with committed spend covering multiple years.
Purchase obligations
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2021. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2021, we had a total purchase obligation of $428 million, with $295 million due within the next 12 months.
Letters of credit
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders and backed by cash collateral, which we primarily issue in the normal course of business. There were no claims made against any standby letters of credit during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we had a total obligation of $10 million, with $7 million due within the next 12 months.
Unrecognized tax benefits
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. As of December 31, 2021, we had a total obligation of $110 million, with $6 million due within the next 12 months.
Subscription agreement
In December 2021, we entered into a subscription agreement with Apollo Strategic Growth Capital, a special purpose acquisition company, that has entered into a business combination agreement with GBT JerseyCo Limited (“GBT”). The Subscription Agreement provides that, concurrently with the closing of the business combination, we will purchase shares in the combined company for an aggregate purchase price of $80 million. The transaction is expected to be completed in the first half of 2022. The Subscription Agreement provides that it will terminate upon the earliest to occur of: (a) the termination of the business combination agreement in accordance with its terms; (b) the mutual written agreement of the parties to the Subscription Agreement and GBT or (c) if the transactions contemplated by the Subscription Agreement have not been consummated within 10 months after the date of the Subscription Agreement, other than as a result of breach by the terminating party.
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On July 12, 2021, we refinanced the Revolver and terminated the commitments thereunder, replacing it with term loans. Among other things, the refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. See “— Senior Secured Credit Facilities" below.
Interest Payments
As a result of the 9.250% senior secured notes due 2025 and the 4.000% Exchangeable Notes entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020, interest payments increased $61 million during the year ended December 31, 2021, compared to the prior year.
Equity Offerings
On August 24, 2020, we completed concurrent offerings of (1) 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") which generated net proceeds of approximately $323 million and (2) 41,071,429 shares of common stock which generated net proceeds of approximately $275 million.
Unless previously converted, each share of Preferred Stock will automatically convert, for settlement on the mandatory conversion date, which is expected to be September 1, 2023 into between 11.9048 and 14.2857 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. Holders of the Preferred Stock will have the right to convert all or any portion of their shares of their Preferred Stock at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “make-whole fundamental change” (as defined in Certificate of Designations governing the Preferred Stock) will be settled at the minimum conversion rate. In addition, the conversion rate applicable to such an early conversion may in certain circumstances be increased to compensate holders of the Preferred Stock for certain unpaid accumulated dividends. If a make-whole fundamental change occurs, then holders of the Preferred Stock will, in certain circumstances, be entitled to convert their Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments. The Preferred Stock is not subject to redemption at the Company’s option. If the Company liquidates, dissolves or winds up, whether voluntarily or involuntarily, then, subject to the rights of any of the Company’s creditors or holders of any outstanding liquidation senior stock, each share of Preferred Stock will entitle the holder thereof to receive payment for the following amount out of the Company’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, any liquidation junior stock: (1) the liquidation preference per share of Preferred Stock, which is equal to $100.00 per share; and (2) all unpaid dividends that will have accumulated on such share to, but excluding, the date of such payment. In the fourth quarter of 2021, a certain holder elected to convert 50,000 shares of preferred stock to 595,240 shares of common stock.
Dividends on Preferred Stock
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $22 million of accrued preferred stock dividends in our consolidated results of operations for the year ended December 31, 2021. During the year ended December 31, 2021, we paid cash dividends on our preferred stock of $22 million. On February 2, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2022 to holders of record of the Preferred Stock on February 15, 2022. Subject to certain exceptions, so long as any share of Preferred Stock remains outstanding, no dividends or distributions will be declared or paid on shares of the Company’s common stock or any other class or series of stock ranking junior to the Preferred Stock, and no common stock or any other class or series stock ranking junior to the Preferred Stock will be purchased, redeemed or otherwise acquired for value by the Company or any of its subsidiaries unless, in each case, all accumulated and unpaid dividends for all prior completed dividend periods, if any, have been paid in full. In addition, if (i) less than all accumulated and unpaid dividends on the outstanding Preferred Stock have been declared and paid as of any dividend payment date or (ii) the board of directors declares a dividend on the Preferred Stock that is less than the total amount of unpaid dividends on the outstanding preferred stock that would accumulate to, but excluding, any dividend payment date, no dividends may be declared or paid on any parity stock, unless dividends are declared on the shares of Preferred Stock on a pro rata basis. If accumulated dividends on the outstanding Preferred Stock have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, then, subject to the other provisions of the Preferred Stock, the authorized number of the Company’s directors will automatically increase by two and the holders of the Preferred Stock, voting together as a single class with the holders of each class or series of voting parity stock, if any, will have the right to elect two directors to fill such two new directorships at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose).
Dividends on Common Stock
During the year ended December 31, 2021, we did not pay cash dividends on our common stock. As a result of the significant adverse impact of the COVID-19 pandemic on our financial results and liquidity, on March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the year ended December 31, 2021, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchase under the Share Repurchase Program as of December 31, 2021.
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
On July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder (the "2021 Refinancing"). We incurred no additional indebtedness as a result of the 2021 Refinancing, other than amounts covering certain interest, fees and expenses. Among other things, the 2021 Refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. The 2021 Refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans and the outstanding $400 million Revolver balance, and to terminate the revolving commitments thereunder. The remaining proceeds, net of a $3 million discount, were used to pay a $6 million redemption premium and $6 million in other fees associated with the refinancing. We recognized a loss on extinguishment of debt in connection with these transactions during the year ended December 31, 2021 of $13 million and debt modification costs for financing fees of $2 million recorded to Other, net. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million bilateral letter of credit facility, which is secured by a cash collateral deposit account and included as Restricted cash on our consolidated balance sheets as of December 31, 2021.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of December 31, 2021, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Applicable margins for the Term Loan B are 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans over the life of the loan, with a floor of 0.00%. Applicable margins for the Term Loan B-1 and Term Loan B-2 are 3.50% per annum for Eurocurrency rate loans and 2.50% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Eurocurrency rate, and 1.50% for the base rate, respectively.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2020, we were not required to make an excess cash flow payment in 2021, and no excess cash flow payment is expected to be required in 2022 with respect to our results for the year ended December 31, 2021. We are further required to pay down the term loans with proceeds from certain asset sales or borrowings, that are not otherwise reinvested in the business, as defined in the Amended and Restated Credit Agreement.
As of December 31, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.8 billion, Term Loan B-1 for $401 million and Term Loan B-2 for $635 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for Term Loan B-1 and Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans. Term Loan B allows for a transition to the Prime rate plus a margin, and assuming the discontinuation of LIBOR in June 2023 and assuming no change in Prime rates in effect as of December 31, 2021, we estimate the impact of transitioning to the Prime rate in June 2023 would result in an aggregate of approximately $25 million of incremental interest expense over the remaining life of Term Loan B. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to SOFR or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements. See “Risk Factors—We are exposed to interest rate fluctuations.”
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the Tax Receivable Agreement (the "TRA"), which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the "Pre-IPO Existing Stockholders"). In connection with the TRA, we made payments, including interest, of $72 million in January 2020 and $105 million in 2019, respectively. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.

Cash Flows
Operating Activities
Cash used in operating activities totaled $415 million for the year ended December 31, 2021. The $356 million decrease in cash used for operating activities from 2020 was primarily due to an improvement in our results of operations as a result of the gradual global recovery from the COVID-19 pandemic during 2021, acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix, a reduction in severance payments of $34 million related to restructuring activities initiated in 2020, and a $21 million reduction in upfront incentive consideration payments. This increase in operating cash flow was partially offset by additional interest payments of $61 million resulting from debt refinancing activities during 2020.
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
Investing Activities
For the year ended December 31, 2021, we received proceeds of $25 million from the sale of certain investments and assets, offset by $54 million of cash used on capital expenditures primarily related to software developed for internal use.
For the year ended December 31, 2020, we had $69 million provided by proceeds from the sale of our two headquarter buildings. Cash provided from the sale was offset by cash used of $65 million on capital expenditures, including $41 million related to software developed for internal use.
Financing Activities
For the year ended December 31, 2021, we used $51 million for financing activities. Significant highlights of our financing activities included:
•proceeds of $403 million and $642 million from the issuance of New Term B-1 Facility and New Term B-2 Facility, respectively;
•proceeds from borrowings under the Revolver of $25 million;
•payment of $661 million on Term Loan B and Other Term Loan B;
•payments of $400 million for the Revolver;
•net payments of $23 million from the settlement of employee stock-option awards;
•payment of $22 million in dividends on our preferred stock;
•payment of $12 million in debt prepayment fees and issuance costs; and
•payment of $3 million for the settlement of exchangeable notes.
For the year ended December 31, 2020, proceeds from financing activities were $1,838 million. Significant highlights of our financing activities included:
•proceeds from borrowings under the senior secured and exchangeable notes of $1,970 million;
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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) judgments used in our air booking cancellation reserve, (iii) estimation for our allowance for credit losses (iv) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (v) assumptions utilized to test recoverability of capitalized implementation costs, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (vii) estimation of loss contingencies. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with customers of our Travel Solutions business may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. In addition, from time to time, we enter into agreements with customers to provide access to Travel Solutions' GDS and, at or near the same time, enter into a separate agreement to provide IT solutions through SaaS and hosted delivery. These multiple performance obligation arrangements involve judgments, including estimating the selling prices of goods and services, estimating the total contract consideration and allocating amounts to each distinct performance obligation, forecasting future volumes and estimating total costs and costs to complete a project.
Revenue recognition from our IT Solutions products requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small number of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods. Our forecasted volumes were significantly impacted in 2020 and 2021 due to the impacts of COVID-19 on our customers which had, and will continue to have, a significant impact on our current and future revenues.
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

Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes such as those that have occurred in 2021. For the year ended December 31, 2021, we did not impair any of these assets as a result of the related contracts becoming uncollectable, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Air Booking Cancellation Reserve
Transaction revenue for airline travel reservations is recognized by Travel Solutions at the time of the booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical and expected level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation rates could vary materially, with a corresponding variation in revenue net of estimated future cancellations. Factors that could have a significant effect on our estimates include global security issues, epidemics or pandemics (such as that experienced in the current year as a result of COVID-19), natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. The air booking cancellation reserve was $18 million as of December 31, 2021. If international cancellations increased by 10% on the same estimated base of cancelled bookings, the reserve as of December 31, 2021 would increase by $1 million. If total bookings expected to cancel increased by 10%, the reserve as of December 31, 2021 would increase by $2 million.
Allowance for Credit Losses
We determine the allowance for credit losses at the portfolio segment level by assessing the risks and losses inherent in our receivables related to each segment. Historical loss data provides the basis for estimating expected credit losses. This data is then adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts. Additionally, we utilize global GDP growth rates as the primary metric in forecasting the current expected credit loss ("CECL") forecast reserve on a quarterly basis. As of December 31, 2021, the five-year forward-looking growth rate approximates the data over the past 30 years and therefore no CECL forecast reserve was recorded.
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically provide for credit losses against amounts due to reduce the recorded receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. All receivables aged over twelve months are fully reserved.
Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual collections may vary from our estimates, resulting in a material impact to our results of operations. See 8. Credit Losses, to our consolidated financial statements for further considerations involved in the development of this estimate.
Goodwill and Long-Lived Assets
We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. As a result of the Strategic Realignment, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. Goodwill related to our reporting units totaled $2.5 billion as of December 31, 2021.

We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. Our qualitative assessments considered recent information available regarding the anticipated duration of the recovery period which we believe to be a key assumption, including information as of April 2021 from the International Air Transport Association ("IATA") that forecast in its base-case scenario that global passenger traffic is not expected to return to pre-COVID-19 levels until 2024. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of the reporting units. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. As of December 31, 2021, based on a qualitative review of Goodwill, it is more likely than not that fair value exceeds carrying value; therefore, we deemed it reasonable not to perform a quantitative impairment analysis. We did not record any goodwill impairment charges for the years ended December 31, 2021, 2020 and 2019.
On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. As part of this disposition, we allocated goodwill of $153 million from the Travel Solutions reporting unit to assets held for sale as of December 31, 2021 based on relative fair value. The determination of fair value of both the Travel Solutions reporting unit and the AirCentre business requires us to make judgements and estimates including cash flow projections and assumptions related to the value of this portfolio in the principal market. We evaluated goodwill for impairment both prior and subsequent to allocation to the held for sale assets. We did not record any goodwill impairment charges as a result of this evaluation for the year ended December 31, 2021.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2021, 2020 and 2019.
Capitalized Implementation Costs
Capitalized implementation costs represents upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as the impact of COVID-19 on a particular customer, a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. During 2021 and 2020, we considered current estimates of recovery from the COVID-19 pandemic to 2019 levels, which we believe to be a key assumption in our assessment of recoverability. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes such as those that have occurred in 2021 and 2020. For the year ended December 31, 2021, we recorded $1 million in impairments associated with unrecoverable amounts in capitalized implementation costs. During the year ended December 31, 2020, we recorded $10 million in impairments associated with unrecoverable amounts in capitalized implementation costs.
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
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back net operating losses ("NOLs") to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $322 million and $22 million, respectively as of December 31, 2021. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $86 million as of December 31, 2021. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2021 and 2020, we had a liability, including interest and penalty, of $110 million and $96 million, respectively, for unrecognized tax benefits, of which $98 million and $77 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates.
Interest Rate Risk
As of December 31, 2021, our exposure to interest rates relates primarily to our senior secured credit facilities, as all of our interest rate swaps have matured. Offsetting some of this exposure is interest income received from our money market funds. The objectives of our investment in money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2021, the impact to our interest income from money market funds would not be material. This amount was determined by applying the hypothetical interest rate change to our average money market funds invested.
In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B. The total notional outstanding of $750 million became effective December 31, 2019 and extended through the full year 2020. In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million, $300 million and $450 million of the floating-rate Term Loan B related to years 2019, 2020 and 2021, respectively. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the years 2020 and 2021. We designated these swaps as cash flow hedges.
Interest rate swaps matured during the years ended December 31, 2021, 2020 and 2019 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$1,350 million	1 month LIBOR(1)	2.27%	December 31, 2018	December 31, 2019
$1,200 million	1 month LIBOR(1)	2.19%	December 31, 2019	December 31, 2020
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
(1)Subject to a 1% floor.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR, subject to an applicable floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. We did not have any liabilities from interest rate swaps for the year ended December 31, 2021. The fair value of these interest rate swaps was a liability of $16 million at December 31, 2020.
As of December 31, 2021, we had outstanding approximately $2.8 billion of variable debt that is indexed to LIBOR consisting of Term Loan B for $1.8 billion, Term Loan B-1 for $401 million and Term Loan B-2 for $635 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" for the estimated impacts of this change. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to SOFR or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2021, foreign currency operations included $158 million of revenue and $446 million of operating expenses, representing approximately 9% and 19% of our total revenue and operating expenses, respectively. During the year ended December 31, 2020, foreign currency operations included $98 million of revenue and $373 million of operating expenses, representing approximately 7% and 16% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 5% and 4% of our operating expenses for the years ended December 31, 2021 and 2020, respectively. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we have historically hedged a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, the Singaporean Dollar, and the Swedish Krona. Additionally, approximately 35% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
Our forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. As a result, as of December 31, 2021, we have no unsettled forward contracts and have not entered into any foreign currency forward contracts for 2021.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive loss and is included in stockholders’ (deficit) equity. We recognized net translation gains in other comprehensive income (loss) of $7 million and $2 million for the years ended December 31, 2021 and 2019, respectively, and net translation losses of $8 million for the year ended December 31, 2020.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2021 and 2020, approximately $166 million, or 80%, and $183 million, or 74%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through clearing houses, such as the Airline Clearing House (“ACH”).
As of December 31, 2021, 2020 and 2019, approximately 53%, 52%, and 59%, respectively, of our air customers make payments through the ACH which accounts for approximately 82%, 63% and 89%, respectively, of our air billings. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Technology transformation and change in mix of technology spend” and “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $602 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation. Contracts with variable consideration may require forecasts over the term of the contract to determine the appropriate rate used to recognize revenue.

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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 of the financial statements, the Company operates in the United States and multiple international jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge income tax positions on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2021, the Company accrued liabilities of $110 million for uncertain tax positions, including penalties and interest.

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
February 18, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2022

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,688,875	$1,334,100	$3,974,988
Cost of revenue, excluding technology costs	691,451	579,010	1,726,157
Technology costs	1,052,833	1,156,723	1,285,204
Selling, general and administrative	610,078	586,406	600,210
Operating (loss) income	(665,487)	(988,039)	363,417
Other income (expense):
Interest expense, net	(257,818)	(225,785)	(156,391)
Loss on extinguishment of debt	(13,070)	(21,626)	—
Equity method (loss) income	(264)	(2,528)	2,044
Other, net	(1,748)	(66,961)	(9,432)
Total other expense, net	(272,900)	(316,900)	(163,779)
(Loss) income from continuing operations before income taxes	(938,387)	(1,304,939)	199,638
(Benefit) Provision for income taxes	(14,612)	(21,012)	35,326
(Loss) income from continuing operations	(923,775)	(1,283,927)	164,312
(Loss) Income from discontinued operations, net of tax	(2,532)	2,788	(1,766)
Net (loss) income	(926,307)	(1,281,139)	162,546
Net income attributable to noncontrolling interests	2,162	1,200	3,954
Net (loss) income attributable to Sabre Corporation	(928,469)	(1,282,339)	158,592
Preferred stock dividends	21,602	7,659	—
Net (loss) income attributable to common stockholders	$(950,071)	$(1,289,998)	$158,592

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(2.95)	$(4.46)	$0.58
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)
Net (loss) income per common share	$(2.96)	$(4.45)	$0.57
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(2.95)	$(4.46)	$0.58
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)
Net (loss) income per common share	$(2.96)	$(4.45)	$0.57
Weighted-average common shares outstanding:
Basic	320,922	289,855	274,168
Diluted	320,922	289,855	276,217

Dividend per common share	$—	$0.14	$0.56
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(926,307)	$(1,281,139)	$162,546
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(7,223)	7,698	(1,946)
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of $(517), $3,447 and $2,379	36,742	(11,778)	(8,269)
Pension settlement, net of taxes of $—, $(4,066), $—	7,529	14,005	—
Amortization of prior service credits, net of taxes of $—, $321 and $321	(1,432)	(1,111)	(1,111)
Amortization of actuarial losses, net of taxes of $—, $(1,934) and $(1,400)	7,985	6,677	5,421
Net change in retirement-related benefit plans, net of tax	50,824	7,793	(3,959)
Derivatives:
Unrealized gains (losses), net of taxes of $26, $5,571 and $4,497	(134)	(20,521)	(15,217)
Reclassification adjustment for realized losses, net of taxes of $(3,670), $(4,959) and $(1,469)	12,805	17,890	5,507
Net change in derivatives, net of tax	12,671	(2,631)	(9,710)
Share of other comprehensive (loss) income of equity method investments	(602)	489	(967)
Other comprehensive income (loss)	55,670	13,349	(16,582)
Comprehensive (loss) income	(870,637)	(1,267,790)	145,964
Less: Comprehensive income attributable to noncontrolling interests	(2,162)	(1,200)	(3,954)
Comprehensive (loss) income attributable to Sabre Corporation	$(872,799)	$(1,268,990)	$142,010
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$978,352	$1,499,665
Restricted cash	21,039	—
Accounts receivable, net	259,934	255,468
Prepaid expenses and other current assets	121,591	132,972
Current assets held for sale	21,358	—
Total current assets	1,402,274	1,888,105
Property and equipment, net of accumulated depreciation	249,812	363,491
Equity method investments	22,671	24,265
Goodwill	2,470,206	2,636,546
Acquired customer relationships, net of accumulated amortization	257,362	289,150
Other intangible assets, net of accumulated amortization	183,321	222,216
Deferred income taxes	27,056	24,181
Other assets, net	475,424	629,768
Long-term assets held for sale	203,204	—
Total assets	$5,291,330	$6,077,722

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$122,934	$115,229
Accrued compensation and related benefits	135,974	86,830
Accrued subscriber incentives	137,448	100,963
Deferred revenues	81,061	99,470
Other accrued liabilities	188,706	193,383
Current portion of debt	29,290	26,068
Current liabilities held for sale	21,092	—
Total current liabilities	716,505	621,943
Deferred income taxes	38,344	72,196
Other noncurrent liabilities	297,037	380,621
Long-term debt	4,723,685	4,717,808
Long-term liabilities held for sale	15,476	—
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.01 par value, 225,000 authorized, 3,290 and 3,340 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation value of $329,000 and $334,000 as of December 31, 2021 and 2020, respectively	33	33
Common stock: $0.01 par value; 1,000,000 authorized shares; 346,430 and 338,662 shares issued, 323,501 and 317,297 shares outstanding at December 31, 2021 and 2020, respectively	3,464	3,387
Additional paid-in capital	3,115,719	2,985,077
Treasury stock, at cost, 22,930 and 21,365 shares at December 31, 2021 and 2020, respectively	(498,141)	(474,790)
Accumulated deficit	(3,049,695)	(2,099,624)
Accumulated other comprehensive loss	(80,287)	(135,957)
Noncontrolling interest	9,190	7,028
Total stockholders’ (deficit) equity	(499,717)	285,154
Total liabilities and stockholders’ (deficit) equity	$5,291,330	$6,077,722
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net (loss) income	$(926,307)	$(1,281,139)	$162,546
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	262,185	363,743	414,621
Stock-based compensation expense	120,892	69,946	66,885
Amortization of upfront incentive consideration	57,570	74,677	82,935
Deferred income taxes	(27,515)	(27,333)	(22,925)
Gain on sale of investment	(14,532)	—	—
Loss on extinguishment of debt	13,070	21,626	—
Amortization of debt discount and issuance costs	11,984	9,633	3,972
Provision for expected credit losses	(7,788)	65,710	20,563
Pension settlement charge	7,529	18,071	—
Loss (income) from discontinued operations	2,532	(2,788)	1,766
Debt modification costs	2,435	—	—
Acquisition termination fee	—	24,811	—
Impairment and related charges	—	8,684	—
Facilities-related charges	—	5,816	—
Other	4,701	7,981	2,085
Changes in operating assets and liabilities:
Accounts and other receivables	(17,881)	204,970	(33,911)
Prepaid expenses and other current assets	5,837	(1,908)	1,145
Capitalized implementation costs	(19,027)	(17,301)	(28,588)
Upfront incentive consideration	(5,980)	(27,445)	(71,447)
Other assets	(1,838)	16,012	38,795
Accrued compensation and related benefits	51,652	(15,317)	(17,469)
Accounts payable and other accrued liabilities	70,346	(304,051)	(27,232)
Deferred revenue including upfront solution fees	(4,519)	15,357	(12,481)
Cash (used in) provided by operating activities	(414,654)	(770,245)	581,260
Investing Activities
Additions to property and equipment	(54,302)	(65,420)	(115,166)
Proceeds from disposition of investments and assets	24,874	68,504	—
Acquisitions, net of cash acquired	—	—	(107,462)
Other investing activities	—	(4,375)	(20,398)
Cash used in investing activities	(29,428)	(1,291)	(243,026)
Financing Activities
Proceeds of borrowings from lenders	1,070,380	2,982,000	45,000
Payments on borrowings from lenders	(1,061,050)	(1,533,597)	(106,560)
Net payment on the settlement of equity-based awards	(22,682)	(5,996)	(5,736)
Dividends paid on preferred stock	(21,629)	(5,850)	—
Debt prepayment fees and issuance costs	(12,194)	(77,878)	—
Payment for settlement of exchangeable notes	(2,540)	—	—
Proceeds from issuance of preferred stock, net	—	322,885	—
Proceeds from issuance of common stock, net	—	275,003	—
Payments on Tax Receivable Agreement	—	(71,958)	(101,482)
Cash dividends paid to common shareholders	—	(38,544)	(153,508)
Repurchase of common stock	—	—	(77,636)
Other financing activities	(843)	(8,324)	(9,799)
Cash provided by (used in) financing activities	(50,558)	1,837,741	(409,721)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,498)	(2,932)	(2,383)
Cash used in discontinued operations	(3,498)	(2,932)	(2,383)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,136)	216	781
(Decrease) increase in cash, cash equivalents and restricted cash	(500,274)	1,063,489	(73,089)
Cash, cash equivalents and restricted cash at beginning of period	1,499,665	436,176	509,265
Cash, cash equivalents and restricted cash at end of period	$999,391	$1,499,665	$436,176
Cash payments for income taxes	$14,659	$24,505	$55,137
Cash payments for interest	$246,933	$186,235	$157,648
Capitalized interest	$1,599	$2,508	$5,085
Non-cash additions to property and equipment	$2,678	$—	$33,136
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	291,663,954	$2,917	$2,243,419	16,311,538	$(377,980)	$(768,566)	$(132,724)	$7,205	$974,271
Comprehensive income	—	—	—	—	—	—	—	158,592	(16,582)	3,954	145,964
Common stock dividends	—	—	—	—	—	—	—	(153,508)	—	—	(153,508)
Repurchase of common stock	—	—	—	—	—	3,673,768	(77,636)	—	—	—	(77,636)
Settlement of stock-based awards	—	—	2,655,463	26	7,240	601,546	(13,002)	—	—	—	(5,736)
Stock-based compensation expense	—	—	—	—	66,885	—	—	—	—	—	66,885
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,571)	(2,571)
Balance at December 31, 2019	—	—	294,319,417	2,943	2,317,544	20,586,852	(468,618)	(763,482)	(149,306)	8,588	947,669
Comprehensive loss	—	—	—	—	—	—	—	(1,282,339)	13,349	1,200	(1,267,790)
Common stock dividends	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Issuance of preferred stock, net	3,340,000	33	—	—	322,852	—	—	—	—	—	322,885
Issuance of common stock, net	—	—	41,071,429	411	274,592	—	—	—	—	—	275,003
Preferred stock dividend (1)	—	—	—	—	—	—	—	(7,659)	—	—	(7,659)
Settlement of stock-based awards	—	—	3,271,114	33	143	778,375	(6,172)	—	—	—	(5,996)
Stock-based compensation expense	—	—	—	—	69,946	—	—	—	—	—	69,946
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,760)	(2,760)
Adoption of New Accounting Standard	—	—	—	—	—	—	—	(7,600)	—	—	(7,600)
Balance at December 31, 2020	3,340,000	33	338,661,960	3,387	2,985,077	21,365,227	(474,790)	(2,099,624)	(135,957)	7,028	285,154
Comprehensive loss	—	—	—	—	—	—	—	(928,469)	55,670	2,162	(870,637)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(21,602)	—	—	(21,602)
Conversion from preferred stock to common stock	(50,000)	—	595,240	6	—	—	—	—	—	—	6
Settlement of stock-based awards	—	—	5,903,724	59	717	1,564,441	(23,351)	—	—	—	(22,575)
Stock-based compensation expense	—	—	—	—	120,892	—	—	—	—	—	120,892
Settlement of exchangeable notes	—	—	—	—	(780)	—	—	—	—	—	(780)
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	$(499,717)
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
Recent Events
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19") in January 2020, as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact on our consolidated financial results in 2021. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, we have seen some gradual improvement in our key volume metrics during the year ended December 31, 2021 as compared to the prior year as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed. Domestic bookings continue to exceed international bookings, however, negatively impacting revenue. With the continued increase in volumes, our incentive consideration costs have also increased significantly compared to the prior year.
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
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $18 million as of December 31, 2021 and 2020. Additionally, our allowance for credit losses at December 31, 2021 was $60 million, a decrease of $38 million from December 31, 2020. Our provision for expected credit losses for the year ended December 31, 2021 decreased $74 million from December 31, 2020, primarily related to fully reserving for aged balances of certain customers in the prior year and an overall improvement in our forecasted credit losses in the current year given the start of the global economic recovery from the COVID-19 pandemic. See Note 8. Credit Losses.
Strategic Realignment
We completed a strategic realignment ("the Strategic Realignment") of our airline and agency-focused businesses in the third quarter of 2020 to address the changing travel landscape and respond to the impacts of the COVID-19 pandemic on our business and cost structure. See Note 4. Restructuring Activities for further details on the costs incurred related to restructuring activities. As a result of the Strategic Realignment, we now operate our business and present our results through two business segments: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. All revenue and expenses previously assigned to the Travel Network and Airline Solutions business segments were consolidated into a unified revenue and expense structure now reported as the Travel Solutions business segment. There were no changes to the historical Hospitality Solutions reporting segment.
Additionally, we present expenses on our statement of operations to provide additional clarification on our costs by separating technology costs from cost of revenue and moving certain expenses previously classified as cost of revenue to selling, general and administrative to align with the current leadership and operational organizational structure. Financial information for all periods presented reflects these classifications. Within our segments and results of operations, cost of revenue, excluding technology costs, primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, transactional-related costs, including travel agency incentive consideration for reservations made on our global distribution system ("GDS") for Travel Solutions and GDS transaction fees for Hospitality Solutions, amortization of upfront incentive consideration and depreciation and amortization associated with capitalized implementation costs, and certain intangible assets. Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including data processing and hosting, third-party software, other costs associated with the maintenance and minor enhancement of our technology, and depreciation and amortization associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets related to technology. Technology costs also include costs associated with our technology transformation efforts. Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, other overhead costs, personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, and depreciation and amortization associated with property and equipment, acquired customer relationships, trademarks and brand names.
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
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, which utilize significant estimates and assumptions, include, among other things, estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre GDS, revenue recognition for Software-as-a-Service ("SaaS") arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of capitalized implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
Revenue Recognition
Travel Solutions and Hospitality Solutions’ revenue recognition is primarily driven by GDS and reservation system transactions. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment and the amount of revenue recognized varies with the volume of transactions processed. Revenue is recognized if it is not considered probable of reversal.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification ("ASC") 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts for GDS services and central reservation system (CRS) services for Hospitality Solutions have a single stand-ready series performance obligation. For Travel Solutions' IT Solutions revenue, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. In addition, at times we enter into agreements with customers to provide access to Travel Solutions’ GDS and, at or near the same time, enter into a separate agreement to provide IT solutions through SaaS and hosted delivery, resulting in multiple performance obligations within a combined agreement.

Our significant product and services and methods of recognition are as follows:
Stand-ready series revenue recognition
We recognize revenue from usage-based fees for the use of the software which represents a stand-ready performance obligation. Variability in the usage-based fee that does not align with the value provided to the customer can result in a difference between billings to the customer and the timing of contract performance and revenue recognition, which may result in the recognition of a contract asset. This can result in a requirement to forecast expected usage-based fees and volumes over the contract term in order to determine the rate for revenue recognition. This variable consideration is constrained if there is an inability to reliably forecast this revenue or if future reversal is considered probable. Additionally, we may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained.
Travel Solutions—Travel Solutions generates distribution revenue for bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")). GDS services link and engage transactions between travel agents and travel suppliers. Revenue is generated from contracts with the travel suppliers as each booking is made or transaction occurs and represents a stand-ready series performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Distribution revenue associated with car rental, hotel transactions and other travel providers is recognized at the time the reservation is used by the customer. Distribution revenue associated with airline travel reservations is recognized at the time of booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on historical and expected levels of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates.
Travel Solutions also generates IT solutions revenue from its product offerings including reservation systems for full-service and low-cost carriers, commercial and operations products, agency solutions and booking data. Reservation system revenue is primarily generated based on the number of passengers boarded. Generally, customers are charged a fixed, upfront solutions fee and a recurring usage-based fee for the use of the software in a stand-ready series performance obligation. In the context of both our reservation systems and our commercial and operations products, upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution.
Hospitality Solutions—Hospitality Solutions provides technology solutions and other professional services, through SaaS and hosted delivery models, to hoteliers around the world. Generally, customers are charged an upfront solutions fee and a recurring usage-based fee for the use of the software, which represents a stand-ready series performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution.
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the years ended December 31, 2021, 2020 and 2019, we did not impair any of these assets as a result of the related contract becoming uncollectible, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Travel Solutions also directly licenses certain software to its customers where the customer obtains on-site control of the license. Revenue from software license fees is recognized when the customer gains control of the software enabling them to directly use the software and obtain substantially all of the remaining benefits. Fees for ongoing software maintenance are recognized ratably over the life of the contract. Under these arrangements, often we are entitled to minimum fees which are collected over the term of the agreement, while the revenue from the license is recognized at the point when the customer gains control, which results in current and long-term unbilled receivables for these arrangements.
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
Revenue recognition from our Travel Solutions business requires significant judgments such as identifying distinct performance obligations including estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, assessing revenue for constraint particularly due to impacts of the COVID-19 pandemic on our customers and contracts and forecasting future volumes. For a small number of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $4 million, $8 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash and Cash Equivalents
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Restricted Cash
Restricted cash primarily includes $21 million of cash collateral for standby letters of credit associated with guarantees related to our bilateral letter of credit facility issued in conjunction with the 2021 Refinancing (as defined below). See Note 9. Debt for additional information.
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
We maintained an allowance for credit losses of approximately $60 million, $98 million and $58 million at December 31, 2021, 2020 and 2019, respectively. See Note 8. Credit Losses for further considerations involved in the development of this estimate.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 6. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $154 million, $248 million and $295 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $132 million, $203 million and $241 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we capitalized $39 million, $41 million, and $89 million, respectively, related to software developed for internal use.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, we recorded an impairment charge related to our Hospitality Solutions business of $5 million associated with software developed for internal use based on our analysis of the recoverability of such amounts. This impairment charge is recorded within technology costs in our consolidated statement of operations. Additionally, we recorded a $4 million impairment charge associated with leasehold improvements and furniture and fixtures of abandoned leased office space during the year ended December 31, 2020 which is recorded within selling, general, and administrative expenses in our consolidated statement of operations.

Leases
We lease certain facilities under long term operating leases. We determine if an arrangement is a lease at inception. We evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. Finance lease assets are included in property and equipment with associated liabilities included in current portion of debt and long-term debt in our consolidated balance sheets.
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
Assets Held for Sale
We periodically divest assets that we do not consider core to our business strategy. The carrying value of the net assets held for sale are compared to their fair value, less cost to sell, and any initial adjustments of the carrying value to fair value, less cost to sell are recorded when the held for sale criteria are met. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs. When the net assets constitute a business, we allocate a portion of the goodwill from the related reporting unit to the carrying value of the net assets held for sale. The amount of goodwill allocated is based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2021, 2020 and 2019. See Note 5. Goodwill and Intangible Assets for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2021, 2020 and 2019. See Note 5. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in joint ventures that we do not control but over which we exert significant influence. We periodically evaluate equity and debt investments in entities accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $23 million as of December 31, 2021 and $24 million as of December 31, 2020.
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
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 6. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $35 million, $37 million and $39 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Adoption of New Accounting Standards
In December 2021, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606: Revenue from contracts with customers. We adopted this standard in the fourth quarter of 2021, which did not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued updated guidance limiting the accounting models for convertible instruments, which requires the senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into April 2020 to be accounted for as a single liability measured at amortized cost. We elected to early adopt this standard on January 1, 2021 using the full retrospective method, which requires us to restate each prior reporting period presented. As a result of adoption, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally recognized within equity in connection with the debt discount and issuance costs was also derecognized. The debt issuance costs that were originally allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%. As a result of derecognizing the net deferred tax liability of $18 million related to the debt discount, the valuation allowance associated with the deferred tax asset increased by $17 million for the year ended December 31, 2020. The impact of the adoption of the guidance on our consolidated statements of operations for the year end December 31, 2020 was a decrease in interest, net of $9 million, and a decrease in benefit for income taxes of $19 million. This increased our net loss attributable to common stockholders by $10 million for the year ended December 31, 2020. There was a $0.03 decrease in earnings per share for the year ended December 31, 2020 as a result of the adoption. The impacts to our consolidated balance sheets as of December 31, 2020 are shown below (in thousands):

	December 31, 2020
	As Originally Reported	Adjustments	Recast
Deferred income taxes	$72,744	$(548)	$72,196
Long-term debt	4,639,782	78,026	4,717,808
Additional paid-in capital	3,052,953	(67,876)	2,985,077
Accumulated deficit	(2,090,022)	(9,602)	(2,099,624)
Total stockholders’ equity	362,632	(77,478)	285,154
Total liabilities and stockholders’ equity	6,077,722	—	6,077,722
In December 2019, the FASB issued updated guidance which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard prospectively in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2022. As of December 31, 2021 we have not modified any of the interest rates on our outstanding debt and therefore, the options under this standard are not applicable.
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

The following table presents our assets and liabilities with customers as of December 31, 2021 and December 31, 2020 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2021	December 31, 2020
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$79,682	$88,850
Trade and unbilled receivables, net	Accounts receivable, net	258,800	253,511
Long-term trade unbilled receivables, net	Other assets, net	23,709	38,156
Contract liabilities	Deferred revenues / other noncurrent liabilities	135,273	176,956
_______________________________
(1) Includes contract assets of $11 million and $8 million for December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, we recognized revenue of approximately $38 million from contract liabilities that existed as of January 1, 2021. Our long-term trade unbilled receivables, net relate to license fees billed ratably over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 8. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2021	2020	2019
Distribution	$901,478	$582,115	$2,730,845
IT Solutions(1)	602,061	594,579	992,155
Total Travel Solutions	1,503,539	1,176,694	3,723,000
SynXis Software and Service	178,940	156,749	257,612
Other	23,688	17,879	35,268
Total Hospitality Solutions	202,628	174,628	292,880
Eliminations	(17,292)	(17,222)	(40,892)
Total Sabre Revenue	$1,688,875	$1,334,100	$3,974,988
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $22 million and $31 million for the years ended December 31, 2021 and 2020, respectively.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is $13 million.
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
We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Our cancellation reserve is highly sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. Our air booking cancellation reserve totaled $18 million as of December 31, 2021 and 2020. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, we cannot provide assurance that the assumptions used in these estimates will be accurate and the impacts could be material on our cancellation reserves and results of operations.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment resulted in impairments of approximately $1 million and $10 million for the years ended December 31, 2021 and 2020, respectively. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Contract acquisition costs:
Beginning balance	$21,871	$23,595
Additions	7,609	5,590
Amortization	(7,171)	(7,314)
Ending balance	$22,309	$21,871

Capitalized implementation costs:
Beginning balance	$145,712	$175,968
Additions	19,027	17,301
Amortization	(34,750)	(37,094)
Impairment (1)	(1,315)	(9,562)
Assets classified as held for sale, net	(19,169)	—
Other	257	(901)
Ending balance	$109,762	$145,712
_______________________________
(1) Includes an impairment charge related to a specific customer of $4 million and $6 million in other impairments for the year ended December 31, 2020.

3. Acquisitions and Dispositions
AirCentre Disposition
On October 28, 2021, we announced that we have entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. At closing, we will sell the AirCentre product portfolio, related technology and intellectual property for $392.5 million. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2022. We cannot provide assurance that the sale will occur on these terms or at all. AirCentre met the requirements for presentation as held for sale as of December 31, 2021. There were no losses recorded on held for sale assets for the year ended December 31, 2021.
We determined that the impending exit from these businesses does not represent a strategic shift that had or will have a major effect on our consolidated results of operations, and therefore were not classified as a discontinued operation. The results of operations for these businesses are included within the Travel Solutions reportable segment for all periods presented.

The assets and liabilities held for sale, measured at the lower of carrying value or fair value, less cost to sell, were as follows as of December 31, 2021 (in thousands):

As of December 31, 2021
Assets:
Accounts receivable, net	$21,151
Prepaid expenses and other current assets	207
Current assets held for sale	21,358
Property and equipment, net of accumulated depreciation	9,496
Goodwill	152,742
Acquired customer relationships, net of accumulated amortization	2,785
Other assets, net	38,181
Long-term assets held for sale	203,204
Total assets held for sale	$224,562
Liabilities:
Accounts payable	$73
Accrued compensation and related benefits	715
Deferred revenues	19,753
Other accrued liabilities	551
Current liabilities held for sale	21,092
Other noncurrent liabilities	15,476
Long-term liabilities held for sale	15,476
Total liabilities held for sale	$36,568
Terminated Farelogix Acquisition
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
Radixx Acquisition
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
During the year ended December 31, 2021, we reduced restructuring charges by $7 million, for a total of $79 million incurred in connection with these restructuring activities, since the first quarter of 2020.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheet (in thousands):

Year Ended December 31, 2021
Balance as of January 1, 2021	$23,253
Cash payments	(13,803)
Non-cash adjustments	(7,137)
Balance as of December 31, 2021	$2,313
5. Goodwill and Intangible Assets
As a result of the 2020 strategic realignment discussed above, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. We updated our goodwill assessment on a qualitative basis, reflecting both pre- and post-organization, for all reporting units as of June 30, 2020, and determined that our goodwill was not impaired for any reporting unit at this date.
Changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Travel Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2019	$2,478,440	$154,811	$2,633,251
Adjustments(1)	(2,239)	5,534	3,295
Balance as of December 31, 2020	$2,476,201	$160,345	$2,636,546
Reclassified to assets held for sale	(152,742)	—	(152,742)
Adjustments(1)	(8,942)	(4,656)	(13,598)
Balance as of December 31, 2021	$2,314,517	$155,689	$2,470,206
________________________
(1)Includes allocated goodwill on divestitures as well as net foreign currency effects during the year.

The following table presents our intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,028,841	$(771,479)	$257,362	$1,050,485	$(761,335)	$289,150
Trademarks and brand names	333,537	(169,260)	164,277	333,538	(158,491)	175,047
Reacquired rights	113,500	(105,393)	8,107	113,500	(89,179)	24,321
Purchased technology	435,914	(426,306)	9,608	436,988	(418,926)	18,062
Acquired contracts, supplier and distributor agreements	37,600	(36,271)	1,329	37,599	(32,813)	4,786
Non-compete agreements	14,686	(14,686)	—	14,686	(14,686)	—
Total intangible assets	$1,964,078	$(1,523,395)	$440,683	$1,986,796	$(1,475,430)	$511,366
Amortization expense relating to intangible assets subject to amortization totaled $64 million, $66 million and $65 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2022	$50,866
2023	37,160
2024	33,938
2025	31,224
2026	30,952
2027 and thereafter	256,543
Total	$440,683

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid Expenses	$71,162	$77,232
Value added tax receivable	33,123	30,782
Other	17,306	24,958
Prepaid expenses and other current assets	$121,591	$132,972

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Buildings and leasehold improvements	$38,792	$37,766
Furniture, fixtures and equipment	35,675	38,290
Computer equipment	318,156	391,126
Software developed for internal use	1,769,840	1,891,718
Property and equipment	2,162,463	2,358,900
Accumulated depreciation and amortization	(1,912,651)	(1,995,409)
Property and equipment, net	$249,812	$363,491
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2021	2020
Capitalized implementation costs, net	$109,762	$145,712
Deferred upfront incentive consideration	84,099	127,104
Long-term contract assets and customer advances and discounts(1)	82,742	86,610
Right-of-Use asset(2)	99,587	125,110
Long-term trade unbilled receivables(1)	23,709	38,156
Other	75,525	107,076
Other assets, net	$475,424	$629,768
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers for additional information.
(2) Refer to Note 12. Leases, for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Pension and other postretirement benefits	$85,666	$127,841
Deferred revenue	45,734	69,934
Lease liabilities(1)	79,368	97,403
Other	86,269	85,443
Other noncurrent liabilities	$297,037	$380,621
___________________________
(1) Refer to Note 12. Leases, for additional information.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2021	2020
Defined benefit pension and other postretirement benefit plans	$(84,773)	$(135,596)
Unrealized foreign currency translation gain	6,282	13,671
Share of other comprehensive loss of equity method investment	(1,796)	(1,195)
Unrealized loss on foreign currency forward contracts, interest rate swaps and available-for-sale securities	—	(12,837)
Total accumulated other comprehensive loss, net of tax	$(80,287)	$(135,957)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 10. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
7. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2021	2020	2019
Components of pre-tax (loss) income:
Domestic	$(738,394)	$(1,023,243)	$30,960
Foreign	(199,993)	(281,696)	168,678
	$(938,387)	$(1,304,939)	$199,638
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current portion:
Federal	$(1,575)	$(5,067)	$4,488
State and Local	(709)	(435)	3,781
Non U.S.	15,187	11,823	49,982
Total current	12,903	6,321	58,251
Deferred portion:
Federal	(2,223)	(16,548)	(14,215)
State and Local	563	(3,379)	(1,692)
Non U.S.	(25,855)	(7,406)	(7,018)
Total deferred	(27,515)	(27,333)	(22,925)
Total provision for income taxes	$(14,612)	$(21,012)	$35,326

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax provision at statutory federal income tax rate	$(197,061)	$(274,037)	$41,924
State income taxes, net of federal benefit	(9,414)	(15,003)	2,223
Impact of non U.S. taxing jurisdictions, net	26,029	38,994	9,458
Employee stock based compensation	9,836	13,985	8,380
Research tax credit	(16,901)	(11,328)	(28,593)
Tax receivable agreement (TRA)(1)	—	—	(536)
Valuation Allowance	176,921	218,687	957
Other, net	(4,022)	7,690	1,513
Total provision for income taxes	$(14,612)	$(21,012)	$35,326
___________________________
(1) Amount includes adjustments to the TRA, which are not taxable.

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
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Employee benefits other than pension	$36,670	$21,903
Lease liabilities	22,214	22,108
Deferred revenue	37,348	33,824
Pension obligations	19,129	27,865
Tax loss carryforwards	377,286	259,095
Incentive consideration	4,864	4,158
Tax credit carryforwards	57,657	47,110
Suspended loss	14,592	14,528
Software developed for internal use	16,208	—
Accrued expenses	12,946	1,209
Total deferred tax assets	598,914	431,800
Deferred tax liabilities:
Bond discounts	(1,731)	(1,158)
Right of use assets	(22,276)	(21,376)
Depreciation and amortization	(6,419)	(8,284)
Software developed for internal use	—	(19,917)
Intangible assets	(98,072)	(110,625)
Unrealized gains and losses	(24,118)	(24,109)
Non U.S. operations	(17,543)	(15,674)
Investment in partnership	(8,528)	(7,565)
Other	(1,580)	(3,031)
Total deferred tax liabilities	(180,267)	(211,739)
Valuation allowance	(429,935)	(268,076)
Net deferred tax liability	$(11,288)	$(48,015)
As a result of the enactment of the TCJA, we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2021, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2021 and have not provided deferred taxes on any outside basis differences, with the exception of balances associated with the AirCentre disposition. With respect to the held for sale nature of our AirCentre portfolio of products, we have established deferred taxes, where applicable, for the outside basis of the capital investment of subsidiaries to be sold.
As of December 31, 2021, we have U.S. federal NOL carryforwards of approximately $969 million, which primarily have an indefinite carryforward period. Additionally, we have research tax credit carryforwards of approximately $31 million, which will expire between 2022 and 2041. As a result of the acquisition of Radixx and other prior business combinations, $33 million of our U.S. federal NOLs are subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Code) with the majority expiring between 2023 and 2037. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $18 million which will expire primarily between 2022 and 2041 and state research tax credit carryforwards of $19 million which will expire between 2023 and 2040. We have $508 million of NOL carryforwards and $9 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $322 million and $22 million, respectively as of December 31, 2021. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $86 million as of December 31, 2021. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2021, 2020, and 2019, we recognized a benefit of $3 million, an expense of $6 million, and benefit of $7 million, respectively, related to interest and penalties. As of December 31, 2021 and 2020, we had a liability, including interest and penalties, of $110 million and $96 million, respectively, for unrecognized tax benefits, including cumulative accrued interest and penalties of approximately $25 million and $23 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$73,054	$64,645	$70,327
Additions for tax positions taken in the current year	3,655	3,090	5,149
Additions for tax positions of prior years	12,625	7,504	12,679
Additions for tax positions from acquisitions	—	—	1,294
Reductions for tax positions of prior years	(29)	—	(19,611)
Reductions for tax positions of expired statute of limitations	(4,376)	(656)	(1,192)
Settlements	—	(1,529)	(4,001)
Balance at end of year	$84,929	$73,054	$64,645

    We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $44 million, $47 million, and $42 million as of December 31, 2021, 2020, and 2019 respectively.

As of December 31, 2021, 2020, and 2019, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $73 million, $55 million, and $48 million, respectively. We believe that it is reasonably possible that $6 million in unrecognized tax benefits may be resolved in the next twelve months, due to statute of limitations expiration.

    In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2016 - forward
Singapore	2016 - forward
India	1996 - forward
Uruguay	2015 - forward
U.S. Federal	2014, 2015, 2018 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
Tax Receivable Agreement
Immediately prior to the closing of our initial public offering in April 2014, we entered into the TRA, which provides the right to receive future payments from us to stockholders and equity award holders that were our stockholders and equity award holders, respectively, immediately prior to the closing of our initial public offering (collectively, the "Pre-IPO Existing Stockholders"). In connection with the TRA, we made payments, including interest, of $72 million in January 2020, and $105 million in 2019. In December 2019, we exercised our right under the terms of the TRA to accelerate our remaining payments under the TRA and make an early termination payment of $1 million, to the Pre-IPO Existing Shareholders, which was included in the January 2020 payment of $72 million described above. As a result, no future payments are required to be made to the Pre-IPO Existing Stockholders under the TRA.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2021 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2021
Balance at December 31, 2020	$97,569
Provision for expected credit losses	(7,788)
Write-offs	(27,843)
Other	(2,292)
Balance at December 31, 2021	$59,646
Our provision for expected credit losses was a reduction of $8 million for the year ended December 31, 2021. Our provision for expected credit losses totaled $66 million for the year ended December 31, 2020. For the year ended December 31, 2020, we fully reserved certain aged balances related to particular customers due to heightened uncertainty regarding collectability, including uncertainty related to bankruptcy filings by several of our customers during the year ended December 31, 2020. Additionally, the impact of the COVID-19 pandemic on the global economy and other general increases in aging balances has affected our current estimate of expected credit losses since implementation of the new credit impairment standard. Macro-economic factors, including the economic downturn, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic may continue to result in the restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2021, approximately 53% of our air customers make payments through the ACH which accounts for approximately 82% of our air revenue. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
9. Debt
As of December 31, 2021 and 2020, our outstanding debt included in our consolidated balance sheets totaled $4,753 million and $4,744 million, respectively, which are net of debt issuance costs of $45 million and $54 million, respectively, and unamortized discounts of $9 million and $10 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2021 and 2020 (in thousands):

			December 31,
	Rate	Maturity	2021	2020
Senior secured credit facilities:
Term Loan B	L+2.00%	February 2024	$1,805,806	$1,824,616
Other Term Loan B(1)	L+4.00%	December 2027	—	637,000
Term Loan B-1(1)	L+3.50%	December 2027	401,980	—
Term Loan B-2(1)	L+3.50%	December 2027	640,780	—
Revolver, $400 million(1)	L+2.75%	November 2023	—	375,000
9.250% senior secured notes due 2025	9.25%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	345,000
Finance lease obligations			—	889
Face value of total debt outstanding			4,806,786	4,807,505
Less current portion of debt outstanding			(29,290)	(26,068)
Face value of long-term debt outstanding			$4,777,496	$4,781,437
_____________________________
(1)The balances under the Other Term Loan B facility and the Revolver were refinanced pursuant to the 2021 Refinancing (as defined below), with the proceeds of the Term Loan B-1 and Term Loan B-2.

On July 12, 2021, pursuant to the 2021 Refinancing (as defined below), we drew $25 million under the Revolver, entered into agreements to refinance the $400 million outstanding balance and terminated the revolving commitments thereunder. See the discussion of the 2021 Refinancing below. We had outstanding letters of credit totaling $10 million as of December 31, 2021, which were secured by a $20 million cash collateral deposit account. We had $375 million outstanding under the Revolver on December 31, 2020, and had outstanding letters of credit totaling $10 million as of December 31, 2020, which reduced our overall credit capacity under the Revolver.
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
On July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder (the "2021 Refinancing"). We incurred no additional indebtedness as a result of the 2021 Refinancing, other than amounts covering certain interest, fees and expenses. Among other things, the 2021 Refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. The 2021 Refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans and the outstanding $400 million Revolver balance, and to terminate the revolving commitments thereunder. The remaining proceeds, net of a $3 million discount, were used to pay a $6 million redemption premium and $6 million in other fees associated with the refinancing. We recognized a loss on extinguishment of debt in connection with these transactions during the year ended December 31, 2021 of $13 million and debt modification costs for financing fees of $2 million recorded to Other, net. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million bilateral letter of credit facility, which is secured by a cash collateral deposit account and included as Restricted cash on our consolidated balance sheets as of December 31, 2021.
Principal Payments
Term Loan B matures on February 22, 2024 and requires principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. Term Loan B-1 and Term Loan B-2 mature on December 17, 2027 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. For the year ended December 31, 2021, we made $24 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2020, we were not required to make an excess cash flow payment in 2021, and no excess cash flow payment is expected to be required in 2022 with respect to our results for the year ended December 31, 2021. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of December 31, 2021, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the one-month LIBOR as the floating interest rate on all of our outstanding term loans. Interest payments are due on the last day of each month as a result of electing one-month LIBOR. Interest on a portion of the outstanding loan was hedged with interest rate swaps (see Note 10. Derivatives).

	Eurocurrency borrowings	Base rate borrowings
	Applicable Margin(1)	Applicable Margin
Term Loan B	2.00%	1.00%
Term Loan B-1	3.50%	2.50%
Term Loan B-2	3.50%	2.50%
_____________________________
(1)Term Loan B is subject to a 0.00% floor, while Term Loan B-1 and Term Loan B-2 are subject to a 0.50% floor.
Applicable margins for the Term Loan B are 2.00% per annum for Eurocurrency rate loans and 1.00% per annum for base rate loans over the life of the loan, with a floor of 0.00%. Applicable margins for the Term Loan B-1 and Term Loan B-2 are 3.50% per annum for Eurocurrency rate loans and 2.50% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Eurocurrency rate, and 1.50% for the base rate, respectively.
The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate plus a credit spread adjustment factor for Term Loan B-1 and Term Loan B-2. Term Loan B allows for a transition to the Prime rate plus a margin from the LIBOR rate.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2021, 2020 and 2019, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2021	2020	2019
Including the impact of interest rate swaps	3.91%	4.03%	4.64%
Excluding the impact of interest rate swaps	3.33%	3.26%	4.63%
Effective December 31, 2021 all outstanding interest rate swaps have matured.
Senior Secured Notes due 2025
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Due to the price of our common stock during the 30 days preceding December 31, 2021, the first condition above has not been met as of December 31, 2021 and the Exchangeable Notes are not exchangeable by the holders during the first quarter of 2022. As of December 31, 2021, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $30 million.
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
During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of December 31, 2021, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
As the result of the adoption of a new accounting standard on January 1, 2021, using the full retrospective method, the Exchangeable Notes are presented as a single liability measured at amortized cost. As presented in Note 1. Summary of Business and Significant Accounting Policies, the component of the Exchangeable Notes originally bifurcated as equity was derecognized and accounted for as a liability. The net deferred tax liability originally established in connection with the debt discount and issuance costs within equity was also removed and the debt issuance costs which were allocated to equity were reclassified to debt and amortized using an effective interest rate of approximately 5%.

The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2021 (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Principal	$333,220	$345,000
Less: Unamortized debt discount	7,917	10,443
Net carrying value(1)	$325,303	$334,557

The following table sets forth interest expense recognized related to the Exchangeable Notes for year ended December 31, 2021 (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Contractual interest expense	$13,576	$9,698
Amortization of issuance costs	2,209	1,527

Aggregate Maturities
As of December 31, 2021, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2022	$29,290
2023	29,290
2024	1,778,665
2025	1,968,700
2026	10,480
Thereafter	990,361
Total	$4,806,786

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2021 and 2020. As of December 31, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—We had no interest rate swaps outstanding as of December 31, 2021. Interest swaps matured during the years ended December 31, 2021, 2020 and 2019 as follows:

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
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2021 and 2020 are as follows (in thousands):

	Derivative Liabilities
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2021	2020
Interest rate swaps	Other accrued liabilities	$—	$(16,038)
Total		$—	$(16,038)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019
Foreign exchange contracts	$—	$(4,652)	$(360)
Interest rate swaps	(134)	(15,869)	(14,857)
Total	$(134)	$(20,521)	$(15,217)

		Amount of Loss Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2021	2020	2019
Foreign exchange contracts	Cost of revenue, excluding technology costs	$—	$2,992	$5,351
Interest rate swaps	Interest expense, net	12,805	14,898	156
Total		$12,805	$17,890	$5,507

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
The following tables present our liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	December 31, 2020	Level 1	Level 2	Level 3
Derivatives (1):
Interest rate swap contracts	$(16,038)	$—	$(16,038)	$—
Total	$(16,038)	$—	$(16,038)	$—
____________________
(1) See Note 10. Derivatives for further details.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2021 and 2020.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable Notes, senior secured notes due 2025 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of December 31, 2021 and 2020 (in thousands):

	Fair Value at December 31,		Carrying Value(1) at December 31,
Financial Instrument	2021	2020	2021	2020
Term Loan B	$1,767,432	$1,785,843	$1,803,318	$1,821,016
Term Loan B-1	397,458	—	401,036	—
Term Loan B-2	633,171	—	635,416	—
Other Term Loan B(1)	—	639,389	—	630,663
Revolver, $400 million	—	375,000	—	375,000
9.25% senior secured notes due 2025	877,916	925,610	775,000	775,000
7.375% senior secured notes due 2025	886,423	925,030	850,000	850,000
4.00% senior exchangeable notes due 2025	454,459	610,907	333,220	345,000
_____________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, we assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances that would require us to perform a goodwill impairment test and we did not record any goodwill impairment charges for the year ended December 31, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material. See Note 5. Goodwill and Intangible Assets for additional information.

12. Leases
The following table presents the components of lease expense for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$28,932	$25,442
Finance lease cost:
Amortization of right-of-use assets	$1,076	$6,743
Interest on lease liabilities	34	124
Total finance lease cost	$1,110	$6,867
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2021	2020
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$26,517	$23,694
Operating cash flows used in finance leases	34	124
Financing cash flows used in finance leases	75	4,600
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$296	$89,328

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$99,587	$125,110
Other accrued liabilities	21,106	37,892
Other noncurrent liabilities	79,368	97,403
Total operating lease liabilities	$100,474	$135,295
Finance Leases
Property and equipment	33,819	34,931
Accumulated depreciation	(33,819)	(32,747)
Property and equipment, net	$—	$2,184
Other accrued liabilities	—	889
Total finance lease liabilities	$—	$889

The following table presents other supplemental information related to leases:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	7.9	7.9
Finance leases	—	1
Weighted Average Discount Rate
Operating leases	5.5%	5.3%
Finance leases	—%	4.0%
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
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 1.3 million square feet of office space in 65 locations in 38 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$21,684
2023	17,126
2024	15,682
2025	11,125
2026	11,726
Thereafter	48,993
Total	126,336
Imputed Interest	(25,862)
Total	$100,474
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
We recorded $22 million of accrued preferred stock dividends in our consolidated results of operations for the year ended December 31, 2021. During the year ended December 31, 2021, we paid cash dividends on our preferred stock of $22 million. On February 2, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2022 to holders of record of the Preferred Stock on February 15, 2022.
Unless earlier converted, each outstanding share of Preferred Stock will automatically convert, on the mandatory conversion date, which is expected to be September 1, 2023 into shares of our common stock at a rate between 11.9048 and 14.2857, subject to customary anti-dilution adjustments. The number of shares of our common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. The number of shares issued at conversion based on the unadjusted conversion rates will be between 39 million and 47 million shares.
Holders of the Preferred Stock have the right to convert all or any portion of their shares at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “Make-Whole Fundamental Change” (as defined in the Certificate of Designations governing the Preferred Stock) will be settled at the minimum conversion rate of 11.9048. If a Make-Whole Fundamental Change occurs, holders of the Preferred Stock will, in certain circumstances, be entitled to convert their shares at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments. In the fourth quarter of 2021, a certain holder elected to convert 50,000 shares of preferred stock to 595,240 shares of common stock.
The Preferred Stock is not redeemable at our election before the mandatory conversion date. The holders of the Preferred Stock do not have any voting rights, with limited exceptions. In the event that Preferred Stock dividends have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect two new directors until all accumulated and unpaid Preferred Stock dividends have been paid in full, at which time that right will terminate.
Common Stock
On August 24, 2020, we completed an offering of 41,071,429 shares of our common stock which generated net proceeds of approximately $275 million for use as general corporate purposes.
During the year ended December 31, 2021, we did not pay cash dividends on our common stock. We paid a cash dividend on our common stock of $0.14 per share, totaling $39 million, on March 30, 2020, and we paid a quarterly cash dividend on our common stock of $0.14 per share, totaling $154 million, during the year ended December 31, 2019. Given the impacts of COVID-19, we suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the years ended December 31, 2021 and 2020 we did not repurchase any shares pursuant to the Share Repurchase Program. For the year ended December 31, 2019 we repurchased 3,673,768 shares totaling $78 million pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of December 31, 2021.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of December 31, 2021, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 9. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.

14. Equity-Based Awards
As of December 31, 2021, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), the 2019 Director Equity Compensation Plan ("2019 Director Plan"), and the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (the "2021 Omnibus Plan") . Our 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan, the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2019 Director Plan provides for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under the 2016 Omnibus Plan, the 2014 Omnibus Plan, the Sovereign MEIP and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 12,000,000 shares of our common stock for issuance under our 2021 Omnibus Plan. We added 6,438,450 shares that were reserved but not issued under the Sovereign MEIP, Sovereign 2012 MEIP, 2014 Omnibus, 2016 Omnibus Plans, and 2019 Omnibus Plan to the 2021 Omnibus Plan reserves, for a total of 18,438,450 authorized shares of common stock for issuance under the 2021 Omnibus Plan. Additionally, we have reserved 500,000 shares of our common stock for issuance under our 2019 Director Plan. Time-based options granted under the 2019, 2016, and 2014 Omnibus Plans prior to 2020 generally vest over a four year period with 25% vesting at the end of year one and the remaining vesting quarterly thereafter. Time-based options granted under the 2021 Omnibus plan and the 2019 Omnibus Plan in 2020 and 2021 vest over a three-year period, vesting in equal annual installments. Options granted prior to fiscal year 2020 vested over a four-year period. Options granted are exercisable for up to 10 years. RSUs generally vest over a four year period with 25% vesting annually. PSUs granted prior to 2020 generally vest over a four year period with 25% vesting annually. During 2020 and 2021, we granted PSUs that vest over a three year period in equal annual installments, as well as PSUs that cliff vest at the end of one, two, or three years, depending on the terms of the grant. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $121 million, $70 million and $67 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. The following table summarizes the weighted-average assumptions used:

	Year Ended December 31,
	2021	2020	2019
Exercise price	$11.81	$8.24	$21.37
Average risk-free interest rate	0.67%	0.70%	2.40%
Expected life (in years)	6.00	6.00	6.11
Expected volatility	54.95%	36.41%	26.32%
Dividend yield	—%	5.11%	2.62%

The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2021:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2020	3,300,256	$13.59	7.9	$7,401
Granted	19,641	11.81
Exercised	(84,341)	8.81
Forfeited	(61,383)	15.39
Expired	(130,897)	22.95
Outstanding at December 31, 2021	3,043,276	$13.27	7.2	$733
Vested and exercisable at December 31, 2021	1,672,903	$16.37	6.4	$240
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $8.59 and $12.02 on December 31, 2021 and 2020, respectively. If the aggregate intrinsic value is negative, it is assigned a nil value.
The total intrinsic value of stock options exercised was immaterial for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, the total intrinsic value of stock options exercised was $4 million. The weighted-average fair values of options granted were $6.01, $1.71, and $4.55 during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $2 million in unrecognized compensation expense associated with stock options will be recognized over a weighted-average period of 1.5 years.
The following table summarizes the activities for our RSUs for the year ended December 31, 2021:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	12,309,646	$12.07
Granted	3,697,135	15.82
Vested	(4,899,238)	12.43
Forfeited	(871,986)	13.52
Unvested at December 31, 2021	10,235,557	$13.16
The total fair value of RSUs vested, as of their respective vesting dates, was $62 million, $52 million, and $47 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately $85 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.2 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2021:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	2,846,795	$14.18
Granted	2,066,181	15.83
Vested	(891,395)	17.84
Forfeited	(244,436)	15.46
Unvested at December 31, 2021	3,777,145	$11.42

The total fair value of PSUs vested, as of their respective vesting dates, was $15 million, $14 million, and $11 million during the years ended December 31, 2021, 2020 and 2019, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures. During the year ended December 31, 2020, we amended the 2020 performance metrics associated with PSUs that vest in March 2021 due to the impact of COVID-19 on our performance and these awards became subject to variable accounting based on the fair value at the end of each period with the cumulative effect of changes in fair value recorded each reporting period through March 2021. During the year ended December 31, 2021, we amended the performance criteria for all other outstanding PSUs as of March 2021. During the years ended December 31, 2021, 2020 and 2019, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2021, unrecognized compensation expense associated with PSUs expected to vest totaled $31 million and $13 million for the annual measurement periods ending December 31, 2022 and 2023, respectively.

15. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
(Loss) income from continuing operations	$(923,775)	$(1,283,927)	$164,312
Less: Net income attributable to non-controlling interests	2,162	1,200	3,954
Less: Preferred stock dividends	21,602	7,659	—
Net (loss) income from continuing operations available to common stockholders, basic and diluted	$(947,539)	$(1,292,786)	$160,358
Denominator:
Basic weighted-average common shares outstanding	320,922	289,855	274,168
Add: Dilutive effect of stock options and restricted stock awards	—	—	2,049
Diluted weighted-average common shares outstanding	320,922	289,855	276,217
Earnings per share from continuing operations:
Basic	$(2.95)	$(4.46)	$0.58
Diluted	$(2.95)	$(4.46)	$0.58
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 4 million and 2 million of dilutive stock options and restricted stock awards for the years ended December 31, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 2 million for the year ended December 31, 2021 and 3 million for the years ended December 31, 2020 and 2019 of anti-dilutive common stock equivalents.

We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million and 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the years ended December 31, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. There was a $0.03 decrease to our earnings per share for the year ended December 31, 2020, as a result of the full retrospective adoption on January 1, 2021 of updated guidance affecting the accounting for the Exchangeable Notes. See Note 1. Summary of Business and Significant Accounting Policies for further information.

Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if- converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The approximately 39 million and 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the years ended December 31, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods.
16. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. During 2020, we temporarily suspended our 401(k) match program for US-based employees in connection with our cost reduction efforts in response to market conditions as the result of the COVID-19 pandemic. We recognized expenses related to the 401(k) Plan of approximately $18 million, $7 million and $23 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2021 and 2020, and the unfunded status as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$(469,016)	$(463,436)
Interest cost	(11,822)	(14,675)
Actuarial gain (loss), net	22,387	(53,831)
Benefits paid	18,992	18,476
Lump sum settlement	21,500	44,450
Benefit obligation at December 31	$(417,959)	$(469,016)
Change in plan assets:
Fair value of assets at January 1	$345,253	$338,264
Actual return on plan assets	26,330	55,215
Employer contributions	2,700	14,700
Benefits paid	(18,992)	(18,476)
Lump sum settlement	(21,500)	(44,450)
Fair value of assets at December 31	$333,791	$345,253
Unfunded status at December 31	$(84,168)	$(123,763)
The actuarial gain, net of $22 million for the year ended December 31, 2021 is attributable to an increase in the discount rate. The actuarial loss, net of $54 million for the year ended December 31, 2020 is attributable to a decrease in the discount rate. During the year ended December 31, 2021 and 2020 lump sum settlements occurred within our defined benefit pension plan which resulted in a loss of $8 million and $18 million, respectively, recorded to Other, net.
The net benefit obligation of $84 million and $124 million as of December 31, 2021 and 2020, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive income (loss) associated with the LPP, net of deferred taxes of $40 million as of December 31, 2021 and 2020, are as follows (in thousands):

	December 31,
	2021	2020
Net actuarial loss	$(115,772)	$(159,709)
Prior service credit	7,666	9,099
Pension settlement	21,534	14,005
Accumulated other comprehensive loss	$(86,572)	$(136,605)

The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest cost(1)	$11,822	$14,675	$18,324
Expected return on plan assets(1)	(14,334)	(15,420)	(18,510)
Amortization of prior service credit(1)	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss(1)	7,985	8,622	6,516
Net periodic benefit	$4,041	$6,445	$4,898
Settlement charge(1)	7,529	18,071	—
Net cost	$11,570	$24,516	$4,898
Weighted-average discount rate used to measure benefit obligations	2.97%	2.60%	3.53%
Weighted average assumptions used to determine net benefit cost:
Discount rate(2)	2.60%	3.53%	4.41%
Expected return on plan assets	5.00%	5.00%	5.75%
________________________________
(1) Included in Other, net on our consolidated statement of operations.
(2) Discount rates are as of January 1 of the respective years. Due to settlements during the year additional discount rates assumed are as follows: August 31, 2020: 2.76%, June 30, 2021: 2.89%, September 30, 2021: 2.96%.
The following table provides the pre-tax amounts recognized in other comprehensive income (loss), including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2021	2020	2019
Net actuarial loss (gain)	$(37,258)	$15,225	$11,196
Pension settlement	(7,529)	(18,071)	—
Amortization of actuarial loss	(7,985)	(8,611)	(6,516)
Amortization of prior service credit	1,432	1,432	1,432
Total (income) loss recognized in other comprehensive income (loss)	$(51,340)	$(10,025)	$6,112
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(39,771)	$14,491	$11,010
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit and 28% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 11. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$269,860	$—	$269,860
U.S. equity securities	—	54,944	—	54,944
Money market mutual fund	1,104	—	—	1,104
Limited partnership interest:
Real estate	—	—	7,883	7,883
Total assets at fair value	$1,104	$324,804	$7,883	$333,791

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$263,244	$—	$263,244
U.S. equity securities	—	65,257	—	65,257
Money market mutual fund	8,017	—	—	8,017
Limited partnership interest:
Real estate	—	—	8,735	8,735
Total assets at fair value	$8,017	$328,501	$8,735	$345,253

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2019	$9,948
Contributions	87
Net distributions	(300)
Redemptions	(573)
Advisory fee	(92)
Net investment income	400
Unrealized loss	(728)
Net realized loss	(7)
Ending balance at December 31, 2020	$8,735
Net distributions	(235)
Redemptions	(977)
Advisory fee	(83)
Net investment income	330
Unrealized gain	89
Net realized gain	24
Ending balance at December 31, 2021	$7,883
We contributed $3 million and $15 million to fund our defined benefit pension plans during the years ended December 31, 2021 and 2020, respectively. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset contributions for calendar year 2021 and 2022. As such, we do not expect to make contributions to our defined benefit pension plans in 2022.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2022.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2022	$28,674
2023	26,873
2024	30,521
2025	33,280
2026	31,257
2027-2031	148,135

17. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.8 billion. These purchase commitments extend through 2030.
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
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of December 31, 2021.
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
American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The Court also denied American Airlines’ subsequent motion seeking reconsideration of the Court’s denial of the temporary injunction. We could incur significant fees, costs and expenses for as long as the litigation is ongoing. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2018 and appeals for assessment years ending March 2006 through March 2018 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $46 million as of December 31, 2021. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2021, we do not believe that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
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
Our CODM utilizes Adjusted Operating (Loss) Income, which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our uses of Adjusted Operating (Loss) Income has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
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
Segment information for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
Travel Solutions	$1,503,539	$1,176,694	$3,723,000
Hospitality Solutions	202,628	174,628	292,880
Eliminations	(17,292)	(17,222)	(40,892)
Total revenue	$1,688,875	$1,334,100	$3,974,988
Adjusted Operating (Loss) Income(a)
Travel Solutions	$(222,679)	$(523,122)	$729,266
Hospitality Solutions	(39,806)	(63,915)	(21,632)
Corporate	(196,832)	(158,237)	(194,226)
Total	$(459,317)	$(745,274)	$513,408
Depreciation and amortization
Travel Solutions	$170,673	$250,540	$292,097
Hospitality Solutions	26,354	42,789	53,098
Total segments	197,027	293,329	345,195
Corporate	65,158	70,414	69,426
Total	$262,185	$363,743	$414,621
Capital Expenditures
Travel Solutions	$25,128	$23,481	$52,642
Hospitality Solutions	224	3,177	11,324
Total segments	25,352	26,658	63,966
Corporate	28,950	38,762	51,200
Total	$54,302	$65,420	$115,166
(a)The following table sets forth the reconciliation of operating (loss) income in our statement of operations to Adjusted Operating (Loss) Income (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating (loss) income	$(665,487)	$(988,039)	$363,417
Add back:
Equity method (loss) income	(264)	(2,528)	2,044
Impairment and related charges(1)	—	8,684	—
Acquisition-related amortization(2)	64,144	65,998	64,604
Restructuring and other costs(3)	(7,608)	85,797	—
Acquisition-related costs(4)	6,744	16,787	41,037
Litigation costs, net(5)	22,262	(1,919)	(24,579)
Stock-based compensation	120,892	69,946	66,885
Adjusted Operating (loss) income	$(459,317)	$(745,274)	$513,408
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
(3)Restructuring and other costs represent charges, and adjustments to those charges, associated with business restructuring and associated changes, including the Strategic Realignment, as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure. See Note 4. Restructuring Activities for further details.
(4)Acquisition-related costs represent fees and expenses incurred associated with the now-terminated agreement to acquire Farelogix, as well as costs related to the acquisition of Radixx in 2019 and other acquisition and disposition related activities. See Note 3. Acquisitions and Dispositions for further information.
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

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 72%, 79% and 91% of our Travel Solutions revenue for each of the years ended December 31, 2021, 2020 and 2019. Transaction-based revenue accounted for approximately 72%, 68% and 80% for the years ended December 31, 2021, 2020 and 2019, respectively, of our Hospitality Solutions revenue. All joint venture equity income relates to Travel Solutions.
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

	Year Ended December 31,
	2021	2020	2019
Revenue:
United States	$734,568	$636,854	$1,306,450
Europe	341,862	287,421	913,245
APAC	184,075	151,206	822,679
All Other	428,370	258,619	932,614
Total	$1,688,875	$1,334,100	$3,974,988

	As of December 31,
	2021	2020
Long-lived assets
United States	$293,610	$417,070
Europe	33,963	39,160
APAC	10,844	17,956
All Other	10,983	14,415
Total	$349,400	$488,601

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Annual Report on Form 10-K.
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

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of 2021 we implemented a new billing system that impacted our control environment over a small portion of our revenue. Over the next few years, we expect to migrate the majority of our billing of revenue and processing of incentive consideration to this system, which is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2022 annual meeting of stockholders (the “2022 Proxy Statement”) is incorporated in this Item 10 by reference:
•“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.
•“Other information—Delinquent Section 16(a) Reports.”
•“Corporate Governance—Other Corporate Governance Practices and Matters—Code of Business Ethics,” which describes our Code of Business Ethics.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2022 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2022 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	17,055,978	$13.27	18,167,783
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2021 Omnibus Plan, 2019 Omnibus Plan, 2019 Director Plan, 2016 Omnibus Plan, 2014 Omnibus Plan, the Sovereign 2012 MEIP, and the Sovereign MEIP. Also includes 14,012,702 restricted share units under our 2021 Omnibus Plan, 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).
Sabre Corporation 2021 Omnibus Incentive Compensation Plan. The 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2019 Omnibus Incentive Compensation Plan. The 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2021 Omnibus Plan. Therefore, as of December 31, 2021, no shares remained available for future grants under the 2019 Omnibus Plan.

Sabre Corporation 2019 Director Plan. The plan provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan. Therefore, as of December 31, 2021, no shares remained available for future grants under the 2016 Omnibus Plan.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2021, no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2021, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2021, no shares remained available for future grants under the Sovereign 2012 MEIP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2022 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2022 Proxy Statement is incorporated in this Item 14 by reference.

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

10.17
Income Tax Receivable Agreement dated as of April 23, 2014 between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.18
Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

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

10.22+
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

10.24+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.25
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

10.26+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.27
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.28+
Form of Award Agreement for Long-Term Stretch Program (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2015).

10.29
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

10.30
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.31+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.32†
Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider (incorporated by reference to Exhibit 10.65 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.33+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.34+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.35+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.36
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.37
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

10.39
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

10.41+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.42
Amendment dated December 22, 2016, to that certain Master Services Agreement dated as of November 1, 2015 by and between HP Enterprise Services, LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.56 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017).

10.43
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

10.44+
Letter Agreement by and between Sabre Corporation and David Shirk, dated April 5, 2017 (incorporated by reference to Exhibit 10.60 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.45+
Letter Agreement by and between Sabre Corporation and Wade Jones, dated April 24, 2017 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.46
Amendment Number Two, dated May 1, 2017, to that certain Master Services Agreement dated as of November 1, 2015 by and between Enterprises Services, LLC (f/k/a HP Enterprise Services, LLC) and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.47
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

10.48
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

10.49
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

10.50+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

10.51
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

10.52+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

Exhibit Number	Description of Exhibits
10.53+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.54+
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

10.56+
Amendment to Employment Agreement, by and between Sabre Corporation and David Shirk, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018).

10.57+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.58+
Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.59+
Offer Letter by and between Sabre Corporation and Cem Tanyel, dated September 4, 2018 (incorporated by reference to Exhibit 10.65 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).

10.60+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre Corporation’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.61+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.62+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.63+
Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.64+
Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.72 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.65+
Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.66+
Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.67+
Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.75 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.68+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.76 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.69+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan. incorporated by reference to Exhibit 10.77 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.70
Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.78 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.71+
Form of Award Agreement for Long-Term Cash Program under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.72
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

Exhibit Number	Description of Exhibits
10.73
Form of 9.250% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.74
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., Sabre Corporation, Sabre Holdings Corporation and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.75
Form of 4.000% Exchangeable Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.76
Pledge and Security Agreement, dated April 17, 2020, among Sabre GLBL, Inc., Sabre Holdings Corporation, the subsidiary guarantor party thereto and Wells Fargo Bank, National Association, as collateral agent ((incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.77+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.80 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.78+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.81 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.79+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.82 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.80+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.83 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.81+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.84 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.82+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.85 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.83+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.86 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.84+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.87 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.85+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.88 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.86+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.89 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.87+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Initial Grant) under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.90 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.88+
Letter Agreement by and between Sabre Corporation and Roshan Mendis, dated June 2, 2020 (incorporated by reference to Exhibit 10.91 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.89+
Letter Agreement by and between Sabre Corporation and David D. Moore, dated June 3, 2020 (incorporated by reference to Exhibit 10.92 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.90
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.91
Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

Exhibit Number	Description of Exhibits
10.92
Pledge and Security Agreement, dated as of August 27, 2020, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.93+
Letter Agreement between Sabre Corporation and Shawn Williams dated July 15, 2020 (incorporated by reference to Exhibit 10.94 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.94+
Letter Agreement between Sabre Corporation and Scott Wilson, dated July 30, 2020 (incorporated by reference to Exhibit 10.95 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.95
Amendment Number 3, dated as of August 1, 2020 to that certain Master Services Agreement dated as of November 1, 2015 by and between DXC Technology Services LLC (successor in interest to HP Enterprises, LLC) and Sabre GLBL (incorporated by reference to Exhibit 10.96 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).**

10.96
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc. each of the guarantors party thereto and Wells Fargo Bank National Association, as trustee and collateral agent incorporated by reference to Exhibit 10.97 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.97
Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 10.97 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

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

10.99
Sixth Term A Loan Refinancing and Incremental Amendment to Amended and Restated Credit Agreement, dated December 17, 2020, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as the 2020 Other Term B Lender and Bank of America, N.A., as the 2020 Incremental Term Lender (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

10.100
Amended and Restated Master Services Agreement entered into as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC (incorporated by reference to Exhibit 10.103 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2021 ).**

10.101
Amended and Restated Service Agreement No. 1 effective as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC (incorporated by reference to Exhibit 10.104 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2021 ).**

10.102+
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

10.103+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.99 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.104+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.100 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.105+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.101 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.106+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.102 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.107
Amendment No. 4 to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, the Lenders party thereto and Bank of America, N.A., as administrative Agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.108
Fourth Revolving Refinancing Amendment to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holding Corporation, as Holdings, each of the other Loan Parties thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as the 2020 Other Term B-1 Lender (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

Exhibit Number	Description of Exhibits
10.109
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

10.110
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

10.111+
Offer Letter by and between Sabre Corporation and Kurt Ekert, dated December 15, 2021 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021).

10.112+
Employment Agreement, by and between Sabre Corporation and David Shirk, dated December 15, 2021 (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021).

10.113+*	Employment Agreement, by and between Sabre Global Technologies Limited and Roshan Mendis, effective from January 1, 2022.
10.114+*	Amendment Number 24 dated as of 17 December 2021 to that certain Service Agreement No. 1 effective as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.
**	Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

ITEM 16.        FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 18, 2022	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Sean Menke, Douglas E. Barnett, and Steve Milton, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean Menke	Chief Executive Officer and Director	February 18, 2022
Sean Menke	(Principal Executive Officer)

/s/ Douglas E. Barnett	Executive Vice President and Chief Financial Officer	February 18, 2022
Douglas E. Barnett	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President - Finance and Controlling	February 18, 2022
Jami B. Kindle	(Principal Accounting Officer)

/s/ Karl Peterson	Chairman of the Board and Director	February 18, 2022
Karl Peterson

/s/ George Bravante, Jr.	Director	February 18, 2022
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 18, 2022
Hervé Couturier

/s/ Gary Kusin	Director	February 18, 2022
Gary Kusin

/s/ Gail Mandel	Director	February 18, 2022
Gail Mandel

/s/ Phyllis Newhouse	Director	February 18, 2022
Phyllis Newhouse

/s/ Zane Rowe	Director	February 18, 2022
Zane Rowe

/s/ Gregg Saretsky	Director	February 18, 2022
Gregg Saretsky

/s/ John Scott	Director	February 18, 2022
John Scott

/s/ Wendi Sturgis	Director	February 18, 2022
Wendi Sturgis

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2021, 2020 AND 2019
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2021	$97.6	$(7.8)	$(30.2)	$59.6
Year ended December 31, 2020	$57.7	$65.7	$(25.8)	$97.6
Year ended December 31, 2019	$45.3	$20.6	$(8.2)	$57.7
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2021	$268.1	$162.7	$(0.9)	$429.9
Year ended December 31, 2020	$38.3	$218.4	$11.4	$268.1
Year ended December 31, 2019	$59.3	$—	$(21.0)	$38.3