Form 10-Q
period 2022-03-31
Sabre Corp
filed 2022-05-03
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 28, 2022, 326,390,609 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$584,910	$327,484
Cost of revenue, excluding technology costs	223,034	146,761
Technology costs	273,730	252,663
Selling, general and administrative	167,678	130,613
Operating loss	(79,532)	(202,553)
Other income (expense):
Interest expense, net	(61,058)	(64,101)
Loss on extinguishment of debt	(3,533)	—
Equity method loss	(170)	(911)
Other, net	191,241	11,631
Total other income (expense), net	126,480	(53,381)
Income (loss) from continuing operations before income taxes	46,948	(255,934)
(Benefit) provision for income taxes	(596)	3,997
Income (loss) from continuing operations	47,544	(259,931)
Income (loss) from discontinued operations, net of tax	134	(263)
Net income (loss)	47,678	(260,194)
Net income attributable to noncontrolling interests	272	484
Net income (loss) attributable to Sabre Corporation	47,406	(260,678)
Preferred stock dividends	5,346	5,428
Net income (loss) attributable to common stockholders	$42,060	$(266,106)

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.13	$(0.84)
Net income (loss) per common share	$0.13	$(0.84)
Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.12	$(0.84)
Net income (loss) per common share	$0.12	$(0.84)
Weighted-average common shares outstanding:
Basic	323,658	317,634
Diluted	409,378	317,634
See Notes to Consolidated Financial Statements

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$47,678	$(260,194)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(1,287)	(4,840)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $—	1,671	—
Amortization of prior service credits, net of taxes of $—, and $80	(358)	(278)
Amortization of actuarial losses, net of taxes of $—, and $(481)	1,783	1,674
Net change in retirement-related benefit plans, net of tax	3,096	1,396
Derivatives:
Unrealized losses, net of taxes of $—, and $1	—	(3)
Reclassification adjustment for realized losses, net of taxes of $—, and $(899)	—	3,128
Net change in derivatives, net of tax	—	3,125
Share of other comprehensive income of equity method investments	655	534
Other comprehensive income	2,464	215
Comprehensive income (loss)	50,142	(259,979)
Less: Comprehensive income attributable to noncontrolling interests	(272)	(484)
Comprehensive income (loss) attributable to Sabre Corporation	$49,870	$(260,463)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,186,414	$978,352
Restricted cash	21,039	21,039
Accounts receivable, net of allowance for credit losses of $56,660 and $58,965	333,579	259,934
Prepaid expenses and other current assets	137,393	121,591
Current assets held for sale	—	21,358
Total current assets	1,678,425	1,402,274
Property and equipment, net of accumulated depreciation of $1,925,422 and $1,912,651	238,591	249,812
Equity method investments	23,036	22,671
Goodwill	2,476,632	2,470,206
Acquired customer relationships, net of accumulated amortization of $784,763 and $771,479	251,255	257,362
Other intangible assets, net of accumulated amortization of $754,436 and $751,917	173,625	183,321
Deferred income taxes	25,523	27,056
Other assets, net	447,392	475,424
Long-term assets held for sale	—	203,204
Total assets	$5,314,479	$5,291,330

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$155,813	$122,934
Accrued compensation and related benefits	75,720	135,974
Accrued subscriber incentives	181,815	137,448
Deferred revenues	76,151	81,061
Other accrued liabilities	188,300	188,706
Current portion of debt	16,730	29,290
Current liabilities held for sale	—	21,092
Total current liabilities	694,529	716,505
Deferred income taxes	37,384	38,344
Other noncurrent liabilities	287,560	297,037
Long-term debt	4,732,711	4,723,685
Long-term liabilities held for sale	—	15,476
Commitments and contingencies (Note 13)
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, 3,290 issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation value of $329,000 as of March 31, 2022 and December 31, 2021	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 350,314 and 346,430 shares issued, 326,307 and 323,501 shares outstanding at March 31, 2022 and December 31, 2021, respectively	3,503	3,464
Additional paid-in capital	3,143,315	3,115,719
Treasury Stock, at cost, 24,007 and 22,930 shares at March 31, 2022 and December 31, 2021, respectively	(508,441)	(498,141)
Accumulated deficit	(3,007,635)	(3,049,695)
Accumulated other comprehensive loss	(77,823)	(80,287)
Noncontrolling interest	9,343	9,190
Total stockholders’ deficit	(437,705)	(499,717)
Total liabilities and stockholders’ deficit	$5,314,479	$5,291,330

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$47,678	$(260,194)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on sale of assets and investments	(192,151)	(14,532)
Depreciation and amortization	50,108	73,223
Stock-based compensation expense	27,605	24,426
Amortization of upfront incentive consideration	11,325	15,825
Loss on extinguishment of debt	3,533	—
Amortization of debt discount and issuance costs	3,438	2,853
Deferred income taxes	(2,570)	(2,004)
Provision for expected credit losses	1,997	(2,226)
(Income) loss from discontinued operations	(134)	263
Other	(485)	1,396
Changes in operating assets and liabilities:
Accounts and other receivables	(106,655)	(41,144)
Prepaid expenses and other current assets	(20,631)	(18,008)
Capitalized implementation costs	(4,481)	(5,022)
Upfront incentive consideration	(700)	(2,185)
Other assets	23,353	3,176
Accrued compensation and related benefits	(59,748)	681
Accounts payable and other accrued liabilities	72,890	17,433
Deferred revenue including upfront solution fees	6,545	8,636
Cash used in operating activities	(139,083)	(197,403)
Investing Activities
Net proceeds from dispositions	392,268	14,840
Additions to property and equipment	(17,403)	(6,435)
Cash provided by investing activities	374,865	8,405
Financing Activities
Payments on borrowings from lenders	(625,296)	(6,295)
Proceeds of borrowings from lenders	625,000	—
Net payment on the settlement of equity-based awards	(10,309)	(12,434)
Debt prepayment fees and issuance costs	(10,185)	—
Dividends paid on preferred stock	(5,346)	(5,428)
Other financing activities	301	(64)
Cash used in financing activities	(25,835)	(24,221)
Cash Flows from Discontinued Operations
Cash used in operating activities	(1,680)	(281)
Cash used in discontinued operations	(1,680)	(281)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(205)	(1,247)
Increase (decrease) in cash, cash equivalents and restricted cash	208,062	(214,747)
Cash, cash equivalents and restricted cash at beginning of period	999,391	1,499,665
Cash, cash equivalents and restricted cash at end of period	$1,207,453	$1,284,918
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General Information
Sabre Corporation is a Delaware corporation formed in December 2006. On March 30, 2007, Sabre Corporation acquired Sabre Holdings Corporation (“Sabre Holdings”). Sabre Holdings is the sole direct subsidiary of Sabre Corporation. Sabre GLBL Inc. ("Sabre GLBL") is the principal operating subsidiary and sole direct subsidiary of Sabre Holdings. Sabre GLBL or its direct or indirect subsidiaries conduct all of our businesses. In these consolidated financial statements, references to “Sabre,” the “Company,” “we,” “our,” “ours” and “us” refer to Sabre Corporation and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. As expected, this pandemic has continued to have a material impact on our consolidated financial results in the first quarter of 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, we have seen some continued improvement in our key volume metrics during the first quarter of 2022 as compared to the prior year as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed. While domestic bookings continue to exceed international bookings, international bookings also continue to improve, resulting in year-over-year revenue improvement. With the continued increase in volumes, our incentive consideration costs have also increased significantly compared to the prior year.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $15 million and $18 million as of March 31, 2022, and December 31, 2021, respectively. Additionally, our allowance for credit losses at March 31, 2022 was $58 million, a decrease of $2 million from December 31, 2021. The provision for credit losses for the three months ended March 31, 2022 was $2 million, and for the three months ended March 31, 2021 was a reversal of $2 million due to the recovery experienced in 2021. See Note 5. Credit Losses.
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
Subsequent to the initiation of the current military conflict in Ukraine, we terminated our distribution agreement with Public Joint Stock Company Aeroflot Russian Airlines ("Aeroflot"). In addition, air travel in and to Russia, Ukraine, and Belarus has substantially declined, including as a result of sanctions imposed on those countries. While none of Russia, Ukraine, and Belarus constituted a significant portion of our financial results in 2021, we have experienced significantly reduced GDS bookings and passengers boarded in Russia, Belarus and Ukraine beginning in the middle of the first quarter of 2022, and these reductions are ongoing. For reference, our Travel Solutions revenue generated in Russia represented a low-single digit percentage of our total 2019 Travel Solutions revenue. An expansion in the scope of the current conflict or any economic disruption, or any expansion of sanctions or export controls, could have a material adverse effect on our results of operations.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
Adoption of New Accounting Standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued updated guidance on derivatives and hedging which allows entities to apply fair value hedging to closed portfolios of prepayable financial assets without having to consider prepayment risk or credit risk when measuring the assets. The amendments allow multiple hedged layers to be designated for a single closed portfolio for financial assets or one or more beneficial interests secured by a portfolio of financial instruments. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. The standard is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard in the first quarter of 2022 and there was no impact to our consolidated financial statements for the three months ended March 31, 2022 as a result of the adoption.
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
The following table presents our assets and liabilities with customers as of March 31, 2022 and December 31, 2021 (in thousands).

Account	Consolidated Balance Sheet Location	March 31, 2022	December 31, 2021
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$78,840	$79,682
Trade and unbilled receivables, net	Accounts receivable, net	332,911	258,800
Long-term trade unbilled receivables, net	Other assets, net	18,027	23,709
Contract liabilities	Deferred revenues / other noncurrent liabilities	137,380	135,273
______________________
(1) Includes contract assets of $12 million and $11 million for March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022, we recognized revenue of approximately $7 million from contract liabilities that existed as of January 1, 2022. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2022	2021
Distribution	$342,888	$151,781
IT Solutions	191,110	137,094
Total Travel Solutions	533,998	288,875
SynXis Software and Services	49,734	38,730
Other	6,270	3,485
Total Hospitality Solutions	56,004	42,215
Eliminations	(5,092)	(3,606)
Total Sabre Revenue	$584,910	$327,484
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2022, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $24 million, which is due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer located in Eastern Europe. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
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
3. Dispositions
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $18 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $192 million (after-tax $121 million) in Other, net in our consolidated statements of operations for the three months ended March 31, 2022.
In connection with the closing of the transaction, we entered into a Transition Services Agreement ("TSA") with the acquirer, under which we will provide transition services consisting of technology, administrative and other services for up to a twenty-four month period to provide for an orderly transition and facilitate the ongoing operations of the AirCentre business. Consideration received under the TSA is primarily based on a fixed fee for each service provided. To the extent a contract was unable to be assigned by the time of close, we will continue to invoice and collect any relevant consideration and transfer the economic benefit to the acquirer.
4. Income Taxes
For the three months ended March 31, 2022, we recognized $1 million of income tax benefit, representing a negative effective tax rate of 1%, compared to an income tax expense of $4 million, representing a negative effective tax rate of 2% for the three months ended March 31, 2021. The effective tax rate remained relatively flat for the three months ended March 31, 2022 as compared to the same period in 2021. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of March 31, 2022, a cumulative valuation allowance of $420 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $80 million and $85 million as of March 31, 2022 and December 31, 2021, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2022 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2022
Balance at December 31, 2021	$59,646
Provision for expected credit losses	1,997
Write-offs	(3,864)
Other	(263)
Balance at March 31, 2022	$57,516

Our provision for expected credit losses for the three months ended March 31, 2022 increased $4 million to a provision of $2 million from a reversal of $2 million in the same period in the prior year. In the prior year quarter and throughout the year of 2021, we experienced the reversal of provisions recorded during 2020, as the economy began to recover and payment experience began to improve. Macro-economic factors, including the economic downturn, lack of liquidity in the capital markets resulting from the COVID-19 pandemic and lack of additional government funding, can have a significant effect on additions to the allowance as the pandemic or the current economic environment may continue to result in restructuring or bankruptcy of additional customers. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

6. Debt
As of March 31, 2022 and December 31, 2021, our outstanding debt included in our consolidated balance sheets totaled $4,749 million and $4,753 million, respectively, which are net of debt issuance costs of $43 million and $45 million, respectively, and unamortized discounts of $14 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2022 and December 31, 2021 (in thousands):

	Rate	Maturity	March 31, 2022	December 31, 2021
Senior secured credit facilities:
Term Loan B	L + 2.00%	February 2024	$1,183,129	$1,805,806
Other Term Loan B	S(1) + 4.25%	June 2028	625,000	—
Term Loan B-1	L + 3.50%	December 2027	400,970	401,980
Term Loan B-2	L + 3.50%	December 2027	639,170	640,780
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	333,220	333,220
Face value of total debt outstanding			4,806,489	4,806,786
Less current portion of debt outstanding			(16,730)	(29,290)
Face value of long-term debt outstanding			$4,789,759	$4,777,496
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR")
We had outstanding letters of credit totaling $13 million and $10 million as of March 31, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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

On July 12, 2021, we entered into agreements to refinance the Other Term Loan B facility and the Revolver, and terminated the revolving commitments thereunder (the "2021 Refinancing"). We incurred no additional indebtedness as a result of the 2021 Refinancing, other than amounts covering certain interest, fees and expenses. Among other things, the 2021 Refinancing amended the financial performance covenant to remove the minimum liquidity requirement of $300 million, the Total Net Leverage Ratio maintenance requirement, and certain other limitations. The 2021 Refinancing included the application of the proceeds of (i) a new $404 million term loan “B-1” facility (the “New Term B-1 Facility”) and (ii) a new $644 million term loan “B-2” facility (the "New Term B-2 Facility" and together with the New Term B-1 Facility, the “New Facilities”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, to pay down in full approximately $634 million of Other Term B Loans and the outstanding $400 million Revolver balance, and to terminate the revolving commitments thereunder. The remaining proceeds, net of a $3 million discount, were used to pay a $6 million redemption premium and $6 million in other fees associated with the refinancing. We recognized a loss on extinguishment of debt in connection with these transactions during the year ended December 31, 2021 of $13 million and debt modification costs for financing fees of $2 million recorded to Other, net. The New Facilities mature on December 17, 2027, and we have the ability to prepay the New Facilities after December 17, 2021 without a premium. In addition, on July 2, 2021, in anticipation of the Revolver repayment and termination of the revolving commitments (and related letter of credit subfacility), Sabre GLBL entered into a new $20 million bilateral letter of credit facility, which is secured by a cash collateral deposit account and included as restricted cash on our consolidated balance sheets.
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "2022 Refinancing"). We incurred no additional indebtedness as a result of the 2022 Refinancing, other than amounts covering certain fees and expenses. The 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “New Other Term B Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt in connection with these transactions during the three months ended March 31, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The New Other Term B Facility matures on June 30, 2028 and offers us the ability to prepay or repay the New Other Term B Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the New Other Term B Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of March 31, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of March 31, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable

Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of March 31, 2022, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met. As of March 31, 2022, the if-converted value of the Exchangeable Notes exceeds the outstanding principal amount by $150 million.
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
The following table sets forth the carrying value of the Exchangeable Notes as of March 31, 2022 and December 31, 2021, (in thousands):

	March 31, 2022	December 31, 2021
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	7,359	7,917
Net Carrying Value	$325,861	$325,303

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$3,332	$3,450
Amortization of debt discount and issuance costs	$559	$551

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. As of March 31, 2022 and December 31, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—We had no interest rate swaps outstanding as of March 31, 2022 or December 31, 2021. Interest rate swaps matured during the year ended December 31, 2021 as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
______________________
(1) Subject to a 1% floor.
In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $450 million of the floating-rate Term Loan B related to the year 2021. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the year 2021. We designated these swaps as cash flow hedges.
Subsequent to March 31, 2022, on April 1, 2022, we entered into an interest rate swap to hedge interest payments associated with $200 million of the floating rate Other Term Loan B related to the years 2022 and 2023. The total notional outstanding of $200 million became effective April 30, 2022.
There are no effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2022. The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2021 are as follows (in thousands):

Amount of Loss Recognized in OCI on Derivative, Effective Portion
Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021
Interest rate swaps	(3)
Total	$(3)

		Amount of Loss Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2021
Interest rate swaps	Interest expense, net	3,128
Total		$3,128

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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Term Loan B	$1,168,340	$1,767,432	$1,181,690	$1,803,318
Other Term Loan B	596,094	—	618,080	—
Term Loan B-1	396,960	397,458	400,062	401,036
Term Loan B-2	633,178	633,171	634,011	635,416
9.25% senior secured notes due 2025	859,522	877,916	775,000	775,000
7.375% senior secured notes due 2025	888,990	886,423	850,000	850,000
4.00% senior exchangeable notes due 2025	548,663	454,459	333,220	333,220
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three months ended March 31, 2022 or March 31, 2021.. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
9. Accumulated Other Comprehensive Loss
As of March 31, 2022 and December 31, 2021, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2022	December 31, 2021
Defined benefit pension and other postretirement benefit plans	$(81,678)	$(84,773)
Unrealized foreign currency translation gain	4,997	6,282
Share of other comprehensive loss of equity method investments	(1,142)	(1,796)
Total accumulated other comprehensive loss, net of tax	$(77,823)	$(80,287)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of March 31, 2022, we have not contributed to our defined benefit pension plan in 2022 and do not expect to make any contributions for the year. See Note 7. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
10. Stock and Stockholders' Equity
Preferred Stock
On August 24, 2020, we completed an offering of 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the "Preferred Stock"), which generated net proceeds of approximately $323 million for use as general corporate purposes. During the year ended December 31, 2021, a certain holder elected to convert 50,000 shares of preferred stock to 595,240 shares of common stock, leaving 3,290,000 shares outstanding.

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
We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, we paid cash dividends on our preferred stock of $5 million.
Unless earlier converted, each outstanding share of Preferred Stock will automatically convert, on the mandatory conversion date, which is expected to be September 1, 2023, into shares of our common stock at a rate between 11.9048 and 14.2857, subject to customary anti-dilution adjustments. The number of shares of our common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before September 1, 2023. The number of shares issued at conversion based on the unadjusted conversion rates will be between 39 million and 47 million shares.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the three months ended March 31, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2022.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of March 31, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 6. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.

11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income (loss) from continuing operations	$47,544	$(259,931)
Less: Net income attributable to noncontrolling interests	272	484
Less: Preferred stock dividends	5,346	5,428
Net income (loss) from continuing operations available to common stockholders, basic	41,926	(265,843)
Add: Interest expense and amortization of debt discount and issuance costs for exchangeable notes, net of tax	3,074	—
Add: Preferred stock dividends	5,346	—
Net income (loss) from continuing operations available to common stockholders, diluted	$50,346	$(265,843)
Denominator:
Basic weighted-average common shares outstanding	323,658	317,634
Add: Dilutive effect of stock options and restricted stock awards	4,251	—
Add: Dilutive effect of exchangeable notes	42,302	—
Add: Dilutive effect of preferred shares	39,167	—
Diluted weighted-average common shares outstanding	409,378	317,634
Earnings per share from continuing operations:
Basic	$0.13	$(0.84)
Diluted	$0.12	$(0.84)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 6 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2021, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 2 million and 1 million of anti-dilutive common stock equivalents for the three months ended March 31, 2022 and 2021, respectively.
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
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 39 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2021 as their effect would be anti-dilutive given the net loss incurred in the period.

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
The following table presents supplemental cash flow information related to operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,408	$6,162

The following table presents supplemental balance sheet information related to operating leases (in thousands):

	Three Months Ended March 31,
	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$93,898	$99,587
Other accrued liabilities	18,451	21,106
Other noncurrent liabilities	75,579	79,368
Total operating lease liabilities	$94,030	$100,474

Our leases have remaining minimum terms that range between one and twelve years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two years. Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$14,965
2023	17,126
2024	15,682
2025	11,125
2026	11,726
Thereafter	48,993
Total	119,617
Imputed Interest	(25,587)
Total	$94,030

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
Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief by which US Airways sought to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. In February 2017, US Airways sought reconsideration of the court's opinion dismissing the claim for declaratory relief, which the court denied in March 2017. US Airways estimated its damages in a range of $317 million to $482 million (before trebling), depending on certain assumptions; this quantification was substantially reduced following the court’s summary judgment ruling described above.
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
In September 2019, the Second Circuit issued its Order and Opinion. The Second Circuit vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remains intact. The lawsuit has been remanded to federal court in the Southern District of New York for further proceedings. The trial began April 22, 2022. We continue to believe that our business practices and contract terms are lawful.
As a result of the Second Circuit’s opinion, we believe that the claims associated with this case are not probable; therefore, in the third quarter of 2019, we reversed our previously accrued loss of $32 million and do not have any losses accrued for this matter as of March 31, 2022.
We have and will incur significant fees, costs and expenses for as long as the litigation is ongoing. In addition, litigation by its nature is highly uncertain and fraught with risk, and it is therefore difficult to predict the outcome of any particular matter, including any changes to our business that may be required as a result of the litigation. If favorable resolution of the matter is not reached upon remand, any monetary damages are subject to trebling under the antitrust laws and US Airways would be eligible to be reimbursed by us for its reasonable costs and attorneys’ fees. US Airways has quantified its damages for the retrial in a range of $204 million to $299 million (before trebling), based on its payments of GDS booking fees to Sabre and depending on certain assumptions. We believe these estimates are based on faulty assumptions and analysis and therefore are highly overstated. In the event US Airways were to prevail on the merits of its claim, we believe any monetary damages awarded (before trebling) would be significantly less than either of US Airways’ proposed damage amounts. Depending on the amount of any such judgment, if we do not have sufficient cash on hand, we may be required to seek private or public financing. Depending on the outcome of the litigation, any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The court also denied American Airlines’ subsequent motion seeking reconsideration of the court’s denial of the temporary injunction. The court has scheduled the trial to begin on January 17, 2023. We could incur significant fees, costs and expenses for as long as the litigation is ongoing. If we cannot resolve this matter favorably, we could be limited in our ability to utilize New Airline Storefront and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2018 and appeals for assessment years ending March 2006 through March 2016 and March 2018 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL, we could be subject to taxes, interest and penalties of approximately $45 million as of March 31, 2022. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2022, we do not believe that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
14. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We operate our business and present our results through two business segments, (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers.
Our CODM utilizes Adjusted Operating Loss, which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our use of Adjusted Operating Loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

We define Adjusted Operating Loss as operating loss adjusted for equity method loss, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.
Certain costs associated with our technology organization are allocated to the segments based on the segments' usage of resources. Benefit expenses, facility and lease costs and associated depreciation expense are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Solutions to Hospitality Solutions for hotel stays booked through our GDS.
Segment information for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Travel Solutions	$533,998	$288,875
Hospitality Solutions	56,004	42,215
Eliminations	(5,092)	(3,606)
Total revenue	$584,910	$327,484
Adjusted Operating Income (Loss)(a)
Travel Solutions	$45,306	$(106,133)
Hospitality Solutions	(15,117)	(13,587)
Corporate	(59,344)	(46,782)
Total	$(29,155)	$(166,502)
Depreciation and amortization
Travel Solutions	$28,254	$48,770
Hospitality Solutions	5,800	7,927
Total segments	34,054	56,697
Corporate	16,054	16,526
Total	$50,108	$73,223
Capital Expenditures
Travel Solutions	$7,397	$4,199
Hospitality Solutions	3,529	190
Total segments	10,926	4,389
Corporate	6,477	2,046
Total	$17,403	$6,435
______________________
(a)The following table sets forth the reconciliation of operating loss in our statement of operations to Adjusted Operating Loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating loss	$(79,532)	$(202,553)
Add back:
Equity method loss	(170)	(911)
Acquisition-related amortization(1)	15,803	16,221
Restructuring and other costs(2)	—	(5,135)
Acquisition-related costs(3)	3,664	720
Litigation costs, net(4)	3,475	730
Stock-based compensation	27,605	24,426
Adjusted Operating Loss	$(29,155)	$(166,502)
______________________

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
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition related activities.
(4)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “anticipates,” “estimates,” “should,” “could,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “momentum,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), including variants, as well as by government directives that have been enacted to slow the spread of the virus. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed, we have seen some gradual improvement in our key volume metrics during 2021 and 2022. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2021 and 2020.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $15 million and $18 million as of March 31, 2022, and December 31, 2021, respectively. Additionally, the provision for credit losses for the three months ended March 31, 2022 was $2 million, and for the three months ended March 31, 2021 was a reversal of $2 million due to the recovery experienced in 2021. See Note 5. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.

We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. We believe our cash position and the liquidity measures we have taken since 2020 will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $192 million (after-tax $121 million) in Other, net in our consolidated statements of operations for the three months ended March 31, 2022. In connection with the closing, we entered into a transition services agreement with the purchaser, pursuant to which we will continue to provide certain services and conduct certain operations in connection with the transferred business while it transitions to the purchaser’s system, in return for compensation from the purchaser with respect to these costs. See Note 3. Dispositions for further details.
Subsequent to the initiation of the current military conflict in Ukraine, we terminated our distribution agreement with Aeroflot. In addition, air travel in and to Russia, Ukraine, and Belarus has substantially declined, including as a result of sanctions imposed on those countries. While none of Russia, Ukraine, and Belarus constituted a significant portion of our financial results in 2021, we have experienced significantly reduced GDS bookings and passengers boarded in Russia, Belarus, and Ukraine beginning in the middle of the first quarter of 2022, and these reductions are ongoing. For reference, our Travel Solutions revenue generated in Russia represented a low-single digit percentage of our total 2019 Travel Solutions revenue. An expansion in the scope of the current conflict or any economic disruption, or any expansion of sanctions or export controls, could have a material adverse effect on our results of operations. See “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions.”
During the three months ended March 31, 2022, we recognized $24 million of previously deferred revenue due to a change in facts and circumstances associated with an IT Solutions customer located in Eastern Europe. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer. See Note 2. Revenue from Contracts with Customers for details regarding the impact on revenue. Our consolidated balance sheets include net assets of approximately $15 million as of March 31, 2022 related to customers located in Russia. If our performance under our IT Solutions agreements with such customers were terminated, or if we are unable to collect amounts due to us in the future, these net assets could be impaired.
Factors Affecting our Results
In addition to the "—Recent Developments Affecting our Results of Operations" above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.

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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Travel Solutions
Direct Billable Bookings - Air	57,550	35,289	63.1%
Direct Billable Bookings - LGS	7,428	3,654	103.3%
Distribution Total Direct Billable Bookings	64,978	38,943	66.9%
IT Solutions Passengers Boarded	129,163	75,189	71.8%

Hospitality Solutions
Central Reservations System Transactions	23,028	17,560	31.1%
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
We define Adjusted Net Loss as net income (loss) attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
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
We define Free Cash Flow as cash used in operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by adjusted diluted weighted-average common shares outstanding.
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

The following table sets forth the reconciliation of Net income (loss) attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating loss to Adjusted Operating Loss, and Income (loss) from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$42,060	$(266,106)
(Income) loss from discontinued operations, net of tax	(134)	263
Net income attributable to noncontrolling interests(1)	272	484
Preferred stock dividends	5,346	5,428
Income (loss) from continuing operations	47,544	(259,931)
Adjustments:
Acquisition-related amortization(2a)	15,803	16,221
Restructuring and other costs(4)	—	(5,135)
Loss on extinguishment of debt	3,533	—
Other, net(3)	(191,241)	(11,631)
Acquisition-related costs(5)	3,664	720
Litigation costs, net(6)	3,475	730
Stock-based compensation	27,605	24,426
Tax impact of adjustments(7)	(3,552)	6,326
Adjusted Net Loss from continuing operations	$(93,169)	$(228,274)
Adjusted Net Loss from continuing operations per share	$(0.29)	$(0.72)
Adjusted diluted weighted-average common shares outstanding	323,658	317,634

Operating loss	$(79,532)	$(202,553)
Add back:
Equity method loss	(170)	(911)
Acquisition-related amortization(2a)	15,803	16,221
Restructuring and other costs(4)	—	(5,135)
Acquisition-related costs(5)	3,664	720
Litigation costs, net(6)	3,475	730
Stock-based compensation	27,605	24,426
Adjusted Operating Loss	$(29,155)	$(166,502)

Income (loss) from continuing operations	$47,544	$(259,931)
Adjustments:
Depreciation and amortization of property and equipment(2b)	26,966	48,592
Amortization of capitalized implementation costs(2c)	7,339	8,410
Acquisition-related amortization(2a)	15,803	16,221
Restructuring and other costs(4)	—	(5,135)
Interest expense, net	61,058	64,101
Other, net(3)	(191,241)	(11,631)
Loss on extinguishment of debt	3,533	—
Acquisition-related costs(5)	3,664	720
Litigation costs, net(6)	3,475	730
Stock-based compensation	27,605	24,426
(Benefit) provision for income taxes	(596)	3,997
Adjusted EBITDA	$5,150	$(109,500)
The following table sets forth the reconciliation of diluted weighted-average common shares outstanding, calculated in accordance with GAAP, to the adjusted diluted weighted-average shares outstanding (in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP diluted weighted-average common shares outstanding	409,378	317,634
Less: Dilutive effect of stock options and restricted stock awards	4,251	—
Less: Dilutive effect of exchangeable notes	42,302	—
Less: Dilutive effect of preferred shares	39,167	—
Adjusted diluted weighted-average common shares outstanding	323,658	317,634
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Income (loss) from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended March 31, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$45,306	$(15,117)	$(59,344)	$(29,155)
Less:
Equity method loss	(170)	—	—	(170)
Acquisition-related amortization(2a)	—	—	15,803	15,803
Acquisition-related costs(5)	—	—	3,664	3,664
Litigation costs, net(6)	—	—	3,475	3,475
Stock-based compensation	—	—	27,605	27,605
Operating income (loss)	$45,476	$(15,117)	$(109,891)	$(79,532)

Adjusted EBITDA	$73,560	$(9,317)	$(59,093)	$5,150
Less:
Depreciation and amortization of property and equipment(2b)	22,115	4,600	251	26,966
Amortization of capitalized implementation costs(2c)	6,139	1,200	—	7,339
Acquisition-related amortization(2a)	—	—	15,803	15,803
Acquisition-related costs(5)	—	—	3,664	3,664
Litigation costs, net(6)	—	—	3,475	3,475
Stock-based compensation	—	—	27,605	27,605
Equity method loss	(170)	—	—	(170)
Operating income (loss)	$45,476	$(15,117)	$(109,891)	$(79,532)
Interest expense, net				(61,058)
Other, net(3)				191,241
Loss on extinguishment of debt				(3,533)
Equity method loss				(170)
Benefit for income taxes				596
Income from continuing operations				$47,544

	Three Months Ended March 31, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(106,133)	$(13,587)	$(46,782)	$(166,502)
Less:
Equity method loss	(911)	—	—	(911)
Acquisition-related amortization(2a)	—	—	16,221	16,221
Restructuring and other costs(4)	—	—	(5,135)	(5,135)
Acquisition-related costs(5)	—	—	720	720
Litigation costs, net(6)	—	—	730	730
Stock-based compensation		—	24,426	24,426
Operating loss	$(105,222)	$(13,587)	$(83,744)	$(202,553)

Adjusted EBITDA	$(57,363)	$(5,660)	$(46,477)	$(109,500)
Less:
Depreciation and amortization of property and equipment(2b)	41,372	6,915	305	48,592
Amortization of capitalized implementation costs(2c)	7,398	1,012	—	8,410
Acquisition-related amortization(2a)	—	—	16,221	16,221
Restructuring and other costs(4)	—	—	(5,135)	(5,135)
Acquisition-related costs(5)	—	—	720	720
Litigation costs, net(6)	—	—	730	730
Stock-based compensation	—	—	24,426	24,426
Equity method loss	(911)	—	—	(911)
Operating loss	$(105,222)	$(13,587)	$(83,744)	$(202,553)
Interest expense, net				(64,101)
Other, net(3)				11,631
Equity method loss				(911)
Provision for income taxes				(3,997)
Loss from continuing operations				$(259,931)
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(139,083)	$(197,403)
Cash provided by investing activities	374,865	8,405
Cash used in financing activities	(25,835)	(24,221)

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(139,083)	$(197,403)
Additions to property and equipment	(17,403)	(6,435)
Free Cash Flow	$(156,486)	$(203,838)
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
(3) Other, net includes a $192 million gain on the sale of AirCentre during the three months ended March 31, 2022 and a $15 million gain on sale of equity securities during the three months ended March 31, 2021. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4) Restructuring and other costs represents charges, and adjustments to those charges, associated with business restructuring and associated changes as well as other measures to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(5) Acquisition-related costs represent fees and expenses incurred associated with the AirCentre disposition and other potential transactions.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Revenue	$584,910	$327,484
Cost of revenue, excluding technology costs	223,034	146,761
Technology costs	273,730	252,663
Selling, general and administrative	167,678	130,613
Operating loss	(79,532)	(202,553)
Interest expense, net	(61,058)	(64,101)
Loss on debt extinguishment	(3,533)	—
Equity method loss	(170)	(911)
Other, net	191,241	11,631
Income (loss) from continuing operations before income taxes	46,948	(255,934)
(Benefit) provision for income taxes	(596)	3,997
Income (loss) from continuing operations	$47,544	$(259,931)

Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$533,998	$288,875	$245,123	85%
Hospitality Solutions	56,004	42,215	13,789	33%
Total segment revenue	590,002	331,090	258,912	78%
Eliminations	(5,092)	(3,606)	(1,486)	(41)%
Total revenue	$584,910	$327,484	$257,426	79%
Travel Solutions—Revenue increased $245 million, or 85%, for the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to:
•a $191 million, or 126%, increase in transaction-based distribution revenue due to a 67% increase in Direct Billable Bookings to 65 million primarily as a result of continued recovery trends from the COVID-19 pandemic and favorable rate impacts as international and corporate bookings have improved at an accelerating rate since January 2022; and
•a $54 million increase in IT solutions revenue consisting of a $42 million, or 102%, increase in reservation revenue primarily due to a 72% increase in Passengers Boarded to 129 million as a result of continued recovery trends from the COVID-19 pandemic and $24 million of previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances associated with an Eastern European customer. See Note 2. Revenue from Contracts with Customers. This increase was partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes. Additionally, commercial and operations revenue increased $12 million primarily due to license fee revenue related to AirCentre recognized upon delivery to the customer and increased volumes from the existing customer base, partially offset by reduced revenue due to the sale of our AirCentre portfolio on February 28, 2022. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.

Hospitality Solutions—Revenue increased $14 million, or 33%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily driven by an $11 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 31% to 23 million, as a result of continued recovery from the COVID-19 pandemic and an increase of $3 million in DX revenue.
Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2022	2021(1)	Change

	(Amounts in thousands)
Travel Solutions	$189,754	$117,217	$72,537	62%
Hospitality Solutions	27,725	19,877	7,848	39%
Eliminations	(5,092)	(3,606)	(1,486)	(41)%
Total segment cost of revenue, excluding technology costs	212,387	133,488	78,899	59%
Corporate	1,978	3,140	(1,162)	(37)%
Depreciation and amortization	8,669	10,133	(1,464)	(14)%
Total cost of revenue, excluding technology costs	$223,034	$146,761	$76,273	52%
______________________
(1) Certain amounts previously presented for the three months ended March 31, 2021 have been reclassified between Travel Solutions and Corporate; total cost of revenue, excluding technology costs, was not impacted by this reclassification.
Travel Solutions—Cost of revenue, excluding technology costs, increased $73 million, or 62%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily driven by a $78 million increase in incentive consideration due to higher transaction volume given continued recovery from the COVID-19 pandemic. This increase was slightly offset by a decrease in labor and professional services costs resulting from the sale of AirCentre and other labor related expenses.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $8 million, or 39%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes.
Depreciation and amortization—Depreciation and amortization decreased $1 million, or 14%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the sale of previously held for sale assets within our AirCentre portfolio that incurred no depreciation charges for the current quarter.
Technology Costs

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$225,144	$213,697	$11,447	5%
Hospitality Solutions	28,560	22,420	6,140	27%
Corporate	20,026	16,546	3,480	21%
Total technology costs	$273,730	$252,663	$21,067	8%

Travel Solutions—Technology costs increased $11 million, or 5%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily driven by a $25 million increase in technology costs due to higher transaction volumes given continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $5 million to support our technology transformation initiatives. We expect to incur a significant amount of incremental technology costs in 2022 over the prior year as a result of our technology transformation. These increases were partially offset by a decrease in depreciation and amortization of $18 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as a reduction due to the sale of our AirCentre portfolio as these assets were classified as held for sale as of December 31, 2021 and incurred no depreciation for the three months ended March 31, 2022. We expect depreciation and amortization expense to be significantly lower in 2022 than in the prior year due to the lower capitalization rate on technology spend beginning in 2019 and due to the sale of our AirCentre portfolio.
Hospitality Solutions—Technology costs increased $6 million, or 27%, for the three months ended March 31, 2022 compared to the same period in the prior year due to a $6 million increase in labor and professional services costs and a $2 million increase in technology costs to support our technology transformation initiatives. This increase was partially offset by a $2 million decrease in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software.

Corporate—Technology costs increased $3 million, or 21%, for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a $2 million increase in stock-based compensation associated with previously awarded performance-based units and a reversal of severance costs in the prior year associated with the reduction of our workforce in 2020.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$67,031	$54,960	$12,071	22%
Hospitality Solutions	13,626	12,477	1,149	9%
Corporate	87,021	63,176	23,845	38%
Total selling, general and administrative expenses	$167,678	$130,613	$37,065	28%
Travel Solutions—Selling, general and administrative expenses increased $12 million, or 22%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was driven by a $5 million increase in legal costs incurred due to ongoing litigation and a $7 million increase in the provision for expected credit losses due to the unfavorable comparison to a provision reversal in the prior year as the economy began to recover and payment experience began to improve.
Hospitality Solutions—Selling, general and administrative expenses increased $1 million, or 9%, for the three months ended March 31, 2022 compared to the same period in the prior year. An increase in consulting related to our business strategy to support the long-term growth of the business was partially offset by a decrease in the provision for expected credit losses due to an improvement in our expected credit losses in the current year as a result of continued recovery from the COVID-19 pandemic, and lower depreciation and amortization.
Corporate—Selling, general and administrative expenses increased $24 million, or 38%, for the three months ended March 31, 2022 compared to the same period in the prior year. This increase was driven by a $6 million increase in professional services for consulting related to our business strategy to support the long-term growth of the business, a $5 million increase in risk and security costs, a $2 million increase as a result of increased compensation to attract and retain talent, a $3 million increase due to continued investments in our internal business systems, a $2 million increase in legal costs resulting from ongoing litigation, a $2 million increase in stock-based compensation associated with previously awarded performance-based units, a $2 million increase due to the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and other ongoing business expenses.
Interest expense, net

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$61,058	$64,101	$(3,043)	(5)%

Interest expense decreased $3 million, or 5% during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the maturation of our interest rate swaps in the fourth quarter of 2021.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $4 million during the three months ended March 31, 2022 as a result of the refinancing that occurred in the first quarter of 2022. See Note 6. Debt for further details.
Other, net

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$(191,241)	$(11,631)	$(179,610)	1,544%
Other, net decreased $180 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre. See Note 3. Dispositions for further details regarding the AirCentre sale.

(Benefit) provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(596)	$3,997	$(4,593)	(115)%

For the three months ended March 31, 2022, we recognized $1 million income tax benefit, representing a negative effective tax rate of 1%, compared to an income tax expense of $4 million, representing a negative effective tax rate of 2% for the three months ended March 31, 2021. The effective tax rate remained relatively flat for the three months ended March 31, 2022 as compared to the same period in 2021. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,186,414	$978,352
Available under the bilateral letter of credit facility	6,921	10,018
Outstanding letters of credit under the bilateral letter of credit facility	13,079	9,982
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2022 and December 31, 2021. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. In addition, in the third quarter of 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements and in the first quarter of 2022, we refinanced and extended the maturity on another portion of our debt. We believe these actions will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic.
Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. For 2022, we expect our free cash flow to improve on an annual basis from 2021, turning positive within the second half of 2022. This expectation is based on industry projections regarding anticipated recovery levels in air travel and could change. See “—Risk Factors" for further details. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. On July 12, 2021, we refinanced the Revolver and terminated the commitments thereunder, replacing it with term loans. See “—Senior Secured Credit Facilities below. We had outstanding letters of credit totaling $13 million and $10 million as of March 31, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On March 9, 2022, we refinanced and extended the maturity on a portion of the Term Loan B facility. See “— Senior Secured Credit Facilities" below.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2022. During the three months ended March 31, 2022, we paid cash dividends on our preferred stock of $5 million.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2022.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "2022 Refinancing"). We incurred no additional indebtedness as a result of the 2022 Refinancing, other than amounts covering certain fees and expenses. The 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “New Other Term B Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt in connection with these transactions during the three months ended March 31, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The New Other Term B Facility matures on June 30, 2028 and offers us the ability to prepay or repay the New Other Term B Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the New Other Term B Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including certain restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of March 31, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2020, we were not required to make an excess cash flow payment in 2021, and no excess cash flow payment is required in 2022 with respect to our results for the year ended December 31, 2021. We are further required to pay down the term loans with proceeds from certain asset sales or borrowings, that are not otherwise reinvested in the business, as defined in the Amended and Restated Credit Agreement.
As of March 31, 2022, we had outstanding approximately $2.2 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.2 billion, Term Loan B-1 for $400 million and Term Loan B-2 for $634 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for Term Loan B-1 and Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans. In March 2022, we entered into the 2022 Refinancing, which extended the maturity and replaced LIBOR with Term SOFR on a portion of our Term Loan B facility. The remaining Term Loan B allows for a transition to the Prime rate plus a margin, and assuming the discontinuation of LIBOR in June 2023, we estimate the impact of transitioning to the Prime rate in June 2023, assuming changes in Prime rates aligned with expected changes in the federal funds rate, which are based on market data and analysts’ forecasts, would result in an aggregate of approximately $15 million of incremental interest expense over the remaining life of Term Loan B. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to SOFR or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements. See “Risk Factors—We are exposed to interest rate fluctuations.”
Cash Flows

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Cash used in operating activities	$(139,083)	$(197,403)
Cash provided by investing activities	374,865	8,405
Cash used in financing activities	(25,835)	(24,221)
Cash used in discontinued operations	(1,680)	(281)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(205)	(1,247)
Increase (decrease) in cash, cash equivalents and restricted cash	$208,062	$(214,747)
Operating Activities
Cash used in operating activities totaled $139 million for the three months ended March 31, 2022. The $58 million increase in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations and a $5 million decline in interest payments as our interest rate swaps have matured, offset by an increase of $67 million associated with payments to our employees under performance-based bonus plans that did not occur in the prior year.
Investing Activities
For the three months ended March 31, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $17 million of cash used on capital expenditures related to software developed for internal use.
For the three months ended March 31, 2021, we received proceeds of $15 million from the sale of an investment, partially offset by $6 million of cash used on capital expenditures related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2022, financing activities used $26 million. Significant highlights of our financing activities include:
•proceeds of $625 million from the issuance of New Other Term B Facility;
•payment of $623 million on Term Loan B;
•payment of $3 million on Term B-1 Facility and Term B-2 Facility;
•payment of $10 million for debt prepayment fees and issuance costs;
•net payments of $10 million from the settlement of employee stock-option awards; and
•payment of $5 million in dividends on our preferred stock.
For the three months ended March 31, 2021, financing activities used $24 million. Significant highlights of our financing activities include:
•net payments of $12 million from the settlement of employee stock-option awards;
•payment of $6 million on Term Loan B and Other Term Loan B; and
•payment of $5 million in dividends on our preferred stock.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2021 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2022, other than the impact of interest rates on our debt. As of March 31, 2022, we had a total debt obligation of $6.1 billion, with $286 million due for the remainder of 2022.
We had no off balance sheet arrangements during the three months ended March 31, 2022 and year ended December 31, 2021.

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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Since the date of the annual report on Form 10-K filed with the SEC on February 18, 2022, there have been no material changes to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, and subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. There were no material changes in our market risk since December 31, 2021 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020 and 2021 and for the first three months of 2022 (excluding the gain impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2021 or in the first three months of 2022; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In addition, given the volatility in global markets and the financial difficulties faced by many of our travel suppliers, we have increased our provisions for bad debt related to certain of our airline providers and, to a lesser extent, car rental providers and hoteliers. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security incidents.
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
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.

We have GDS contracts with carriers that fly to Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC. We note, however, that OFAC regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, OFAC’s interpretation of its own regulations and guidance vary on a case to case basis. As a result, we cannot provide any guarantees that OFAC will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.
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
In addition, in connection with the current military conflict in Ukraine, the United States, the United Kingdom, the European Union and other governments have developed coordinated sanctions and export-control measure packages impacting Russia and certain regions of Ukraine and Belarus and may implement additional sanctions and export controls in the future. The conflict and these sanctions and export controls could prevent or discourage us from performing existing contracts with or receiving payments from customers in those countries. In addition, the conflict or these sanctions and export controls could prevent or discourage third parties on whom we may rely from continuing to perform in those countries. Any of these sanctions, export controls and related items, as well actions taken by us or others in response to them or otherwise in connection with the military conflict, could adversely our business, results of operations and financial condition.
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
We have also divested, and may in the future divest, businesses or business operations, including the sale of our AirCentre portfolio on February 28, 2022. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, failure to obtain necessary regulatory approvals, implementation of transition services related to such divestitures, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.

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
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus has created global economic uncertainty and contributed to inflationary pressures, including fuel prices. A significant escalation or expansion of economic disruption, the conflict's current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business, broaden inflationary costs, and have a material adverse effect on our results of operations.
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the continued effects of Brexit; (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures, travel restrictions, sanctions and export controls; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of March 31, 2022, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of March 31, 2022, we had outstanding approximately $2.2 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.2 billion, Term Loan B-1 for $400 million and Term Loan B-2 for $634 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Senior Secured Credit Facilities" for the estimated impacts of this change. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to the Secured Overnight Financing Rate ("SOFR") or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements.
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
Our consolidated balance sheets at March 31, 2022 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2022, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and VAT, consistent with applicable accounting principles and considering all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2022. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2022.

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
10.108
First Term Loan B Extension Amendment and Eighth Term Loan B Refinancing Amendment to Amended and Restated Credit Agreement, dated March 9, 2022, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as the 2022 Other Term B Lender (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2022).

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

SABRE CORPORATION
(Registrant)
Date:	May 3, 2022	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)