Form 10-Q
period 2022-06-30
Sabre Corp
filed 2022-08-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 28, 2022, 328,186,374 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$657,532	$419,668	$1,242,442	$747,152
Cost of revenue, excluding technology costs	274,245	179,821	497,279	326,582
Technology costs	277,172	261,217	550,902	513,880
Selling, general and administrative	176,308	159,000	343,986	289,613
Operating loss	(70,193)	(180,370)	(149,725)	(382,923)
Other (expense) income:
Interest expense, net	(66,884)	(64,272)	(127,942)	(128,373)
Loss on extinguishment of debt	—	—	(3,533)	—
Equity method income (loss)	186	630	16	(281)
Other, net	(43,937)	(3,199)	147,304	8,432
Total other (expense) income, net	(110,635)	(66,841)	15,845	(120,222)
Loss from continuing operations before income taxes	(180,828)	(247,211)	(133,880)	(503,145)
Provision (benefit) for income taxes	5,390	(1,897)	4,794	2,100
Loss from continuing operations	(186,218)	(245,314)	(138,674)	(505,245)
Loss from discontinued operations, net of tax	(284)	(81)	(150)	(344)
Net loss	(186,502)	(245,395)	(138,824)	(505,589)
Net income attributable to noncontrolling interests	885	459	1,157	943
Net loss attributable to Sabre Corporation	(187,387)	(245,854)	(139,981)	(506,532)
Preferred stock dividends	5,347	5,428	10,693	10,856
Net loss attributable to common stockholders	$(192,734)	$(251,282)	$(150,674)	$(517,388)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Net loss per common share	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Net loss per common share	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Weighted-average common shares outstanding:
Basic	326,573	319,755	325,124	318,700
Diluted	326,573	319,755	325,124	318,700
See Notes to Consolidated Financial Statements

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(186,502)	$(245,395)	$(138,824)	$(505,589)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	—	1,110	(1,287)	(3,730)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $(6,153), $—, $(6,153)	—	21,347	1,671	21,347
Pension settlement, net of taxes of $—, $(973), $—, $(973)	—	3,374	—	3,374
Amortization of prior service credits, net of taxes of $—, $80, $—, $160	(358)	(278)	(716)	(556)
Amortization of actuarial losses, net of taxes of $—, $(488), $—, $(969)	2,210	1,688	3,993	3,363
Net change in retirement-related benefit plans, net of tax	1,852	26,131	4,948	27,528
Derivatives:
Unrealized losses, net of taxes of $—, $29, $—, $30	(18)	(101)	(18)	(104)
Reclassification adjustment for realized losses, net of taxes of $—, $(916), $—, $(1,815)	244	3,189	244	6,316
Net change in derivatives, net of tax	226	3,088	226	6,212
Share of other comprehensive income of equity method investments	(200)	(758)	455	(224)
Other comprehensive income	1,878	29,571	4,342	29,786
Comprehensive loss	(184,624)	(215,824)	(134,482)	(475,803)
Less: Comprehensive income attributable to noncontrolling interests	(885)	(459)	(1,157)	(943)
Comprehensive loss attributable to Sabre Corporation	$(185,509)	$(216,283)	$(135,639)	$(476,746)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$992,180	$978,352
Restricted cash	21,039	21,039
Accounts receivable, net of allowance for credit losses of $50,767 and $58,965	395,920	259,934
Prepaid expenses and other current assets	177,243	121,591
Current assets held for sale	—	21,358
Total current assets	1,586,382	1,402,274
Property and equipment, net of accumulated depreciation of $1,945,973 and $1,912,651	231,956	249,812
Equity method investments	22,498	22,671
Goodwill	2,481,067	2,470,206
Acquired customer relationships, net of accumulated amortization of $790,870 and $771,479	245,147	257,362
Other intangible assets, net of accumulated amortization of $763,776 and $751,917	166,955	183,321
Deferred income taxes	28,266	27,056
Other assets, net	414,465	475,424
Long-term assets held for sale	—	203,204
Total assets	$5,176,736	$5,291,330

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$145,619	$122,934
Accrued compensation and related benefits	103,048	135,974
Accrued subscriber incentives	205,396	137,448
Deferred revenues	89,686	81,061
Other accrued liabilities	185,011	188,706
Current portion of debt	16,730	29,290
Current liabilities held for sale	—	21,092
Total current liabilities	745,489	716,505
Deferred income taxes	32,127	38,344
Other noncurrent liabilities	273,169	297,037
Long-term debt	4,732,532	4,723,685
Long-term liabilities held for sale	—	15,476
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, 3,290 issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation value of $329,000 as of June 30, 2022 and December 31, 2021	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 352,943 and 346,430 shares issued, 328,159 and 323,501 shares outstanding at June 30, 2022 and December 31, 2021, respectively	3,529	3,464
Additional paid-in capital	3,169,441	3,115,719
Treasury Stock, at cost, 24,785 and 22,930 shares at June 30, 2022 and December 31, 2021, respectively	(513,462)	(498,141)
Accumulated deficit	(3,200,369)	(3,049,695)
Accumulated other comprehensive loss	(75,945)	(80,287)
Noncontrolling interest	10,191	9,190
Total stockholders’ deficit	(606,582)	(499,717)
Total liabilities and stockholders’ deficit	$5,176,736	$5,291,330

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(138,824)	$(505,589)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of assets and investments	(180,081)	(14,532)
Depreciation and amortization	99,334	140,653
Stock-based compensation expense	53,732	53,904
Loss on fair value of investment	29,520	—
Amortization of upfront incentive consideration	23,785	30,168
Deferred income taxes	(8,600)	(7,292)
Amortization of debt discount and issuance costs	7,003	6,060
Loss on extinguishment of debt	3,533	—
Dividends received from equity method investments	488	698
Provision for expected credit losses	263	(3,914)
Loss from discontinued operations	150	344
Pension settlement charge	—	4,347
Other	3,363	238
Changes in operating assets and liabilities:
Accounts and other receivables	(170,853)	(82,477)
Prepaid expenses and other current assets	(7,658)	(7,301)
Capitalized implementation costs	(7,059)	(9,105)
Upfront incentive consideration	(6,593)	(2,453)
Other assets	33,557	535
Accrued compensation and related benefits	(31,370)	30,924
Accounts payable and other accrued liabilities	73,736	25,157
Deferred revenue including upfront solution fees	10,262	1,175
Cash used in operating activities	(212,312)	(338,460)
Investing Activities
Net proceeds from dispositions	392,268	24,874
Purchase of investment in equity securities	(80,000)	—
Additions to property and equipment	(33,384)	(17,240)
Acquisitions, net of cash acquired	(6,986)	—
Cash provided by investing activities	271,898	7,634
Financing Activities
Payments on borrowings from lenders	(629,479)	(12,590)
Proceeds of borrowings from lenders	625,000	—
Net payment on the settlement of equity-based awards	(15,330)	(22,016)
Dividends paid on preferred stock	(10,693)	(10,856)
Debt prepayment fees and issuance costs	(9,747)	—
Other financing activities	(159)	842
Cash used in financing activities	(40,408)	(44,620)
Cash Flows from Discontinued Operations
Cash used in operating activities	(2,698)	(1,158)
Cash used in discontinued operations	(2,698)	(1,158)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,652)	(947)
Increase (decrease) in cash, cash equivalents and restricted cash	13,828	(377,551)
Cash, cash equivalents and restricted cash at beginning of period	999,391	1,499,665
Cash, cash equivalents and restricted cash at end of period	$1,013,219	$1,122,114
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)
Comprehensive loss								(187,387)	1,878	885	(184,624)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)	—	—	(5,347)
Settlement of stock-based awards	—	—	2,629,221	26	(1)	777,678	(5,021)	—	—	—	(4,996)
Stock-based compensation expense	—	—	—	—	26,127	—	—	—	—	—	26,127
Other	—	—	—	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2022	3,290,000	$33	352,943,330	$3,529	$3,169,441	24,784,524	$(513,462)	$(3,200,369)	$(75,945)	$10,191	$(606,582)

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739
Comprehensive loss	—	—	—	—	—	—	—	(245,854)	29,571	459	(215,824)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)			(5,428)
Settlement of stock-based awards	—	—	2,377,690	24	214	714,622	(9,820)		—	—	(9,582)
Stock-based compensation expense	—	—	—	—	29,478	—	—	—	—	—	29,478
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at June 30, 2021	3,340,000	33	345,209,840	3,452	3,049,156	22,844,796	(497,221)	(2,617,012)	(106,171)	7,971	(159,792)

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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus ("COVID-19"), including variants, as well as by government directives that have been enacted to slow the spread of the virus. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed, we have seen gradual improvement in our key volume metrics during 2021 and 2022. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2021 and 2020.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $9 million and $18 million as of June 30, 2022, and December 31, 2021, respectively, as cancellation activity has continued to decline over the year.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
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

Adoption of New Accounting Standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued updated guidance on derivatives and hedging which allows entities to apply fair value hedging to closed portfolios of prepayable financial assets without having to consider prepayment risk or credit risk when measuring the assets. The amendments allow multiple hedged layers to be designated for a single closed portfolio for financial assets or one or more beneficial interests secured by a portfolio of financial instruments. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. The standard is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard in the first quarter of 2022 and there was no impact to our consolidated financial statements for the six months ended June 30, 2022 as a result of the adoption.
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
The following table presents our assets and liabilities with customers as of June 30, 2022 and December 31, 2021 (in thousands).

Account	Consolidated Balance Sheet Location	June 30, 2022	December 31, 2021
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$71,737	$79,682
Trade and unbilled receivables, net	Accounts receivable, net	395,576	258,800
Long-term trade unbilled receivables, net	Other assets, net	11,967	23,709
Contract liabilities	Deferred revenues / other noncurrent liabilities	139,580	135,273
______________________
(1) Includes contract assets of $11 million for June 30, 2022 and December 31, 2021.
During the six months ended June 30, 2022, we recognized revenue of approximately $17 million from contract liabilities that existed as of January 1, 2022. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distribution	$431,538	$218,245	$774,426	$370,026
IT Solutions	167,611	155,140	358,721	292,234
Total Travel Solutions	599,149	373,385	1,133,147	662,260
SynXis Software and Services	58,625	44,530	108,359	83,260
Other	7,579	6,221	13,849	9,706
Total Hospitality Solutions	66,204	50,751	122,208	92,966
Eliminations	(7,821)	(4,468)	(12,913)	(8,074)
Total Sabre Revenue	$657,532	$419,668	$1,242,442	$747,152
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2022, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $25 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
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
3. Acquisitions and Dispositions
Exercise of option to acquire
In July 2022, we exercised a contractually binding option to acquire the outstanding shares of an entity in the payments industry for a price determined pursuant to an independent valuation process. Our obligation under the agreement is expected to result in a payment of approximately $70 million in August 2022 to the current shareholders. We will consolidate the results of this entity from the date of acquisition, which are not expected to have a material impact on our results of operations in the current year.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $17 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $180 million, which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale (after-tax $112 million) in Other, net in our consolidated statements of operations for the six months ended June 30, 2022.
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
4. Income Taxes

    For the six months ended June 30, 2022, we recognized $5 million of income tax expense, representing a negative effective tax rate of 4%, compared to an income tax expense of $2 million, representing a negative effective tax rate of less than 1% for the six months ended June 30, 2021 . The decrease in the effective tax rate for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to a increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of June 30, 2022, a cumulative valuation allowance of $443 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $81 million and $85 million as of June 30, 2022 and December 31, 2021, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2022 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$59,646
Provision for expected credit losses	263
Write-offs	(7,175)
Other	(749)
Balance at June 30, 2022	$51,985
In the prior year quarter and throughout the year of 2021, we experienced the reversal of certain provisions recorded during 2020, as the economy began to recover and payment experience began to improve. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
6. Debt
As of June 30, 2022 and December 31, 2021, our outstanding debt included in our consolidated balance sheets totaled $4,749 million and $4,753 million, respectively, which are net of debt issuance costs of $39 million and $45 million, respectively, and unamortized discounts of $14 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2022 and December 31, 2021 (in thousands):

	Rate	Maturity	June 30, 2022	December 31, 2021
Senior secured credit facilities:
Term Loan B	L + 2.00%	February 2024	$1,183,129	$1,805,806
Other Term Loan B	S(1) + 4.25%	June 2028	623,438	—
Term Loan B-1	L + 3.50%	December 2027	399,960	401,980
Term Loan B-2	L + 3.50%	December 2027	637,560	640,780
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	333,220	333,220
Face value of total debt outstanding			4,802,307	4,806,786
Less current portion of debt outstanding			(16,730)	(29,290)
Face value of long-term debt outstanding			$4,785,577	$4,777,496
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR")
We had outstanding letters of credit totaling $12 million and $10 million as of June 30, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "2022 Refinancing"). We incurred no additional indebtedness as a result of the 2022 Refinancing, other than amounts covering certain fees and expenses. The 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “New Other Term B Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt in connection with these transactions during the six months ended June 30, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The New Other Term B Facility matures on June 30, 2028 and offers us the ability to prepay or repay the New Other Term B Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the New Other Term B Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of June 30, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of June 30, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2022, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2022 and December 31, 2021, (in thousands):

	June 30, 2022	December 31, 2021
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	6,793	7,917
Net Carrying Value	$326,427	$325,303

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$3,332	$3,450	$6,664	$6,900
Amortization of debt issuance costs	$565	$829	$1,124	$1,380

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments, and the hedge components excluded from the assessment of effectiveness, are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. As of June 30, 2022 and December 31, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2022 and 2021 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(4)	June 30, 2022	December 31, 2023
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021
______________________
(1)    Subject to a 0.5% floor.
(2)    Subject to a 1% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $450 million of the floating-rate Term Loan B related to the year 2021. In December 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $150 million of the floating-rate Term Loan B for the year 2021. On April 1, 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate Other Term Loan B for the years 2022 and 2023. On June 15, 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate Other Term Loan B for the years 2022 and 2023. We designated these swaps as cash flow hedges.

We had no derivatives designated as hedging instruments as of December 31, 2021. The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2022 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2022
Interest rate swaps	Prepaid expenses and other current assets	$797
Interest rate swaps	Other noncurrent liabilities	(584)
Total		$213

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Interest rate swaps	18	(101)	18	(104)
Total	$18	$(101)	$18	$(104)

		Amount of Losses Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate swaps	Interest expense, net	244	3,189	244	6,316
Total		$244	$3,189	$244	$6,316

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
Global Business Travel Group, Inc.("GBT") Investment—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of GBT for an aggregate purchase price of $80 million. As of June 30, 2022, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.

The following tables present our assets that are required to be measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

		Fair Value at Reporting Date Using
	June 30, 2022	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$213	$—	$213	$—
GBT Common Stock	50,480	50,480	—
Total	$50,693	$50,480	$213	$—
______________________
(1) See Note 7. Derivatives for further detail.

There were no (liabilities) assets that were required to be measured at fair value on a recurring basis as of December 31, 2021. There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2022.
Unrealized losses recognized during the three and six months ended June 30, 2022 from the investment in GBT totaled $30 million.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Term Loan B	$1,123,233	$1,767,432	$1,181,871	$1,803,318
Other Term Loan B	587,979	—	616,763	—
Term Loan B-1	377,962	397,458	399,094	401,036
Term Loan B-2	598,908	633,171	632,637	635,416
9.25% senior secured notes due 2025	749,615	877,916	775,000	775,000
7.375% senior secured notes due 2025	791,359	886,423	850,000	850,000
4.00% senior exchangeable notes due 2025	346,540	454,459	333,220	333,220
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and six months ended June 30, 2022 or June 30, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.

9. Accumulated Other Comprehensive Loss
As of June 30, 2022 and December 31, 2021, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2022	December 31, 2021
Defined benefit pension and other postretirement benefit plans	$(79,826)	$(84,773)
Unrealized foreign currency translation gain	4,996	6,282
Unrealized loss on interest rate swaps	226	—
Share of other comprehensive loss of equity method investments	(1,341)	(1,796)
Total accumulated other comprehensive loss, net of tax	$(75,945)	$(80,287)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of June 30, 2022, we have not contributed to our defined benefit pension plan in 2022 and do not expect to make any contributions for the year. See Note 7. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022 and 2021, we paid cash dividends on our preferred stock of $5 million and $11 million. On May 4, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2022 to holders of record of the Preferred Stock on May 15, 2022. On July 27, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2022 to holders of record of the Preferred Stock on August 15, 2022.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2022.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of June 30, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 6. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(186,218)	$(245,314)	$(138,674)	$(505,245)
Less: Net income attributable to noncontrolling interests	885	459	1,157	943
Less: Preferred stock dividends	5,347	5,428	10,693	10,856
Net loss from continuing operations available to common stockholders, basic and diluted	$(192,450)	$(251,201)	$(150,524)	$(517,044)
Denominator:
Basic weighted-average common shares outstanding	326,573	319,755	325,124	318,700
Diluted weighted-average common shares outstanding	326,573	319,755	325,124	318,700
Earnings per share from continuing operations:
Basic	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Diluted	$(0.59)	$(0.79)	$(0.46)	$(1.62)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 3 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2022, respectively, and 5 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2021, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 4 million and 2 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2022, respectively, and 1 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2021, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million and 43 million resulting common shares related to the Exchangeable Notes for the three and six months ended June 30, 2022 and 2021, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.

Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 39 million and 40 million resulting common shares related to the Preferred Stock for the three and six months ended June 30, 2022 and 2021, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.
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
In September 2019, the Second Circuit issued its Order and Opinion. The Second Circuit vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remains intact. The lawsuit was remanded to federal court in the Southern District of New York for further proceedings.
The retrial began in April 2022. US Airways quantified its damages for the retrial in a range of $204 million to $299 million (before trebling), based on its payments of GDS booking fees to Sabre, alleged lost profits, and certain other assumptions. In May 2022, the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, and found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. The jury, however, only awarded US Airways $1.00 in single damages. Based on the jury’s verdict, in June 2022 the court entered final judgment in favor of US Airways in the amount of $3.00, which is three times the jury’s award of $1.00 as required by the Sherman Act. We have paid US Airways $3.05 to satisfy this portion of the judgment. Neither party has filed an appeal, and the period to file a timely appeal has passed.
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. US Airways has not filed its motion seeking attorneys’ fees and costs to date. We are currently unable to estimate these reasonable attorneys’ fees and costs; therefore, we do not have any losses accrued for this matter as of June 30, 2022.
American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The court also denied American Airlines’ subsequent motion seeking reconsideration of the court’s denial of the temporary injunction. The court has scheduled the trial to begin on January 17, 2023. We could incur significant fees, costs and expenses for as long as the litigation is ongoing. If we cannot resolve this matter favorably, we could be limited in our ability to develop and use innovative new displays and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $49 million as of June 30, 2022. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2022, we do not believe that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

13. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our President, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
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
Segment information for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Travel Solutions	$599,149	$373,385	$1,133,147	$662,260
Hospitality Solutions	66,204	50,751	122,208	92,966
Eliminations	(7,821)	(4,468)	(12,913)	(8,074)
Total revenue	$657,532	$419,668	$1,242,442	$747,152
Adjusted Operating Loss(a)
Travel Solutions	$57,884	$(67,182)	$103,190	$(173,315)
Hospitality Solutions	(12,040)	(8,521)	(27,157)	(22,108)
Corporate	(55,156)	(46,049)	(114,500)	(92,831)
Total	$(9,312)	$(121,752)	$(38,467)	$(288,254)
Depreciation and amortization
Travel Solutions	$28,031	$44,564	$56,286	$93,334
Hospitality Solutions	5,487	6,490	11,286	14,417
Total segments	33,518	51,054	67,572	107,751
Corporate	15,707	16,376	31,762	32,902
Total	$49,225	$67,430	$99,334	$140,653
Capital Expenditures
Travel Solutions	$11,000	$6,844	$18,397	$11,043
Hospitality Solutions	237	231	3,766	421
Total segments	11,237	7,075	22,163	11,464
Corporate	4,743	3,730	11,221	5,776
Total	$15,980	$10,805	$33,384	$17,240
    ______________________
(a)The following table sets forth the reconciliation of operating loss in our consolidated statements of operations to Adjusted Operating Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating loss	$(70,193)	$(180,370)	$(149,725)	$(382,923)
Add back:
Equity method income (loss)	186	630	16	(281)
Acquisition-related amortization(1)	15,448	16,136	31,251	32,357
Restructuring and other costs(2)	4,336	(856)	4,336	(5,991)
Acquisition-related costs(3)	2,245	1,709	5,909	2,429
Litigation costs, net(4)	12,539	11,521	16,014	12,251
Stock-based compensation	26,127	29,478	53,732	53,904
Adjusted Operating Loss	$(9,312)	$(121,752)	$(38,467)	$(288,254)
______________________
(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and will result in severance benefits related to employee terminations, which primarily occurred in July 2022. During 2021, adjustments to charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(4)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 12. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $9 million and $18 million as of June 30, 2022, and December 31, 2021, respectively, as cancellation activity has continued to decline over the year. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
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
In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc.(“GBT”) for an aggregate purchase price of $80 million. As of June 30, 2022, we continued to own these 8 million shares. We recognized unrealized losses of $30 million during the three and six months ended June 30, 2022 from the investment in GBT. See Note 8. Fair Value Measurements for further details.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $180 million, which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale (after-tax $112 million) in Other, net in our consolidated statements of operations for the six months ended June 30, 2022. In connection with the closing, we entered into a transition services agreement with the purchaser, pursuant to which we will continue to provide certain services and conduct certain operations in connection with the transferred business while it transitions to the purchaser’s system, in return for compensation from the purchaser with respect to these costs. See Note 3. Acquisitions and Dispositions for further details.
Subsequent to the initiation of the current military conflict in Ukraine, we terminated our distribution agreement with a certain Travel Solutions customer located in Russia. In the second quarter of 2022, this customer was removed from the International Air Transport Association clearing house, which has negatively impacted our ability to collect amounts due to us pursuant to our IT Solutions agreement with the customer. Subsequent to quarter end, however, an alternative payment method has currently been established. Air travel in and to Russia, Ukraine, and Belarus has substantially declined, including as a result of sanctions imposed on those countries. While none of Russia, Ukraine, and Belarus constituted a significant portion of our financial results in 2021, we have experienced significantly reduced GDS bookings and passengers boarded in Russia, Belarus, and Ukraine beginning in the middle of the first quarter of 2022, and these reductions are ongoing. For reference, our Travel Solutions revenue generated in Russia represented a low-single digit percentage of our total 2019 Travel Solutions revenue. An expansion in the scope of the current conflict or any economic disruption, or any expansion of sanctions or export controls, could have a material adverse effect on our results of operations. See “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions.”
During the six months ended June 30, 2022, we recognized $24 million of previously deferred revenue due to a change in facts and circumstances associated with an IT Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer. See Note 2. Revenue from Contracts with Customers for details regarding the impact on revenue. Revenue recognized during the six months ended June 30, 2022 from customers located in Russia represented a low-single digit percentage of our total 2022 Travel Solutions revenue, excluding the release of previously deferred revenue above. Our consolidated balance sheets include net assets of approximately $33 million as of June 30, 2022 related to customers located in Russia. If our performance under our IT Solutions agreements with such customers were terminated, or if we are unable to collect amounts due to us in the future, these net assets could be impaired.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Travel Solutions
Direct Billable Bookings - Air	69,767	51,084	36.6%	127,317	86,373	47.4%
Direct Billable Bookings - LGS	10,962	5,748	90.7%	18,390	9,402	95.6%
Distribution Total Direct Billable Bookings	80,729	56,832	42.0%	145,707	95,775	52.1%
IT Solutions Passengers Boarded	160,204	103,651	54.6%	289,367	178,840	61.8%

Hospitality Solutions
Central Reservations System Transactions	29,533	24,039	22.9%	52,561	41,599	26.4%
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
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision (benefit) for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating loss to Adjusted Operating Loss, and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(192,734)	$(251,282)	$(150,674)	$(517,388)
Loss from discontinued operations, net of tax	284	81	150	344
Net income attributable to noncontrolling interests(1)	885	459	1,157	943
Preferred stock dividends	5,347	5,428	10,693	10,856
Loss from continuing operations	(186,218)	(245,314)	(138,674)	(505,245)
Adjustments:
Acquisition-related amortization(2a)	15,448	16,136	31,251	32,357
Restructuring and other costs(4)	4,336	(856)	4,336	(5,991)
Loss on extinguishment of debt	—	—	3,533	—
Other, net(3)	43,937	3,199	(147,304)	(8,432)
Acquisition-related costs(5)	2,245	1,709	5,909	2,429
Litigation costs, net(6)	12,539	11,521	16,014	12,251
Stock-based compensation	26,127	29,478	53,732	53,904
Tax impact of adjustments(7)	756	16,355	(2,796)	22,681
Adjusted Net Loss from continuing operations	$(80,830)	$(167,772)	$(173,999)	$(396,046)
Adjusted Net Loss from continuing operations per share	$(0.25)	$(0.52)	$(0.54)	$(1.24)
Diluted weighted-average common shares outstanding	326,573	319,755	325,124	318,700

Operating loss	$(70,193)	$(180,370)	$(149,725)	$(382,923)
Add back:
Equity method income (loss)	186	630	16	(281)
Acquisition-related amortization(2a)	15,448	16,136	31,251	32,357
Restructuring and other costs(4)	4,336	(856)	4,336	(5,991)
Acquisition-related costs(5)	2,245	1,709	5,909	2,429
Litigation costs, net(6)	12,539	11,521	16,014	12,251
Stock-based compensation	26,127	29,478	53,732	53,904
Adjusted Operating Loss	$(9,312)	$(121,752)	$(38,467)	$(288,254)

Loss from continuing operations	$(186,218)	$(245,314)	$(138,674)	$(505,245)
Adjustments:
Depreciation and amortization of property and equipment(2b)	24,600	42,916	51,567	91,508
Amortization of capitalized implementation costs(2c)	9,177	8,378	16,516	16,788
Acquisition-related amortization(2a)	15,448	16,136	31,251	32,357
Restructuring and other costs(4)	4,336	(856)	4,336	(5,991)
Interest expense, net	66,884	64,272	127,942	128,373
Other, net(3)	43,937	3,199	(147,304)	(8,432)
Loss on extinguishment of debt	—	—	3,533	—
Acquisition-related costs(5)	2,245	1,709	5,909	2,429
Litigation costs, net(6)	12,539	11,521	16,014	12,251
Stock-based compensation	26,127	29,478	53,732	53,904
Provision (benefit) for income taxes	5,390	(1,897)	4,794	2,100
Adjusted EBITDA	$24,465	$(70,458)	$29,616	$(179,958)
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Income (loss) from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended June 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$57,884	$(12,040)	$(55,156)	$(9,312)
Less:
Equity method income	186	—	—	186
Acquisition-related amortization(2a)	—	—	15,448	15,448
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	2,245	2,245
Litigation costs, net(6)	—	—	12,539	12,539
Stock-based compensation	—	—	26,127	26,127
Operating income (loss)	$57,698	$(12,040)	$(115,851)	$(70,193)

Adjusted EBITDA	$85,915	$(6,553)	$(54,897)	$24,465
Less:
Depreciation and amortization of property and equipment(2b)	20,098	4,243	259	24,600
Amortization of capitalized implementation costs(2c)	7,933	1,244	—	9,177
Acquisition-related amortization(2a)	—	—	15,448	15,448
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	2,245	2,245
Litigation costs, net(6)	—	—	12,539	12,539
Stock-based compensation	—	—	26,127	26,127
Equity method income	186	—	—	186
Operating income (loss)	$57,698	$(12,040)	$(115,851)	$(70,193)
Interest expense, net				(66,884)
Other, net(3)				(43,937)
Equity method income				186
Provision for income taxes				(5,390)
Loss from continuing operations				$(186,218)

	Three Months Ended June 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(67,182)	$(8,521)	$(46,049)	$(121,752)
Less:
Equity method income	630	—	—	630
Acquisition-related amortization(2a)	—	—	16,136	16,136
Restructuring and other costs(4)	—	—	(856)	(856)
Acquisition-related costs(5)	—	—	1,709	1,709
Litigation costs, net(6)	—	—	11,521	11,521
Stock-based compensation	—	—	29,478	29,478
Operating loss	$(67,812)	$(8,521)	$(104,037)	$(180,370)

Adjusted EBITDA	$(22,618)	$(2,031)	$(45,809)	$(70,458)
Less:
Depreciation and amortization of property and equipment(2b)	37,228	5,448	240	42,916
Amortization of capitalized implementation costs(2c)	7,336	1,042	—	8,378
Acquisition-related amortization(2a)	—	—	16,136	16,136
Restructuring and other costs(4)	—	—	(856)	(856)
Acquisition-related costs(5)	—	—	1,709	1,709
Litigation costs, net(6)	—	—	11,521	11,521
Stock-based compensation	—	—	29,478	29,478
Equity method income	630	—	—	630
Operating loss	$(67,812)	$(8,521)	$(104,037)	$(180,370)
Interest expense, net				(64,272)
Other, net(3)				(3,199)
Equity method income				630
Benefit for income taxes				1,897
Loss from continuing operations				$(245,314)

	Six Months Ended June 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$103,190	$(27,157)	$(114,500)	$(38,467)
Less:
Equity method income	16	—	—	16
Acquisition-related amortization(2a)	—	—	31,251	31,251
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	5,909	5,909
Litigation costs, net(6)	—	—	16,014	16,014
Stock-based compensation	—	—	53,732	53,732
Operating income (loss)	$103,174	$(27,157)	$(225,742)	$(149,725)

Adjusted EBITDA	$159,476	$(15,871)	$(113,989)	$29,616
Less:
Depreciation and amortization of property and equipment(2b)	42,214	8,842	511	51,567
Amortization of capitalized implementation costs(2c)	14,072	2,444	—	16,516
Acquisition-related amortization(2a)	—	—	31,251	31,251
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	5,909	5,909
Litigation costs, net(6)	—	—	16,014	16,014
Stock-based compensation	—	—	53,732	53,732
Equity method income	16	—	—	16
Operating income (loss)	$103,174	$(27,157)	$(225,742)	$(149,725)
Interest expense, net				(127,942)
Other, net(3)				147,304
Loss on extinguishment of debt				(3,533)
Equity method income				16
Provision for income taxes				(4,794)
Loss from continuing operations				$(138,674)

	Six Months Ended June 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(173,315)	$(22,108)	$(92,831)	$(288,254)
Less:
Equity method loss	(281)	—	—	(281)
Acquisition-related amortization(2a)	—	—	32,357	32,357
Restructuring and other costs(4)	—	—	(5,991)	(5,991)
Acquisition-related costs(5)	—	—	2,429	2,429
Litigation costs, net(6)	—	—	12,251	12,251
Stock-based compensation		—	53,904	53,904
Operating loss	$(173,034)	$(22,108)	$(187,781)	$(382,923)

Adjusted EBITDA	$(79,981)	$(7,691)	$(92,286)	$(179,958)
Less:
Depreciation and amortization of property and equipment(2b)	78,600	12,363	545	91,508
Amortization of capitalized implementation costs(2c)	14,734	2,054	—	16,788
Acquisition-related amortization(2a)	—	—	32,357	32,357
Restructuring and other costs(4)	—	—	(5,991)	(5,991)
Acquisition-related costs(5)	—	—	2,429	2,429
Litigation costs, net(6)	—	—	12,251	12,251
Stock-based compensation	—	—	53,904	53,904
Equity method loss	(281)	—	—	(281)
Operating loss	$(173,034)	$(22,108)	$(187,781)	$(382,923)
Interest expense, net				(128,373)
Other, net(3)				8,432
Equity method loss				(281)
Provision for income taxes				(2,100)
Loss from continuing operations				$(505,245)
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(212,312)	$(338,460)
Cash provided by investing activities	271,898	7,634
Cash used in financing activities	(40,408)	(44,620)

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(212,312)	$(338,460)
Additions to property and equipment	(33,384)	(17,240)
Free Cash Flow	$(245,696)	$(355,700)
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
(3) Other, net includes a $180 million gain on the sale of AirCentre during 2022, a fair value loss of $30 million on our GBT investment during the second quarter of 2022 and a $15 million gain on sale of equity securities during the first quarter of 2021. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4) Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and will result in severance benefits related to employee terminations, which primarily occurred in July 2022. During 2021, adjustments to charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$657,532	$419,668	$1,242,442	$747,152
Cost of revenue, excluding technology costs	274,245	179,821	497,279	326,582
Technology costs	277,172	261,217	550,902	513,880
Selling, general and administrative	176,308	159,000	343,986	289,613
Operating loss	(70,193)	(180,370)	(149,725)	(382,923)
Interest expense, net	(66,884)	(64,272)	(127,942)	(128,373)
Loss on debt extinguishment	—	—	(3,533)	—
Equity method income (loss)	186	630	16	(281)
Other, net	(43,937)	(3,199)	147,304	8,432
Loss from continuing operations before income taxes	(180,828)	(247,211)	(133,880)	(503,145)
Provision (benefit) for income taxes	5,390	(1,897)	4,794	2,100
Loss from continuing operations	$(186,218)	$(245,314)	$(138,674)	$(505,245)

Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$599,149	$373,385	$225,764	60%
Hospitality Solutions	66,204	50,751	15,453	30%
Total segment revenue	665,353	424,136	241,217	57%
Eliminations	(7,821)	(4,468)	(3,353)	75%
Total revenue	$657,532	$419,668	$237,864	57%
Travel Solutions—Revenue increased $226 million, or 60%, for the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to:
•a $213 million, or 98%, increase in transaction-based distribution revenue due to a 42% increase in Direct Billable Bookings to 81 million primarily as a result of the continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•a $13 million increase in IT solutions revenue consisting of a $36 million, or 69%, increase in reservation revenue primarily due to a 55% increase in Passengers Boarded to 160 million as a result of the continued recovery trends from the COVID-19 pandemic and the recognition of $3 million in previously deferred revenue from a customer that entered liquidation. Additionally, commercial and operations revenue declined due to the sale of our AirCentre portfolio on February 28, 2022.
Hospitality Solutions—Revenue increased $15 million, or 30%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $14 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 23% to 30 million, as a result of the continued recovery from the COVID-19 pandemic and an increase of $1 million in DX revenue.

Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$236,289	$150,039	$86,250	57%
Hospitality Solutions	33,665	24,760	8,905	36%
Eliminations	(7,821)	(4,466)	(3,355)	75%
Total segment cost of revenue, excluding technology costs	262,133	170,333	91,800	54%
Corporate	2,034	(377)	2,411	(640)%
Depreciation and amortization	10,078	9,865	213	2%
Total cost of revenue, excluding technology costs	$274,245	$179,821	$94,424	53%
Travel Solutions—Cost of revenue, excluding technology costs, increased $86 million, or 57%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by an $89 million increase in incentive consideration due to higher transaction volume given the continued recovery from the COVID-19 pandemic. This increase was slightly offset by a decrease in labor and professional services costs resulting from the sale of AirCentre and other labor related expenses.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $9 million, or 36%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes.
Technology Costs

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$226,690	$217,821	$8,869	4%
Hospitality Solutions	31,347	22,180	9,167	41%
Corporate	19,135	21,216	(2,081)	(10)%
Total technology costs	$277,172	$261,217	$15,955	6%

Travel Solutions—Technology costs increased $9 million, or 4%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $14 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $9 million to support our technology transformation initiatives. These increases were partially offset by a decrease in depreciation and amortization of $16 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as reduced costs due to the sale of our AirCentre portfolio.
Hospitality Solutions—Technology costs increased $9 million, or 41%, for the three months ended June 30, 2022 compared to the same period in the prior year due to a $6 million increase in labor and professional services costs and a $4 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$70,105	$65,401	$4,704	7%
Hospitality Solutions	11,986	11,271	715	6%
Corporate	94,217	82,328	11,889	14%
Total selling, general and administrative expenses	$176,308	$159,000	$17,308	11%

Travel Solutions—Selling, general and administrative expenses increased $5 million, or 7%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was driven by a $2 million increase due to continued investments in our internal business systems, a $1 million increase in the provision for expected credit losses, and a $3 million increase due to other ongoing business expenses.

Hospitality Solutions—Selling, general and administrative expenses increased $1 million, or 6%, for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a $2 million increase in labor and professional services costs related to our business strategy to support the long-term growth of the business, partially offset by a decrease in the provision for expected credit losses as a result of the continued recovery from the COVID-19 pandemic.

Corporate—Selling, general and administrative expenses increased $12 million, or 14%, for the three months ended June 30, 2022 compared to the same period in the prior year. This increase was driven by a $5 million increase as a result of increased compensation to attract and retain talent, a $6 million increase in professional services related to our business structure and strategy to support the long-term growth of the business, a $1 million increase in risk and security costs, a $1 million increase due to the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and other ongoing business expenses. These increases were partially offset by a $3 million decrease in stock-based compensation.
Interest expense, net

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$66,884	$64,272	$2,612	4%

Interest expense increased $3 million, or 4% during the three months ended June 30, 2022 compared to the same period in the prior year primarily due to higher interest rates under the New Other Term B Facility due 2028 entered into in the first quarter of 2022. This increase was partially offset by a decline caused by the maturation of certain interest rate swaps in the fourth quarter of 2021. See 6. Debt for further details regarding these debt transactions.
Other, net

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$43,937	$3,199	$40,738	1,273%
Other, net increased $41 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to a fair value loss of $30 million on our GBT investment and a reduction of the gain on sale of AirCentre of $12 million. See Note 8. Fair Value Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale.
Provision (benefit) for Income Taxes

	Three Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$5,390	$(1,897)	$7,287	(384)%

For the three months ended June 30, 2022, we recognized $5 million income tax expense, representing a negative effective tax rate of 3%, compared to an income tax benefit of $2 million, representing an effective tax rate of 1% for the three months ended June 30, 2021. The decrease in the effective tax rate for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$1,133,147	$662,260	$470,887	71%
Hospitality Solutions	122,208	92,966	29,242	31%
Total segment revenue	1,255,355	755,226	500,129	66%
Eliminations	(12,913)	(8,074)	(4,839)	60%
Total revenue	$1,242,442	$747,152	$495,290	66%
Travel Solutions—Revenue increased $471 million, or 71%, for the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to:
•a $404 million, or 109%, increase in transaction-based distribution revenue due to a 52% increase in Direct Billable Bookings to 146 million primarily as a result of the continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•a $66 million increase in IT solutions revenue consisting of a $76 million, or 82%, increase in reservation revenue primarily due to a 62% increase in Passengers Boarded to 289 million as a result of the continued recovery trends from the COVID-19 pandemic, $24 million of previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances associated with a Russian carrier and the recognition of $3 million in previously deferred revenue from a customer that entered liquidation. See Note 2. Revenue from Contracts with Customers. This increase was partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes. Additionally, commercial and operations revenue decreased due to the sale of our AirCentre portfolio on February 28, 2022.
Hospitality Solutions—Revenue increased $29 million, or 31%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $25 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 26% to 53 million, as a result of the continued recovery from the COVID-19 pandemic and an increase of $4 million in DX revenue.

Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$426,043	$267,257	$158,786	59%
Hospitality Solutions	61,390	44,637	16,753	38%
Eliminations	(12,913)	(8,072)	(4,841)	60%
Total segment cost of revenue, excluding technology costs	474,520	303,822	170,698	56%
Corporate	4,012	2,762	1,250	45%
Depreciation and amortization	18,747	19,998	(1,251)	(6)%
Total cost of revenue, excluding technology costs	$497,279	$326,582	$170,697	52%
Travel Solutions—Cost of revenue, excluding technology costs, increased $159 million, or 59%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $167 million increase in incentive consideration due to higher transaction volume given the continued recovery from the COVID-19 pandemic. This increase was partially offset by a decrease in labor and professional services costs resulting from the sale of AirCentre and other labor related expenses.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $17 million, or 38%, for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes.

Technology Costs

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$451,834	$431,518	$20,316	5%
Hospitality Solutions	59,907	44,600	15,307	34%
Corporate	39,161	37,762	1,399	4%
Total technology costs	$550,902	$513,880	$37,022	7%

Travel Solutions—Technology costs increased $20 million, or 5%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $39 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $15 million to support our technology transformation initiatives. We expect to incur a significant amount of incremental technology costs in 2022 over the prior year as a result of our technology transformation. These increases were partially offset by a decrease in depreciation and amortization of $34 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as a reduction due to the sale of our AirCentre portfolio. We expect decreases in depreciation and amortization to continue due to these factors.
Hospitality Solutions—Technology costs increased $15 million, or 34%, for the six months ended June 30, 2022 compared to the same period in the prior year due to an $11 million increase in labor and professional services costs and a $6 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud. This increase was partially offset by a $2 million decrease in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. The migration to the cloud for SynXis is expected to result in higher cloud-based transaction costs for Hospitality Solutions whereas historically it incurred data center operating costs and incurred hardware and infrastructure costs, which were capitalized, and became fully depreciated in prior periods.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$137,137	$120,361	$16,776	14%
Hospitality Solutions	25,612	23,748	1,864	8%
Corporate	181,237	145,504	35,733	25%
Total selling, general and administrative expenses	$343,986	$289,613	$54,373	19%

Travel Solutions—Selling, general and administrative expenses increased $17 million, or 14%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase was driven by an $8 million increase in the provision for expected credit losses due to the unfavorable comparison to a provision reversal in the prior year as the economy began to recover and payment experience began to improve, a $6 million increase in legal costs incurred due to ongoing litigation, a $2 million increase due to continued investments in our internal business systems, and $3 million due to other ongoing business expenses. These increases were partially offset by a $2 million decrease in depreciation and amortization.

Hospitality Solutions—Selling, general and administrative expenses increased $2 million, or 8%, for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to a $5 million increase in labor and professional services costs related to our business strategy to support the long-term growth of the business. This increase was partially offset by a $3 million decrease in the provision for expected credit losses due to an improvement in our expected credit losses in the current year as a result of the continued recovery from the COVID-19 pandemic, and lower depreciation and amortization.

Corporate—Selling, general and administrative expenses increased $36 million, or 25%, for the six months ended June 30, 2022 compared to the same period in the prior year. This increase was driven by a $13 million increase in professional services related to our business structure and strategy to support the long-term growth of the business, an $5 million increase as a result of increased compensation to attract and retain talent, a $6 million increase in risk and security costs, a $5 million increase in legal costs resulting from ongoing litigation, a $2 million increase due to the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and other ongoing business expenses. This increase was partially offset by a $1 million decrease in stock-based compensation.
Loss on extinguishment of debt

We recognized a loss on extinguishment of debt of $4 million during the six months ended June 30, 2022 as a result of the refinancing that occurred in the first quarter of 2022. See Note 6. Debt for further details.
Other, net

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$(147,304)	$(8,432)	$(138,872)	1,647%
Other, net decreased $139 million for the six months ended June 30, 2022 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million partially offset by a fair value loss of $30 million on our GBT investment and a $15 million gain on sale of investment recorded in the first quarter of 2021. See Note 8. Fair Value Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale.
Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021	Change

	(Amounts in thousands)
Provision for income taxes	$4,794	$2,100	$2,694	128%

For the six months ended June 30, 2022, we recognized $5 million income tax expense, representing a negative effective tax rate of 4%, compared to an income tax expense of $2 million, representing a negative effective tax rate of less than 1% for the six months ended June 30, 2021. The decrease in the effective tax rate for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to a increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$992,180	$978,352
Available under the bilateral letter of credit facility	8,352	10,018
Outstanding letters of credit under the bilateral letter of credit facility	11,648	9,982
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2022 and December 31, 2021. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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
Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. For 2022, we expect our free cash flow to improve on an annual basis from 2021, turning positive within the fourth quarter of 2022. This expectation is based on industry projections regarding anticipated recovery levels in air travel and could change. See “—Risk Factors" for further details. Given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary. Additionally, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. On July 12, 2021, we refinanced the Revolver and terminated the commitments thereunder, replacing it with term loans. See “—Senior Secured Credit Facilities below. We had outstanding letters of credit totaling $12 million and $10 million as of June 30, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue well beyond the containment of the outbreak. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings. In July 2022, we exercised a contractually binding option to acquire the outstanding shares of an entity in the payments industry for a price determined pursuant to an independent valuation process. Our obligation under the agreement is expected to result in a payment of approximately $70 million in August 2022 to the current shareholders. We will consolidate the results of this entity from the date of acquisition, which are not expected to have a material impact on our results of operations in the current year.
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On March 9, 2022, we refinanced and extended the maturity on a portion of the Term Loan B facility. See “— Senior Secured Credit Facilities" below.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022 and 2021, we paid cash dividends on our preferred stock of $5 million and $11 million. On May 4, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2022 to holders of record of the Preferred Stock on May 15, 2022. On July 27, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2022 to holders of record of the Preferred Stock on August 15, 2022.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program

In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2022.
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

On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "2022 Refinancing"). We incurred no additional indebtedness as a result of the 2022 Refinancing, other than amounts covering certain fees and expenses. The 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “New Other Term B Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt in connection with these transactions during the six months ended June 30, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The New Other Term B Facility matures on June 30, 2028 and offers us the ability to prepay or repay the New Other Term B Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the New Other Term B Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of June 30, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
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
As of June 30, 2022, we had outstanding approximately $2.2 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.2 billion, Term Loan B-1 for $399 million and Term Loan B-2 for $633 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for Term Loan B-1 and Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans. In March 2022, we entered into the 2022 Refinancing, which extended the maturity and replaced LIBOR with Term SOFR on a portion of our Term Loan B facility. The remaining Term Loan B allows for a transition to the Prime rate plus a margin, and assuming the discontinuation of LIBOR in June 2023, we estimate the impact of transitioning to the Prime rate in June 2023, assuming changes in Prime rates aligned with expected changes in the federal funds rate, which are based on market data and analysts’ forecasts, would result in an aggregate of approximately $22 million of incremental interest expense over the remaining life of Term Loan B. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to SOFR or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements. See “Risk Factors—We are exposed to interest rate fluctuations.”
Cash Flows

	Six Months Ended June 30,
	2022	2021

	(Amounts in thousands)
Cash used in operating activities	$(212,312)	$(338,460)
Cash provided by investing activities	271,898	7,634
Cash used in financing activities	(40,408)	(44,620)
Cash used in discontinued operations	(2,698)	(1,158)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,652)	(947)
Increase (decrease) in cash, cash equivalents and restricted cash	$13,828	$(377,551)
Operating Activities
Cash used in operating activities totaled $212 million for the six months ended June 30, 2022. The $126 million increase in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations, partially offset by an increase of $67 million associated with payments to our employees under performance-based bonus plans that did not occur in the prior year.
Investing Activities
For the six months ended June 30, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $33 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million of cash for the investment in GBT, and $7 million for other acquisitions.

For the six months ended June 30, 2021, we received proceeds of $25 million from the sale of certain investments and assets, partially offset by $17 million of cash used on capital expenditures primarily related to software developed for internal use.
Financing Activities
For the six months ended June 30, 2022, financing activities used $40 million. Significant highlights of our financing activities include:
•proceeds of $625 million from the issuance of New Other Term B Facility;
•payment of $624 million on Term Loan B and Other Term Loan B;
•payment of $5 million on Term B-1 Facility and Term B-2 Facility;
•payment of $10 million for debt prepayment fees and issuance costs;
•net payments of $15 million from the settlement of employee stock-option awards; and
•payment of $11 million in dividends on our preferred stock.
For the six months ended June 30, 2021, financing activities used $45 million. Significant highlights of our financing activities include:
•net payments of $22 million from the settlement of employee stock-option awards;
•payment of $13 million on Term Loan B and Other Term Loan B; and
•payment of $11 million in dividends on our preferred stock.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2021 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2022, other than the impact of interest rates on our debt. As of June 30, 2022, we had a total debt obligation of $6.1 billion, with $298 million due for the remainder of 2022.
We had no off balance sheet arrangements during the six months ended June 30, 2022 and year ended December 31, 2021.
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020 and 2021 and for the first six months of 2022 (excluding the gain impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2021 or in the first six months of 2022; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In the prior year quarter and throughout the year of 2021, we experienced the reversal of certain provisions recorded during 2020, as the economy began to recover and payment experience began to improve. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including economic recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments; (4) political events like acts or threats of terrorism, hostilities, and war; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 have negatively impacted our business, and we expect these negative impacts to continue. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.”
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission, went into effect on May 25, 2018, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data, new data handling or localization requirements that conflict with or negatively impact our business practices. Russia is also contemplating the adoption of legislation and related regulations that would require activities related to the development, creation and operation of information systems to process air transportation to be conducted by Russian residents or legal entities. If adopted, we could be prohibited from providing these services in Russia, which would negatively impact our revenue and results. See “—Recent Developments Affecting our Results of Operations" for further details. In addition, our agreements with customers may also require that we indemnify the customer for liability arising from data incidents under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. See “—Security incidents expose us to liability and could damage our reputation and our business.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 12. Contingencies, to our consolidated financial statements. For example, as a result of the judgment in our antitrust litigation with US Airways, we may be required to pay US Airways’ reasonable attorneys’ fees and costs. Depending on the amount of attorneys’ fees and costs awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing. In addition, although the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, the jury found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. Although US Airways was only awarded $1.00 in single damages with respect to this verdict, and we believe the applicable limitations period for similar claims has expired, other parties might nevertheless likewise seek to benefit from this judgment by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms.
Additionally, on June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines sought a temporary and is seeking a permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The court also denied American Airlines’ subsequent motion seeking reconsideration of the court’s denial of the temporary injunction. If we cannot resolve this matter favorably, we could be limited in our ability to develop and use innovative new displays and make the value-based incentive payments until our contract with American Airlines terminates. Furthermore, if this dispute were to result in the termination of our distribution contract with American Airlines, we may be unable to negotiate a new contract with American Airlines on as favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, in connection with the current military conflict in Ukraine, the United States, the United Kingdom, the European Union and other governments have developed coordinated sanctions and export-control measure packages impacting Russia and certain regions of Ukraine and Belarus and may implement additional sanctions and export controls in the future. The conflict and these sanctions and export controls could prevent or discourage us from performing existing contracts with or receiving payments from customers in those countries. In addition, the conflict or these sanctions and export controls could prevent or discourage third parties on whom we may rely from continuing to perform in those countries. Any of these sanctions, export controls and related items, as well as actions taken by us or others in response to them or otherwise in connection with the military conflict, could adversely impact our business, results of operations and financial condition.
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
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control have caused in the past and could in the future cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive information has in the past been, and could at any time, including in the future, be compromised as a result. The costs of investigation of such incidents, as well as remediation related to these incidents, may be material. As previously disclosed, we became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the "HS Central Reservation System"). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. See Note 12. Contingencies, to our consolidated financial statements for additional information. In addition, in April 2021, our subsidiary, Radixx, announced that it had experienced an event that impacted its Radixx Res™ reservation system. An investigation indicated that malware on the Radixx Res™ reservation system caused the activity. Based on the investigation, Sabre’s systems, including GDS, Airline IT, SabreSonic passenger service system and Hospitality Solutions systems, were not impacted, and the investigation indicated that the Radixx database containing customer information was not compromised in this event. The costs related to these incidents, including any additional associated penalties assessed by any other governmental authority or payment card brand or indemnification or other contractual obligations to our customers, as well as any other impacts or remediation related to them, may be material.
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
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus has created global economic uncertainty and contributed to inflationary pressures, including fuel prices. A significant escalation or expansion of economic disruption, the conflict's current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the continued effects of Brexit; (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures, travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of June 30, 2022, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
As of June 30, 2022, we had outstanding approximately $2.2 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $1.2 billion, Term Loan B-1 for $399 million and Term Loan B-2 for $633 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Senior Secured Credit Facilities" for the estimated impacts of this change. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to the Secured Overnight Financing Rate ("SOFR") or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements.
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
Our consolidated balance sheets at June 30, 2022 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2022, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the second quarter of 2022. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2022.

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
10.109†
Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022)

10.110†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan
10.111†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	August 2, 2022	By:	/s/ Douglas E. Barnett
Douglas E. Barnett
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)