Form 10-Q
period 2022-09-30
Sabre Corp
filed 2022-11-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 28, 2022, 328,361,211 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$663,394	$441,086	$1,905,836	$1,188,238
Cost of revenue, excluding technology costs	274,330	171,429	771,609	498,011
Technology costs	273,240	269,111	824,142	782,991
Selling, general and administrative	172,359	157,234	516,345	446,847
Operating loss	(56,535)	(156,688)	(206,260)	(539,611)
Other expense:
Interest expense, net	(77,120)	(65,461)	(205,062)	(193,834)
Loss on extinguishment of debt	—	(13,070)	(3,533)	(13,070)
Equity method income (loss)	199	(114)	215	(395)
Other, net	(7,687)	(5,993)	139,617	2,439
Total other expense, net	(84,608)	(84,638)	(68,763)	(204,860)
Loss from continuing operations before income taxes	(141,143)	(241,326)	(275,023)	(744,471)
Benefit for income taxes	(6,989)	(6,613)	(2,195)	(4,513)
Loss from continuing operations	(134,154)	(234,713)	(272,828)	(739,958)
(Loss) income from discontinued operations, net of tax	(446)	186	(596)	(158)
Net loss	(134,600)	(234,527)	(273,424)	(740,116)
Net income attributable to noncontrolling interests	776	714	1,933	1,657
Net loss attributable to Sabre Corporation	(135,376)	(235,241)	(275,357)	(741,773)
Preferred stock dividends	5,346	5,400	16,039	16,256
Net loss attributable to common stockholders	$(140,722)	$(240,641)	$(291,396)	$(758,029)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Net loss per common share	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Net loss per common share	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Weighted-average common shares outstanding:
Basic	328,228	322,720	326,170	320,055
Diluted	328,228	322,720	326,170	320,055
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(134,600)	$(234,527)	$(273,424)	$(740,116)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(7,015)	(1,635)	(8,301)	(5,366)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $52, $6,153, $52, $—	263	3,701	1,934	25,048
Pension settlement, net of taxes of $—, $973, $—, $—	—	3,170	—	6,544
Amortization of prior service credits, net of taxes of $—, $(122), $—, $38	(358)	(392)	(1,074)	(948)
Amortization of actuarial losses, net of taxes of $—, $931, $—, $(38)	1,998	3,037	5,990	6,400
Net change in retirement-related benefit plans, net of tax	1,903	9,516	6,850	37,044
Derivatives:
Unrealized gains, net of taxes of $—, $2,715, $—, $2,745	4,422	2,698	4,405	2,595
Reclassification adjustment for realized (gains) losses, net of taxes of $—, $(930), $—, $(2,745)	(41)	3,237	203	9,553
Net change in derivatives, net of tax	4,381	5,935	4,608	12,148
Share of other comprehensive loss of equity method investments	(564)	(250)	(110)	(474)
Other comprehensive (loss) income	(1,295)	13,566	3,047	43,352
Comprehensive loss	(135,895)	(220,961)	(270,377)	(696,764)
Less: Comprehensive income attributable to noncontrolling interests	(776)	(714)	(1,933)	(1,657)
Comprehensive loss attributable to Sabre Corporation	$(136,671)	$(221,675)	$(272,310)	$(698,421)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$782,763	$978,352
Restricted cash	21,035	21,039
Accounts receivable, net of allowance for credit losses of $49,059 and $58,965	400,559	259,934
Prepaid expenses and other current assets	188,301	121,591
Current assets held for sale	—	21,358
Total current assets	1,392,658	1,402,274
Property and equipment, net of accumulated depreciation of $1,964,242 and $1,912,651	231,568	249,812
Equity method investments	22,188	22,671
Goodwill	2,528,430	2,470,206
Acquired customer relationships, net of accumulated amortization of $796,799 and $771,479	248,213	257,362
Other intangible assets, net of accumulated amortization of $767,671 and $751,917	174,700	183,321
Deferred income taxes	35,796	27,056
Other assets, net	386,069	475,424
Long-term assets held for sale	—	203,204
Total assets	$5,019,622	$5,291,330

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$135,256	$122,934
Accrued compensation and related benefits	113,731	135,974
Accrued subscriber incentives	214,932	137,448
Deferred revenues	74,574	81,061
Other accrued liabilities	175,675	188,706
Current portion of debt	23,480	29,290
Current liabilities held for sale	—	21,092
Total current liabilities	737,648	716,505
Deferred income taxes	26,769	38,344
Other noncurrent liabilities	268,231	297,037
Long-term debt	4,718,970	4,723,685
Long-term liabilities held for sale	—	15,476
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, 3,290 issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation value of $329,000 as of September 30, 2022 and December 31, 2021	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 353,204 and 346,430 shares issued, 328,327 and 323,501 shares outstanding at September 30, 2022 and December 31, 2021, respectively	3,532	3,464
Additional paid-in capital	3,185,790	3,115,719
Treasury Stock, at cost, 24,877 and 22,930 shares at September 30, 2022 and December 31, 2021, respectively	(513,988)	(498,141)
Accumulated deficit	(3,341,091)	(3,049,695)
Accumulated other comprehensive loss	(77,240)	(80,287)
Noncontrolling interest	10,968	9,190
Total stockholders’ deficit	(731,996)	(499,717)
Total liabilities and stockholders’ deficit	$5,019,622	$5,291,330

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(273,424)	$(740,116)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of assets and investments	(180,081)	(14,532)
Depreciation and amortization	142,693	204,308
Stock-based compensation expense	70,081	86,122
Loss on fair value of investment	34,720	—
Amortization of upfront incentive consideration	34,277	46,063
Deferred income taxes	(18,869)	(13,489)
Amortization of debt discount and issuance costs	11,236	8,815
Impairment and related charges	5,146	—
Debt modification costs	4,905	2,435
Gain on loan converted to equity	(3,568)	—
Loss on extinguishment of debt	3,533	13,070
Loss from discontinued operations	596	158
Provision for expected credit losses	550	(3,728)
Dividends received from equity method investments	533	698
Other	247	3,141
Pension settlement charge	—	6,544
Changes in operating assets and liabilities:
Accounts and other receivables	(173,023)	(76,249)
Prepaid expenses and other current assets	(25,010)	(4,312)
Capitalized implementation costs	(10,043)	(14,363)
Upfront incentive consideration	(10,766)	(3,823)
Other assets	34,846	8,368
Accrued compensation and related benefits	(19,993)	40,604
Accounts payable and other accrued liabilities	60,545	25,410
Deferred revenue including upfront solution fees	(3,901)	16,724
Cash used in operating activities	(314,770)	(408,152)
Investing Activities
Net proceeds from dispositions	392,268	24,874
Purchase of investment in equity securities	(80,000)	—
Acquisitions, net of cash acquired	(72,543)	—
Additions to property and equipment	(53,474)	(30,409)
Cash provided by (used in) investing activities	186,251	(5,535)
Financing Activities
Payments on borrowings from lenders	(1,280,333)	(1,053,728)
Proceeds of borrowings from lenders	1,273,937	1,070,380
Debt discount and issuance costs	(23,751)	(12,194)
Dividends paid on preferred stock	(16,039)	(16,283)
Net payment on the settlement of equity-based awards	(15,857)	(22,378)
Other financing activities	397	(269)
Payment for settlement of exchangeable notes	—	(2,541)
Cash used in financing activities	(61,646)	(37,013)
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,231)	(2,376)
Cash used in discontinued operations	(3,231)	(2,376)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,197)	(1,781)
Decrease in cash, cash equivalents and restricted cash	(195,593)	(454,857)
Cash, cash equivalents and restricted cash at beginning of period	999,391	1,499,665
Cash, cash equivalents and restricted cash at end of period	$803,798	$1,044,808
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)
Comprehensive loss								(187,387)	1,878	885	(184,624)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)	—	—	(5,347)
Settlement of stock-based awards	—	—	2,629,221	26	(1)	777,678	(5,021)	—	—	—	(4,996)
Stock-based compensation expense	—	—	—	—	26,127	—	—	—	—	—	26,127
Other	—	—	—	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2022	3,290,000	$33	352,943,330	$3,529	$3,169,441	24,784,524	$(513,462)	$(3,200,369)	$(75,945)	$10,191	$(606,582)
Comprehensive loss								(135,376)	(1,295)	776	(135,895)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	260,577	3	—	92,784	(526)	—	—	—	(523)
Stock-based compensation expense	—	—	—	—	16,349	—	—	—	—	—	16,349
Other	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2022	3,290,000	33	353,203,907	3,532	3,185,790	24,877,308	(513,988)	(3,341,091)	(77,240)	10,968	(731,996)

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(260,678)	215	484	(259,979)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)	—	—	(5,428)
Settlement of stock-based awards	—	—	2,900,693	29	148	764,947	(12,611)	—	—	—	(12,434)
Stock-based compensation expense	—	—	—	—	24,426	—	—	—	—	—	24,426
Balance at March 31, 2021	3,340,000	33	341,562,653	$3,416	$3,009,651	22,130,174	$(487,401)	$(2,365,730)	$(135,742)	$7,512	$31,739
Comprehensive loss	—	—	—	—	—	—	—	(245,854)	29,571	459	(215,824)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,428)			(5,428)
Settlement of stock-based awards	—	—	2,377,690	24	214	714,622	(9,820)		—	—	(9,582)
Stock-based compensation expense	—	—	—	—	29,478	—	—	—	—	—	29,478
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at June 30, 2021	3,340,000	33	345,209,840	3,452	3,049,156	22,844,796	(497,221)	(2,617,012)	(106,171)	7,971	(159,792)
Comprehensive loss	—	—	—	—	—	—	—	(235,241)	13,566	714	(220,961)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,400)	—	—	(5,400)
Settlement of stock-based awards	—	—	542,451	6	355	65,518	(723)	—	—	—	(362)
Stock-based compensation expense	—	—	—	—	32,218	—	—	—	—	—	32,218
Settlement of exchangeable notes	—	—	—	—	(780)	—	—	—	—	—	(780)
Balance at September 30, 2021	3,340,000	33	345,752,291	3,458	3,080,949	22,910,314	(497,944)	(2,857,653)	(92,605)	8,685	(355,077)

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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus, including variants ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and some travel restrictions have been relaxed, we have seen gradual improvement in our key volume metrics during 2021 and 2022. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2021 and 2020.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $9 million and $18 million as of September 30, 2022, and December 31, 2021, respectively, as cancellation activity has continued to decline over the year.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
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

Adoption of New Accounting Standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued updated guidance on derivatives and hedging which allows entities to apply fair value hedging to closed portfolios of prepayable financial assets without having to consider prepayment risk or credit risk when measuring the assets. The amendments allow multiple hedged layers to be designated for a single closed portfolio for financial assets or one or more beneficial interests secured by a portfolio of financial instruments. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. The standard is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard in the first quarter of 2022 and there was no impact to our consolidated financial statements for the nine months ended September 30, 2022 as a result of the adoption.
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
The following table presents our assets and liabilities with customers as of September 30, 2022 and December 31, 2021 (in thousands).

Account	Consolidated Balance Sheet Location	September 30, 2022	December 31, 2021
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$64,657	$79,682
Trade and unbilled receivables, net	Accounts receivable, net	399,677	258,800
Long-term trade unbilled receivables, net	Other assets, net	13,520	23,709
Contract liabilities	Deferred revenues / other noncurrent liabilities	126,756	135,273
______________________
(1) Includes contract assets of $12 million and $11 million for September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, we recognized revenue of approximately $28 million from contract liabilities that existed as of January 1, 2022. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. During the three months ended September 30, 2022, we recorded an impairment of $5 million on our unbilled receivables due to the expected impact of Russian legislation and related regulations enacted during the quarter on the future recoverability of these assets. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distribution	$430,826	$245,421	$1,205,252	$615,448
IT Solutions	172,821	144,932	531,542	437,165
Total Travel Solutions	603,647	390,353	1,736,794	1,052,613
SynXis Software and Services	60,520	48,390	168,879	131,650
Other	6,977	6,789	20,825	16,495
Total Hospitality Solutions	67,497	55,179	189,704	148,145
Eliminations	(7,750)	(4,446)	(20,662)	(12,520)
Total Sabre Revenue	$663,394	$441,086	$1,905,836	$1,188,238
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2022, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $27 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.

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
3. Acquisitions and Dispositions
Conferma
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $65 million and the conversion of a pre-existing loan into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which is recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Quarterly Report on Form 10-Q. Primarily, we consider the accounting related to intangible assets and the associated deferred taxes to be incomplete due to ongoing analysis. We expect to finalize the purchase price allocation during the first half of 2023. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents	$7,203
Other current and non-current assets	5,950
Goodwill	51,992
Intangible assets	22,644
Current and non-current liabilities	(4,053)
Total	83,736
Fair value of loan converted to equity in Conferma	(11,281)
Total acquisition price	$72,455
In connection with this acquisition, we recognized a $6 million tax benefit during the three months ended September 30, 2022 related to the release of valuation allowances on prior period net operating loss carryovers. This benefit is based on preliminary purchase accounting and subject to change based on the final valuation.
Under the purchase accounting method, the total purchase price was allocated to the net assets of Conferma based upon estimated fair values as of the acquisition date. The excess purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill, reflecting the growth potential of the business.
The acquisition of Conferma did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for net cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $17 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $180 million, which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale (after-tax $112 million) in Other, net in our consolidated statements of operations for the nine months ended September 30, 2022.
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

4. Income Taxes

    For the nine months ended September 30, 2022, we recognized a $2 million income tax benefit, representing an effective tax rate of less than 1%, compared to an income tax benefit of $5 million, representing an effective tax rate of less than 1% for the nine months ended September 30, 2021. The slight increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to a decrease in valuation allowance recorded in the current period and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of September 30, 2022, a cumulative valuation allowance of $450 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $77 million and $85 million as of September 30, 2022 and December 31, 2021, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2022 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$59,646
Provision for expected credit losses	550
Write-offs	(9,991)
Other	(1,147)
Balance at September 30, 2022	$49,058
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

6. Debt
As of September 30, 2022 and December 31, 2021, our outstanding debt included in our consolidated balance sheets totaled $4,742 million and $4,753 million, respectively, which are net of debt issuance costs of $38 million and $45 million, respectively, and unamortized discounts of $46 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2022 and December 31, 2021 (in thousands):

	Rate	Maturity	September 30, 2022	December 31, 2021
Senior secured credit facilities:
Term Loan B	L + 2.00%	February 2024	$536,457	$1,805,806
Term Loan B-1	L + 3.50%	December 2027	398,950	401,980
Term Loan B-2	L + 3.50%	December 2027	635,950	640,780
2022 Term Loan B-1	S(1) + 4.25%	June 2028	621,875	—
2022 Term Loan B-2	S(1) + 5.00%	June 2028	675,000	—
9.25% senior secured notes due 2025	9.250%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.000%	April 2025	333,220	333,220
Face value of total debt outstanding			4,826,452	4,806,786
Less current portion of debt outstanding			(23,480)	(29,290)
Face value of long-term debt outstanding			$4,802,972	$4,777,496
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR")
We had outstanding letters of credit totaling $11 million and $10 million as of September 30, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "March 2022 Refinancing"). We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the nine months ended September 30, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the nine months ended September 30, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of September 30, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of September 30, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2022, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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
The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2022 and December 31, 2021, (in thousands):

	September 30, 2022	December 31, 2021
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	6,221	7,917
Net Carrying Value	$326,999	$325,303

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$3,332	$3,344	$9,997	$10,244
Amortization of debt issuance costs	$572	$547	$1,696	$1,657

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. As of September 30, 2022 and December 31, 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2022 and 2021 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(4)	June 30, 2022	December 31, 2023
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021
______________________
(1)    Subject to a 0.5% floor.
(2)    Subject to a 0% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million of the floating-rate Term Loan B related to the year 2021. In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. We designated these swaps as cash flow hedges.

We had no derivatives designated as hedging instruments as of December 31, 2021. The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2022 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2022
Interest rate swaps	Prepaid expenses and other current assets	$3,850
Interest rate swaps	Other assets, net	757
Interest rate swaps	Other noncurrent liabilities	(256)
Total		$4,351

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Amount of Gains Recognized in OCI on Derivative, Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Interest rate swaps	4,422	2,698	4,405	2,595
Total	$4,422	$2,698	$4,405	$2,595

		Amount of (Gains) Losses Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest rate swaps	Interest expense, net	(41)	3,237	203	9,553
Total		$(41)	$3,237	$203	$9,553

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
Global Business Travel Group, Inc.("GBT") Investment—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of GBT for an aggregate purchase price of $80 million. As of September 30, 2022, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.

The following tables present our assets that are required to be measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

		Fair Value at Reporting Date Using
	September 30, 2022	Level 1	Level 2	Level 3
Derivatives (1)
Interest rate swap contracts	$4,351	$—	$4,351	$—
GBT Common Stock	45,280	45,280	—
Total	$49,631	$45,280	$4,351	$—
______________________
(1) See Note 7. Derivatives for further detail.

There were no (liabilities) assets that were required to be measured at fair value on a recurring basis as of December 31, 2021. There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2022.
Unrealized losses recognized during the three and nine months ended September 30, 2022 from the investment in GBT totaled $5 million and $35 million, respectively.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Term Loan B	$530,087	$1,767,432	$535,971	$1,803,318
Term Loan B-1	369,527	397,458	398,120	401,036
Term Loan B-2	574,740	633,171	631,234	635,416
2022 Term Loan B-1	581,064	—	615,450	—
2022 Term Loan B-2	638,719	—	641,393	—
9.25% senior secured notes due 2025	738,474	877,916	775,000	775,000
7.375% senior secured notes due 2025	763,024	886,423	850,000	850,000
4.00% senior exchangeable notes due 2025	316,367	454,459	333,220	333,220
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and nine months ended September 30, 2022 or September 30, 2021. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.

9. Accumulated Other Comprehensive Loss
As of September 30, 2022 and December 31, 2021, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Defined benefit pension and other postretirement benefit plans	$(77,924)	$(84,773)
Unrealized foreign currency translation (loss) gain	(2,018)	6,282
Unrealized gain on interest rate swaps	4,608	—
Share of other comprehensive loss of equity method investments	(1,906)	(1,796)
Total accumulated other comprehensive loss, net of tax	$(77,240)	$(80,287)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of September 30, 2022, we have not contributed to our defined benefit pension plan in 2022 and do not expect to make any contributions for the year. See Note 7. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We recorded $5 million and $16 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively. On October 18, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on December 1, 2022 to holders of record of the Preferred Stock on November 15, 2022.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2022.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of September 30, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 6. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(134,154)	$(234,713)	$(272,828)	$(739,958)
Less: Net income attributable to noncontrolling interests	776	714	1,933	1,657
Less: Preferred stock dividends	5,346	5,400	16,039	16,256
Net loss from continuing operations available to common stockholders, basic and diluted	$(140,276)	$(240,827)	$(290,800)	$(757,871)
Denominator:
Basic weighted-average common shares outstanding	328,228	322,720	326,170	320,055
Diluted weighted-average common shares outstanding	328,228	322,720	326,170	320,055
Earnings per share from continuing operations:
Basic	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Diluted	$(0.43)	$(0.75)	$(0.89)	$(2.37)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 1 million and 2 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2022, respectively, and 3 million and 4 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2021, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 5 million and 3 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2022, respectively, and 2 million and 1 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2021, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes for the three and nine months ended September 30, 2022 and 2021, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.

Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 39 million and 40 million resulting common shares related to the Preferred Stock for the three and nine months ended September 30, 2022 and 2021, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. US Airways has not filed its motion seeking attorneys’ fees and costs to date. During the quarter ended September 30, 2022, we accrued an estimated loss in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022. At this time, we do not have sufficient information to estimate a range of reasonably possible or probable attorneys' fees and costs in excess of the amount recorded. The amount of attorneys’ fees and costs to be awarded is subject to the final decision by the trial court, which may be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses for as long as the lawsuit is ongoing.
American Airlines Commercial Litigation
On June 29, 2021, American Airlines filed suit against us in state district court in Tarrant County, Texas, alleging that our New Airline Storefront, a modern retailing experience designed to enhance comparison shopping of airline offers in the GDS, and a new value-based incentive model with agencies breach our contract with American Airlines. American Airlines is seeking a temporary and permanent injunction preventing the alleged breach of contract. We strongly deny the allegations and have filed our response denying American Airlines’ allegations and seeking a declaratory judgment that, among other things, New Airline Storefront does not violate the contract and that the contract does not prohibit Sabre’s value-based fee arrangements. In October 2021, the court heard arguments to determine whether to grant a temporary injunction preventing the alleged breach of contract, and on October 27, 2021, the court issued a ruling denying the temporary injunction. The court also denied American Airlines’ subsequent motion seeking reconsideration of the court’s denial of the temporary injunction. On October 10, 2022, the court dismissed the case with prejudice.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $50 million as of September 30, 2022. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we believe it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2022, we do not believe that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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
Our CODM utilizes Adjusted Operating Income (Loss), which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our use of Adjusted Operating Loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
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
Segment information for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Travel Solutions	$603,647	$390,353	$1,736,794	$1,052,613
Hospitality Solutions	67,497	55,179	189,704	148,145
Eliminations	(7,750)	(4,446)	(20,662)	(12,520)
Total revenue	$663,394	$441,086	$1,905,836	$1,188,238
Adjusted Operating Income (Loss)(a)
Travel Solutions	$69,311	$(39,078)	$172,501	$(212,393)
Hospitality Solutions	(11,312)	(8,868)	(38,469)	(30,976)
Corporate	(57,283)	(54,698)	(171,783)	(147,529)
Total	$716	$(102,644)	$(37,751)	$(390,898)
Depreciation and amortization
Travel Solutions	$28,043	$41,499	$84,329	$134,833
Hospitality Solutions	5,216	5,988	16,502	20,405
Total segments	33,259	47,487	100,831	155,238
Corporate	10,100	16,168	41,862	49,070
Total	$43,359	$63,655	$142,693	$204,308
Capital Expenditures
Travel Solutions	$12,129	$7,269	$30,526	$18,312
Hospitality Solutions	1,118	(242)	4,884	179
Total segments	13,247	7,027	35,410	18,491
Corporate	6,843	6,142	18,064	11,918
Total	$20,090	$13,169	$53,474	$30,409
______________________
(a)The following table sets forth the reconciliation of operating loss in our consolidated statements of operations to Adjusted Operating Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating loss	$(56,535)	$(156,688)	$(206,260)	$(539,611)
Add back:
Equity method income (loss)	199	(114)	215	(395)
Impairment and related charges(1)	5,146	—	5,146	—
Acquisition-related amortization(2)	9,824	15,939	41,075	48,296
Restructuring and other costs(3)	9,944	269	14,279	(5,722)
Acquisition-related costs(4)	424	870	6,333	3,299
Litigation costs, net(5)	15,365	4,862	31,380	17,113
Stock-based compensation	16,349	32,218	70,081	86,122
Adjusted Operating Income (Loss)	$716	$(102,644)	$(37,751)	$(390,898)
______________________
(1)Impairment and related charges represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets.
(2)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(3)Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and severance benefits related to employee terminations, which primarily occurred in the third quarter of 2022. During 2021, adjustments to charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(4)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(5)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 12. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
orward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2022. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $9 million and $18 million as of September 30, 2022, and December 31, 2021, respectively, as cancellation activity has continued to decline over the year. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
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
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma, for net cash considerations of $65 million and conversion of a pre-existing loan into share capital. We have consolidated the results of Conferma from the date of acquisition into our Travel Solutions segment, which did not have a material impact on our results of operations.
In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc.(“GBT”) for an aggregate purchase price of $80 million. As of September 30, 2022, we continued to own these 8 million shares. We recognized unrealized losses of $5 million and $35 million during the three and nine months ended September 30, 2022, respectively, from the investment in GBT. See Note 8. Fair Value Measurements for further details.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $180 million, which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale (after-tax $112 million) in Other, net in our consolidated statements of operations for the nine months ended September 30, 2022. In connection with the closing, we entered into a transition services agreement with the purchaser, pursuant to which we will continue to provide certain services and conduct certain operations in connection with the transferred business while it transitions to the purchaser’s system, in return for compensation from the purchaser with respect to these costs. See Note 3. Acquisitions and Dispositions for further details.
Subsequent to the initiation of the current military conflict in Ukraine, air travel in and to Russia, Ukraine, and Belarus has substantially declined, including, with respect to Russia and Belarus, as a result of sanctions imposed on those countries. While none of Russia, Ukraine, and Belarus constituted a significant portion of our financial results in 2021, we have experienced significantly reduced GDS bookings and passengers boarded in Russia, Belarus, and Ukraine beginning in the middle of the first quarter of 2022, and these reductions are ongoing. For reference, our Travel Solutions revenue generated in Russia represented a low-single digit percentage of our total 2019 Travel Solutions revenue. An expansion in the scope of the current conflict or any economic disruption, or any expansion of sanctions or export controls, could have a material adverse effect on our results of operations. See “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions” and “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
During the nine months ended September 30, 2022, we recognized $24 million of previously deferred revenue due to a change in facts and circumstances associated with a certain Travel Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer. See Note 2. Revenue from Contracts with Customers for details regarding the impact on revenue. Revenue recognized during the nine months ended September 30, 2022 from customers located in Russia represented a low-single digit percentage of our total 2022 Travel Solutions revenue, excluding the release of previously deferred revenue above.
In March 2022, we terminated our distribution agreement with a Travel Solutions customer located in Russia. In the second quarter of 2022, this customer was removed from the International Air Transport Association clearinghouse. This removal negatively impacted our ability to collect amounts due to us pursuant to our IT Solutions agreement with this customer; however, an alternative payment method was established. In August 2022, Russia adopted legislation and related regulations that, effective October 30, 2022, require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations are expected to significantly restrict or prohibit our ability to provide these services in Russia, which is expected to negatively impact our future revenue and results. While we received payments from the customer through the alternative payment method described above during the third quarter of 2022 and during October 2022, it is currently uncertain whether future payments will be received from the customer after this legislation became effective on October 30, 2022.
Our consolidated balance sheets include net assets of approximately $19 million as of September 30, 2022 related to customers located in Russia. If we are unable to collect amounts due to us, these net assets could be impaired in 2022 or in future periods. During the three months ended September 30, 2022, we recorded an impairment of $5 million due to the expected impact of the Russian legislation described above on the future recoverability of certain assets related to these customers. In addition, we accelerated the amortization of customer advances into revenue, which reduced our IT Solutions revenue by $4 million.

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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Travel Solutions
Direct Billable Bookings - Air	68,761	46,752	47.1%	196,078	133,125	47.3%
Direct Billable Bookings - LGS	11,340	6,762	67.7%	29,730	16,164	83.9%
Distribution Total Direct Billable Bookings	80,101	53,514	49.7%	225,808	149,289	51.3%
IT Solutions Passengers Boarded	179,907	115,576	55.7%	469,274	294,415	59.4%

Hospitality Solutions
Central Reservations System Transactions	31,640	26,735	18.3%	84,200	68,334	23.2%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income (Loss)1 as operating loss adjusted for equity method loss, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss1 as net loss attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA1 as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining benefit for income taxes.
We define Free Cash Flow as cash used in operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by adjusted diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures, fund our investments in technology transformation, and meet working capital requirements. We also believe that Adjusted Operating Income (Loss), Adjusted Net Loss and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Operating Income (Loss), Adjusted Net Loss, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Operating Income (Loss), Adjusted Net Loss, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

______________________
(1)For previous periods, no impairment and related charges or restructuring and other costs were recognized. Accordingly, such costs were not previously included in the calculation of this non-GAAP financial measure.

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating loss to Adjusted Operating Income (Loss), and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(140,722)	$(240,641)	$(291,396)	$(758,029)
Loss (income) from discontinued operations, net of tax	446	(186)	596	158
Net income attributable to noncontrolling interests(1)	776	714	1,933	1,657
Preferred stock dividends	5,346	5,400	16,039	16,256
Loss from continuing operations	(134,154)	(234,713)	(272,828)	(739,958)
Adjustments:
Impairment and related charges(2)	5,146	—	5,146	—
Acquisition-related amortization(3a)	9,824	15,939	41,075	48,296
Restructuring and other costs(5)	9,944	269	14,279	(5,722)
Loss on extinguishment of debt	—	13,070	3,533	13,070
Other, net(4)	7,687	5,993	(139,617)	(2,439)
Acquisition-related costs(6)	424	870	6,333	3,299
Litigation costs, net(7)	15,365	4,862	31,380	17,113
Stock-based compensation	16,349	32,218	70,081	86,122
Tax impact of adjustments(8)	(11,005)	(180)	(13,801)	22,501
Adjusted Net Loss from continuing operations	$(80,420)	$(161,672)	$(254,419)	$(557,718)
Adjusted Net Loss from continuing operations per share	$(0.25)	$(0.50)	$(0.78)	$(1.74)
Diluted weighted-average common shares outstanding	328,228	322,720	326,170	320,055

Operating loss	$(56,535)	$(156,688)	$(206,260)	$(539,611)
Add back:
Equity method income (loss)	199	(114)	215	(395)
Impairment and related charges(2)	5,146	—	5,146	—
Acquisition-related amortization(3a)	9,824	15,939	41,075	48,296
Restructuring and other costs(5)	9,944	269	14,279	(5,722)
Acquisition-related costs(6)	424	870	6,333	3,299
Litigation costs, net(7)	15,365	4,862	31,380	17,113
Stock-based compensation	16,349	32,218	70,081	86,122
Adjusted Operating Income (Loss)	$716	$(102,644)	$(37,751)	$(390,898)

Loss from continuing operations	(134,154)	$(234,713)	(272,828)	$(739,958)
Adjustments:
Depreciation and amortization of property and equipment(3b)	22,722	38,998	74,289	130,506
Amortization of capitalized implementation costs(3c)	10,813	8,718	27,329	25,506
Acquisition-related amortization(3a)	9,824	15,939	41,075	48,296
Impairment and related charges(2)	5,146	—	5,146	—
Restructuring and other costs(5)	9,944	269	14,279	(5,722)
Interest expense, net	77,120	65,461	205,062	193,834
Other, net(4)	7,687	5,993	(139,617)	(2,439)
Loss on extinguishment of debt	—	13,070	3,533	13,070
Acquisition-related costs(6)	424	870	6,333	3,299
Litigation costs, net(7)	15,365	4,862	31,380	17,113
Stock-based compensation	16,349	32,218	70,081	86,122
Benefit for income taxes	(6,989)	(6,613)	(2,195)	(4,513)
Adjusted EBITDA	$34,251	$(54,928)	$63,867	$(234,886)
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Income (loss) from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended September 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$69,311	$(11,312)	$(57,283)	$716
Less:
Equity method income	199	—	—	199
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	9,824	9,824
Restructuring and other costs(5)	—	—	9,944	9,944
Acquisition-related costs(6)	—	—	424	424
Litigation costs, net(7)	—	—	15,365	15,365
Stock-based compensation	—	—	16,349	16,349
Operating income (loss)	$69,112	$(11,312)	$(114,335)	$(56,535)

Adjusted EBITDA	$97,354	$(6,096)	$(57,007)	$34,251
Less:
Depreciation and amortization of property and equipment(3b)	18,521	3,925	276	22,722
Amortization of capitalized implementation costs(3c)	9,522	1,291	—	10,813
Acquisition-related amortization(3a)	—	—	9,824	9,824
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	9,944	9,944
Acquisition-related costs(6)	—	—	424	424
Litigation costs, net(7)	—	—	15,365	15,365
Stock-based compensation	—	—	16,349	16,349
Equity method income	199	—	—	199
Operating income (loss)	$69,112	$(11,312)	$(114,335)	$(56,535)
Interest expense, net				(77,120)
Other, net(4)				(7,687)
Equity method income				199
Benefit for income taxes				6,989
Loss from continuing operations				$(134,154)

	Three Months Ended September 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(39,078)	$(8,868)	$(54,698)	$(102,644)
Less:
Equity method loss	(114)	—	—	(114)
Acquisition-related amortization(3a)	—	—	15,939	15,939
Restructuring and other costs(5)	—	—	269	269
Acquisition-related costs(6)	—	—	870	870
Litigation costs, net(7)	—	—	4,862	4,862
Stock-based compensation	—	—	32,218	32,218
Operating loss	$(38,964)	$(8,868)	$(108,856)	$(156,688)

Adjusted EBITDA	$2,421	$(2,880)	$(54,469)	$(54,928)
Less:
Depreciation and amortization of property and equipment(3b)	33,866	4,903	229	38,998
Amortization of capitalized implementation costs(3c)	7,633	1,085	—	8,718
Acquisition-related amortization(3a)	—	—	15,939	15,939
Restructuring and other costs(5)	—	—	269	269
Acquisition-related costs(6)	—	—	870	870
Litigation costs, net(7)	—	—	4,862	4,862
Stock-based compensation	—	—	32,218	32,218
Equity method loss	(114)	—	—	(114)
Operating loss	$(38,964)	$(8,868)	$(108,856)	$(156,688)
Interest expense, net				(65,461)
Other, net(4)				(5,993)
Loss on extinguishment of debt				(13,070)
Equity method loss				(114)
Benefit for income taxes				6,613
Loss from continuing operations				$(234,713)

	Nine Months Ended September 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$172,501	$(38,469)	$(171,783)	$(37,751)
Less:
Equity method income	215	—	—	215
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	41,075	41,075
Restructuring and other costs(5)	—	—	14,279	14,279
Acquisition-related costs(6)	—	—	6,333	6,333
Litigation costs, net(7)	—	—	31,380	31,380
Stock-based compensation	—	—	70,081	70,081
Operating income (loss)	$172,286	$(38,469)	$(340,077)	$(206,260)

Adjusted EBITDA	$256,830	$(21,967)	$(170,996)	$63,867
Less:
Depreciation and amortization of property and equipment(3b)	60,735	12,767	787	74,289
Amortization of capitalized implementation costs(3c)	23,594	3,735	—	27,329
Acquisition-related amortization(3a)	—	—	41,075	41,075
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	14,279	14,279
Acquisition-related costs(6)	—	—	6,333	6,333
Litigation costs, net(7)	—	—	31,380	31,380
Stock-based compensation	—	—	70,081	70,081
Equity method income	215	—	—	215
Operating income (loss)	$172,286	$(38,469)	$(340,077)	$(206,260)
Interest expense, net				(205,062)
Other, net(4)				139,617
Loss on extinguishment of debt				(3,533)
Equity method income				215
Benefit for income taxes				2,195
Loss from continuing operations				$(272,828)

	Nine Months Ended September 30, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(212,393)	$(30,976)	$(147,529)	$(390,898)
Less:
Equity method loss	(395)	—	—	(395)
Acquisition-related amortization(3a)	—	—	48,296	48,296
Restructuring and other costs(5)	—	—	(5,722)	(5,722)
Acquisition-related costs(6)	—	—	3,299	3,299
Litigation costs, net(7)	—	—	17,113	17,113
Stock-based compensation	—	—	86,122	86,122
Operating loss	$(211,998)	$(30,976)	$(296,637)	$(539,611)

Adjusted EBITDA	$(77,560)	$(10,571)	$(146,755)	$(234,886)
Less:
Depreciation and amortization of property and equipment(3b)	112,466	17,266	774	130,506
Amortization of capitalized implementation costs(3c)	22,367	3,139	—	25,506
Acquisition-related amortization(3a)	—	—	48,296	48,296
Restructuring and other costs(5)	—	—	(5,722)	(5,722)
Acquisition-related costs(6)	—	—	3,299	3,299
Litigation costs, net(7)	—	—	17,113	17,113
Stock-based compensation	—	—	86,122	86,122
Equity method loss	(395)	—	—	(395)
Operating loss	$(211,998)	$(30,976)	$(296,637)	$(539,611)
Interest expense, net				(193,834)
Other, net(4)				2,439
Loss on extinguishment of debt				(13,070)
Equity method loss				(395)
Benefit for income taxes				4,513
Loss from continuing operations				$(739,958)
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(314,770)	$(408,152)
Cash provided by (used in) investing activities	186,251	(5,535)
Cash used in financing activities	(61,646)	(37,013)

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(314,770)	$(408,152)
Additions to property and equipment	(53,474)	(30,409)
Free Cash Flow	$(368,244)	$(438,561)
______________________________

(1) Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, and (iv) Sabre Bulgaria of 40%.
(2) Impairment and related charges represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets.
(3) Depreciation and amortization expenses:
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
(4) Other, net includes a $180 million gain on the sale of AirCentre during 2022, a fair value loss of $5 million and $35 million on our GBT investment for the three and nine months ended September 30, 2022, respectively, and a $15 million gain on sale of equity securities during the first quarter of 2021. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(5) Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and severance benefits related to employee terminations, which primarily occurred in July 2022. During 2021, adjustments to charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(6) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(7) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 12. Contingencies, to our consolidated financial statements.
(8) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, the impact of the adjustments on valuation allowance assessments, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$663,394	$441,086	$1,905,836	$1,188,238
Cost of revenue, excluding technology costs	274,330	171,429	771,609	498,011
Technology costs	273,240	269,111	824,142	782,991
Selling, general and administrative	172,359	157,234	516,345	446,847
Operating loss	(56,535)	(156,688)	(206,260)	(539,611)
Interest expense, net	(77,120)	(65,461)	(205,062)	(193,834)
Loss on debt extinguishment	—	(13,070)	(3,533)	(13,070)
Equity method income (loss)	199	(114)	215	(395)
Other, net	(7,687)	(5,993)	139,617	2,439
Loss from continuing operations before income taxes	(141,143)	(241,326)	(275,023)	(744,471)
Benefit for income taxes	(6,989)	(6,613)	(2,195)	(4,513)
Loss from continuing operations	$(134,154)	$(234,713)	$(272,828)	$(739,958)

Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$603,647	$390,353	$213,294	55%
Hospitality Solutions	67,497	55,179	12,318	22%
Total segment revenue	671,144	445,532	225,612	51%
Eliminations	(7,750)	(4,446)	(3,304)	74%
Total revenue	$663,394	$441,086	$222,308	50%
Travel Solutions—Revenue increased $213 million, or 55%, for the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to:
•a $185 million, or 76%, increase in transaction-based distribution revenue due to a 50% increase in Direct Billable Bookings to 80 million primarily as a result of the continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•a $28 million increase in IT solutions revenue consisting of a $31 million, or 53%, increase in reservation revenue primarily due to a 56% increase in Passengers Boarded to 180 million as a result of the continued recovery trends from the COVID-19 pandemic and a $7 million increase due to the recognition of a termination fee on a carrier in the process of de-migrating from our system, partially offset by a $4 million reduction associated with a Russian carrier and an unfavorable rate mix due to revenue that does not fluctuate with our volumes. Additionally, commercial and operations revenue decreased $3 million due to the sale of our AirCentre portfolio on February 28, 2022, partially offset by $4 million increase due to the aforementioned termination fee on the carrier that is de-migrating and other product revenue.

Hospitality Solutions—Revenue increased $12 million, or 22%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $12 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 18% to 32 million, as a result of the continued recovery from the COVID-19 pandemic.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$235,240	$136,676	$98,564	72%
Hospitality Solutions	33,767	26,125	7,642	29%
Eliminations	(7,750)	(4,446)	(3,304)	74%
Total segment cost of revenue, excluding technology costs	261,257	158,355	102,902	65%
Corporate	1,868	2,884	(1,016)	(35)%
Depreciation and amortization	11,205	10,190	1,015	10%
Total cost of revenue, excluding technology costs	$274,330	$171,429	$102,901	60%
Travel Solutions—Cost of revenue, excluding technology costs, increased $99 million, or 72%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $97 million increase in incentive consideration due to higher transaction volume as well as an increase in rates given the continued recovery from the COVID-19 pandemic.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $8 million, or 29%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes.
Technology Costs

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$229,789	$221,630	$8,159	4%
Hospitality Solutions	31,237	26,725	4,512	17%
Corporate	12,214	20,756	(8,542)	(41)%
Total technology costs	$273,240	$269,111	$4,129	2%

Travel Solutions—Technology costs increased $8 million, or 4%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $12 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $7 million to support our technology transformation initiatives and other ongoing business expenses increased by $3 million. These increases were partially offset by a decrease in depreciation and amortization of $14 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as reduced costs due to the sale of our AirCentre portfolio. We expect decreases in depreciation and amortization to continue due to these factors.
Hospitality Solutions—Technology costs increased $5 million, or 17%, for the three months ended September 30, 2022 compared to the same period in the prior year due to a $5 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud and an increase in labor and professional services of $1 million to support our technology transformation initiatives. This increase was partially offset by a $1 million decrease in depreciation and amortization due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software.

Corporate—Technology costs decreased $9 million, or 41%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a decrease in depreciation and amortization associated with a reduction in intangible amortization as a result of the completion of amortization of technology assets from prior acquisitions and a $2 million decrease in stock-based compensation.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$59,585	$62,804	$(3,219)	(5)%
Hospitality Solutions	12,521	10,081	2,440	24%
Corporate	100,253	84,349	15,904	19%
Total selling, general and administrative expenses	$172,359	$157,234	$15,125	10%

Travel Solutions—Selling, general and administrative expenses decreased $3 million, or 5%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a $1 million decrease in depreciation and amortization as well as reduced costs due to the sale of our AirCentre portfolio, a $1 million decrease in the provision for credit losses and a $2 million decrease due to other ongoing business expenses.

Hospitality Solutions—Selling, general and administrative expenses increased $2 million, or 24%, for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to an increase in the provision for expected credit losses due to the unfavorable comparison to a provision reversal in the prior year as the economy began to recover and payment experience began to improve, as well as an increase in labor and professional services.

Corporate—Selling, general and administrative expenses increased $16 million, or 19%, for the three months ended September 30, 2022 compared to the same period in the prior year. This increase was driven by a $15 million increase due to litigation reserves, a $5 million increase related to an impairment associated with an IT Solutions customer located in Russia, a $3 million increase in severance as a result of business restructuring, a $4 million increase in professional services related to our business structure and strategy to support the long-term growth of the business, a $1 million increase in risk and security costs, and a $2 million increase in other ongoing business expenses. These increases were partially offset by an $11 million decrease in stock-based compensation primarily due to forfeitures of unvested shares and a $5 million decrease in legal costs.
Interest expense, net

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$77,120	$65,461	$11,659	18%

Interest expense increased $12 million, or 18% during the three months ended September 30, 2022 compared to the same period in the prior year primarily due to higher interest rates on our term loans. This increase was partially offset by a decline caused by our interest rate swaps. See Note 7. Derivatives for further details regarding our interest rate swaps.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $13 million for the three months ended September 20, 2021 as a result of the refinancing that occurred in the third quarter of 2021. See Note 6. Debt for further details.
Other, net

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$7,687	$5,993	$1,694	28%
Other, net increased $2 million for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a fair value loss of $5 million on our GBT investment and a $5 million increase due to modification costs in connection with the refinancing that occurred in August 2022. These increases were partially offset by a $4 million gain recognized in conjunction with the acquisition of Conferma, a $2 million decrease due to a pension settlement charge in the prior year that did not reoccur in the current year, and a $2 million decrease due to modification costs in connection with refinancing activity in 2021. See Note 3. Acquisitions and Dispositions for further details regarding the acquisition of Conferma, Note 6. Debt for further details regarding the August 2022 refinancing and the 2021 refinancing and Note 8. Fair Value Measurements for further details regarding the GBT investment.
Benefit for Income Taxes

	Three Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Benefit for income taxes	$(6,989)	$(6,613)	$(376)	6%

For the three months ended September 30, 2022, we recognized a $7 million income tax benefit, representing an effective tax rate of 5%, compared to an income tax benefit of $7 million, representing an effective tax rate of 3% for the three months ended September 30, 2021. The increase in the effective tax rate for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to a decrease in valuation allowance recorded in the current period and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$1,736,794	$1,052,613	$684,181	65%
Hospitality Solutions	189,704	148,145	41,559	28%
Total segment revenue	1,926,498	1,200,758	725,740	60%
Eliminations	(20,662)	(12,520)	(8,142)	65%
Total revenue	$1,905,836	$1,188,238	$717,598	60%
Travel Solutions—Revenue increased $684 million, or 65%, for the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to:
•a $590 million, or 96%, increase in transaction-based distribution revenue due to a 51% increase in Direct Billable Bookings to 226 million primarily as a result of the continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•a $94 million increase in IT solutions revenue consisting of a $107 million, or 71%, increase in reservation revenue primarily due to a 59% increase in Passengers Boarded to 469 million as a result of the continued recovery trends from the COVID-19 pandemic, $24 million of previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances associated with a Russian carrier, a $9 million increase due to the recognition of a termination fee on a carrier in the process of de-migrating from our systems, which will not repeat in 2023 and the recognition of $3 million in previously deferred revenue from a customer that entered liquidation. See Note 2. Revenue from Contracts with Customers. This increase was partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes and a $4 million reduction associated with a Russian carrier. Additionally, commercial and operations revenue decreased $13 million due to the sale of our AirCentre portfolio on February 28, 2022, partially offset by other product revenue and a $6 million increase due to the aforementioned termination fee on the carrier that is de-migrating.
Hospitality Solutions—Revenue increased $42 million, or 28%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $37 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 23% to 84 million, as a result of the continued recovery from the COVID-19 pandemic and an increase of $4 million in DX revenue.

Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$661,282	$403,933	$257,349	64%
Hospitality Solutions	95,158	70,762	24,396	34%
Eliminations	(20,662)	(12,518)	(8,144)	65%
Total segment cost of revenue, excluding technology costs	735,778	462,177	273,601	59%
Corporate	5,880	5,646	234	4%
Depreciation and amortization	29,951	30,188	(237)	(1)%
Total cost of revenue, excluding technology costs	$771,609	$498,011	$273,598	55%
Travel Solutions—Cost of revenue, excluding technology costs, increased $257 million, or 64%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily driven by a $264 million increase in incentive consideration due to higher transaction volume as well as an increase in rates given the continued recovery from the COVID-19 pandemic. This increase was partially offset by a decrease in labor and professional services costs resulting from the sale of AirCentre and other labor related expenses.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $24 million, or 34%, for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes.
Technology Costs

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$681,623	$653,147	$28,476	4%
Hospitality Solutions	91,145	71,324	19,821	28%
Corporate	51,374	58,520	(7,146)	(12)%
Total technology costs	$824,142	$782,991	$41,151	5%

Travel Solutions—Technology costs increased $28 million, or 4%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was due to a $52 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $22 million to support our technology transformation initiatives, and other ongoing business expenses increased by $3 million. We have incurred a significant amount of incremental technology costs in 2022 over the prior year as a result of our technology transformation and expect that to continue for the remainder of 2022. This increase was partially offset by a decrease in depreciation and amortization of $48 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as a reduction due to the sale of our AirCentre portfolio. We expect decreases in depreciation and amortization to continue due to these factors.
Hospitality Solutions—Technology costs increased $20 million, or 28%, for the nine months ended September 30, 2022 compared to the same period in the prior year due to a $13 million increase in labor and professional services costs and an $11 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud. This increase was partially offset by a $3 million decrease in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. The migration to the cloud for SynXis is expected to result in higher cloud-based transaction costs for Hospitality Solutions whereas historically it incurred data center operating costs and incurred hardware and infrastructure costs, which were capitalized, and became fully depreciated in prior periods.
Corporate—Technology costs decreased $7 million, or 12%, for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a $5 million decrease in depreciation and amortization associated with a reduction in intangible amortization as a result of the completion of amortization of technology assets from prior acquisitions and a $3 million decrease in labor and professional services.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$196,722	$183,165	$13,557	7%
Hospitality Solutions	38,133	33,830	4,303	13%
Corporate	281,490	229,852	51,638	22%
Total selling, general and administrative expenses	$516,345	$446,847	$69,498	16%

Travel Solutions—Selling, general and administrative expenses increased $14 million, or 7%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was driven by a $7 million increase in the provision for expected credit losses due to the unfavorable comparison to a provision reversal in the prior year as the economy began to recover and payment experience began to improve, a $6 million increase in legal costs incurred due to ongoing litigation and a $3 million increase due to continued investments in our internal business systems. These increases were partially offset by a $3 million decrease in depreciation and amortization.

Hospitality Solutions—Selling, general and administrative expenses increased $4 million, or 13%, for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to a $6 million increase in labor and professional services costs related to our business strategy to support the long-term growth of the business and a $2 million increase due to continued investments in our internal business systems. This increase was partially offset by a $3 million decrease in the provision for expected credit losses due to an improvement in our expected credit losses in the current year as a result of the continued recovery from the COVID-19 pandemic, and lower depreciation and amortization.

Corporate—Selling, general and administrative expenses increased $52 million, or 22%, for the nine months ended September 30, 2022 compared to the same period in the prior year. This increase was driven by a $17 million increase in professional services related to acquisition and disposition-related activities and costs related to our business structure and strategy to support the long-term growth of the business, a $15 million increase due to litigation reserves, a $7 million increase in risk and security costs, a $6 million increase in transaction tax expense, a $5 million increase related to an impairment associated with an IT Solutions customer located in Russia, a $5 million increase for restructuring costs and the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and a $7 million increase in other ongoing business expenses. This increase was partially offset by a $12 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.

Interest expense, net

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$205,062	$193,834	$11,228	6%
Interest expense increased $11 million, or 6% during the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to higher interest rates on our term loans. This increase was partially offset by the impact of our interest rate swaps. See 6. Debt for further details regarding these debt transactions and Note 7. Derivatives for further details regarding our interest rate swaps.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $4 million during the nine months ended September 30, 2022 as a result of the refinancing that occurred in the first quarter of 2022 and a loss on extinguishment of debt of $13 million as a result of the refinancing that occurred in the third quarter of 2021. See Note 6. Debt for further details.
Other, net

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$(139,617)	$(2,439)	$(137,178)	5,624%
Other, net decreased $137 million for the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million partially offset by a fair value loss of $35 million on our GBT investment and a $15 million gain on sale of investment recorded in the first quarter of 2021. See Note 8. Fair Value

Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale.
Benefit for Income Taxes

	Nine Months Ended September 30,
	2022	2021	Change

	(Amounts in thousands)
Benefit for income taxes	$(2,195)	$(4,513)	$2,318	(51)%

For the nine months ended September 30, 2022, we recognized a $2 million income tax benefit, representing an effective tax rate of less than 1%, compared to an income tax benefit of $5 million, representing an effective tax rate of less than 1% for the nine months ended September 30, 2021. The slight increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to a decrease in valuation allowance recorded in the current period and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$782,763	$978,352
Available under the bilateral letter of credit facility	8,785	10,018
Outstanding letters of credit under the bilateral letter of credit facility	11,215	9,982
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2022 and December 31, 2021. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.
While the COVID-19 pandemic has had an adverse impact on our business, we expect to recognize federal taxable income in 2022 based on our operating and non-operating results, the annual limitation on the use of Net Operating Loss ("NOL") carryforwards and a provision of the Tax Cuts and Jobs Act. As a result, while we expect to be a U.S. federal cash taxpayer in 2022, we expect to also benefit from the usage of NOLs in 2022 to the extent available. We expect to continue to benefit from our NOLs in the near-term beyond 2022.
Liquidity Outlook
The reduction in revenues as the result of COVID-19 has significantly adversely affected our liquidity. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. As previously disclosed, we responded with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, implementing cost savings measures, and completing debt and equity offerings. In addition, in the third quarter of 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements and in the first and third quarters of 2022, we refinanced and extended the maturity on another portion of our debt. We believe these actions will provide additional flexibility as we manage through the global economic recovery from the COVID-19 pandemic.
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
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. On July 12, 2021, we refinanced the Revolver and terminated the commitments thereunder, replacing it with term loans. See “—Senior Secured Credit Facilities" below. We had outstanding letters of credit totaling $11 million and $10 million as of September 30, 2022 and December 31, 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On March 9, 2022 and August 15, 2022, we refinanced and extended the maturity on a portion of the Term Loan B facility. See “— Senior Secured Credit Facilities" below.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million and $16 million, respectively, of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, we paid cash dividends on our preferred stock of $5 million and $16 million. On October 18, 2022, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on December 1, 2022 to holders of record of the Preferred Stock on November 15, 2022.
On March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of the Share Repurchase Program to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the nine months ended September 30, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2022.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "March 2022 Refinancing"). We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering t discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the nine months ended September 30, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.

On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the nine months ended September 30, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of September 30, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2020, we were not required to make an excess cash flow payment in 2021, and no excess cash flow payment is required in 2022 with respect to our results for the year ended December 31, 2021. We are further required to pay down the term loans with proceeds from certain asset sales or borrowings, that are not otherwise reinvested in the business within 15 months, as defined in the Amended and Restated Credit Agreement, which is expected to include a payment in May 2023 for a portion of the proceeds from the disposition of AirCentre to the extent not considered reinvested into the business, as defined in the agreement. This payment is expected to be no more than $150 million, but may change based on actual amounts reinvested.
As of September 30, 2022, we had outstanding approximately $1.6 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $536 million, Term Loan B-1 for $398 million and Term Loan B-2 for $631 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for Term Loan B-1 and Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans. In March and August 2022, we entered into the March 2022 Refinancing and August 2022 Refinancing, respectively, which extended the maturity and replaced LIBOR with Term SOFR on a portion of our Term Loan B facility. The remaining Term Loan B allows for a transition to the Prime rate plus a margin, and assuming the discontinuation of LIBOR in June 2023, we estimate the impact of transitioning to the Prime rate in June 2023, assuming changes in Prime rates aligned with expected changes in the federal funds rate, which are based on market data and analysts’ forecasts, would result in an aggregate of approximately $11 million of incremental interest expense over the remaining life of Term Loan B. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to SOFR or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements. See “Risk Factors—We are exposed to interest rate fluctuations.”
Cash Flows

	Nine Months Ended September 30,
	2022	2021

	(Amounts in thousands)
Cash used in operating activities	$(314,770)	$(408,152)
Cash provided by (used in) investing activities	186,251	(5,535)
Cash used in financing activities	(61,646)	(37,013)
Cash used in discontinued operations	(3,231)	(2,376)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,197)	(1,781)
Decrease in cash, cash equivalents and restricted cash	$(195,593)	$(454,857)
Operating Activities
Cash used in operating activities totaled $315 million for the nine months ended September 30, 2022. The $93 million increase in operating cash flow from the same period in the prior year was primarily due to the impact of COVID-19 on the travel industry and on our results of operations, partially offset by an increase of $67 million associated with payments to our employees under performance-based bonus plans that did not occur in the prior year and an increase in interest payments related to our term loans.

Investing Activities
For the nine months ended September 30, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $53 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million of cash for the investment in GBT, and $73 million for Conferma and other acquisitions.
For the nine months ended September 30, 2021, we received proceeds of $25 million from the sale of certain investments and assets, offset by $30 million of cash used on capital expenditures primarily related to software developed for internal use.
Financing Activities
For the nine months ended September 30, 2022, financing activities used $62 million. Significant highlights of our financing activities include:
•proceeds of $624 million and $650 million from the issuance of the 2022 Term Loan B-1 Facility and the 2022 Term Loan B-2 Facility, respectively;
•payment of $1.3 billion on Term Loan B ;
•payment of $11 million on Term B-1 Facility, Term B-2 Facility and 2022 Term Loan B-1;
•payment of $24 million for debt discount and issuance costs;
•net payments of $16 million from the settlement of employee stock-option awards; and
•payment of $16 million in dividends on our preferred stock.
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
•payment of $12 million in debt discount and issuance costs;
•payments of $400 million for the Revolver; and
•payment of $654 million on Term Loan B and Other Term Loan B.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2021 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2022, other than the impact of interest rates on our debt. As of September 30, 2022, we had a total debt obligation of $6.3 billion, with $98 million due for the remainder of 2022.
We had no off balance sheet arrangements during the nine months ended September 30, 2022 and year ended December 31, 2021.
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
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of 2021, we implemented a new billing system that impacted our control environment over a small portion of our revenue. Over the next few years, we expect to migrate the majority of our billing of revenue and processing of incentive consideration to this system, which is reasonably likely to materially affect our internal control over financial reporting. In October of 2022, we implemented Workday, a cloud-based human resources system. In connection with the implementation, we executed certain changes to our processes and controls including updates to existing business processes and information systems which are reasonably likely to materially affect our internal control over financial reporting.
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020 and 2021 and for the first nine months of 2022 (excluding the gain impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This downward trend could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, including the spread of virus variants with new epidemiological characteristics, we are unable to predict accurately the impact that COVID-19 will have on our business going forward. We expect the outbreak and its effects to continue to have a significant adverse impact on our business, financial condition and operating results for the duration of the pandemic and during the subsequent recovery from the pandemic, which could be an extended period of time. To the extent the COVID-19 pandemic adversely affects our business, operations, and financial condition and results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2021 or in the first nine months of 2022 as a result of the COVID-19 pandemic; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. In the prior year quarter and throughout the year of 2021, we experienced the reversal of certain provisions recorded during 2020, as the economy began to recover and payment experience began to improve. We are continuing to closely monitor positions with travel agencies, to identify situations in which cancelled bookings exceed new bookings, resulting in refunds due to us and creating possible additional bad debt exposure. Moreover, due to the high level of cancellations of existing bookings, we have incurred, and may continue to incur, higher than normal cash outlays to refund travel service providers for cancelled bookings. Any material increase in our provisions for bad debt, and any material increase in cash outlays to travel suppliers would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are tested periodically for assurance and successfully completed our last annual assessment in October 2022. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have GDS contracts with carriers that fly to Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria but are based outside of those countries and are not owned by those governments or nationals of those governments. With respect to Iran, Sudan, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC. We note, however, that OFAC regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, OFAC’s interpretation of its own regulations and guidance vary on a case by case basis. As a result, we cannot provide any guarantees that OFAC will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.
In Europe, GDS regulations or interpretations thereof may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel buyers, airlines, rail carriers or others, impair the enforceability of existing agreements with travel buyers and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations specifically governing GDSs have been lifted in the United

States, they remain subject to general regulation regarding unfair trade practices by the U.S. Department of Transportation (“DOT”). In addition, continued regulation of GDSs in the E.U. and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes. We do not currently maintain a central database of all regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened. Our failure to comply with these laws and regulations could subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business.
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
Russia has recently adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations are expected to significantly restrict or prohibit our ability to provide these services in Russia, which is expected to negatively impact our revenue and results. See “—Recent Developments Affecting our Results of Operations" for further details.
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex, and, while we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related items may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we are addressing. It is possible that our enhanced program will identify items that do not comply with these regulatory or sanction requirements. The amount of any penalties and other impacts, costs or remediations related to these items may adversely impact our results. We recently became aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI). If OFSI were to impose a penalty, we believe that it would not be material; however, there can be no assurance of the amount of any such penalty.
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
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if: (1) Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, in 2013, we experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers. This outage, which affected our Travel Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated. (2) Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.
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
We have a significant amount of indebtedness. As of September 30, 2022, we had $4.7 billion of indebtedness outstanding. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
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
There can be no assurance that financing will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or adversely affect our ability to operate our business. Additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations would be used to make principal and interest payments on the indebtedness and we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business decisions and further limit our ability to pay dividends. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.
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
As of September 30, 2022, we had outstanding approximately $1.6 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B for $536 million, Term Loan B-1 for $398 million and Term Loan B-2 for $631 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Senior Secured Credit Facilities" for the estimated impacts of this change. We intend to seek an amendment with our lenders of Term Loan B prior to June 2023 to provide for a transition to the Secured Overnight Financing Rate ("SOFR") or another alternative to LIBOR in anticipation of its discontinuation, but there can be no assurance that we will be able to reach an agreement with our lenders for any such amendment or that the incremental amount of any interest pursuant to such amendment would be significantly less than current requirements.
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

Our consolidated balance sheets at September 30, 2022 contained goodwill and intangible assets, net totaling $3.0 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2022, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. We will continue to evaluate its impact as further information becomes available. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain "digital economy" sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as "digital services taxes" ("DSTs"). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2022. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of September 30, 2022.

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
10.112†
Offer Letter by and between Sabre Corporation and Mike Randolfi, effective August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022).

10.113
Second Term Loan B Extension Amendment and Ninth Term Loan B Refinancing Amendment to Amended and Restated Credit Agreement, dated August 15, 2022, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, each of the other Loan Parties party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as the 2022 Other Term B-2 Lender (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

10.114†*	Offer Letter by and between Sabre Corporation and Garry Wiseman effective August 1, 2022.
10.115†*	Offer Letter by and between Sabre Corporation and Chadwick Ho effective September 12, 2022.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	November 2, 2022	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)