Form 10-K
period 2022-12-31
Sabre Corp
filed 2023-02-17
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐    No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30, 2022, was $1,694,507,800. As of February 13, 2023, there were 328,585,965 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders to be held on April 26, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "intends," "focus," "believes," "will," "outlook," "may," "provisional," “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans,” “could,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “momentum,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
At Sabre, we make travel happen. We are a technology company that powers the global travel industry. We partner with airlines, hoteliers, travel agencies and other travel partners to retail, distribute and fulfill travel. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to solutions that manage day-to-day hotel operations. We are committed to helping customers operate more efficiently, drive revenue and offer personalized traveler experiences with next-generation technology solutions.
COVID-19 Pandemic
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus, including variants ("COVID-19"), as well as by the effect of government directives enacted to slow the spread of the virus. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results for the years ended December 31, 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and travel restrictions have been relaxed, we have seen gradual improvement in our key volume metrics during 2021 and 2022. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2020 and 2021.
The reduction in revenues as a result of COVID-19 has significantly and adversely affected our liquidity. During 2020, we responded with measures such as suspending common stock dividends and share repurchases, borrowing under our existing revolving credit facility, and completing debt and equity offerings. Additionally, given the market conditions as the result of COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. In 2021, we refinanced and extended the maturity on a portion of our debt. In 2022, we further refinanced and extended the maturity on other portions of our debt, which were also impacted by increasing interest rates. We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery from the COVID-19 pandemic. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline, the uncertain economic environment and the unknown duration of the impact of COVID-19, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.

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
Additionally, our Travel Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-driven intelligence solutions. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing, distribution and fulfillment. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms. On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party. See Note 3. Acquisitions and Dispositions, to our consolidated financial statements for further information.
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
Growth Strategy
At Sabre, we connect people and places with technology that reimagines the business of travel. In 2022, we initiated a strategic framework that outlines how Sabre intends to grow its business, invest in talent and cultivate a winning culture. Specifically, our growth strategy includes enhancing relationships with customers by promoting the benefits to them and travelers of adopting additional products and services, adapting those products to the changing needs of the travel ecosphere, including integrating new distribution capability (“NDC”), and pricing them in ways that align with our customers, growing our customer base by continuing to innovate our products, adding desirable content, and aligning our technology and personnel to best highlight our value proposition globally and expanding opportunities by extending our product lines into closely related areas of travel where our customer relationships can efficiently drive adoption.

Technology and Operations
Our technology strategy is focused on achieving company-wide operational stability, reliability, resiliency, security and performance at an efficient overall cost while continuing to innovate and create incremental value for our customers. Significant investment has gone into building a centralized Platform as a Service ("PaaS") architecture with an emphasis on standardization, simplicity, efficiency, security, and scalability. We invest heavily in software development, delivery, and operational support capabilities and seek to provide best in class products for our customers. We operate standardized infrastructure in our cloud computing environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and complete our shift to service enabled and cloud-based solutions. For this reason, we have included Technology costs as a separate category of cost within our consolidated financial statements and notes contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Our architecture has evolved from a mainframe centric transaction processing environment to a secure cloud-based processing platform that is one of the world’s most heavily used and resilient service-oriented architecture environments. A variety of products and services run on this technology infrastructure: high volume air shopping systems; desktop access applications providing continuous, real-time data access to travel agents; airline decision support systems; an array of customized applications available through our Sabre Red 360 application; and web based services that provide an automated interface between us and our travel suppliers and customers. The flexibility and scale of our cloud-based technology infrastructure allow us to quickly deliver a broad variety of SaaS and hosted solutions.
Customers
Travel Solutions customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and airports, governments and tourism boards. Airlines served by Travel Solutions vary in size and are located in every region of the world, and include hybrid carriers and low-cost carriers ("LCCs") (collectively, “LCC/hybrids”), global network carriers and regional network carriers. Hospitality Solutions has a global customer base of over 42,000 hotel properties of all sizes.
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
Media—We generate Hospitality Solutions revenue from customers that advertise their website or booking engine on digital marketing channels.
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
We are subject to the application of data protection and privacy regulations in many of the U.S. states and countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU. See "Risk Factors —Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches. "
We are also subject to prohibitions administered by the Office of Foreign Assets Control (the “OFAC rules”) and other similar global prohibitions, as applicable. The OFAC rules prohibit U.S. persons from engaging in financial transactions with or relating to the prohibited individual, entity or country, require the blocking of assets in which the individual, entity or country has an interest, and prohibit transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons) to such individual, entity or country.
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications and e-commerce. These regulations may vary among jurisdictions. For example, Russia has recently adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted, and is expected to continue to negatively impact, our revenue and results.
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
Human Capital
We maintain a strategic framework that defines areas of focus for our culture and talent and highlights how we enable our people to execute the plans and priorities for our technology, product, financial and customer strategies.

Our People—Since the initial impact of the COVID-19 pandemic on our business and operations, our human capital metrics have generally stabilized for the year ended December 31, 2022 compared to prior years. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2022, we had 7,461 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	2,365	32%
APAC	1,921	26%
Europe	1,864	24%
All Other (1)	1,311	18%
Total	7,461	100%
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
Diversity and Inclusion—With 59 offices around the globe, we believe that diversity and inclusion are at the core of our success and that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. We maintain an Inclusion and Diversity Council to help define a globally consistent approach to inclusion and diversity as a business imperative and an enabler of our strategy.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. We maintain certain assistance programs to continue to support the well-being of our team members, including for team members that operate in a remote working environment. Additionally, to help ensure the safety and wellness of our employees going forward, we have expanded our parental leave program, enhanced our personal time off benefits, and implemented a work-from-anywhere program that allows our employees additional flexibility in work arrangements and increased opportunities to work remotely.
Corporate Responsibility—We invest globally in our communities by encouraging employee volunteerism on company time through one paid day off per quarter for community volunteering. Our employees have donated a significant number of volunteer hours to support our community-oriented and philanthropic culture.
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
We may use our website, our Twitter account (@Sabre_Corp) and other social media channels as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, Twitter account and other social media channels. The contents of our website, Twitter account or social media channels referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to the Effects of the COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.
The spread of COVID-19 and the developments surrounding the global pandemic have had and are continuing to have significantly negative impacts on all aspects of our business. In response to the pandemic, many governments around the world implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels, and forced many of them, including airlines, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers and the renegotiation of the terms of our agreements with them. The pandemic and these measures have significantly adversely affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2022, 2021 and 2020 (excluding the positive impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This negative impact could continue for an unpredictable period. Due to the uncertain and rapidly evolving nature of current conditions around the world, we expect the effects of the outbreak to continue to have a significant adverse impact on our business, financial condition and operating results.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2021 or 2022 as a result of the COVID-19 pandemic; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. Throughout 2021, and to a lesser extent in 2022, we experienced the reversal of certain provisions for bad debt recorded during 2020, as the travel industry began to recover and payment experience began to improve. Any material increase in our provisions for bad debt and any material impact of payment experience would have a corresponding effect on our results of operations, liquidity and related cash flows.
The ongoing effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.
The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the global pandemic's impact on the travel industry and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, as well as our ability to maintain our financial reporting processes and related controls; the impact on the financial condition on our partners, and any potential restructurings or bankruptcies of our partners; the impact on our contracts with our partners, including force majeure provisions and requests to renegotiate the terms of existing agreements prior to their expiration, including providing temporary concessions regarding contractual minimums; our ability to withstand increased cyberattacks; the speed and extent of the recovery across the broader travel ecosystem; short- and long-term changes in travel patterns, including business travel; and the duration, timing and severity of the impact on customer spending including from recessions or inflationary pressures, resulting from or following the pandemic. Governmental restrictions and societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.
Our business is dependent on the ability and willingness of consumers to travel, particularly by air. While we have experienced a gradual recovery in our primary metrics over the past few years, we do not expect economic and operating conditions for our business to fully recover until consumers, including business travelers, are once again willing and able to travel, and our travel suppliers are once again able to fully serve those consumers, the timing of which is uncertain. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Even when economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.
To the extent that the ongoing effects of the COVID-19 outbreak continue to adversely affect our business and financial performance, it may also heighten many of the other risks identified in this “Risk Factors” section, such as those relating to our substantial amount of outstanding indebtedness and our need to generate sufficient cash flows to service our indebtedness.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments; (4) political events like acts or threats of terrorism, hostilities, and war; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 have negatively impacted our business, and we expect these negative impacts to continue. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.”
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries, including Russia, have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data.
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

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. For example, the Payment Card Industry Security Standards Council has released version 4.0 of its Data Security Standard, and we are conducting an assessment to determine the scope and impact of these new standards on our existing processes and controls. We are assessed periodically for assurance and successfully completed our last annual assessment in October 2022. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 16. Commitments and Contingencies, to our consolidated financial statements. For example, as a result of the judgment in our antitrust litigation with US Airways, we may be required to pay US Airways' reasonable attorneys' fees and costs. Depending on the amount of attorneys' fees and costs awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured. In addition, although the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, the jury found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. Although US Airways was only awarded $1.00 in single damages with respect to this verdict, and we believe the applicable limitations period for similar claims has expired, other parties might nevertheless likewise seek to benefit from this judgment by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 16. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions that might be brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications, cybersecurity, environmental, social and governance matters and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by OFAC and are typically known as the OFAC regulations. These regulations, and similar regulations in other countries, are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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

Russia has recently adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted, and is expected to continue to negatively impact, our revenue and results. See “—Recent Developments Affecting our Results of Operations" for further details.
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
Our businesses are dependent on IT infrastructure and applications operated for us by DXC Technology ("DXC") and other network, cloud and SaaS providers. The commercial services we offer to our customers generally run on infrastructure provided by third parties such as DXC and cloud providers, and DXC provides significant operational support for our mainframe platforms. We also use multiple third-party SaaS platforms to operate our services, run our business, and support our customers, including IT service management (ITSM), enterprise resource planning (ERP), customer relationship management (CRM) and human resource information systems (HRIS).
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if: (1) Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, we have previously experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers, and such outages may occur in the future. This outage, which affected our Travel Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated. (2) Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for many of our systems makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.
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
We process, store, and transmit large amounts of data, including PII and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC, cloud providers or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems.
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
Any systems and processes that we have developed that are designed to protect customer information and prevent data loss and other security incidents cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. For example, our agreements with customers may require that we indemnify the customer for liability arising from data incidents under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
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
We derive the remainder of our revenues from Latin America, the Middle East and Africa and APAC. Any unfavorable economic, political or regulatory developments in these regions could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in these emerging markets. For example, some regions have experienced or are expected to experience inflationary and/or slowing economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U., the continued effects of Brexit and recent legislation and related regulations in Russia (see "—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us."); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers; as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures and travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2022, we had $4.7 billion of indebtedness outstanding, which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any such additional indebtedness (other than an accounts receivable securitization), to the extent issued in the future, would likely be unsecured. See Note 18. Subsequent Events, to our consolidated financial statements for further information regarding the accounts receivable securitization. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain covenants could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs, particularly following the COVID-19 outbreak. See “—The COVID-19 pandemic has had and is expected to continue to have a significant adverse impact on our business, including our financial results and prospects, and the travel suppliers on whom our business relies.” Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. As a result, we may be required to finance our cash needs through bank loans, additional debt financing, public or private equity offerings or otherwise. Our ability to arrange financing or refinancing and the cost of such financing or refinancing are dependent on numerous factors, including but not limited to general economic and capital market conditions, the availability of credit from banks or other lenders, investor confidence in us, and our results of operations.
There can be no assurance that financing or refinancing will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or adversely affect our inability to operate our business. Additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations would be used to make principal and interest payments on the indebtedness and we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business decisions and further limit our ability to pay dividends. Recent increases in interest rates, including due to increased inflationary pressures, have significantly increased our interest expense, and further increases in interest rates would result in additional interest expense, which would adversely impact our financial performance. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital. Furthermore, raising capital through public or private sales of equity could cause earnings or ownership dilution to your shareholding interests in our company.
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
As of December 31, 2022, we had outstanding approximately $1.0 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of 2021 Term Loan B-1 for $397 million and 2021 Term Loan B-2 for $630 million. These term loans included hard-wired fallback language, as published by the Alternative Reference Rates Committee, that will replace LIBOR with Term Secured Overnight Financing Rate ("SOFR") plus specified credit spread adjustments when LIBOR ceases to be published in June 2023 or such sooner date on which we may opt in. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" for the estimated impacts of this change, which we do not expect to be material.
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
Our consolidated balance sheet at December 31, 2022 contained goodwill and intangible assets, net totaling $3.0 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2022, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations, and ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified, or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have an impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain "digital economy" sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as "digital services taxes" ("DSTs"). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $83 million as of December 31, 2022. With approximately 3,800 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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

Americas: As of December 31, 2022, our corporate and business unit headquarters and domestic operations are located in Southlake, Texas, which we sold and leased back in the fourth quarter of 2020. There are five additional offices across North America and four offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these offices are leased.
EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in London, United Kingdom. There are 18 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
APAC: We maintain our Asia-Pacific ("APAC") regional operations headquarters in Singapore. There are 17 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the offices are leased.
ITEM 3.        LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 16. Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See “Risk Factors —"We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 17, 2023, together with certain biographical information, are as follows:

Name	Age	Position
Sean Menke	54	Chair of the Board and Chief Executive Officer
Kurt Ekert	52	President
Chadwick Ho	50	Executive Vice President and Chief Legal Officer
Roshan Mendis	50	Executive Vice President and Chief Commercial Officer
David Moore	60	Executive Vice President and Chief Technology Officer
Michael Randolfi	50	Executive Vice President and Chief Financial Officer
Shawn Williams	50	Executive Vice President and Chief People Officer
Scott Wilson	55	Executive Vice President, Sabre and President, Hospitality Solutions
Garry Wiseman	46	Executive Vice President and Chief Product Officer

Sean Menke has served as CEO of Sabre since December 2016 and served as its president from December 2016 through January 2, 2022. He was elected Chair of the Board effective April 28, 2022. Mr. Menke previously served as Sabre’s executive vice president and president of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as executive vice president and chief operating officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was executive vice president of resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as president and chief executive officer of Pinnacle Airlines, and from 2007 to 2010 as president and chief executive officer of Frontier Airlines. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University. He serves as a director of Waste Management, Inc., a provider of comprehensive waste management environmental services.
Kurt Ekert has served as president of Sabre since January 2022. Prior to joining Sabre, Mr. Ekert served as President and Chief Executive Officer of Carlson Worldwide Travel (CWT) Worldwide Travel from 2016 to 2021. Sabre has an agreement with CWT pursuant to which Sabre provides CWT with access to its GDS and pays incentive fees to CWT, and CWT purchases certain products from Sabre. From 2010 to 2015, he served as Executive Vice President and Chief Commercial Officer of Travelport Worldwide Ltd., a distribution services provider for the global travel industry, and from 2006 to 2010, he served as Chief Operating Officer of Gulliver’s Travel Associates (GTA), a division of Travelport. From 2002 to 2006, he served in executive roles of increasing responsibility at Cendant (at then Cendant subsidiaries Travelport and Orbitz Worldwide). Prior to joining Cendant, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. He also served four years as an active duty officer in the US Army. Mr. Ekert received a MBA from the University of South Carolina and a BS in Economics from the Wharton School at the University of Pennsylvania. Mr. Ekert serves as Director of Passur Aerospace, Inc., a business intelligence company, and a director of ZYTLYN, and he previously was Chairman the US Department of Commerce Travel & Tourism Advisory Board and a director eNett, Carlson Travel Inc., the World Travel & Tourism Council, and the UNGA Global Partnership to End Violence Against Children.
Chadwick Ho is executive vice president and chief legal officer. Before joining Sabre in 2022, Mr. Ho served as Associate General Counsel of The Walt Disney Company, a diversified worldwide entertainment company, overseeing legal across the business operations for its television networks and streaming services. Prior to that, he was the General Counsel of Hulu, a video streaming service, from 2007 until 2021. From 2005 to 2007, Mr. Ho served as Deputy General Counsel of MySpace, a social networking service. Before becoming in-house counsel, Mr. Ho worked in private practice at law firms Latham & Watkins and O’Melveny & Myers, as well as clerked for the 9th Circuit Court of Appeals. Mr. Ho holds a J.D. degree from Harvard Law School and a Bachelor of Arts degree from Stanford University
Roshan Mendis has served as executive vice president and chief commercial officer since 2020. Mr. Mendis previously served as chief commercial officer for the Travel Network business from 2018 to 2020, and prior to that served as senior vice president of international markets for Sabre from 2017 to 2018. From 2015 to 2017, Mr. Mendis served as senior vice president of Asia Pacific for Sabre. Mr. Mendis has also served as president of Travelocity and Zuji, consumer-facing brands that were part of the Sabre portfolio. He completed his undergraduate studies at Chaminade University of Honolulu and University of Cambridge (UK) and later earned his MBA at the Rice University. He serves as a director of Yatra Online, Inc., a provider of corporate travel services and an online travel company.
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

Michael Randolfi is executive vice president and chief financial officer. Prior to joining Sabre in 2022, Mr. Randolfi served as Chief Financial Officer of BFA Industries, a beauty subscription business, from April 2021 until August 2022. From August 2019 through April 2021, he served as Senior Vice President and Chief Financial Officer of Adtalem Global Education Inc., a workforce solutions provider. Prior to joining Adtalem, Mr. Randolfi served as the Chief Financial Officer of Groupon, Inc. from April 2016 to August 2019. Prior to Groupon, Mr. Randolfi served as Chief Financial Officer of Orbitz Worldwide, Inc. from March 2013 until November 2015 (when he departed following its acquisition by Expedia, Inc.). Prior to Orbitz, Mr. Randolfi spent fourteen years with Delta Airlines in a variety of executive financial roles culminating in Senior Vice President and Controller. Mr. Randolfi received a Master of Business Administration from Emory University and his Bachelor of Arts degree from the University of South Florida
Shawn Williams is executive vice president and chief people officer. Prior to joining Sabre in 2020, Mr. Williams served as chief human resources officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as senior vice president and chief administrative officer of LeEco Holdings North America, a consumer electronics business. Prior to that, Mr. Williams served as senior vice president and chief administrative officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston.
Scott Wilson is executive vice president and president, Hospitality Solutions. Prior to joining Sabre in September 2020, Mr. Wilson served as Executive Vice President and Chief Commercial Officer of Great Wolf Resorts, the largest family of indoor water park resorts in North America, since 2017. While there, he was responsible for a number of areas of Great Wolf’s business, including sales, marketing, digital, revenue management, data and analytics, contact centers, and merchandising. From 2010 to 2017, Mr. Wilson served as Vice President, e-Commerce and Merchandising, at United Airlines, Inc., one of the largest global airlines. In addition to e-commerce and merchandising functions, he was also responsible for distribution and commercial analytics. From 2007 to 2010, Mr. Wilson was Vice President, Digital Marketing, at Marriott International, Inc. with responsibility for all performance and social media marketing across Marriott’s full portfolio of brands. Prior to that, he held digital, marketing, and strategy leadership roles at BCG, America Online, Netscape, and American Airlines. Mr. Wilson is a current board member of Alliant Credit Union. Mr. Wilson received a Master of Science in Industrial Engineering (MBA) from Carnegie Mellon University and his Bachelor of Arts degree from the University of California, Berkeley.
Garry Wiseman is executive vice president and chief product officer. Prior to joining Sabre in 2022, Mr. Wiseman served as Senior Vice President and Chief Digital Officer of Nautilus, Inc., a global leader in innovative home fitness solutions, from October 2020 to 2022. From 2017 to 2020, he served as Senior Vice President of Digital Customer Experience for Dell Technologies Inc., a technology company, and from 2014 to 2017, he served as Vice President – Product Management at salesforce.com, inc., a leader in customer management technology.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 13, 2023, there were 101 stockholders of record of our common stock. We have suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. The amount of future cash dividends on our common stock, if any, will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends.” There were no shares repurchased during the year ended December 31, 2022. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of COVID-19, as well as by the effect of government directives that have been enacted to slow the spread of the virus. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and travel restrictions have been relaxed, we have seen some gradual improvement in our key volume metrics during 2021 and 2022. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2020 and 2021.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $11 million and $18 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, several of our customers filed for bankruptcy protection in various jurisdictions. Due to our creditor position, we do not expect significant recovery for amounts due to us prior to the customer's filing for bankruptcy protection and have fully reserved for any amounts due; however, we continue to provide services and receive timely payment for post-bankruptcy balances due in most cases. See Note 7. Credit Losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used in the estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.
We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. We believe our cash position and the liquidity measures we have taken in recent years will provide additional flexibility as we manage through the industry's recovery from the COVID-19 pandemic. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline, the uncertain economic environment and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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

In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma, for net cash considerations of $62 million and conversion of a pre-existing loan receivable into share capital. We have consolidated the results of Conferma from the date of acquisition into our Travel Solutions segment, which did not have a material impact on our results of operations. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date.
In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc.(“GBT”) for an aggregate purchase price of $80 million. As of December 31, 2022, continued to own these 8 million shares. We recognized unrealized a loss of $26 million during the year ended December 31, 2022 from the investment in GBT. See Note 10. Fair Value Measurements for further details.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million), which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale in Other, net in our consolidated statements of operations for the year ended December 31, 2022. See Note 3. Acquisitions and Dispositions for further details.
Military conflict in Ukraine
In March 2022, we terminated our distribution agreement with a Travel Solutions customer located in Russia which has impacted our revenue in 2022. In August 2022, Russia adopted legislation and related regulations that, effective October 30, 2022, require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. A Travel Solutions customer of these types of services located in Russia ceased using our systems on that date. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has and is expected to continue to negatively impact our revenue and results. For reference, we recognized revenue of approximately $85 million during the year ended December 31, 2022 from customers located in Russia, including the release of previously deferred revenue mentioned below.
During the year ended December 31, 2022, we recognized $24 million of previously deferred revenue due to a change in facts and circumstances associated with a certain Travel Solutions customer located in Russia. This amount was fully paid by the customer and it is no longer considered probable that this revenue will be reversed. See Note 2. Revenue from Contracts with Customers for details regarding the impact on revenue. During the year ended December 31, 2022, we also recorded an impairment of $5 million due to the expected impact of the Russian legislation described above on the future recoverability of certain assets related to these customers. In addition, we accelerated the amortization of customer advances into revenue, which reduced our IT Solutions revenue by $4 million.
Factors Affecting our Results
In addition to the "—Recent Developments Affecting our Results of Operations" above, the following is a discussion of other trends that we believe are additional significant opportunities and challenges currently impacting our business and industry. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and "—Recent Developments Affecting our Results of Operations" included elsewhere in this Annual Report on Form 10-K.
Technology transformation and investments in modernizing our architecture

    We expect to further enable our technology transformation with incremental operational and capital expenditure investments in 2023 and continued investment over the next couple of years which will have a material impact on our financial results. We expect to continue to make significant investments in our re-platforming efforts to open source and cloud-based solutions, as previously disclosed, with the goal of modernizing our architecture, driving efficiency in development and ongoing technology costs, further enhancing the stability and security of our network, and complying with data privacy regulations, and in next-generation retailing capabilities, including NDC and personalized offers, LCCs and CRS revenue generation. In 2023, we expect total capital expenditures to range from $50 million to $60 million. Technology costs include the cost of our technology transformation and may be impacted by inflationary wage impacts in the future.
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
Geographic mix of travel bookings
The revenue recognized by our Travel Solutions business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. As a result of the COVID-19 pandemic, our mix of transactions has shifted such that domestic bookings are a higher portion of our total bookings when compared to 2019 levels, negatively impacting our revenue. The increase in domestic bookings is also partly due to an increase in leisure bookings over business travel. As business travelers have moved to a remote working environment with travel restrictions, leisure travel has increased impacting the domestic and international mix further. However, progressively through the year 2022, our proportional mix of international bookings increased relative to domestic bookings when compared to 2021, as international travel has increased, with a positive impact on our revenue compared to the prior year. The continuation of this positive trend is dependent upon further increases in international travel, particularly in the APAC region which remains the highest impacted region from the COVID-19 pandemic.
Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America, which has been accentuated by the impacts of COVID-19. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. As we continue to invest in our technology and expand the travel content and functionality available in our GDS, we anticipate that we will continue to grow global market share. Booking share in the near term, however, could continue to be impacted by the regional mix of travel bookings during recovery from COVID-19. We invest for sustainable share growth, and in certain parts of APAC and Latin America, our share may be impacted by travel agency commercial arrangements we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below. The proportional decline in North America in 2022 is primarily attributed to a certain OTA shifting a significant portion of its North America volumes to a competitor. We began to see the impacts of this shift in the third quarter of 2021.

	Year Ended December 31,
	2022	2021	2020	2019

Direct Billable Bookings (1):
North America	56%	68%	64%	55%
EMEA	18%	16%	17%	16%
APAC	15%	10%	10%	20%
Latin America	11%	6%	9%	9%
Total	100%	100%	100%	100%
___________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Solutions to measure operating performance and includes bookings made through our GDS and through our joint venture partners in cases where we are paid directly by the travel supplier.
Recent military conflict in Ukraine and the impact of legislation and of air travel in and to Russia, Ukraine, and Belarus
Subsequent to the initiation of the current military conflict in Ukraine, air travel in and to Russia, Ukraine, and Belarus has substantially declined. While none of Russia, Ukraine, and Belarus constituted a significant portion of our financial results in 2021 or 2022, we have experienced significantly reduced GDS bookings and passengers boarded in Russia, Belarus, and Ukraine beginning in the middle of the first quarter of 2022, and these reductions are ongoing. An expansion in the scope of the current conflict or any economic disruption, or any expansion of sanctions or export controls, could have a material adverse effect on our results of operations. See “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions” and “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Increasing interest rates
The global capital markets experienced periods of volatility throughout 2022 in response to the conflict in Ukraine, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We expect to further refinance portions of our debt in 2023 and 2024 which, at current interest rates, would negatively impact our interest expense. These events could lead to further market disruption and potential increases to our funding costs. Currently approximately 29% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations.
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
Consideration on a per booking basis declined in 2021 and 2020 as compared to the respective prior years, due to regional mix and increased leisure bookings over business travel. In 2022, consideration on a per booking basis increased as volumes reached and exceeded volume or percentage thresholds, which we expect to continue in 2023. We remain focused on managing incentive consideration and expect growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be offset by growth in Travel Solutions revenue. This expectation is based in part on anticipated increases in international travel, which would favorably impact our revenue rates, along with our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Travel buyers can shift their bookings to or from our Travel Solutions business
Our Travel Solutions business relies on relationships with several large travel buyers, including TMCs and OTAs, to drive a large portion of its revenue. Although our contracts with larger travel agencies often increase the amount of the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers may shift bookings to other distribution intermediaries for many reasons, including to avoid becoming overly dependent on a single source of travel content and increase their bargaining power with the GDS providers. For example, certain travel agencies have adopted a dual GDS provider strategy and shifted a sizeable portion of their business from our GDS to a competitor GDS, while other agencies have shifted a sizable portion their business to our GDS. Additionally, the impact of COVID-19 on travel buyers has caused, and may continue to cause, travel agencies to select the GDS with the most favorable terms or contractual commitment. Our distribution revenue in 2021 and 2022 has been impacted by a certain OTA shifting a significant portion of its North America volumes to a competitor. We began to see the impacts of this shift in the third quarter of 2021 which resulted in a decline in our volumes partially offset by an increase in our rate.
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
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue, excluding technology costs, for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis. Cost of revenue, excluding technology costs, also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract. The technology costs excluded from Cost of revenue are presented separately below.
Corporate cost of revenue, excluding technology costs, includes certain expenses such as stock-based compensation, restructuring charges and other items not identifiable with either of our segments.
Depreciation and amortization included in cost of revenue, excluding technology costs, is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements purchased through acquisitions.
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
Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets for technology purchased through acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of provision for expected credit losses, overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, professional service fees, certain settlement charges or reimbursements and costs to defend legal disputes.
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 14 years as of December 31, 2022 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2022	2021	2020	2022	2021
Travel Solutions
Direct Billable Bookings - Air	260,804	183,629	103,331	42.0%	77.7%
Direct Billable Bookings - LGS	41,038	23,384	21,353	75.5%	9.5%
Distribution Total Direct Billable Bookings	301,842	207,013	124,684	45.8%	66.0%
IT Solutions Passengers Boarded	637,438	423,838	322,714	50.4%	31.3%

Hospitality Solutions
Central Reservations System Transactions	111,459	91,802	67,046	21.4%	36.9%

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures. As a result of the Strategic Realignment, we have separated our technology costs from cost of revenue and moved certain expenses previously classified as cost of revenue to selling, general and administrative to provide increased visibility to our technology costs for analytical and decision-making purposes and to align costs with the current leadership and operational organizational structure.
We define Adjusted Operating Income (Loss) as operating loss adjusted for equity method income (loss), impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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
•Adjusted Operating Income (Loss), Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
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

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Net Loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Loss to Adjusted Operating Loss, and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders	$(456,833)	$(950,071)	$(1,289,998)
Loss (income) from discontinued operations, net of tax	679	2,532	(2,788)
Net income attributable to non-controlling interests(1)	2,670	2,162	1,200
Preferred stock dividends	21,385	21,602	7,659
Loss from continuing operations	(432,099)	(923,775)	(1,283,927)
Adjustments:
Impairment and related charges(2)	5,146	—	8,684
Acquisition-related amortization(3a)	51,254	64,144	65,998
Restructuring and other costs(5)	14,500	(7,608)	85,797
Loss on extinguishment of debt	4,473	13,070	21,626
Other, net(4)	(136,645)	1,748	66,961
Acquisition-related costs(6)	6,854	6,744	16,787
Litigation costs, net(7)	31,706	22,262	(1,919)
Stock-based compensation	82,872	120,892	69,946
Tax impact of adjustments(8)	847	(6,867)	23,273
Adjusted Net Loss from continuing operations	$(371,092)	$(709,390)	$(926,774)
Adjusted Net Loss from continuing operations per share	$(1.14)	$(2.21)	$(3.20)
Diluted weighted-average common shares outstanding	326,742	320,922	289,855

Operating loss	$(261,060)	$(665,487)	$(988,039)
Add back:
Equity method income (loss)	686	(264)	(2,528)
Impairment and related charges(2)	5,146	—	8,684
Acquisition-related amortization(3a)	51,254	64,144	65,998
Restructuring and other costs(5)	14,500	(7,608)	85,797
Acquisition-related costs(6)	6,854	6,744	16,787
Litigation costs, net(7)	31,706	22,262	(1,919)
Stock-based compensation	82,872	120,892	69,946
Adjusted Operating Loss	$(68,042)	$(459,317)	$(745,274)

Loss from continuing operations	$(432,099)	$(923,775)	$(1,283,927)
Adjustments:
Depreciation and amortization of property and equipment(3b)	96,397	163,291	260,651
Amortization of capitalized implementation costs(3c)	36,982	34,750	37,094
Acquisition-related amortization(3a)	51,254	64,144	65,998
Impairment and related charges(2)	5,146	—	8,684
Restructuring and other costs(5)	14,500	(7,608)	85,797
Interest expense, net	295,231	257,818	225,785
Other, net(4)	(136,645)	1,748	66,961
Loss on extinguishment of debt	4,473	13,070	21,626
Acquisition-related costs(6)	6,854	6,744	16,787
Litigation costs, net(7)	31,706	22,262	(1,919)
Stock-based compensation	82,872	120,892	69,946
Provision (benefit) for income taxes	8,666	(14,612)	(21,012)
Adjusted EBITDA	$65,337	$(261,276)	$(447,529)
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating Income (Loss) in our statement of operations and Adjusted EBITDA to Loss from Continuing Operations in our statement of operations by business segment (in thousands):

	Year Ended December 31, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$213,290	$(51,579)	$(229,753)	$(68,042)
Less:
Equity method income	686	—	—	686
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	51,254	51,254
Restructuring and other costs(5)	—	—	14,500	14,500
Acquisition-related costs(6)	—	—	6,854	6,854
Litigation costs, net(7)	—	—	31,706	31,706
Stock-based compensation	—	—	82,872	82,872
Operating income (loss)	$212,604	$(51,579)	$(422,085)	$(261,060)

Adjusted EBITDA	323,803	(29,794)	(228,672)	65,337
Less:
Depreciation and amortization of property and equipment(3b)	78,601	16,715	1,081	96,397
Amortization of capitalized implementation costs(3c)	31,912	5,070	—	36,982
Acquisition-related amortization(3a)	—	—	51,254	51,254
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	14,500	14,500
Acquisition-related costs(6)	—	—	6,854	6,854
Litigation costs, net(7)	—	—	31,706	31,706
Stock-based compensation	—	—	82,872	82,872
Equity method income	686	—	—	686
Operating income (loss)	$212,604	$(51,579)	$(422,085)	$(261,060)
Interest expense, net				(295,231)
Other, net(4)				136,645
Loss on extinguishment of debt				(4,473)
Equity method income				686
Provision for income taxes				(8,666)
Loss from continuing operations				$(432,099)

	Year Ended December 31, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(222,679)	$(39,806)	$(196,832)	$(459,317)
Less:
Equity method loss	(264)	—	—	(264)
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(5)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)

Adjusted EBITDA	$(52,006)	$(13,452)	$(195,818)	$(261,276)
Less:
Depreciation and amortization of property and equipment(3b)	140,231	22,046	1,014	163,291
Amortization of capitalized implementation costs(3c)	30,442	4,308	—	34,750
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(5)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Equity method loss	(264)	—	—	(264)
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)
Interest expense, net				(257,818)
Other, net(4)				(1,748)
Loss on extinguishment of debt				(13,070)
Equity method loss				(264)
Benefit for income taxes				14,612
Loss from continuing operations				$(923,775)

	Year Ended December 31, 2020
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(523,122)	$(63,915)	$(158,237)	$(745,274)
Less:
Equity method loss	(2,528)	—	—	(2,528)
Impairment and related charges			8,684	8,684
Acquisition-related amortization(3a)	—	—	65,998	65,998
Restructuring and other costs(6)	—	—	85,797	85,797
Acquisition-related costs(6)	—	—	16,787	16,787
Litigation costs, net(7)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)

Adjusted EBITDA	$(272,582)	$(21,126)	$(153,821)	$(447,529)
Less:
Depreciation and amortization of property and equipment(3b)	217,808	38,427	4,416	260,651
Amortization of capitalized implementation costs(3c)	32,732	4,362	—	37,094
Acquisition-related amortization(3a)	—	—	65,998	65,998
Impairment and related charges	—	—	8,684	8,684
Restructuring and other costs(6)	—	—	85,797	85,797
Acquisition-related costs(6)	—	—	16,787	16,787
Litigation costs, net(7)	—	—	(1,919)	(1,919)
Stock-based compensation	—	—	69,946	69,946
Equity method loss	(2,528)	—	—	(2,528)
Operating loss	$(520,594)	$(63,915)	$(403,530)	$(988,039)
Interest expense, net				(225,785)
Other, net(4)				(66,961)
Loss on extinguishment of debt				(21,626)
Equity method income				(2,528)
Benefit for income taxes				21,012
Loss from continuing operations				$(1,283,927)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(276,458)	$(414,654)	$(770,245)
Cash provided by (used in) investing activities	173,977	(29,428)	(1,291)
Cash (used in) provided by financing activities	(75,370)	(50,558)	1,837,741

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(276,458)	$(414,654)	$(770,245)
Additions to property and equipment	(69,494)	(54,302)	(65,420)
Free Cash Flow	$(345,952)	$(468,956)	$(835,665)
________________________________
(1)Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, and (iv) Sabre Bulgaria of 40%.
(2)Impairment and related charges represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets for the year ended December 31, 2022 and $5 million associated with software developed for internal use and $4 million associated with capitalized implementation costs related to a specific customer based on our analysis of the recoverability of such amounts for the year ended December 31, 2020.
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
(4)Other, net includes a $180 million gain on the sale of AirCentre during 2022, a fair value loss of $26 million on our GBT investment during 2022, a $15 million gain on sale of equity securities during the first quarter of 2021, debt modification costs for financing fees of $2 million recorded in the third quarter of 2021 and a $46 million charge related to termination payments incurred in 2020 in connection with the now-terminated acquisition of Farelogix Inc. ("Farelogix"), and a $10 million gain on sale of our headquarters building in the fourth quarter of 2020. In addition, all periods presented include pension settlement charges and foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions and Dispositions to our consolidated financial statements regarding the AirCentre sale and the Farelogix termination and Note 15. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.
(5)Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and severance benefits related to employee terminations, which primarily occurred in the third quarter of 2022. During 2020, charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(6)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities. See Note 3. Acquisitions and Dispositions to our consolidated financial statements.
(7)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2020, we reversed the previously accrued non-income tax expense of $4 million due to success in our claims See Note 16. Commitments and Contingencies to our consolidated financial statements.
(8)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, the impact of the adjustments on valuation allowance assessments, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,537,015	$1,688,875	$1,334,100
Cost of revenue, excluding technology costs	1,040,819	691,451	579,010
Technology costs	1,096,097	1,052,833	1,156,723
Selling, general and administrative	661,159	610,078	586,406
Operating Loss	(261,060)	(665,487)	(988,039)
Interest expense, net	(295,231)	(257,818)	(225,785)
Loss on debt extinguishment	(4,473)	(13,070)	(21,626)
Equity method income (loss)	686	(264)	(2,528)
Other, net	136,645	(1,748)	(66,961)
Loss from continuing operations before income taxes	(423,433)	(938,387)	(1,304,939)
Provision (benefit) for income taxes	8,666	(14,612)	(21,012)
Loss from continuing operations	$(432,099)	$(923,775)	$(1,283,927)
Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$2,311,275	$1,503,539	$807,736	54%
Hospitality Solutions	254,620	202,628	51,992	26%
Total segment revenue	2,565,895	1,706,167	859,728	50%
Eliminations	(28,880)	(17,292)	(11,588)	67%
Total revenue	$2,537,015	$1,688,875	$848,140	50%
Travel Solutions—Revenue increased $808 million, or 54%, for the year ended December 31, 2022 compared to the prior year, primarily due to:
•a $721 million, or 80%, increase in distribution revenue, which was primarily due to a 46% increase in Direct Billable Bookings to 302 million primarily as a result of continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•an $87 million, or 14%, increase in IT solutions revenue consisting of a $114 million, or 52% increase in reservation revenue primarily due to a 50% increase in Passengers Boarded to 637 million as a result of the continued recovery trends from the COVID-19 pandemic, $24 million of previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances associated with a Russian carrier, a $15 million increase due to the recognition of termination fees on a carrier in the process of de-migrating from our systems, which will not repeat throughout 2023 and the recognition of $3 million in previously deferred revenue from a customer that entered liquidation. See Note 2. Revenue from Contracts with Customers. These increases were partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes and a $4 million reduction associated with a Russian carrier. Additionally, commercial and operations revenue decreased $27 million due to a $69 million decline as a result of the sale of our AirCentre portfolio on February 28, 2022, partially offset by a $31 million increase in other product revenue and a $10 million increase due to the aforementioned termination fees on the carrier that is de-migrating.
Hospitality Solutions—Revenue increased $52 million, or 26%, for the year ended December 31, 2022 compared to the prior year. The increase was primarily driven by a $48 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 21% to 111 million, as a result of continued recovery from the COVID-19 pandemic, and a $4 million increase in DX revenue.
Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$894,556	$564,137	$330,419	59%
Hospitality Solutions	126,543	96,487	30,056	31%
Eliminations	(28,880)	(17,292)	(11,588)	67%
Total segment cost of revenue, excluding technology costs	992,219	643,332	348,887	54%
Corporate	8,624	8,363	261	3%
Depreciation and amortization	39,976	39,756	220	1%
Total cost of revenue, excluding technology costs	$1,040,819	$691,451	$349,368	51%

Travel Solutions—Cost of revenue, excluding technology costs, increased $330 million, or 59%, for the year ended December 31, 2022 compared to the prior year. The increase was primarily driven by a $337 million increase in incentive consideration due to higher transaction volume as well as an increase in rates given the continued recovery from the COVID-19 pandemic. This increase was partially offset by a decrease in labor and professional services costs resulting from the sale of AirCentre and other labor related expenses.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $30 million, or 31%, for the year ended December 31, 2022 compared to the prior year primarily due to costs associated with increased transaction volumes.
Technology Costs

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$910,219	$876,499	$33,720	4%
Hospitality Solutions	122,476	96,059	26,417	28%
Corporate	63,402	80,275	(16,873)	(21)%
Total technology costs	$1,096,097	$1,052,833	$43,264	4%

Travel Solutions—Technology costs increased $34 million, or 4%, for the year ended December 31, 2022 compared to the prior year. The increase was due to a $59 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $30 million to support our technology transformation initiatives, and other ongoing business expenses increased by $2 million. We have incurred a significant amount of incremental technology costs in 2022 over the prior year as a result of our technology transformation. These increases were partially offset by a decrease in depreciation and amortization of $57 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as a reduction due to the sale of our AirCentre portfolio. We expect decreases in depreciation and amortization to continue due to these factors.
Hospitality Solutions—Technology costs increased $26 million, or 28%, for the year ended December 31, 2022 compared to the prior year due to a $16 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud, and a $14 million increase in labor and professional services costs. These increases were partially offset by a $3 million decrease in depreciation and amortization primarily driven by a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software. The migration to the cloud for SynXis is expected to result in higher cloud-based transaction costs for Hospitality Solutions whereas historically it incurred data center operating costs and incurred hardware and infrastructure costs, which were capitalized, and became fully depreciated in prior periods.
Corporate—Technology costs decreased $17 million, or 21%, for the year ended December 31, 2022 compared to the prior year primarily due to a $10 million decrease in depreciation and amortization associated with a reduction in intangible amortization as a result of the completion of amortization of technology assets from prior acquisitions, and a $7 million decrease in labor and professional services costs.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Travel Solutions	$260,318	$253,438	$6,880	3%
Hospitality Solutions	52,116	45,495	6,621	15%
Corporate	348,725	311,145	37,580	12%
Total selling, general and administrative expenses	$661,159	$610,078	$51,081	8%
Travel Solutions—Selling, general and administrative expenses increased $7 million, or 3%, for the year ended December 31, 2022 compared to the prior year. The increase was driven by a $9 million increase in the provision for expected credit losses due to the unfavorable comparison to a provision reversal in the prior year as the economy began to recover and payment experience began to improve and a $4 million increase due to continued investment in our internal business systems. These increases were partially offset by a $5 million decrease in depreciation and amortization and a $2 million decrease in labor and professional services costs.
Hospitality Solutions—Selling, general and administrative expenses increased $7 million, or 15%, for the year ended December 31, 2022 compared to the prior year primarily due to a $7 million increase in labor and professional services costs related to our business strategy to support the long-term growth of the business and a $2 million increase in technology costs related to internal investments in business systems. This increase was partially offset by a $2 million decrease in the provision for expected credit losses due to an improvement in our expected credit losses in the current year as a result of the continued recovery from the COVID-19 pandemic, and lower depreciation and amortization.

Corporate—Selling, general and administrative expenses increased $38 million, or 12%, for the year ended December 31, 2022 compared to the prior year. This increase was driven by a $19 million increase consisting of $7 million related to labor and professional services and $12 million related to our business structure and strategy to support the long-term growth of the business, a $15 million increase due to litigation reserves, an $8 million increase in risk and security costs, a $7 million increase in transaction tax expense, a $5 million increase related to an impairment associated with an IT Solutions customer located in Russia, a $5 million increase for restructuring costs and the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and an $6 million increase in other ongoing business expenses. These increases were partially offset by a $29 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.
Interest expense, net

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$295,231	$257,818	$37,413	15%
Interest expense increased $37 million, or 15%, for the year ended December 31, 2022 compared to the same period in the prior year primarily due to higher interest rates on our term loans. This increase was partially offset by the impact of our interest rate swaps. See Note 8. Debt for further details these debt transactions and Note 9. Derivatives for further details regarding our interest rate swaps.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $4 million during the year ended December 31, 2022 as a result of the refinancings that occurred in 2022 and a loss on extinguishment of debt of $13 million during the year ended December 31, 2021 as a result of the refinancing that occurred in 2021. See Note 8. Debt for further details regarding these debt transactions.
Other, net

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$(136,645)	$1,748	$(138,393)	(7,917)%

Other, net increased $138 million for the year ended December 31, 2022 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million partially offset by a fair value loss of $26 million on our GBT investment and a $15 million gain on sale of investment recorded in the first quarter of 2021. See Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale and Note 10. Fair Value Measurements for further details regarding the GBT investment.
Provision (benefit) for Income Taxes

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$8,666	$(14,612)	$23,278	(159)%
Our effective tax rate for the year ended December 31, 2022 and 2021 was less than 1% and 2%, respectively. The effective tax rate for the year ended December 31, 2022, as compared to the same period in 2021 decreased primarily due to non-deductible goodwill related to the disposition of AirCentre.
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
Travel Solutions—Revenue increased $327 million, or 28%, for the year ended December 31, 2021 compared to the prior year, primarily due to:
• a $319 million, or 55%, increase in distribution revenue, which was primarily due to a 66% increase in Direct Billable Bookings to 207 million. This increase consists of a $243 million decrease in primarily transaction-based revenue during the first quarter of 2021, offset by a $562 million increase during the remainder of the year. These year-over- year changes are due to the significant impact of the COVID-19 pandemic on our revenue beginning in the latter portion of the first quarter of 2020, which included significant cancellations beyond original estimates of approximately $100 million in the second quarter of 2020. During 2021 we experienced a gradual recovery in volumes, offset by an unfavorable regional rate mix driven by growth in North America bookings, resulting in the overall increase in revenue for the year ended December 31, 2021 compared to the prior year. Additionally, our revenue and volumes in the last two quarters of 2021 were impacted by a certain OTA shifting a significant portion of its North America volumes to a competitor. This shift diluted our volume growth at a rate that is lower than our average rate due to the nature of these bookings as leisure; and
•an $8 million, or 1%, increase in IT solutions revenue consisting of a $39 million, or 22% increase in reservation revenue primarily due to a 31% increase in Passengers Boarded to 424 million as a result of the gradual recovery from the COVID-19 pandemic, partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes. Commercial and operations revenue decreased $32 million primarily due to the continued impact of the COVID-19 pandemic on our customer base of $20 million, certain product divestitures of $8 million, and lower license fee revenue from new implementations recognized upon delivery to the customer of $11 million, partly offset by improved professional services revenue of $7 million. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
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
Interest expense increased $32 million, or 14%, for the year ended December 31, 2021 compared to the same period in the prior year primarily due to additional borrowings under the 9.250% senior secured notes due 2025 and the 4.000% senior exchangeable notes due 2025 (the "Exchangeable Notes") entered into during the second quarter of 2020, and the 7.375% senior secured notes due 2025 entered into in the third quarter of 2020. See Note 8. Debt for further details these debt transactions.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $13 million during the year ended December 31, 2021 as a result of the refinancing that occurred in the third quarter of 2021 (the "2021 Refinancing") and a loss on extinguishment of debt of $22 million in 2020 as a result of the refinancing that occurred in the third quarter of 2020 (the "2020 Refinancing"). See Note 8. Debt for further details these debt transactions.

Other, net

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
Other, net	$1,748	$66,961	$(65,213)	(97)%
Other, net decreased $65 million for the year ended December 31, 2021 compared to the same period in the prior year primarily due to a $46 million charge related to the termination payments in connection with the now-terminated acquisition of Farelogix recorded in the first quarter of 2020, a $15 million gain on sale in investment recorded in the first quarter of 2021 and a reduction of pension related expense of $17 million compared to the same period in 2020. These decreases were partially offset by a $10 million gain resulting from the sale of our headquarters buildings in the fourth quarter of 2020, as well as realized and unrealized foreign currency exchange fluctuations during the year ended December 31, 2021.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(14,612)	$(21,012)	$6,400	(30)%
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
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of December 31, 2022 and 2021, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$794,888	$978,352
Available under the bilateral letter of credit facility	8,473	10,018
Outstanding letters of credit under the bilateral letter of credit facility	11,527	9,982
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2022 and 2021. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of December 31, 2022 and 2021.
Liquidity Outlook
The ongoing effects of COVID-19 on our operations and global bookings have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. Given the uncertainties surrounding the duration and effects of COVID-19, on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. Given the magnitude of travel decline, the uncertain economic environment and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary.

As previously disclosed, we responded to the impact of COVID-19 on our business with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), borrowing under our Revolver, and completing debt and equity offerings. Additionally, given the market conditions resulting from COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. In 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements. In 2022, we further refinanced and extended the maturity on other portions of our debt, which were also impacted by increasing interest rates. We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery from the COVID-19 pandemic. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2023 free cash flow to be positive. This expectation is based on industry projections regarding anticipated recovery levels in air travel and could change. See “—Risk Factors" for further details.
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
On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, equity method investments, refinancing our existing debt or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings.
While the COVID-19 pandemic has had an adverse impact on our business, we recognized federal taxable income in 2022 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deductions and the annual use of Net Operating Loss (“NOL”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2023, and we also expect to benefit from the usage of NOLs in 2023 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2023.
Our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2022, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2022 and have not provided deferred taxes on any outside basis differences.
Contractual Obligations
Our material cash requirements consist of the following contractual obligations, excluding pension obligations. See Note 15. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements. We had no off balance sheet arrangements during the years ended December 31, 2022, 2021 and 2020.
Debt
Our debt obligation includes all interest and principal of borrowings under our senior secured credit facilities, senior secured notes due 2025 and 2027 and senior exchangeable notes due 2025. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which is not reflected in the amount disclosed below. Interest on the term loan is based on the LIBOR or SOFR rate plus a base margin and includes the effect of interest rate swaps. See Note 8. Debt, to our consolidated financial statements. As of December 31, 2022, we had a total debt obligation, including interest, of $6.5 billion, with $450 million due within the next 12 months. For purposes of this disclosure, we have used projected LIBOR/SOFR rates for all future periods.

Lease obligations
We lease approximately 700 thousand square feet of office space in 59 locations in 42 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 36 leases. We have 2 purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See Note 11. Leases, to our consolidated financial statements. As of December 31, 2022, we had total lease obligation of $114 million, with $19 million due within the next 12 months.
IT agreements
Certain agreements with technology providers, including for the provision of outsourcing services for our IT infrastructure and applications and the provision of certain cloud-based services, include minimum amounts due for the provision of those services. Contractual minimums are annual in some instances and span multiple years in other contracts. As of December 31, 2022, we had total IT agreement obligations of $2.4 billion, with $267 million due within the next 12 months. Actual payments may vary significantly from the minimum amounts calculated and include our estimated spend for those contracts with committed spend covering multiple years.
Purchase obligations
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2022. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2022, we had a total purchase obligation of $443 million, with $343 million due within the next 12 months.
Letters of credit
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders and backed by cash collateral, which we primarily issue in the normal course of business. There were no claims made against any standby letters of credit during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, we had a total obligation of $12 million, with $6 million due within the next 12 months.
Unrecognized tax benefits
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. As of December 31, 2022, we had a total obligation of $97 million, with $21 million due within the next 12 months.
Capital Resources
As of December 31, 2022, our outstanding debt totaled $4.7 billion, which is net of debt issuance costs and unamortized discounts. Currently approximately 29% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2022 in response to the conflict in Ukraine, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We expect to further refinance portions of our debt in 2023 and 2024 which, at current interest rates, would negatively impact our interest expense. In addition, as a result of the judgment in our antitrust litigation with US Airways, we may be required as early as 2024 to pay US Airways' reasonable attorneys' fees and costs. See Note 16. Commitments and Contingencies, to our consolidated financial statements. Depending on the amount of attorneys' fees and costs, if any, that might be awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured.
Our continued access to capital resources depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. These external events could lead to further market disruption and potential increases to our funding costs. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any such additional indebtedness (other than the securitization transaction on our accounts receivable balances described below), to the extent issued in the future, would likely be unsecured. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see "Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available."
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of December 31, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement. In February 2023, we entered into a securitization transaction on our accounts receivable balances which is expected to provide a minimum of approximately $100 million in additional funding.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2021, we were not required to make an excess cash flow payment in 2022, and no excess cash flow payment is expected to be required in 2023 with respect to our results for the year ended December 31, 2022.
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of December 31, 2022, we have reinvested $250 million of the proceeds from the disposition of AirCentre. Additional reinvestments are expected prior to May of 2023. To the extent not considered reinvested into the business, any remaining proceeds from the disposition of AirCentre, net of taxes, will be used to pay down the term loans.
As of December 31, 2022, we had outstanding approximately $1.0 billion of variable debt that is indexed to LIBOR consisting of 2021 Term Loan B-1 for $397 million and 2021 Term Loan B-2 for $630 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for 2021 Term Loan B-1 and 2021 Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans. In March and August 2022, we entered into the March 2022 Refinancing and August 2022 Refinancing, respectively, which extended the maturity and replaced LIBOR with Term SOFR on a portion of our Term Loan B facility. In December 2022, we used the proceeds of the December 2027 Notes (as defined below) issuance to redeem the remaining principal balance on the Term Loan B Facility.
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
On December 6, 2022, Sabre GLBL entered into a new debt agreement consisting of $555 million aggregate principal amount of 11.250% senior secured notes due 2027 (the “December 2027 Notes”). See Note 8. Debt, to our consolidated financial statements for further information.
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
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $21 million of accrued preferred stock dividends in our consolidated results of operations for the year ended December 31, 2022. During the year ended December 31, 2022, we paid cash dividends on our preferred stock of $21 million. On February 1, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2023 to holders of record of the Preferred Stock on February 15, 2023. Subject to certain exceptions, so long as any share of Preferred Stock remains outstanding, no dividends or distributions will be declared or paid on shares of the Company’s common stock or any other class or series of stock ranking junior to the Preferred Stock, and no common stock or any other class or series stock ranking junior to the Preferred Stock will be purchased, redeemed or otherwise acquired for value by the Company or any of its subsidiaries unless, in each case, all accumulated and unpaid dividends for all prior completed dividend periods, if any, have been paid in full. In addition, if (i) less than all accumulated and unpaid dividends on the outstanding Preferred Stock have been declared and paid as of any dividend payment date or (ii) the board of directors declares a dividend on the Preferred Stock that is less than the total amount of unpaid dividends on the outstanding preferred stock that would accumulate to, but excluding, any dividend payment date, no dividends may be declared or paid on any parity stock, unless dividends are declared on the shares of Preferred Stock on a pro rata basis. If accumulated dividends on the outstanding Preferred Stock have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, then, subject to the other provisions of the Preferred Stock, the authorized number of the Company’s directors will automatically increase by two and the holders of the Preferred Stock, voting together as a single class with the holders of each class or series of voting parity stock, if any, will have the right to elect two directors to fill such two new directorships at the Company’s next annual meeting of stockholders (or, if earlier, at a special meeting of the Company’s stockholders called for such purpose).
During the year ended December 31, 2022, we did not pay cash dividends on our common stock. As a result of the significant adverse impact of the COVID-19 pandemic on our financial results and liquidity, on March 16, 2020, we announced the suspension of the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment. Future cash dividends, if any, will be at the discretion of our board of directors and the amount of cash dividends per share will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, number of shares of common stock outstanding and other factors the board of directors may deem relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the year ended December 31, 2022, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of December 31, 2022.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "March 2022 Refinancing"). We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the nine months ended September 30, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 1.01 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On December 6, 2022, we used the proceeds of the December 2027 Notes issuance to redeem the remaining principal balance on the Term Loan B of $536 million, plus $1 million of accrued interest (the “December 2022 Refinancing”). We recognized a loss on extinguishment of debt of $1 million during the year ended December 31, 2022 in connection the December 2022 Refinancing, which consisted of the write-off of unamortized debt issuance costs and discount of $1 million.

Applicable margins for the 2021 Term Loan B-1 and 2021 Term Loan B-2 are 3.50% per annum for Eurocurrency rate loans and 2.50% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Eurocurrency rate, and 1.50% for the base rate, respectively. Applicable margins for the 2022 Term Loan B-1 are 4.25% per annum for Term SOFR loans and 3.25% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Term SOFR rate, and 1.50% for the base rate, respectively, and a credit spread adjustment factor of 0.10%. Applicable margins for the 2022 Term Loan B-2 are 5.00% per annum for Term SOFR loans and 4.00% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Term SOFR rate, and 1.50% for the base rate, respectively, and a credit spread adjustment factor of 0.10%.
Cash Flows
Operating Activities
Cash used in operating activities totaled $276 million for the year ended December 31, 2022. The $138 million increase in operating cash flow from 2021 was primarily due to an improvement in our results of operations as a result of the gradual global recovery from the COVID-19 pandemic during 2022, partially offset by payments of $67 million to our employees under performance-based bonus plans that did not occur in the prior year and an increase in interest payments of $39 million related to our term loans.
Cash used in operating activities totaled $415 million for the year ended December 31, 2021. The $356 million increase in operating cash flow from 2020 was primarily due to an improvement in our results of operations as a result of the gradual global recovery from the COVID-19 pandemic during 2021, acquisition termination fees of $21 million paid in the first quarter of 2020 in connection with the now-terminated agreement to acquire Farelogix, a reduction in severance payments of $34 million related to restructuring activities initiated in 2020, and a $21 million reduction in upfront incentive consideration payments. This increase in operating cash flow was partially offset by additional interest payments of $61 million resulting from debt refinancing activities during 2020.
Investing Activities
For the year ended December 31, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $69 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million for the investment in GBT, and $69 million for Conferma and other acquisitions.
For the year ended December 31, 2021, we received proceeds of $25 million from the sale of certain investments and assets, offset by $54 million of cash used on capital expenditures primarily related to software developed for internal use.
Financing Activities
For the year ended December 31, 2022, we used $75 million for financing activities. Significant highlights of our financing activities included:
•proceeds of $624 million, $650 million, and $545 million from the issuance of the 2022 Term Loan B-1 Facility, the 2022 Term Loan B-2 Facility and the December 2027 Notes;
•payment of $1.8 billion on Term Loan B;
•payment of $17 million on 2021 Term B-1 Facility, 2021 Term B-2 Facility, 2022 Term Loan B-1 Facility and 2022 Term Loan B-2 Facility;
•payment of $33 million in debt discount and issuance costs;
•payment of $21 million in dividends on our preferred stock; and
•net payments of $16 million from the settlement of employee stock-option awards.
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
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with customers of our Travel Solutions business may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time. These multiple performance obligation arrangements involve judgments, including estimating the selling prices of goods and services, estimating the total contract consideration and allocating amounts to each distinct performance obligation, forecasting future volumes and estimating total costs and costs to complete a project.
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
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes such as those that have occurred in 2021. For the year ended December 31, 2022, we did not impair any of these assets as a result of the related contracts becoming uncollectable, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Air Booking Cancellation Reserve
Transaction revenue for airline travel reservations is recognized by Travel Solutions at the time of the booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on the historical and expected level of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation rates could vary materially, with a corresponding variation in revenue net of estimated future cancellations. Factors that could have a significant effect on our estimates include global security issues, epidemics or pandemics (such as that experienced in the current year as a result of COVID-19), natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents. Our cancellation reserve is sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. The air booking cancellation reserve was $11 million as of December 31, 2022. If international cancellations increased by 10% on the same estimated base of cancelled bookings, the reserve as of December 31, 2022 would increase by less than $1 million. If total bookings expected to cancel increased by 10%, the reserve as of December 31, 2022 would increase by $1 million.
Allowance for Credit Losses
We determine the allowance for credit losses at the portfolio segment level by assessing the risks and losses inherent in our receivables related to each segment. Historical loss data provides the basis for estimating expected credit losses. This data is then adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts. Additionally, we utilize global GDP growth rates as the primary metric in forecasting the current expected credit loss ("CECL") forecast reserve on a quarterly basis. As of December 31, 2022, the five-year forward-looking growth rate approximates the data over the past 30 years and therefore no CECL forecast reserve was recorded.
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
Given the uncertainties surrounding the duration and effects of COVID-19, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual collections may vary from our estimates, resulting in a material impact to our results of operations. See 7. Credit Losses, to our consolidated financial statements for further considerations involved in the development of this estimate.
Goodwill and Long-Lived Assets
We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. As a result of the Strategic Realignment, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. Additionally, as a result of the Conferma acquisition in August 2022, the related goodwill and intangible asset balances were combined into the Travel Solutions reporting unit. There was no change to our historical Hospitality Solutions reporting unit.

We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. Our qualitative assessments consider the most recent information from the International Air Transport Association ("IATA") about its base-case scenario of global passenger traffic returning to pre-COVID-19 levels, which we believe to be a key assumption. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of the reporting units. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. As of December 31, 2022, based on a qualitative review of Goodwill, it is more likely than not that fair value exceeds carrying value; therefore, we deemed it reasonable not to perform a quantitative impairment analysis. We did not record any goodwill impairment charges for the years ended December 31, 2022, 2021 and 2020.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. As part of this disposition, we allocated goodwill of $153 million from the Travel Solutions reporting unit to assets held for sale as of December 31, 2021 based on relative fair value. In February 2022, we completed the sale and performed a final allocation of goodwill to this portfolio of $146 million. The determination of fair value of both the Travel Solutions reporting unit and the AirCentre business requires us to make judgements and estimates including cash flow projections and assumptions related to the value of this portfolio in the principal market. We evaluated goodwill for impairment both prior and subsequent to allocation to the held for sale assets and the final disposition. We did not record any goodwill impairment charges as a result of this evaluation for the year ended December 31, 2022.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We also evaluate the need for additional impairment disclosures based on our Level 3 inputs. For fair value measurements categorized within Level 3 of the fair value hierarchy, we disclose the valuation processes used by the reporting entity. We did not record material intangible asset impairment charges for the years ended December 31, 2022, 2021 and 2020.
Capitalized Implementation Costs
Capitalized implementation costs represent upfront costs to implement new customer contracts under our SaaS and hosted revenue model. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as the impact of COVID-19 on a particular customer, a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. In recent years, we considered current estimates of recovery from the COVID-19 pandemic to 2019 levels, which we believe to be a key assumption in our assessment of recoverability. We record an impairment charge for the portion of the asset considered unrecoverable in the period identified, while considering the uncertainties associated with these types of contracts and judgments made in estimating revenue and direct costs. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes such as those that have occurred in 2021 and 2020. For the year ended December 31, 2022 and 2021, we recorded immaterial impairments associated with unrecoverable amounts in capitalized implementation costs.
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
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $367 million and $26 million, respectively as of December 31, 2022. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $91 million as of December 31, 2022. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2022 and 2021, we had a liability, including interest and penalty, of $97 million and $110 million, respectively, for unrecognized tax benefits, of which $88 million and $98 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
Interest Rate Risk
As of December 31, 2022, our exposure to interest rates relates primarily to our interest rate swaps and our senior secured credit facilities. Offsetting some of this exposure is interest income received from our time deposits and money market funds. The objectives of our investment in time deposits and money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2022, the impact to our interest income from these investments would not be material. This amount was determined by applying the hypothetical interest rate change to our average time deposits and money market funds invested.
In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B for the year 2020. In 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $450 million and $600 million of the floating-rate Term Loan B related to the years 2020 and 2021, respectively. In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. We designated these swaps as cash flow hedges.
Interest rate swaps matured during the years ended December 31, 2022, 2021 and 2020 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(4)	June 30, 2022	December 31, 2023
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
(1)Subject to a 0.5% floor
(2) Subject to a 0% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
Since outstanding balances under our senior secured credit facilities incur interest at rates based on LIBOR and/or SOFR, subject to an applicable floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was an asset of $5 million as of December 31, 2022. We did not have any assets or liabilities from interest rate swaps for the year ended December 31, 2021.
As of December 31, 2022, we had outstanding approximately $1.0 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of 2021 Term Loan B-1 for $397 million and 2021 Term Loan B-2 for $630 million. These term loans included hard-wired fallback language, as published by the Alternative Reference Rates Committee, that will replace LIBOR with Term SOFR plus specified credit spread adjustments when LIBOR ceases to be published in June 2023 or such sooner date on which we may opt in. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facilities" for the estimated impacts of this change, which we do not expect to be material.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2022, foreign currency operations included $169 million of revenue and $517 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2021, foreign currency operations included $158 million of revenue and $446 million of operating expenses, representing approximately 9% and 19% of our total revenue and operating expenses, respectively. During the year ended December 31, 2020, foreign currency operations included $98 million of revenue and $373 million of operating expenses, representing approximately 7% and 16% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 5% of our operating expenses for each of the years ended December 31, 2022 and 2021. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. To reduce the impact of this earnings volatility, we have historically hedged a portion of our foreign currency exposure in our operating expenses by entering into foreign currency forward contracts on several of our largest exposures, including the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, the Singaporean Dollar, and the Swedish Krona. Additionally, approximately 34% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
Our forward contracts represent obligations to purchase foreign currencies at a predetermined exchange rate to fund a portion of our expenses that are denominated in foreign currencies. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. As a result, as of December 31, 2022, we have no unsettled forward contracts and have not entered into any foreign currency forward contracts for 2022.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive loss and is included in stockholders’ (deficit) equity. We recognized net translation gains in other comprehensive income (loss) of $1 million and $7 million for the years ended December 31, 2022 and 2021, respectively, and net translation losses of $8 million for the year ended December 31, 2020.

Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2022 and 2021, approximately $222 million, or 83%, and $166 million, or 80%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through clearing houses, such as the Airline Clearing House (“ACH”).
As of December 31, 2022, 2021 and 2020, approximately 48%, 53%, and 52%, respectively, of our air customers make payments through the ACH which accounts for approximately 82%, 82% and 63%, respectively, of transaction revenue related to air customers. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
Inflation
Competitive market conditions and the general economic environment have minimized inflation’s impact on our results of operations in recent periods. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
The global capital markets experienced periods of volatility throughout 2022, partially due to increases in the rate of inflation. During 2022, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We expect to further refinance portions of our debt in 2023 and 2024 which, at current interest rates, would negatively impact our interest expense. These events could lead to further market disruption and potential increases to our funding costs. Currently approximately 29% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations.
An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Technology transformation and investments in modernizing our architecture” and “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $689 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation. Contracts with variable consideration may require forecasts over the term of the contract to determine the appropriate rate used to recognize revenue.

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

Our audit procedures included, among others, testing management’s identification of the distinct performance obligations based on terms in the contracts and the Company’s policies. Our procedures also included testing the judgments and estimates used to determine the rate to recognize revenue based on the contractual minimums, tiered pricing and other discounts, and current economic conditions. To test the calculation of the amount of consideration allocated to each distinct performance obligation, we performed procedures to test management’s judgments and assumptions related to the allocation of consideration to each distinct performance obligation. Our procedures included an evaluation of the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculation of revenue recognized. We have also evaluated the adequacy of the Company’s IT Solutions revenue disclosures included in Note 2 in relation to these revenue recognition matters.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 6 of the financial statements, the Company operates in the United States and multiple international jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge income tax positions on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2022, the Company accrued liabilities of $97 million for uncertain tax positions, including penalties and interest.

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

Among other procedures performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant information, local income tax laws, and legal rulings. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 6 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2023

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,537,015	$1,688,875	$1,334,100
Cost of revenue, excluding technology costs	1,040,819	691,451	579,010
Technology costs	1,096,097	1,052,833	1,156,723
Selling, general and administrative	661,159	610,078	586,406
Operating loss	(261,060)	(665,487)	(988,039)
Other expense:
Interest expense, net	(295,231)	(257,818)	(225,785)
Loss on extinguishment of debt	(4,473)	(13,070)	(21,626)
Equity method income (loss)	686	(264)	(2,528)
Other, net	136,645	(1,748)	(66,961)
Total other expense, net	(162,373)	(272,900)	(316,900)
Loss from continuing operations before income taxes	(423,433)	(938,387)	(1,304,939)
Provision (benefit) for income taxes	8,666	(14,612)	(21,012)
Loss from continuing operations	(432,099)	(923,775)	(1,283,927)
(Loss) income from discontinued operations, net of tax	(679)	(2,532)	2,788
Net loss	(432,778)	(926,307)	(1,281,139)
Net income attributable to noncontrolling interests	2,670	2,162	1,200
Net (loss) income attributable to Sabre Corporation	(435,448)	(928,469)	(1,282,339)
Preferred stock dividends	21,385	21,602	7,659
Net loss attributable to common stockholders	$(456,833)	$(950,071)	$(1,289,998)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(1.40)	$(2.95)	$(4.46)
(Loss) income from discontinued operations	—	(0.01)	0.01
Net loss per common share	$(1.40)	$(2.96)	$(4.45)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(1.40)	$(2.95)	$(4.46)
(Loss) income from discontinued operations	—	(0.01)	0.01
Net loss per common share	$(1.40)	$(2.96)	$(4.45)
Weighted-average common shares outstanding:
Basic	326,742	320,922	289,855
Diluted	326,742	320,922	289,855

Dividend per common share	$—	$—	$0.14
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(432,778)	$(926,307)	$(1,281,139)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	(1,024)	(7,223)	7,698
Retirement-related benefit plans:
Net actuarial (loss) gain, net of taxes of $(490), $(517) and $3,447	(136)	36,742	(11,778)
Pension settlement, net of taxes of $(691), $—, $(4,066)	6,016	7,529	14,005
Amortization of prior service credits, net of taxes of $96, $— and $321	(1,337)	(1,432)	(1,111)
Amortization of actuarial losses, net of taxes of $—, $— and $(1,934)	6,484	7,985	6,677
Net change in retirement-related benefit plans, net of tax	11,027	50,824	7,793
Derivatives:
Unrealized gains (losses), net of taxes of $(406), $26 and $5,571	5,658	(134)	(20,521)
Reclassification adjustment for realized (gains) losses, net of taxes of $78, $(3,670) and $(4,959)	(1,082)	12,805	17,890
Net change in derivatives, net of tax	4,576	12,671	(2,631)
Share of other comprehensive (loss) income of equity method investments	(23)	(602)	489
Other comprehensive income	14,556	55,670	13,349
Comprehensive loss	(418,222)	(870,637)	(1,267,790)
Less: Comprehensive income attributable to noncontrolling interests	(2,670)	(2,162)	(1,200)
Comprehensive loss attributable to Sabre Corporation	$(420,892)	$(872,799)	$(1,268,990)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$794,888	$978,352
Restricted cash	21,035	21,039
Accounts receivable, net	353,587	259,934
Prepaid expenses and other current assets	191,979	121,591
Current assets held for sale	—	21,358
Total current assets	1,361,489	1,402,274
Property and equipment, net of accumulated depreciation	229,419	249,812
Equity method investments	22,401	22,671
Goodwill	2,542,087	2,470,206
Acquired customer relationships, net of accumulated amortization	238,756	257,362
Other intangible assets, net of accumulated amortization	171,498	183,321
Deferred income taxes	38,892	27,056
Other assets, net	358,333	475,424
Long-term assets held for sale	—	203,204
Total assets	$4,962,875	$5,291,330

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$171,068	$122,934
Accrued compensation and related benefits	122,022	135,974
Accrued subscriber incentives	218,761	137,448
Deferred revenues	66,503	81,061
Other accrued liabilities	213,737	188,706
Current portion of debt	23,480	29,290
Current liabilities held for sale	—	21,092
Total current liabilities	815,571	716,505
Deferred income taxes	38,629	38,344
Other noncurrent liabilities	264,411	297,037
Long-term debt	4,717,091	4,723,685
Long-term liabilities held for sale	—	15,476
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.01 par value, 225,000 authorized, 3,290 shares issued and outstanding as of December 31, 2022 and 2021; aggregate liquidation value of $329,000 as of December 31, 2022 and 2021	33	33
Common stock: $0.01 par value; 1,000,000 authorized shares; 353,436 and 346,430 shares issued, 328,542 and 323,501 shares outstanding at December 31, 2022 and 2021, respectively	3,534	3,464
Additional paid-in capital	3,198,580	3,115,719
Treasury stock, at cost, 24,895 and 22,930 shares at December 31, 2022 and 2021, respectively	(514,215)	(498,141)
Accumulated deficit	(3,506,528)	(3,049,695)
Accumulated other comprehensive loss	(65,731)	(80,287)
Noncontrolling interest	11,500	9,190
Total stockholders’ deficit	(872,827)	(499,717)
Total liabilities and stockholders’ deficit	$4,962,875	$5,291,330
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(432,778)	$(926,307)	$(1,281,139)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	184,633	262,185	363,743
Gain on sale of assets and investments	(180,081)	(14,532)	—
Stock-based compensation expense	82,872	120,892	69,946
Amortization of upfront incentive consideration	44,086	57,570	74,677
Loss on fair value of investment	26,000	—	—
Deferred income taxes	(17,306)	(27,515)	(27,333)
Amortization of debt discount and issuance costs	16,026	11,984	9,633
Pension settlement charge	6,707	7,529	18,071
Impairment and related charges	5,146	—	8,684
Debt modification costs	4,905	2,435	—
Loss on extinguishment of debt	4,473	13,070	21,626
Gain on loan converted to equity	(3,568)	—	—
Loss (income) from discontinued operations	679	2,532	(2,788)
Other	5,732	4,701	7,981
Provision for expected credit losses	(285)	(7,788)	65,710
Acquisition termination fee	—	—	24,811
Facilities-related charges	—	—	5,816
Changes in operating assets and liabilities:
Accounts and other receivables	(122,288)	(17,881)	204,970
Prepaid expenses and other current assets	(22,431)	5,837	(1,908)
Capitalized implementation costs	(12,577)	(19,027)	(17,301)
Upfront incentive consideration	(12,113)	(5,980)	(27,445)
Other assets	42,039	(1,838)	16,012
Accrued compensation and related benefits	(11,857)	51,652	(15,317)
Accounts payable and other accrued liabilities	131,034	70,346	(304,051)
Deferred revenue including upfront solution fees	(15,506)	(4,519)	15,357
Cash used in operating activities	(276,458)	(414,654)	(770,245)
Investing Activities
Proceeds from disposition of investments and assets	392,268	24,874	68,504
Purchase of investment in equity securities	(80,000)	—	—
Acquisitions, net of cash acquired	(68,797)	—	—
Additions to property and equipment	(69,494)	(54,302)	(65,420)
Other investing activities	—	—	(4,375)
Cash provided by (used in) investing activities	173,977	(29,428)	(1,291)
Financing Activities
Payments on borrowings from lenders	(1,822,661)	(1,061,050)	(1,533,597)
Proceeds of borrowings from lenders	1,818,581	1,070,380	2,982,000
Debt discount and issuance costs	(33,489)	(12,194)	(77,878)
Dividends paid on preferred stock	(21,385)	(21,629)	(5,850)
Net payment on the settlement of equity-based awards	(16,084)	(22,682)	(5,996)
Other financing activities	(332)	(843)	(8,324)
Payment for settlement of exchangeable notes	—	(2,540)	—
Proceeds from issuance of preferred stock, net	—	—	322,885
Proceeds from issuance of common stock, net	—	—	275,003
Payments on Tax Receivable Agreement	—	—	(71,958)
Cash dividends paid to common shareholders	—	—	(38,544)
Cash (used in) provided by financing activities	(75,370)	(50,558)	1,837,741
Cash Flows from Discontinued Operations
Cash used in operating activities	(3,259)	(3,498)	(2,932)
Cash used in discontinued operations	(3,259)	(3,498)	(2,932)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,358)	(2,136)	216
(Decrease) increase in cash, cash equivalents and restricted cash	(183,468)	(500,274)	1,063,489
Cash, cash equivalents and restricted cash at beginning of period	999,391	1,499,665	436,176
Cash, cash equivalents and restricted cash at end of period	$815,923	$999,391	$1,499,665
Cash payments for income taxes	$15,620	$14,659	$24,505
Cash payments for interest	$286,139	$246,933	$186,235
Capitalized interest	$2,232	$1,599	$2,508
Non-cash additions to property and equipment	$3,025	$2,678	$—
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	294,319,417	$2,943	$2,317,544	20,586,852	$(468,618)	$(763,482)	$(149,306)	$8,588	$947,669
Comprehensive loss	—	—	—	—	—	—	—	(1,282,339)	13,349	1,200	(1,267,790)
Common stock dividends	—	—	—	—	—	—	—	(38,544)	—	—	(38,544)
Issuance of preferred stock, net	3,340,000	33	—	—	322,852	—	—	—	—	—	322,885
Issuance of common stock, net	—	—	41,071,429	411	274,592	—	—	—	—	—	275,003
Preferred stock dividend(1)	—	—	—	—	—	—	—	(7,659)	—	—	(7,659)
Settlement of stock-based awards	—	—	3,271,114	33	143	778,375	(6,172)	—	—	—	(5,996)
Stock-based compensation expense	—	—	—	—	69,946	—	—	—	—	—	69,946
Dividends paid to non-controlling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2,760)	(2,760)
Adoption of New Accounting Standard	—	—	—	—	—	—	—	(7,600)	—	—	(7,600)
Balance at December 31, 2020	3,340,000	33	338,661,960	3,387	2,985,077	21,365,227	(474,790)	(2,099,624)	(135,957)	7,028	285,154
Comprehensive loss	—	—	—	—	—	—	—	(928,469)	55,670	2,162	(870,637)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(21,602)	—	—	(21,602)
Conversion from preferred stock to common stock	(50,000)	—	595,240	6	—	—	—	—	—	—	6
Settlement of stock-based awards	—	—	5,903,724	59	717	1,564,441	(23,351)	—	—	—	(22,575)
Stock-based compensation expense	—	—	—	—	120,892	—	—	—	—	—	120,892
Settlement of exchangeable notes	—	—	—	—	(780)	—	—	—	—	—	(780)
Issuance of common stock upon conversion of exchangeable notes			1,269,497	12	9,813						9,825
Balance at December 31, 2021	3,290,000	33	346,430,421	3,464	3,115,719	22,929,668	(498,141)	(3,049,695)	(80,287)	9,190	(499,717)
Comprehensive loss	—	—	—	—	—	—	—	(435,448)	14,556	2,670	(418,222)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(21,385)	—	—	(21,385)
Settlement of stock-based awards	—	—	7,006,082	70	(11)	1,965,330	(16,074)	—	—	—	(16,015)
Stock-based compensation expense	—	—	—	—	82,872	—	—	—	—	—	82,872
Other	—	—				—	—	—	—	(360)	(360)
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
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
Recent Events
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus, including variants ("COVID-19"), as well as by government directives that have been enacted to slow the spread of the virus. The COVID-19 pandemic has caused major shifts in the travel ecosystem resulting in the changing needs of our airline, hotel and agency customers. In 2020, we experienced significant decreases in transaction-based revenue in our Travel Solutions segment, including increased cancellation activity beyond what was initially estimated, as well as a reduction in SynXis Software and Services revenue in our Hospitality Solutions segment due to a decrease in transaction volumes as a result of the COVID-19 pandemic. As expected, this pandemic has continued to have a material impact to our consolidated financial results in 2021 and 2022. Despite the continued negative impacts of the COVID-19 pandemic on our business and global travel volumes, as COVID-19 vaccines have continued to be administered and travel restrictions have been relaxed, we have seen gradual improvement in our key volume metrics during the year ended December 31, 2022 and 2021. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to 2020 and 2021.
The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Our air booking cancellation reserve totaled $11 million and $18 million as of December 31, 2022 and 2021, respectively, as cancellation activity has continued to decline.
We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline, the uncertain economic environment and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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

The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies, that utilize significant estimates and assumptions include, among other things, estimation of the collectability of accounts receivable, estimation of future cancellations of bookings processed through the Sabre GDS, revenue recognition for Software-as-a-Service ("SaaS") arrangements, determination of the fair value of assets and liabilities acquired in a business combination, determination of the fair value of derivatives, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, assumptions utilized in the determination of pension and other postretirement benefit liabilities, the evaluation of the recoverability of capitalized implementation costs, assumptions utilized to evaluate the recoverability of deferred customer advance and discounts, estimation of loss contingencies, and evaluation of uncertainties surrounding the calculation of our tax assets and liabilities.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification ("ASC") 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts for GDS services and central reservation system (CRS) services for Hospitality Solutions have a single stand-ready series performance obligation. For Travel Solutions' IT Solutions revenue, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time.

Our significant product and services and methods of recognition are as follows:
Stand-ready series revenue recognition
We recognize revenue from usage-based fees for the use of the software which represents a stand-ready performance obligation. Variability in the usage-based fee that does not align with the value provided to the customer can result in a difference between billings to the customer and the timing of contract performance and revenue recognition, which may result in the recognition of a contract asset. This can result in a requirement to forecast expected usage-based fees and volumes over the contract term in order to determine the rate for revenue recognition. This variable consideration is constrained if there is an inability to reliably forecast this revenue or if future reversal is considered probable. Additionally, we may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates of the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained.
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
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets and deferred customer advances and discounts are reviewed for recoverability on a periodic basis based on a review of impairment indicators, future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the years ended December 31, 2022, 2021 and 2020, we did not impair any of these assets as a result of the related contract becoming uncollectible, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $10 million, $4 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash and Cash Equivalents
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Restricted Cash
Restricted cash primarily includes $21 million of cash collateral for standby letters of credit associated with guarantees related to our bilateral letter of credit facility issued in conjunction with the 2021 Refinancing (as defined below). See Note 8. Debt for additional information.
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
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically provide for credit losses against amounts due to reduce the recorded receivable to the amount we reasonably determine will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and adjusting for current customer-specific factors indicating financial instability and other macroeconomic factors that correlate with the expected collectability of our receivables.
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
We maintained an allowance for credit losses of approximately $39 million, $60 million and $98 million at December 31, 2022, 2021 and 2020, respectively. See Note 7. Credit Losses for further considerations involved in the development of this estimate.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems under authoritative guidance on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 5. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $90 million, $154 million and $248 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of software developed for internal use, included in depreciation and amortization, totaled $74 million, $132 million and $203 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, we capitalized $64 million, $39 million, and $41 million, respectively, related to software developed for internal use.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we recorded an impairment charge related to our Hospitality Solutions business of $5 million associated with software developed for internal use based on our analysis of the recoverability of such amounts. This impairment charge is recorded within technology costs in our consolidated statement of operations. Additionally, we recorded a $4 million impairment charge associated with leasehold improvements and furniture and fixtures of abandoned leased office space during the year ended December 31, 2020 which is recorded within selling, general, and administrative expenses in our consolidated statement of operations.
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
Business Divestitures
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2022, 2021 and 2020. See Note 4. Goodwill and Intangible Assets for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2022, 2021 and 2020. See Note 4. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in entities that we do not control but over which we exert significant influence. We periodically evaluate investments accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $22 million as of December 31, 2022 and $23 million as of December 31, 2021.
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
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 5. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $37 million, $35 million and $37 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We recognize liabilities when we determine a tax position is not more likely than not to be sustained upon examination by the tax authorities. We use significant judgment in determining whether a tax position's technical merits are more likely than not to be sustained and in measuring the amount of tax benefit that qualifies for recognition. For matters that are determined will more likely than not be sustained, we measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes. As the matters challenged by the taxing authorities are typically complex and open to subjective interpretation, their ultimate outcome may differ from the amounts recognized.
We recognize liabilities, if any, related to global low-taxed intangible income (“GILTI”) in the year in which the liability arises and not as a deferred tax liability.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2024. As of December 31, 2022, the options under this standard have not been applicable. We continue to monitor our contracts and transactions for potential application of this guidance.
In March 2022, the FASB issued updated guidance on derivatives and hedging which allows entities to apply fair value hedging to closed portfolios of prepayable financial assets without having to consider prepayment risk or credit risk when measuring the assets. The amendments allow multiple hedged layers to be designated for a single closed portfolio for financial assets or one or more beneficial interests secured by a portfolio of financial instruments. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. The standard is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard in the first quarter of 2022 and there was no impact to our consolidated financial statements as a result of the adoption.
In December 2021, the FASB issued guidance that requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606: Revenue from contracts with customers. We adopted this standard in the fourth quarter of 2021, which did not have a material impact on our consolidated financial statements.

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
In June 2016, the FASB issued updated guidance for the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under this updated standard, the current "incurred loss" approach is replaced with an "expected loss" model for instruments measured at amortized cost. We adopted this standard in the first quarter of 2020, resulting in a $10 million increase in the allowance for credit losses, partially offset by a $1 million decrease in deferred tax liabilities and a $1 million increase in accounts receivable with a corresponding increase of approximately $8 million in our opening retained deficit as of January 1, 2020. See Note 7. Credit Losses for more information on the impacts from adoption and ongoing considerations.
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
The following table presents our assets and liabilities with customers as of December 31, 2022 and December 31, 2021 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2022	December 31, 2021
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$55,473	$79,682
Trade and unbilled receivables, net	Accounts receivable, net	352,214	258,800
Long-term trade unbilled receivables, net	Other assets, net	16,129	23,709
Contract liabilities	Deferred revenues / other noncurrent liabilities	115,151	135,273
_______________________________
(1) Includes contract assets of $12 million and $11 million for December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, we recognized revenue of approximately $38 million from contract liabilities that existed as of January 1, 2022. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. During the year ended December 31, 2022, we recorded an impairment of $5 million on our unbilled receivables due to the expected impact of Russian legislation and related regulations enacted during the year on the future recoverability of these assets. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2022	2021	2020
Distribution	$1,622,545	$901,478	$582,115
IT Solutions(1)	688,730	602,061	594,579
Total Travel Solutions	2,311,275	1,503,539	1,176,694
SynXis Software and Service	227,301	178,940	156,749
Other	27,319	23,688	17,879
Total Hospitality Solutions	254,620	202,628	174,628
Eliminations	(28,880)	(17,292)	(17,222)
Total Sabre Revenue	$2,537,015	$1,688,875	$1,334,100
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $6 million and $22 million for the years ended December 31, 2022 and 2021, respectively.

We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2022, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is $27 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
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
We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Our cancellation reserve is sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. Our air booking cancellation reserve totaled $11 million and $18 million as of December 31, 2022 and 2021. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, on transaction volumes in the global travel industry, particularly air travel transaction volumes and future cancellation activity, we cannot provide assurance that the assumptions used in these estimates will be accurate and the impacts could be material on our cancellation reserves and results of operations.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment did not result in any material impairments for the years ended December 31, 2022 and 2021. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Contract acquisition costs:
Beginning balance	$22,309	$21,871
Additions	6,918	7,609
Amortization	(5,635)	(7,171)
Dispositions	(4,175)	—
Ending balance	$19,417	$22,309

Capitalized implementation costs:
Beginning balance	$109,762	$145,712
Additions	12,577	19,027
Amortization	(36,982)	(34,750)
Impairment	(518)	(1,315)
Dispositions	—	(19,169)
Other	(2,128)	257
Ending balance	$82,711	$109,762

3. Acquisitions and Dispositions
Conferma
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $62 million and the conversion of a pre-existing loan receivable into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which is recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date.
Preliminary Purchase Price Allocation
The purchase price allocation presented below is preliminary and based on available information as of the filing date of this Annual Report on Form 10-K. During the measurement period, which may be up to one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any subsequent adjustments are recorded to our consolidated statements of operations. A summary of the acquisition price and estimated fair values of assets acquired and liabilities assumed as if the measurement period adjustments were made as of the date of acquisition is as follows (in thousands):

Cash and cash equivalents(1)	$10,576
Other current and non-current assets(1)	6,663
Goodwill(1)	61,656
Intangible assets(1)	18,370
Current and non-current liabilities(1)	(13,595)
Total	83,670
Fair value of loan converted to equity in Conferma	(11,281)
Total acquisition price	$72,389
_______________________________
(1) Since the initial purchase price allocation, we recorded measurement period adjustments, which included: (i) an increase to cash and cash equivalents of $3 million; (ii) an increase of other current and non-current assets of $1 million; (iii) an increase to goodwill of $10 million; (iv) a decrease to intangible assets of $4 million; (v) an increase to current and non-current liabilities of $10 million.
In connection with this acquisition, we recognized a $4 million tax benefit during the year ended December 31, 2022 related to the release of valuation allowances on prior period net operating loss ("NOL") carryovers. This benefit is based on preliminary purchase accounting and subject to change based on the final valuation.
Under the purchase accounting method, the total purchase price was allocated to the net assets of Conferma based upon estimated fair values as of the acquisition date. The excess purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill, reflecting the growth potential of the business. The anticipated useful lives of the intangible assets acquired are 5 years for customer relationships, 7 years for developed technology and 8 years for the trade name.
The acquisition of Conferma did not have a material impact to our consolidated financial statements, and therefore pro forma information is not presented.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for net cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $34 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million), which includes an adjustment recorded in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale in Other, net in our consolidated statements of operations for the year ended December 31, 2022.
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
4. Goodwill and Intangible Assets
As a result of the 2020 strategic realignment discussed above, our historical Travel Network and Airline Solutions business segments have been combined into a new business segment, Travel Solutions. In connection with this reorganization, the historical Travel Network and Airline Solutions reporting units and their related goodwill were combined into a single Travel Solutions reporting unit, thereby requiring no reallocation of goodwill based on fair values. There was no change to our historical Hospitality Solutions reporting unit. Additionally, as a result of the Conferma acquisition in August 2022, the related goodwill and intangible asset balances were combined into the Travel Solutions reporting unit. We updated our goodwill assessment on a qualitative basis, for all reporting units as of December 31, 2022, and determined that our goodwill was not impaired for any reporting unit at this date.
Changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Travel Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2020	$2,476,201	$160,345	$2,636,546
Reclassified to assets held for sale	(152,742)	—	(152,742)
Adjustments(1)	(8,942)	(4,656)	(13,598)
Balance as of December 31, 2021	2,314,517	155,689	2,470,206
Additions and Adjustments(1)	67,447	4,434	71,881
Balance as of December 31, 2022	$2,381,964	$160,123	$2,542,087
________________________
(1)Includes allocated goodwill on divestitures as well as net foreign currency effects during the year.
The following table presents our intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,041,782	$(803,026)	$238,756	$1,028,841	$(771,479)	$257,362
Trademarks and brand names	334,390	(180,065)	154,325	333,537	(169,260)	164,277
Reacquired rights	113,500	(113,500)	—	113,500	(105,393)	8,107
Purchased technology	443,667	(426,493)	17,174	435,914	(426,306)	9,608
Acquired contracts, supplier and distributor agreements	37,600	(37,600)	—	37,600	(36,271)	1,329
Non-compete agreements	13,953	(13,953)	—	14,686	(14,686)	—
Total intangible assets	$1,984,892	$(1,574,637)	$410,255	$1,964,078	$(1,523,395)	$440,683
Amortization expense relating to intangible assets subject to amortization totaled $51 million, $64 million and $66 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2023	$39,734
2024	36,569
2025	34,031
2026	34,031
2027	33,217
2028 and thereafter	232,672
Total	$410,255

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid Expenses	$94,339	$71,162
Investment in securities(1)	54,303	—
Value added tax receivable	26,953	33,123
Other	16,384	17,306
Prepaid expenses and other current assets	$191,979	$121,591
______________________
(1) See Note 10. Fair Value Measurements for further detail.
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Buildings and leasehold improvements	$27,363	$38,792
Furniture, fixtures and equipment	33,216	35,675
Computer equipment	281,055	318,156
Software developed for internal use	1,827,000	1,769,840
Property and equipment	2,168,634	2,162,463
Accumulated depreciation and amortization	(1,939,215)	(1,912,651)
Property and equipment, net	$229,419	$249,812
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2022	2021
Capitalized implementation costs, net	$82,711	$109,762
Deferred upfront incentive consideration	67,476	84,099
Long-term contract assets and customer advances and discounts(1)	56,448	82,742
Right-of-Use asset(2)	85,238	99,587
Long-term trade unbilled receivables(1)	16,129	23,709
Other	50,331	75,525
Other assets, net	$358,333	$475,424
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers for additional information.
(2) Refer to Note 11. Leases for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Pension and other postretirement benefits	$83,078	$85,666
Deferred revenue	40,390	45,734
Lease liabilities(1)	68,068	79,368
Other	72,875	86,269
Other noncurrent liabilities	$264,411	$297,037
___________________________
(1) Refer to Note 11. Leases, for additional information.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2022	2021
Defined benefit pension and other postretirement benefit plans	$(73,746)	$(84,773)
Unrealized foreign currency translation gain	5,257	6,282
Unrealized gain on interest rate swaps	4,577	—
Share of other comprehensive loss of equity method investment	(1,819)	(1,796)
Total accumulated other comprehensive loss, net of tax	$(65,731)	$(80,287)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
6. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2022	2021	2020
Components of pre-tax loss:
Domestic	$(380,367)	$(738,394)	$(1,023,243)
Foreign	(43,066)	(199,993)	(281,696)
	$(423,433)	$(938,387)	$(1,304,939)
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current portion:
Federal	$12,224	$(1,575)	$(5,067)
State and Local	2,439	(709)	(435)
Non U.S.	11,309	15,187	11,823
Total current	25,972	12,903	6,321
Deferred portion:
Federal	(1,041)	(2,223)	(16,548)
State and Local	(1,759)	563	(3,379)
Non U.S.	(14,506)	(25,855)	(7,406)
Total deferred	(17,306)	(27,515)	(27,333)
Total provision (benefit) for income taxes	$8,666	$(14,612)	$(21,012)

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax provision at statutory federal income tax rate	$(88,921)	$(197,061)	$(274,037)
State income taxes, net of federal benefit	(3,844)	(9,414)	(15,003)
Impact of non U.S. taxing jurisdictions, net	10,343	26,029	38,994
Goodwill	24,590	—	—
Base erosion and anti-abuse tax	9,474	—	—
Employee stock based compensation	7,853	9,836	13,985
Research tax credit	(9,134)	(16,901)	(11,328)
Valuation Allowance	59,827	176,921	218,687
Other, net	(1,522)	(4,022)	7,690
Total provision (benefit) for income taxes	$8,666	$(14,612)	$(21,012)
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Employee benefits other than pension	$37,325	$36,670
Lease liabilities	19,713	22,214
Deferred revenue	26,890	37,348
Pension obligations	18,249	19,129
Tax loss carryforwards	364,830	377,286
Incentive consideration	2,761	4,864
Tax credit carryforwards	59,790	57,657
Suspended loss	14,814	14,592
Software developed for internal use	89,084	16,208
Accrued expenses	9,658	12,946
Total deferred tax assets	643,114	598,914
Deferred tax liabilities:
Bond discounts	(1,267)	(1,731)
Right of use assets	(19,780)	(22,276)
Depreciation and amortization	(4,757)	(6,419)
Intangible assets	(95,295)	(98,072)
Unrealized gains and losses	(15,430)	(24,118)
Non U.S. operations	(13,427)	(17,543)
Investment in partnership	(8,168)	(8,528)
Other	(461)	(1,580)
Total deferred tax liabilities	(158,585)	(180,267)
Valuation allowance	(484,266)	(429,935)
Net deferred tax asset (liability)	$263	$(11,288)
As a result of the enactment of the Tax Cuts and Jobs Act (the “TCJA”), we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2022, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2022 and have not provided deferred taxes on any outside basis differences.
As of December 31, 2022, we have U.S. federal NOL carryforwards of approximately $706 million, which primarily have an indefinite carryforward period. Additionally, we have research tax credit carryforwards of approximately $35 million, which will expire between 2023 and 2041. As a result of prior business combinations, $10 million of our U.S. federal NOLs are subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Code) with the majority expiring between 2023 and 2037. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $14 million which will expire primarily between 2023 and 2041 and state research tax credit carryforwards of $20 million which will expire between 2023 and 2040. We have $571 million of NOL carryforwards and $7 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.

We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $367 million and $26 million, respectively as of December 31, 2022. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $91 million as of December 31, 2022. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2022, 2021, and 2020, we recognized an expense of $1 million, a benefit of $3 million, and expense of $6 million, respectively, related to interest and penalties. As of December 31, 2022 and 2021, we had a liability, including interest and penalties, of $97 million and $110 million, respectively, for unrecognized tax benefits, including cumulative accrued interest and penalties of approximately $21 million and $25 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$84,929	$73,054	$64,645
Additions for tax positions taken in the current year	3,641	3,655	3,090
Additions for tax positions of prior years	2,276	12,625	7,504
Reductions for tax positions of prior years	(8,846)	(29)	—
Additions (reductions) for tax positions of expired statute of limitations	(2,900)	(4,376)	(656)
Settlements	(3,138)	—	(1,529)
Balance at end of year	$75,962	$84,929	$73,054

    We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets was $51 million, $44 million, and $47 million as of December 31, 2022, 2021, and 2020 respectively.

As of December 31, 2022, 2021, and 2020, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $67 million, $73 million, and $55 million, respectively. It is reasonably possible that $21 million in unrecognized tax benefits may be resolved in the next twelve months, due to statute of limitations expiration.

    In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2016 - forward
Singapore	2016 - forward
India	1996 - forward
Uruguay	2017 - forward
U.S. Federal	2014, 2015, 2019 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.

7. Credit Losses
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2022 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2022
Balance at December 31, 2020	$97,569
Provision for expected credit losses	(7,788)
Write-offs	(27,843)
Other	(2,292)
Balance at December 31, 2021	59,646
Provision for expected credit losses	(285)
Write-offs	(19,928)
Other	(618)
Balance at December 31, 2022	$38,815
Throughout the year ended December 31, 2021, we experienced the reversal of certain provisions recorded during 2020, as the economy began to recover and payment experience began to improve. Similarly, payment experience and further reversals in 2022 resulted in a low level of credit losses. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.
We regularly monitor the financial condition of the air transportation industry. The credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2022, approximately 48% of our air customers make payments through the ACH which accounts for approximately 82% of transaction revenue related to air customers. For these carriers, the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
8. Debt
As of December 31, 2022 and 2021, our outstanding debt included in our consolidated balance sheets totaled $4,741 million and $4,753 million, respectively, which are net of debt issuance costs of $44 million and $45 million, respectively, and unamortized discounts of $54 million and $9 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2022 and 2021 (in thousands):

			December 31,
	Rate	Maturity	2022	2021
Senior secured credit facilities:
Term Loan B(1)	L+2.00%	February 2024	$—	$1,805,806
2021 Term Loan B-1	L+3.50%	December 2027	397,940	401,980
2021 Term Loan B-2	L+3.50%	December 2027	634,340	640,780
2022 Term Loan B-1	S(2) + 4.25%	June 2028	620,313	—
2022 Term Loan B-2	S(2) + 5.00%	June 2028	673,313	—
9.250% senior secured notes due 2025	9.25%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	333,220
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	—
Face value of total debt outstanding			4,839,126	4,806,786
Less current portion of debt outstanding			(23,480)	(29,290)
Face value of long-term debt outstanding			$4,815,646	$4,777,496
_____________________________
(1)The balances under the Term Loan B facility were refinanced pursuant to the March 2022 Refinancing, August 2022 Refinancing and December 2022 Refinancing (as defined below), with the proceeds of 2022 Term Loan B-1, 2022 Term Loan B-2 and the 11.25% senior secured notes due 2027, respectively.
(2)Represents the Secured Overnight Financing Rate ("SOFR")
We had outstanding letters of credit totaling $12 million and $10 million as of December 31, 2022 and 2021, respectively, which were secured by a $20 million cash collateral deposit account.
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
On March 9, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "March 2022 Refinancing"). We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On December 6, 2022, we used the proceeds of the December 2027 Notes (as defined below) issuance to redeem the remaining principal balance on the Term Loan B of $536 million, plus $1 million of accrued interest (the “December 2022 Refinancing”). We recognized a loss on extinguishment of debt of $1 million during the year ended December 31, 2022 in connection the December 2022 Refinancing, which consisted of the write-off of unamortized debt issuance costs and discount of $1 million.
Principal Payments
The 2021 Term Loan B-1 and the 2021 Term Loan B-2 mature on December 17, 2027 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. The 2022 Term Loan B-1 and the 2022 Term Loan B-2 mature on June 30, 2028 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. For the year ended December 31, 2022, we made $17 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2021, we were not required to make an excess cash flow payment in 2022, and no excess cash flow payment is expected to be required in 2023 with respect to our results for the year ended December 31, 2022. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of December 31, 2022, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement for our 2021 Term Loan B-1 and 2021 Term Loan B-2 bear interest at a rate equal to either, at our option: (i) the Eurocurrency rate plus an applicable margin for Eurocurrency borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) LIBOR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Eurocurrency rate is based on LIBOR for all U.S. dollar borrowings and has a floor. We have elected the one-month LIBOR as the floating interest rate on our outstanding term loans that are subject to LIBOR. Interest payments are due on the last day of each month as a result of electing one-month LIBOR.
Borrowings under the Amended and Restated Credit Agreement for our 2022 Term Loan B-1 and 2022 Term Loan B-2 bear interest at a rate equal to either, at our option: (i) the Term SOFR rate plus an applicable margin for Term SOFR borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) Term SOFR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Term SOFR rate is based on SOFR for all U.S. dollar borrowings and has a floor. We have elected the one-month SOFR as the floating interest rate on our outstanding term loans that are subject to SOFR. Interest payments are due on the last day of each month as a result of electing one-month SOFR.

	Eurocurrency borrowings	Term SOFR borrowings	Base rate borrowings
	Applicable Margin(1)	Applicable Margin(2)	Applicable Margin(1)
2021 Term Loan B-1	3.50%	n/a	2.50%
2021 Term Loan B-2	3.50%	n/a	2.50%
2022 Term Loan B-1	n/a	4.25%	3.25%
2022 Term Loan B-2	n/a	5.00%	4.00%
_____________________________
(1)2021 Term Loan B-1 and 2021 Term Loan B-2 are subject to a 0.50% floor for the Eurocurrency rate and 1.50% for the base rate.
(2)2022 Term Loan B-1 and 2022 Term Loan B-2 are subject to a 0.50% floor and a credit spread adjustment factor of 0.10% for the Term SOFR rate and 1.50% floor for the base rate
The Eurocurrency rate is based on LIBOR. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with the Secured Overnight Financing Rate plus a credit spread adjustment factor for 2021 Term Loan B-1 and 2021 Term Loan B-2.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2022, 2021 and 2020, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2022	2021	2020
Including the impact of interest rate swaps	5.58%	3.91%	4.03%
Excluding the impact of interest rate swaps	5.62%	3.33%	3.26%
Senior Secured Notes
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

On December 6, 2022, Sabre GLBL entered into a new debt agreement consisting of $555 million aggregate principal amount of 11.250% senior secured notes due 2027 (the “December 2027 Notes”). The December 2027 Notes were issued at a discount of 1.866%. The December 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The December 2027 Notes bear interest at a rate of 11.250% per annum and interest payments are due semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2023. The December 2027 Notes mature on December 15, 2027. The net proceeds of $545 million received from the sale of the December 2027 Notes, net of a discount of $10 million, were used to repay approximately $536 million principal amount of debt under the Term Loan B, plus $1 million of accrued interest. The remaining proceeds of $8 million, plus cash on hand, were used to pay $10 million in underwriting fees and commissions, and other expenses.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of December 31, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of December 31, 2022, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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

The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2022 (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	5,642	7,917
Net carrying value	$327,578	$325,303

The following table sets forth interest expense recognized related to the Exchangeable Notes for year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Contractual interest expense	$13,329	$13,576
Amortization of issuance costs	2,275	2,209

Aggregate Maturities
As of December 31, 2022, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2023	$23,480
2024	23,480
2025	1,981,700
2026	23,480
2027	1,558,360
Thereafter	1,228,626
Total	$4,839,126
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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. No hedging ineffectiveness was recorded in earnings relating to the forward contracts during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, we had no unsettled forward contracts.
Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2022 and matured during the years ended December 31, 2021 and 2020 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument
$200 million	1 month SOFR(1)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(4)	June 30, 2022	December 31, 2023
$600 million	1 month LIBOR(2)	2.81%	December 31, 2020	December 31, 2021
$1,200 million	1 month LIBOR(2)	2.19%	December 31, 2019	December 31, 2020
____________________
(1) Subject to a 0.5% floor.
(2) Subject to a 0% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
In September 2017, we entered into forward starting interest rate swaps to hedge the interest payments associated with $750 million of the floating-rate Term Loan B for the year 2020. In 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $450 million and $600 million of the floating-rate Term Loan B related to the years 2020 and 2021, respectively. In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. We designated these swaps as cash flow hedges.
We had no derivatives designated as hedging instruments as of December 31, 2021. The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2022 are as follows (in thousands):

	Derivative Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2022	2021
Interest rate swaps	Prepaid expenses and other current assets	$4,905	$—
Interest rate swaps	Other noncurrent liabilities	(168)	—
Total		$4,737	$—
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020
Foreign exchange contracts	$—	$—	$(4,652)
Interest rate swaps	5,658	(134)	(15,869)
Total	$5,658	$(134)	$(20,521)

		Amount of (Gains) Losses Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2022	2021	2020
Foreign exchange contracts	Cost of revenue, excluding technology costs	$—	$—	$2,992
Interest rate swaps	Interest expense, net	(1,082)	12,805	14,898
Total		$(1,082)	$12,805	$17,890

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
Money market funds—Our valuation technique used to measure the fair values of our money market funds was derived from quoted market prices and active markets for these instruments that exist.
Time deposits—Our valuation technique used to measure the fair values of our time deposit instruments were derived from the following: non-binding market consensus prices that were corroborated by observable market data and quoted market prices for similar instruments.
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2022, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.
The following tables present our assets that are required to be measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value at Reporting Date Using
Assets:	December 31, 2022	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,737	$—	$4,737	$—
Investment in securities	54,303	54,303	—	—
Money market funds	153,252	153,252	—	—
Time deposits	444,835	—	444,835	—
Total	$657,127	$207,555	$449,572	$—
______________________
(1) See Note 9. Derivatives for further detail.

		Fair Value at Reporting Date Using
Assets:	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$249,339	$249,339	$—	$—
Time deposits	536,242	—	536,242	—
Total	$785,581	$249,339	$536,242	$—
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2022 and 2021.
Unrealized losses recognized during the year ended December 31, 2022 from our investments in securities totaled $26 million, which is recorded to Other, net within our results of operations.
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
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of December 31, 2022 and 2021 (in thousands):

	Fair Value at December 31,		Carrying Value(1) at December 31,
Financial Instrument	2022	2021	2022	2021
Term Loan B	$—	$1,767,432	$—	$1,803,318
2021 Term Loan B-1	362,872	397,458	397,147	401,036
2021 Term Loan B-2	578,042	633,171	629,832	635,416
2022 Term Loan B-1	567,974	—	614,139	—
2022 Term Loan B-2	623,235	—	640,899	—
9.25% senior secured notes due 2025	774,128	877,916	775,000	775,000
7.375% senior secured notes due 2025	813,539	886,423	850,000	850,000
4.00% senior exchangeable notes due 2025	358,440	454,459	333,220	333,220
11.25% senior secured notes due 2027	572,058	—	544,770	—
_____________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, we assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances that would require us to perform a goodwill impairment test and we did not record any goodwill impairment charges for the year ended December 31, 2022. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material. See Note 4. Goodwill and Intangible Assets for additional information.

11. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other accrued liabilities and other noncurrent liabilities in our consolidated balance sheets.
The following table presents the components of lease expense for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$21,588	$28,932
Finance lease cost:
Amortization of right-of-use assets	$—	$1,076
Interest on lease liabilities	—	34
Total finance lease cost	$—	$1,110
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$20,508	$26,517
Operating cash flows used in finance leases	—	34
Financing cash flows used in finance leases	—	75
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,676	$296

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$85,238	$99,587
Other accrued liabilities	17,160	21,106
Other noncurrent liabilities	68,068	79,368
Total operating lease liabilities	$85,228	$100,474
Finance Leases
Property and equipment	4,760	33,819
Accumulated depreciation	(4,760)	(33,819)
Property and equipment, net	$—	$—

The following table presents other supplemental information related to leases:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	7.5	7.9
Weighted Average Discount Rate
Operating leases	5.7%	5.5%
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
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 700 thousand square feet of office space in 59 locations in 42 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and ten years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within one year. Future minimum lease payments under non-cancellable operating leases as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2023	$17,935
2024	17,059
2025	12,171
2026	11,979
2027	9,019
Thereafter	40,363
Total	108,526
Imputed Interest	(23,298)
Total	$85,228
12. Stock and Stockholders’ Equity
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
We recorded $21 million of accrued preferred stock dividends in our consolidated results of operations for the year ended December 31, 2022. During the year ended December 31, 2022, we paid cash dividends on our preferred stock of $21 million. On February 1, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on March 1, 2023 to holders of record of the Preferred Stock on February 15, 2023.
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
During the year ended December 31, 2022 and 2021, we did not pay cash dividends on our common stock. We paid a cash dividend on our common stock of $0.14 per share, totaling $39 million, on March 30, 2020. Given the impacts of COVID-19, we suspended the payment of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the years ended December 31, 2022, 2021 and 2020 we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of December 31, 2022.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock. We elected to settle this conversion in shares of our common stock. As of December 31, 2022, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 8. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
13. Equity-Based Awards
As of December 31, 2022, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), the 2019 Director Equity Compensation Plan (the "2019 Director Plan"), the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (the "2021 Omnibus Plan") and the 2022 Director Equity Compensation Plan (the "2022 Director Plan"). Our 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan, the 2016 Omnibus Plan, the 2014 Omnibus Plan, and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2019 Director Plan and 2022 Director Plan provide for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under the 2016 Omnibus Plan, the 2014 Omnibus Plan, and Sovereign 2012 MEIP continue to be subject to the terms and conditions of their respective plan.
We initially reserved 12,000,000 shares of our common stock for issuance under our 2021 Omnibus Plan. We added 8,258,185 shares that were reserved but not issued under the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), Sovereign 2012 MEIP, 2014 Omnibus, 2016 Omnibus Plans, and 2019 Omnibus Plan to the 2021 Omnibus Plan reserves, for a total of 20,258,185 authorized shares of common stock for issuance under the 2021 Omnibus Plan. Additionally, we initially reserved 830,000 shares of our common stock for issuance under our 2022 Director Plan and added 169,808 shares that were reserved but not issued under the 2019 Director Plan. Time-based options granted under the 2019,

2016, and 2014 Omnibus Plans prior to 2020 generally vest over a four year period with 25% vesting at the end of year one and the remaining vesting quarterly thereafter. Time-based options granted under the 2021 Omnibus plan and the 2019 Omnibus Plan in 2020 and 2021 vest over a three-year period, vesting in equal annual installments. Options granted prior to fiscal year 2020 vested over a four-year period. Options granted are exercisable for up to 10 years. RSUs generally vest over a four year period with 25% vesting annually. PSUs granted prior to 2020 generally vest over a four year period with 25% vesting annually. During 2020, 2021, and 2022, we granted PSUs that vest over a three year period in equal annual installments, as well as PSUs that cliff vest at the end of one, two, or three years, depending on the terms of the grant. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $83 million, $121 million and $70 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. No stock options were granted during the year ended December 31, 2022. The following table summarizes the weighted-average assumptions used in 2021 and 2020:

	Year Ended December 31,
	2021	2020
Exercise price	$11.81	$8.24
Average risk-free interest rate	0.67%	0.70%
Expected life (in years)	6.00	6.00
Expected volatility	54.95%	36.41%
Dividend yield	—%	5.11%
The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2022:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2021	3,043,276	$13.27	7.2	$733
Exercised	(750)	9.97
Forfeited	(164,515)	9.02
Expired	(242,455)	12.18
Outstanding at December 31, 2022	2,635,556	$13.64	5.2	$—
Vested and exercisable at December 31, 2022	2,136,776	$14.71	4.7	$—
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $6.18 and $8.59 on December 31, 2022 and 2021, respectively. If the aggregate intrinsic value is negative, it is assigned a nil value.
The total intrinsic value of stock options exercised was immaterial for the years ended December 31, 2022, 2021, and 2020. There were no options granted during the year ended December 31, 2022, and the weighted-average fair values of options granted during the years ended December 31, 2021 and 2020 were $6.01 and $1.71, respectively. As of December 31, 2022, unrecognized compensation expense associated with stock options was immaterial and will be recognized over a weighted-average period of less than 1 year.
The following table summarizes the activities for our RSUs for the year ended December 31, 2022:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	10,235,557	$13.16
Granted	7,911,334	9.35
Vested	(5,482,160)	12.65
Forfeited	(1,954,656)	11.55
Unvested at December 31, 2022	10,710,075	$10.92
The total fair value of RSUs vested, as of their respective vesting dates, was $68 million, $62 million, and $52 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately $77 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 1.8 years.

The following table summarizes the activities for our PSUs for the year ended December 31, 2022:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	3,777,145	$11.42
Granted	1,995,109	9.87
Vested	(1,221,793)	15.35
Forfeited	(1,110,733)	13.55
Unvested at December 31, 2022	3,439,728	$12.14

The total fair value of PSUs vested, as of their respective vesting dates, was $19 million, $15 million, and $14 million during the years ended December 31, 2022, 2021 and 2020, respectively. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures and for 2022 grants a total shareholder return modifier. During the years ended December 31, 2022, 2021 and 2020, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2022, unrecognized compensation expense associated with PSUs expected to vest totaled $15 million and $7 million for the annual measurement periods ending December 31, 2023 and 2024, respectively.
14. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Loss from continuing operations	$(432,099)	$(923,775)	$(1,283,927)
Less: Net income attributable to non-controlling interests	2,670	2,162	1,200
Less: Preferred stock dividends	21,385	21,602	7,659
Net loss from continuing operations available to common stockholders, basic and diluted	$(456,154)	$(947,539)	$(1,292,786)
Denominator:
Basic weighted-average common shares outstanding	326,742	320,922	289,855
Diluted weighted-average common shares outstanding	326,742	320,922	289,855
Earnings per share from continuing operations:
Basic	$(1.40)	$(2.95)	$(4.46)
Diluted	$(1.40)	$(2.95)	$(4.46)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 1 million, 4 million and 2 million of dilutive stock options and restricted stock awards for the years ended December 31, 2022, 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 4 million, 2 million, and 3 million for the years ended December 31, 2022, 2021 and 2020, respectively, of anti-dilutive common stock equivalents.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million, 42 million and 44 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for the years ended December 31, 2022 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 39 million, 39 million and 40 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for the years ended December 31, 2022 2021 and 2020, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods.
15. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. During 2020, we temporarily suspended our 401(k) match program for US-based employees in connection with our cost reduction efforts in response to market conditions as the result of the COVID-19 pandemic. We recognized expenses related to the 401(k) Plan of approximately $18 million for the years ended December 31, 2022 and 2021, respectively, and $7 million for the year ended December 31, 2020.
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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2022 and 2021, and the unfunded status as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$(417,959)	$(469,016)
Interest cost	(11,901)	(11,822)
Actuarial gain, net	97,123	22,387
Benefits paid	19,055	18,992
Lump sum settlement	15,919	21,500
Benefit obligation at December 31	$(297,763)	$(417,959)
Change in plan assets:
Fair value of assets at January 1	$333,791	$345,253
Actual return on plan assets	(84,243)	26,330
Employer contributions	—	2,700
Benefits paid	(19,055)	(18,992)
Lump sum settlement	(15,919)	(21,500)
Fair value of assets at December 31	$214,574	$333,791
Unfunded status at December 31	$(83,189)	$(84,168)
The actuarial gain, net of $97 million and $22 million for the years ended December 31, 2022 and 2021, respectively, are attributable to increases in the discount rate. During the year ended December 31, 2022 and 2021, lump sum settlements occurred within our defined benefit pension plan which resulted in a loss of $7 million and $8 million, respectively, recorded to Other, net.
The net benefit obligation of $83 million and $84 million as of December 31, 2022 and 2021, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive loss associated with the LPP, net of deferred taxes of $38 million and $40 million as of December 31, 2022 and 2021, respectively, are as follows (in thousands):

	December 31,
	2022	2021
Net actuarial loss	$(109,444)	$(115,772)
Prior service credit	6,234	7,666
Pension settlement	28,241	21,534
Accumulated other comprehensive loss	$(74,969)	$(86,572)

The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest cost(1)	$11,901	$11,822	$14,675
Expected return on plan assets(1)	(14,131)	(14,334)	(15,420)
Amortization of prior service credit(1)	(1,433)	(1,432)	(1,432)
Amortization of actuarial loss(1)	6,484	7,985	8,622
Net periodic benefit	$2,821	$4,041	$6,445
Settlement charge(1)	6,707	7,529	18,071
Net cost	$9,528	$11,570	$24,516
Weighted-average discount rate used to measure benefit obligations	5.72%	2.97%	2.60%
Weighted average assumptions used to determine net benefit cost:
Discount rate(2)	2.97%	2.60%	3.53%
Expected return on plan assets	5.00%	5.00%	5.00%
________________________________
(1) Included in Other, net on our consolidated statement of operations.
(2) Discount rates are as of January 1 of the respective years. Due to settlements during the year additional discount rates assumed are as follows: August 31, 2020: 2.76%, June 30, 2021: 2.89%, September 30, 2021: 2.96%, December 31, 2022: 5.72%.
The following table provides the pre-tax amounts recognized in other comprehensive loss, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Loss	2022	2021	2020
Net actuarial (gain) loss	$(354)	$(37,258)	$15,225
Pension settlement	(6,707)	(7,529)	(18,071)
Amortization of actuarial loss	(6,484)	(7,985)	(8,611)
Amortization of prior service credit	1,433	1,432	1,432
Total income recognized in other comprehensive loss	$(12,112)	$(51,340)	$(10,025)
Total recognized in net periodic benefit cost and other comprehensive loss	$(2,584)	$(39,771)	$14,491
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit and 28% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 10. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$176,163	$—	$176,163
U.S. equity securities	—	26,177	—	26,177
Money market mutual fund	4,944	—	—	4,944
Limited partnership interest:
Real estate	—	—	7,291	7,291
Total assets at fair value	$4,944	$202,340	$7,291	$214,575

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$269,860	$—	$269,860
U.S. equity securities	—	54,944	—	54,944
Money market mutual fund	1,104	—	—	1,104
Limited partnership interest:
Real estate	—	—	7,883	7,883
Total assets at fair value	$1,104	$324,804	$7,883	$333,791

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2020	$8,735
Net distributions	(235)
Redemptions	(977)
Advisory fee	(83)
Net investment income	330
Unrealized loss	89
Net realized loss	24
Ending balance at December 31, 2021	$7,883
Net distributions	(193)
Redemptions	(1,835)
Advisory fee	(76)
Net investment income	282
Unrealized gain	1,224
Net realized gain	6
Ending balance at December 31, 2022	$7,291
We did not contribute in 2022 and contributed $3 million to fund our defined benefit pension plans during the year ended December 31, 2021. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make a contribution of up to $10 million to our defined benefit pension plans in 2023.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2023.

We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2023	$24,917
2024	26,076
2025	29,161
2026	27,740
2027	29,173
2028-2032	129,995

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
Antitrust Litigation and Investigations
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed fewer than two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The claims that were not dismissed were claims brought under Section 1 of the Sherman Act, relating to our contracts with US Airways, which US Airways claimed contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
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
Based on the jury’s verdict, in March 2017 the court entered final judgment in favor of US Airways in the amount of $15 million, which is three times the jury’s award of $5 million as required by the Sherman Act. As a result of the jury's verdict, US Airways was also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, the amount of which we strongly disputed. In January 2018, the court denied US Airways' motion seeking attorneys' fees and costs, without prejudice.
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

In September 2019, the Second Circuit issued its Order and Opinion. The Second Circuit vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remained intact. The lawsuit was remanded to federal court in the Southern District of New York for further proceedings.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. To date, US Airways has not yet filed any papers with the court seeking a particular amount for its attorneys’ fees and costs. During the quarter ended September 30, 2022, we accrued an estimated loss in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022. At this time, we do not have sufficient information to estimate a range of reasonably possible or probable attorneys' fees and costs in excess of the amount recorded. The amount of attorneys’ fees and costs to be awarded is subject to the final decision by the trial court, which may be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses for as long as the lawsuit is ongoing.
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
In addition, Sabre Asia Pacific Pte Ltd ("SAPPL") is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2018 and appeals for assessment years ending March 2006 through March 2016 and March 2018 through March 2020 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL, and other group companies, we could be subject to taxes, interest and penalties of approximately $49 million as of December 31, 2022. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2022, we have not determined that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
17. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our President, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We operate our business and present our results through two business segments (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers.
Our CODM utilizes Adjusted Operating Loss, which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our use of Adjusted Operating Loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Operating Loss as operating loss adjusted for equity method income (loss), impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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
Segment information for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
Travel Solutions	$2,311,275	$1,503,539	$1,176,694
Hospitality Solutions	254,620	202,628	174,628
Eliminations	(28,880)	(17,292)	(17,222)
Total revenue	$2,537,015	$1,688,875	$1,334,100
Adjusted Operating Income (Loss)(a)
Travel Solutions	$213,290	$(222,679)	$(523,122)
Hospitality Solutions	(51,579)	(39,806)	(63,915)
Corporate	(229,753)	(196,832)	(158,237)
Total	$(68,042)	$(459,317)	$(745,274)
Depreciation and amortization
Travel Solutions	$110,513	$170,673	$250,540
Hospitality Solutions	21,785	26,354	42,789
Total segments	132,298	197,027	293,329
Corporate	52,335	65,158	70,414
Total	$184,633	$262,185	$363,743
Capital Expenditures
Travel Solutions	$40,396	$25,128	$23,481
Hospitality Solutions	6,011	224	3,177
Total segments	46,407	25,352	26,658
Corporate	23,087	28,950	38,762
Total	$69,494	$54,302	$65,420
(a)The following table sets forth the reconciliation of operating loss in our statement of operations to Adjusted Operating Loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating loss	$(261,060)	$(665,487)	$(988,039)
Add back:
Equity method income (loss)	686	(264)	(2,528)
Impairment and related charges(1)	5,146	—	8,684
Acquisition-related amortization(2)	51,254	64,144	65,998
Restructuring and other costs(3)	14,500	(7,608)	85,797
Acquisition-related costs(4)	6,854	6,744	16,787
Litigation costs, net(5)	31,706	22,262	(1,919)
Stock-based compensation	82,872	120,892	69,946
Adjusted Operating Loss	$(68,042)	$(459,317)	$(745,274)
(1)Impairment and related charges represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets for the year ended December 31, 2022 and $5 million associated with software developed for internal use and $4 million associated with capitalized implementation costs related to a specific customer based on our analysis of the recoverability of such amounts for the year ended December 31, 2020.
(2)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(3)Restructuring and other costs represents charges, and adjustments to those charges, associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy going forward which are integral to the restructuring plan and severance benefits related to employee terminations, which primarily occurred in the third quarter of 2022. During 2020, charges were recorded in conjunction with the changes implemented in 2020 to support the new organizational structure and to respond to the impacts of the COVID-19 pandemic on our business, facilities and cost structure.
(4)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition related activities. See Note 3. Acquisitions and Dispositions to our consolidated financial statements.
(5)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. In 2020, we reversed the previously accrued non-income tax expense of $4 million due to success in our claims. See Note 16. Commitments and Contingencies to our consolidated financial statements.

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 83%, 72% and 79% of our Travel Solutions revenue for each of the years ended December 31, 2022, 2021 and 2020, respectively. Transaction-based revenue accounted for approximately 76%, 72% and 68% of our Hospitality Solutions revenue for each of the years ended December 31, 2022, 2021 and 2020, respectively. All equity method income relates to Travel Solutions.
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

	Year Ended December 31,
	2022	2021	2020
Revenue:
United States	$958,927	$734,568	$636,854
Europe	627,772	341,862	287,421
APAC	335,056	184,075	151,206
All Other	615,260	428,370	258,619
Total	$2,537,015	$1,688,875	$1,334,100

	As of December 31,
	2022	2021
Long-lived assets
United States	$266,752	$293,610
Europe	28,349	33,963
APAC	9,184	10,844
All Other	10,372	10,983
Total	$314,657	$349,400

18. Subsequent Events
On February 14, 2023, Sabre Securitization, LLC, an indirect, consolidated subsidiary of Sabre Corporation and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. Under the terms of the AR Facility, the lender under the AR Facility would have a senior priority claim to the assets of Sabre Securitization, which will consist of substantially all of the accounts receivable originated by the direct and indirect consolidated subsidiaries of Sabre Corporation participating in the AR Facility. Borrowings under the AR Facility will initially have an interest rate of SOFR + 225, declining to SOFR + 200 if our leverage ratios fall below a specified level. The initial borrowing under the AR facility will be subject to certain conditions precedent. As of the closing date, there were no borrowings by Sabre Securitization under the AR Facility.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
In October of 2022, we implemented Workday, a cloud-based human resources system. In connection with the implementation, we executed certain changes to our processes and controls including updates to existing business processes and information systems which are reasonably likely to materially affect our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of 2021 we implemented a new billing system that impacted our control environment over a small portion of our revenue. Over the next few years, we expect to migrate the majority of our billing of revenue and processing of incentive consideration to this system, which is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2023 annual meeting of stockholders (the “2023 Proxy Statement”) is incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2023 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2023 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	17,207,035	$13.64	12,262,319
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2022 Director Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2019 Director Plan, 2016 Omnibus Plan, 2014 Omnibus Plan and the Sovereign 2012 MEIP. Also includes 14,571,479 restricted share units under our 2021 Omnibus Plan, 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance. Performance-based restricted share units granted prior to 2022 reflect the current expected payout of 125%).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).
Sabre Corporation 2022 Director Plan. The 2022 Director Plan serves as a successor to the 2019 Director Plan and provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors.
Sabre Corporation 2021 Omnibus Incentive Compensation Plan. The 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2019 Omnibus Incentive Compensation Plan. The 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2021 Omnibus Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the 2019 Omnibus Plan.
Sabre Corporation 2019 Director Plan. The plan provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Director Plan that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2022 Director Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the 2019 Director Plan.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the 2016 Omnibus Plan.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the Sovereign MEIP.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan and then to the 2019 Omnibus Plan. Therefore, as of December 31, 2022, no shares remained available for future grants under the Sovereign 2012 MEIP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2023 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2023 Proxy Statement is incorporated in this Item 14 by reference.

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

3.2
Seventh Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022 ).

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
4.6
Description of Sabre Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022)

10.1
Loan Agreement, dated March 29, 2007, between Sabre Headquarters, LLC, as borrower, and JPMorgan Chase Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

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

10.28
Pledge and Security Agreement, dated as of April 14, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2015).

10.29
Pledge and Security Agreement, dated as of November 9, 2015, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2015).

10.30+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.31†
Master Services Agreement dated as of November 1, 2015, between Sabre GLBL, Inc. and HP Enterprise Services, LLC, as provider (incorporated by reference to Exhibit 10.65 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016).

10.32+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.33+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.34+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.35
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.36
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.67 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

Exhibit Number	Description of Exhibits
10.37
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

10.38
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

10.40+
Employment Agreement by and between Sabre Corporation and Sean Menke, dated December 15, 2016 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016).

10.41
Amendment dated December 22, 2016, to that certain Master Services Agreement dated as of November 1, 2015 by and between HP Enterprise Services, LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.56 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2017).

10.42
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

10.43+
Letter Agreement by and between Sabre Corporation and David Shirk, dated April 5, 2017 (incorporated by reference to Exhibit 10.60 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.44+
Letter Agreement by and between Sabre Corporation and Wade Jones, dated April 24, 2017 (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.45
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

10.47
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

10.49+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

10.50
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

10.51+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

Exhibit Number	Description of Exhibits
10.52+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.53+
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

10.55+
Amendment to Employment Agreement, by and between Sabre Corporation and David Shirk, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018).

10.56+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.57+
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

10.59+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre Corporation’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.60+
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

10.65+
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

10.67+
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

10.69
Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.78 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.70+
Form of Award Agreement for Long-Term Cash Program under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.71
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

Exhibit Number	Description of Exhibits
10.72
Form of 9.250% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.73
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

10.76+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.80 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.77+
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

10.89
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.90
Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

Exhibit Number	Description of Exhibits
10.91
Pledge and Security Agreement, dated as of August 27, 2020, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.92+
Letter Agreement between Sabre Corporation and Shawn Williams dated July 15, 2020 (incorporated by reference to Exhibit 10.94 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.93+
Letter Agreement between Sabre Corporation and Scott Wilson, dated July 30, 2020 (incorporated by reference to Exhibit 10.95 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.94
Amendment Number 3, dated as of August 1, 2020 to that certain Master Services Agreement dated as of November 1, 2015 by and between DXC Technology Services LLC (successor in interest to HP Enterprises, LLC) and Sabre GLBL (incorporated by reference to Exhibit 10.96 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).**

10.95
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc. each of the guarantors party thereto and Wells Fargo Bank National Association, as trustee and collateral agent incorporated by reference to Exhibit 10.97 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.96
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

10.98
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

10.100
Amended and Restated Service Agreement No. 1 effective as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC (incorporated by reference to Exhibit 10.104 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2021 ).**

10.101+
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

10.102+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.99 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.103+
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

10.106
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
10.108
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

10.109
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

10.110+
Offer Letter by and between Sabre Corporation and Kurt Ekert, dated December 15, 2021 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021).

10.111+
Employment Agreement, by and between Sabre Corporation and David Shirk, dated December 15, 2021 (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021).

10.112+
Employment Agreement, by and between Sabre Global Technologies Limited and Roshan Mendis, effective from January 1, 2022 (incorporated by reference to Exhibit 10.113 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.113†
Amendment Number 24 dated as of December 2021 to that certain Service Agreement No. 1 effective as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.114 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.114
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

10.115+
Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.116+
Offer Letter by and between Sabre Corporation and Mike Randolfi, effective August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022).

10.117+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.110 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.118+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.111 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.119
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

10.120+
Offer Letter by and between Sabre Corporation and Garry Wiseman effective August 1, 2022 (incorporated by reference to Exhibit 10.114 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.121+
Offer Letter by and between Sabre Corporation and Chadwick Ho effective September 12, 2022 (incorporated by reference to Exhibit 10.115 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.122
Indenture, dated as of December 6, 2022 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.123
Form of 11.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.124
Pledge and Security Agreement, dated as of December 6, 2022, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

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

SABRE CORPORATION

Date:	February 17, 2023	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and
Chief Financial Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Sean Menke, Michael Randolfi, and Steve Milton, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sean Menke	Chair of the Board, Chief Executive Officer and Director	February 17, 2023
Sean Menke	(Principal Executive Officer)

/s/ Michael Randolfi	Executive Vice President and Chief Financial Officer	February 17, 2023
Michael Randolfi	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President - Finance and Controlling	February 17, 2023
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	February 17, 2023
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 17, 2023
Hervé Couturier

/s/ Rachel Gonzalez	Director	February 17, 2023
Rachel Gonzalez

/s/ Gail Mandel	Director	February 17, 2023
Gail Mandel

/s/ Phyllis Newhouse	Director	February 17, 2023
Phyllis Newhouse

/s/ Karl Peterson	Director	February 17, 2023
Karl Peterson

/s/ Zane Rowe	Director	February 17, 2023
Zane Rowe

/s/ Gregg Saretsky	Director	February 17, 2023
Gregg Saretsky

/s/ John Scott	Director	February 17, 2023
John Scott

/s/ Wendi Sturgis	Director	February 17, 2023
Wendi Sturgis

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2022, 2021 AND 2020
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2022	$59.6	$—	$(20.8)	$38.8
Year ended December 31, 2021	$97.6	$(7.8)	$(30.2)	$59.6
Year ended December 31, 2020	$57.7	$65.7	$(25.8)	$97.6
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2022	$429.9	$56.3	$(2.0)	$484.2
Year ended December 31, 2021	$268.1	$162.7	$(0.9)	$429.9
Year ended December 31, 2020	$38.3	$218.4	$11.4	$268.1