Form 10-Q
period 2023-03-31
Sabre Corp
filed 2023-05-04
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 28, 2023, 332,054,875 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$742,695	$584,910
Cost of revenue, excluding technology costs	307,042	223,034
Technology costs	271,438	273,730
Selling, general and administrative	164,428	167,678
Operating loss	(213)	(79,532)
Other (expense) income:
Interest expense, net	(99,784)	(61,058)
Loss on extinguishment of debt	—	(3,533)
Equity method income (loss)	423	(170)
Other, net	2,407	191,241
Total other (expense) income, net	(96,954)	126,480
(Loss) income from continuing operations before income taxes	(97,167)	46,948
Provision (benefit) for income taxes	2,199	(596)
(Loss) income from continuing operations	(99,366)	47,544
(Loss) income from discontinued operations, net of tax	(403)	134
Net (loss) income	(99,769)	47,678
Net (loss) income attributable to noncontrolling interests	(835)	272
Net (loss) income attributable to Sabre Corporation	(98,934)	47,406
Preferred stock dividends	5,346	5,346
Net (loss) income attributable to common stockholders	$(104,280)	$42,060

Basic net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.32)	$0.13
Net (loss) income per common share	$(0.32)	$0.13
Diluted net (loss) income per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.32)	$0.12
Net (loss) income per common share	$(0.32)	$0.12
Weighted-average common shares outstanding:
Basic	328,928	323,658
Diluted	328,928	409,378
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(99,769)	$47,678
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	1,576	(1,287)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $—	—	1,671
Amortization of prior service credits, net of taxes of $—, $—	(358)	(358)
Amortization of actuarial losses, net of taxes of $—, $—	1,621	1,783
Net change in retirement-related benefit plans, net of tax	1,263	3,096
Derivatives:
Unrealized gains, net of taxes of $—, $—	(296)	—
Reclassification adjustment for realized (gains) losses, net of taxes of $—, $—	(989)	—
Net change in derivatives, net of tax	(1,285)	—
Share of other comprehensive (loss) income of equity method investments	(302)	655
Other comprehensive income	1,252	2,464
Comprehensive (loss) income	(98,517)	50,142
Less: Comprehensive loss (income) attributable to noncontrolling interests	835	(272)
Comprehensive (loss) income attributable to Sabre Corporation	$(97,682)	$49,870

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$817,075	$794,888
Restricted cash	21,035	21,035
Accounts receivable, net of allowance for credit losses of $47,632 and $38,815	414,458	353,587
Prepaid expenses and other current assets	189,811	191,979
Total current assets	1,442,379	1,361,489
Property and equipment, net of accumulated depreciation of $1,908,866 and $1,939,215	230,759	229,419
Equity method investments	22,524	22,401
Goodwill	2,543,251	2,542,087
Acquired customer relationships, net of accumulated amortization of $809,170 and $803,026	232,726	238,756
Other intangible assets, net of accumulated amortization of $775,426 and $771,611	167,927	171,498
Deferred income taxes	38,378	38,892
Other assets, net	348,064	358,333
Total assets	$5,026,008	$4,962,875

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$192,306	$171,068
Accrued compensation and related benefits	88,575	122,022
Accrued subscriber incentives	235,970	218,761
Deferred revenues	67,983	66,503
Other accrued liabilities	255,342	213,737
Current portion of debt	23,480	23,480
Total current liabilities	863,656	815,571
Deferred income taxes	28,093	38,629
Other noncurrent liabilities	251,813	264,411
Long-term debt	4,831,430	4,717,091
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	15,564	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, 3,290 issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation value of $329,000 as of March 31, 2023 and December 31, 2022	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 358,108 and 353,436 shares issued, 331,909 and 328,542 shares outstanding at March 31, 2023 and December 31, 2022, respectively	3,581	3,534
Additional paid-in capital	3,215,580	3,198,580
Treasury Stock, at cost, 26,199 and 24,895 shares at March 31, 2023 and December 31, 2022, respectively	(519,504)	(514,215)
Accumulated deficit	(3,610,808)	(3,506,528)
Accumulated other comprehensive loss	(64,479)	(65,731)
Noncontrolling interest	11,049	11,500
Total stockholders’ deficit	(964,548)	(872,827)
Total liabilities and stockholders’ deficit	$5,026,008	$4,962,875

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(99,769)	$47,678
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	40,319	50,108
Deferred income taxes	(19,219)	(2,570)
Stock-based compensation expense	17,005	27,605
Amortization of upfront incentive consideration	8,969	11,325
Provision for expected credit losses	8,937	1,997
Amortization of debt discount and issuance costs	5,216	3,438
Loss on investment fair value adjustment	960	—
Other	419	(485)
Income from discontinued operations	403	(134)
Gain on sale of assets and investments	—	(192,151)
Loss on extinguishment of debt	—	3,533
Changes in operating assets and liabilities:
Accounts and other receivables	(73,769)	(106,655)
Prepaid expenses and other current assets	5,512	(20,631)
Capitalized implementation costs	(2,326)	(4,481)
Upfront incentive consideration	(1,338)	(700)
Other assets	1,387	23,353
Accrued compensation and related benefits	(31,563)	(59,748)
Accounts payable and other accrued liabilities	63,835	72,890
Deferred revenue including upfront solution fees	2,613	6,545
Cash used in operating activities	(72,409)	(139,083)
Investing Activities
Additions to property and equipment	(18,110)	(17,403)
Net proceeds from dispositions	—	392,268
Cash (used in) provided by investing activities	(18,110)	374,865
Financing Activities
Proceeds from borrowings under AR Facility	115,000	—
Proceeds from sale of redeemable shares in subsidiary	16,000	—
Payments on borrowings from lenders	(5,870)	(625,296)
Dividends paid on preferred stock	(5,346)	(5,346)
Net payment on the settlement of equity-based awards	(5,294)	(10,309)
Debt prepayment fees and issuance costs	(2,253)	(10,185)
Other financing activities	(298)	301
Proceeds of borrowings from lenders	—	625,000
Cash provided by (used in) financing activities	111,939	(25,835)
Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	52	(1,680)
Cash provided by (used in) discontinued operations	52	(1,680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	715	(205)
Increase in cash, cash equivalents and restricted cash	22,187	208,062
Cash, cash equivalents and restricted cash at beginning of period	815,923	999,391
Cash, cash equivalents and restricted cash at end of period	$838,110	$1,207,453
Non-cash additions to property and equipment	$5,999	$2,392
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)			(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	$(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)

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
Recent Events—The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus, including variants ("COVID-19"). The travel ecosystem has shifted over the past few years, including through the COVID-19 pandemic, resulting in the changing needs of our airline, hotel and agency customers. This pandemic has resulted in continued material headwinds for our consolidated financial results in 2022 and through the first quarter of 2023. Despite the continued impacts of the COVID-19 pandemic on our business and global travel volumes, as travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the first quarter of 2023. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to previous periods.
We believe our cash position and the liquidity measures we have taken will continue to provide flexibility as we manage through the global economic recovery from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) determination of the fair value of assets and liabilities acquired in a business combination, (iii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iv) assumptions utilized to test recoverability of capitalized implementation costs and customer and subscriber advances, (v) judgments in capitalization of software developed for internal use, (vi) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, (vii) estimation of the air booking cancellation reserve, and (viii) the evaluation of the allowance for credit losses. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and the impacts could be material on our cancellation reserves, credit loss provisions and results of operations.

Adoption of New Accounting Standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued updated guidance on derivatives and hedging which allows entities to apply fair value hedging to closed portfolios of prepayable financial assets without having to consider prepayment risk or credit risk when measuring the assets. The amendments allow multiple hedged layers to be designated for a single closed portfolio for financial assets or one or more beneficial interests secured by a portfolio of financial instruments. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. The standard is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this standard in the first quarter of 2022, which did not have a material impact on our consolidated financial statements.
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
The following table presents our assets and liabilities with customers as of March 31, 2023 and December 31, 2022 (in thousands).

Account	Consolidated Balance Sheet Location	March 31, 2023	December 31, 2022
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$52,869	$55,473
Trade and unbilled receivables, net	Accounts receivable, net	412,349	352,214
Long-term trade unbilled receivables, net	Other assets, net	16,624	16,129
Contract liabilities	Deferred revenues / other noncurrent liabilities	117,764	115,151
______________________
(1) Includes contract assets of $13 million and $12 million for March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023, we recognized revenue of approximately $15 million from contract liabilities that existed as of January 1, 2023. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2023	2022
Distribution	$525,886	$342,888
IT Solutions	151,555	191,110
Total Travel Solutions	677,441	533,998
SynXis Software and Services	66,514	49,734
Other	7,298	6,270
Total Hospitality Solutions	73,812	56,004
Eliminations	(8,558)	(5,092)
Total Sabre Revenue	$742,695	$584,910
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2022, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $24 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer located in Russia. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
Our air booking cancellation reserve totaled $13 million and $11 million as of March 31, 2023, and December 31, 2022, respectively.
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
3. Acquisitions and Dispositions
Conferma
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $62 million and the conversion of a pre-existing loan receivable into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which is recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment. The accounting related to tax liabilities remains subject to finalization due to ongoing analysis as of March 31, 2023. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date. See Note 4. Redeemable Noncontrolling Interest for further details.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for net cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $34 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $192 million (after-tax $121 million) in Other, net in our consolidated statements of operations for the three months ended March 31, 2022, which was subsequently adjusted in the second quarter of 2022 by $12 million due to contingencies identified in connection with the sale.

4. Redeemable Noncontrolling Interest
On February 1, 2023, Sabre sold common shares, representing a 19% interest in Conferma’s direct parent (referred to as “Conferma”), to a third party for cash consideration of $16 million. In connection with the sale, we entered into a governing agreement which requires us under limited conditions to redeem the 19% interest in Conferma, if requested, for the original purchase price of $16 million. We currently do not believe it is probable that the noncontrolling interest will become redeemable, given the remote likelihood of the applicable conditions being satisfied.
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of March 31, 2023, the redeemable noncontrolling interest is $16 million.
The following table shows the changes in redeemable noncontrolling interest in temporary equity of consolidated subsidiary during the period ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Proceeds from sale of redeemable noncontrolling interest	$16,000
Net loss attributable to redeemable noncontrolling interest	(436)
Redeemable noncontrolling interest, end of period	$15,564
5. Income Taxes

    For the three months ended March 31, 2023, we recognized a $2 million income tax expense, representing an effective tax rate of less than 1%, compared to an income tax benefit of $1 million, representing an effective tax rate of less than 1% for the three months ended March 31, 2022. The effective tax rate remained relatively flat for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of March 31, 2023, a cumulative valuation allowance of $499 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $70 million and $76 million as of March 31, 2023 and December 31, 2022, respectively.
6. Credit Losses
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2023 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2023
Balance at December 31, 2022	$38,815
Provision for expected credit losses	8,937
Write-offs	(242)
Other	122
Balance at March 31, 2023	$47,632
Our provision for expected credit losses for the three months ended March 31, 2023 increased $7 million to a provision of $9 million from a provision of $2 million in the same period in the prior year. Given the uncertainties surrounding the duration and effects of COVID-19, including any variants, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

7. Debt
As of March 31, 2023 and December 31, 2022, our outstanding debt included in our consolidated balance sheets totaled $4,855 million and $4,741 million, respectively, which are net of debt issuance costs of $41 million and $44 million, respectively, and unamortized discounts of $52 million and $54 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2023 and December 31, 2022 (in thousands):

	Rate	Maturity	March 31, 2023	December 31, 2022
Senior secured credit facilities:
2021 Term Loan B-1	L + 3.50%	December 2027	$396,930	$397,940
2021 Term Loan B-2	L + 3.50%	December 2027	632,730	634,340
2022 Term Loan B-1	S(1) + 4.25%	June 2028	618,750	620,313
2022 Term Loan B-2	S(1) + 5.00%	June 2028	671,625	673,313
AR Facility(2)	S(1) + 2.25%	January 2025	115,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	775,000	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	333,220
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			4,948,255	4,839,126
Less current portion of debt outstanding			(23,480)	(23,480)
Face value of long-term debt outstanding			$4,924,775	$4,815,646
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2)The AR Facility (as defined below) is subject to certain "springing" maturity conditions; the maturity may extend to February 2026 at the latest.
We had outstanding letters of credit totaling $11 million and $12 million as of March 31, 2023 and December 31, 2022, respectively, which were secured by a $20 million cash collateral deposit account.
Senior Secured Credit Facilities
Refinancing Transactions
On March 9, 2022, we entered into an amendment to refinance another portion of our then-outstanding Term Loan B facility (the "March 2022 Refinancing"). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement including the Sixth Term A Loan Refinancing and Incremental Amendments entered into in December 2020 and all preceding amendments. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022, of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022, of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.

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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of March 31, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Notes
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
AR Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. On March 30, 2023, we borrowed $115 million under the AR Facility. These proceeds are being used for general corporate purposes.
The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%. The drawn fee varies based on our leverage, and Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $2 million and are recorded in other assets, net in our consolidated financial statements.
The AR Facility is scheduled to terminate on February 13, 2026, unless extended in accordance with its terms. The AR Facility is subject to a springing maturity date should certain events occur in relation to material indebtedness (as defined in the AR Facility) of ours, Sabre Securitization and certain other subsidiaries.
In connection with the AR Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the "Receivables") to Sabre Securitization to be held as collateral for borrowings under the AR Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the AR Facility, the lenders under the AR Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the AR Facility. As of March 31, 2023, $415 million of Receivables are held as assets by Sabre Securitization, consisting of $401 million of accounts receivable, net of allowance for credit losses and $14 million of other assets, net in our consolidated balance sheet.
The AR Facility is accounted for as a secured borrowing on a consolidated basis, rather than a sale of assets; as a result, (i) Receivables balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our consolidated balance sheets, (ii) our consolidated statements of operations reflect the associated charges for bad debt expense (a component of general and administrative expenses) related to the pledged Receivables and interest expense associated with the AR Facility and (iii) receipts from customers related to the underlying Receivables are reflected as operating cash flows and borrowings and repayments under the AR Facility are reflected as financing cash flows within our consolidated statements of cash flows. The receivables and other assets of Sabre Securitization are not available to satisfy creditors of any entity other than Sabre Securitization.
The AR Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of March 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of March 31, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of March 31, 2023, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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
The following table sets forth the carrying value of the Exchangeable Notes as of March 31, 2023 and December 31, 2022, (in thousands):

	March 31, 2023	December 31, 2022
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	5,056	5,642
Net carrying value	$328,164	$327,578

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$3,332	$3,332
Amortization of issuance costs	586	559

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
Forward Contracts—In order to hedge our operational expenditures' exposure to foreign currency movements, we were a party to certain foreign currency forward contracts that extended until December 31, 2020. We designated these instruments as cash flow hedges. As of March 31, 2023 and December 31, 2022, we had no unsettled forward contracts.
Interest Rate Swap Contracts—We had no interest rate swaps outstanding during the three months ended March 31, 2022. Interest rate swaps outstanding during the three months ended March 31, 2023, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(2)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(3)	June 30, 2022	December 31, 2023
______________________
(1)    Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

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

The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$3,620	$4,905
Interest rate swaps	Other noncurrent liabilities	(173)	(168)
Total		$3,447	$4,737

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2023 are as follows (in thousands):

Amount of Losses Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2023
Interest rate swaps	$(296)
Total	$(296)

		Amount of Gains Reclassified from Accumulated OCI into Income, Effective Portion
		Three Months Ended March 31, 2023
Interest rate swaps	Interest expense, net	$(989)
Total		$(989)

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
Time deposits—Our valuation technique used to measure the fair values of our time deposit instruments was derived from the following: non-binding market consensus prices that were corroborated by observable market data and quoted market prices for similar instruments.
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of March 31, 2023, we continued to own these

8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.

The following tables present our assets that are required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value at Reporting Date Using
Assets:	March 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$3,447	$—	$3,447	$—
Investment in securities	53,362	53,362	—	—
Money market funds	439,420	439,420	—	—
Time deposits	203,198	—	203,198	—
Total	$699,427	$492,782	$206,645	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2022	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,737	$—	$4,737	$—
Investment in securities	54,303	54,303	—	—
Money market funds	153,252	153,252	—	—
Time deposits	444,835	—	444,835	—
Total	$657,127	$207,555	$449,572	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2023.
Unrealized losses recognized during the three months ended March 31, 2023 from our investments in securities totaled $1 million which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable Notes, senior secured notes due 2025 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balance of our AR Facility approximated its fair value as of March 31, 2023.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
2021 Term Loan B-1	$355,252	$362,872	$396,174	$397,147
2021 Term Loan B-2	536,239	578,042	628,432	629,832
2022 Term Loan B-1	536,379	567,974	612,831	614,139
2022 Term Loan B-2	578,437	623,235	640,425	640,899
9.25% senior secured notes due 2025	722,397	774,128	775,000	775,000
7.375% senior secured notes due 2025	759,658	813,539	850,000	850,000
4.00% senior exchangeable notes due 2025	302,121	358,440	333,220	333,220
11.25% senior secured notes due 2027	513,109	572,058	545,156	544,770
______________________
(1)Excludes net unamortized debt issuance costs.

Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three months ended March 31, 2023. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
10. Accumulated Other Comprehensive Loss
As of March 31, 2023 and December 31, 2022, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2023	December 31, 2022
Defined benefit pension and other postretirement benefit plans	$(72,483)	$(73,746)
Unrealized foreign currency translation gain	6,833	5,257
Unrealized gain on interest rate swaps	3,292	4,577
Share of other comprehensive loss of equity method investments	(2,121)	(1,819)
Total accumulated other comprehensive loss, net of tax	$(64,479)	$(65,731)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of March 31, 2023, we have not contributed to our defined benefit pension plan in 2023. Based on current assumptions, we expect to make a contribution of up to $10 million in 2023 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, we paid cash dividends on our preferred stock of $5 million. On April 26, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2023 to holders of record of the Preferred Stock on May 15, 2023.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the three months ended March 31, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2023.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. As of March 31, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 7. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
(Loss) income from continuing operations	$(99,366)	$47,544
Less: Net income attributable to noncontrolling interests	(835)	272
Less: Preferred stock dividends	5,346	5,346
Net (loss) income from continuing operations available to common stockholders, basic	(103,877)	41,926
Add: Interest expense, net of tax for exchangeable notes	—	3,074
Add: Preferred stock dividends	—	5,346
Net (loss) income from continuing operations available to common stockholders, diluted	$(103,877)	$50,346
Denominator:
Basic weighted-average common shares outstanding	328,928	323,658
Add: Dilutive effect of stock options and restricted stock awards	—	4,251
Add: Dilutive effect of exchangeable notes	—	42,302
Add: Dilutive effect of preferred shares	—	39,167
Diluted weighted-average common shares outstanding	328,928	409,378
Earnings per share from continuing operations:
Basic	$(0.32)	$0.13
Diluted	$(0.32)	$0.12
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 1 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2023 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 3 million and 2 million of anti-dilutive common stock equivalents for the three months ended March 31, 2023 and 2022, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2023 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 47 million resulting common shares related to the Preferred Stock for the three months ended March 31, 2023 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. The court has referred the issue of the attorneys' fees and costs to a magistrate judge. On April 10, 2023, the magistrate issued a recommendation that US Airways is entitled to a reasonable attorneys' fees award, but that the award is subject to a reduction to reflect their nominal recovery. The magistrate's recommendation is subject to the approval of the court. To date, US Airways has not yet filed any papers with the court seeking a particular amount for its attorneys’ fees and costs. During the quarter ended September 30, 2022, we accrued an estimated loss in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022. At this time, we do not have sufficient information to estimate a range of reasonably possible or probable attorneys' fees and costs in excess of the amount recorded. The amount of attorneys’ fees and costs to be awarded is subject to the final decision by the trial court, which may be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses for as long as the lawsuit is ongoing.

Indian Income Tax Litigation
We were a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999, and later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue further tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are no longer material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in our favor on June 19, 2009 and July 10, 2009, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT has appealed the decision to the Supreme Court of India which upheld the Delhi High Court ruling on April 19, 2023. We have appealed the tax assessments for the assessment years ended March 2013 to March 2018 with the ITAT and no trial date has been set for these subsequent years.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $18 million as of March 31, 2023. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2023, we have not determined that an adverse outcome is probable with respect to current outstanding claims; as a result, we have not accrued any material amounts for exposure related to such contingencies or adverse decisions. Nevertheless, we may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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
Our CODM utilizes Adjusted Operating Income (Loss), which is not a recognized term under GAAP, as the measure of profitability to evaluate performance of our segments and allocate resources. Our use of Adjusted Operating Income (Loss) has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
We define Adjusted Operating Income (Loss) as operating loss adjusted for equity method income (loss), acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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
Segment information for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Travel Solutions	$677,441	$533,998
Hospitality Solutions	73,812	56,004
Eliminations	(8,558)	(5,092)
Total revenue	$742,695	$584,910
Adjusted Operating Income (Loss)(a)
Travel Solutions	$90,102	$45,306
Hospitality Solutions	(8,495)	(15,117)
Corporate	(53,930)	(59,344)
Total	$27,677	$(29,155)
Depreciation and amortization
Travel Solutions	$24,606	$28,254
Hospitality Solutions	5,684	5,800
Total segments	30,290	34,054
Corporate	10,029	16,054
Total	$40,319	$50,108
Capital Expenditures
Travel Solutions	$13,051	$7,397
Hospitality Solutions	1,928	3,529
Total segments	14,979	10,926
Corporate	3,131	6,477
Total	$18,110	$17,403
______________________
(a)The following table sets forth the reconciliation of operating loss in our consolidated statements of operations to Adjusted Operating Income (Loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating loss	$(213)	$(79,532)
Add back:
Equity method income (loss)	423	(170)
Acquisition-related amortization(1)	9,934	15,803
Restructuring and other costs(2)	(319)	—
Acquisition-related costs(3)	847	3,664
Litigation costs, net(4)	—	3,475
Stock-based compensation	17,005	27,605
Adjusted Operating Income (Loss)	$27,677	$(29,155)
______________________
(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs represents adjustments to charges recorded in previous periods associated with severance benefits related to employee terminations.
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(4)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Recent Developments Affecting our Results of Operations
The travel industry continues to be adversely affected by the global health crisis due to the outbreak of the coronavirus, including variants ("COVID-19"). The travel ecosystem has shifted over the past few years, including through the COVID-19 pandemic, resulting in the changing needs of our airline, hotel and agency customers. This pandemic has resulted in continued material headwinds for our consolidated financial results in 2022 and through the first quarter of 2023. Despite the continued impacts of the COVID-19 pandemic on our business and global travel volumes, as travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the first quarter of 2023. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to previous periods.
We believe our cash position and the liquidity measures we have taken will continue to provide flexibility as we manage through the global economic recovery from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the COVID-19 impact, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.”
On May 4, 2023, we announced planned actions impacting our workforce. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. Restructuring and other costs from these actions are estimated to be approximately $70 million.
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma, for net cash consideration of $62 million and conversion of a pre-existing loan into share capital. We have consolidated the results of Conferma from the date of acquisition into our Travel Solutions segment, which did not have a material impact on our results of operations. In February 2023, we sold 19% of the common shares of the direct parent of Conferma to a third party for proceeds of $16 million, resulting in a redeemable non-controlling interest.
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $192 million (after-tax $121 million) in Other, net in our consolidated statements of operations for the three months ended March 31, 2022, which was subsequently adjusted in the second quarter of 2022 related to $12 million in contingencies identified in connection with the sale. See Note 3. Acquisitions and Dispositions for further details.
In March 2022, we terminated our distribution agreement with a Travel Solutions customer located in Russia which impacted our revenue in 2022. In August 2022, Russia adopted legislation and related regulations that, effective October 30, 2022, require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. A Travel Solutions customer of these types of services located in Russia ceased using our systems on that date. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has and is expected to continue to negatively impact our revenue and results.
During the three months ended March 31, 2022, we recognized $24 million of previously deferred revenue due to a change in facts and circumstances associated with a certain Travel Solutions customer located in Russia. This amount was fully paid by the customer and it was no longer considered probable that this revenue would be reversed. See Note 2. Revenue from Contracts with Customers for details regarding the impact on revenue.
Factors Affecting our Results
In addition to the "—Recent Developments Affecting our Results of Operations" above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 14 years as of March 31, 2023 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Travel Solutions
Direct Billable Bookings - Air	84,348	57,550	46.6%
Direct Billable Bookings - LGS	12,295	7,428	65.5%
Distribution Total Direct Billable Bookings	96,643	64,978	48.7%
IT Solutions Passengers Boarded	165,032	129,163	27.8%

Hospitality Solutions
Central Reservations System Transactions	27,746	23,028	20.5%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income (Loss)1 as operating loss adjusted for equity method loss, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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

______________________
(1)For previous periods, no restructuring and other costs were recognized. Accordingly, such costs were not previously included in the calculation of this non-GAAP financial measure.

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating loss to Adjusted Operating Income (Loss), and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to common stockholders	$(104,280)	$42,060
Loss (income) from discontinued operations, net of tax	403	(134)
Net (loss) income attributable to noncontrolling interests(1)	(835)	272
Preferred stock dividends	5,346	5,346
(Loss) income from continuing operations	(99,366)	47,544
Adjustments:
Acquisition-related amortization(2a)	9,934	15,803
Restructuring and other costs(4)	(319)	—
Loss on extinguishment of debt	—	3,533
Other, net(3)	(2,407)	(191,241)
Acquisition-related costs(5)	847	3,664
Litigation costs, net(6)	—	3,475
Stock-based compensation	17,005	27,605
Tax impact of adjustments(7)	16,005	(3,552)
Adjusted Net Loss from continuing operations	$(58,301)	$(93,169)
Adjusted Net Loss from continuing operations per share	$(0.18)	$(0.29)
Diluted weighted-average common shares outstanding	328,928	323,658

Operating loss	$(213)	$(79,532)
Add back:
Equity method income (loss)	423	(170)
Acquisition-related amortization(2a)	9,934	15,803
Restructuring and other costs(4)	(319)	—
Acquisition-related costs(5)	847	3,664
Litigation costs, net(6)	—	3,475
Stock-based compensation	17,005	27,605
Adjusted Operating Income (Loss)	$27,677	$(29,155)

(Loss) income from continuing operations	(99,366)	$47,544
Adjustments:
Depreciation and amortization of property and equipment(2b)	21,029	26,966
Amortization of capitalized implementation costs(2c)	9,356	7,339
Acquisition-related amortization(2a)	9,934	15,803
Restructuring and other costs(4)	(319)	—
Interest expense, net	99,784	61,058
Other, net(3)	(2,407)	(191,241)
Loss on extinguishment of debt	—	3,533
Acquisition-related costs(5)	847	3,664
Litigation costs, net(6)	—	3,475
Stock-based compensation	17,005	27,605
Provision (benefit) for income taxes	2,199	(596)
Adjusted EBITDA	$58,062	$5,150

The following table sets forth the reconciliation of diluted weighted-average common shares outstanding, calculated in accordance with GAAP, to the adjusted diluted weighted-average shares outstanding (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP diluted weighted-average common shares outstanding	328,928	409,378
Less: Dilutive effect of stock options and restricted stock awards	—	4,251
Less: Dilutive effect of exchangeable notes	—	42,302
Less: Dilutive effect of preferred shares	—	39,167
Adjusted diluted weighted-average common shares outstanding	328,928	323,658
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating loss in our statement of operations and Adjusted EBITDA to (Loss) income from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended March 31, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$90,102	$(8,495)	$(53,930)	$27,677
Less:
Equity method income	423	—	—	423
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	(319)	(319)
Acquisition-related costs(5)	—	—	847	847
Stock-based compensation		—	17,005	17,005
Operating income (loss)	$89,679	$(8,495)	$(81,397)	$(213)

Adjusted EBITDA	$114,708	$(2,811)	$(53,835)	$58,062
Less:
Depreciation and amortization of property and equipment(2b)	16,628	4,306	95	21,029
Amortization of capitalized implementation costs(2c)	7,978	1,378	—	9,356
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	(319)	(319)
Acquisition-related costs(5)	—	—	847	847
Stock-based compensation	—	—	17,005	17,005
Equity method income	423	—	—	423
Operating income (loss)	$89,679	$(8,495)	$(81,397)	$(213)
Interest expense, net				(99,784)
Other, net(3)				2,407
Equity method income				423
Provision for income taxes				(2,199)
Loss from continuing operations				$(99,366)

	Three Months Ended March 31, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$45,306	$(15,117)	$(59,344)	$(29,155)
Less:
Equity method loss	(170)	—	—	(170)
Acquisition-related amortization(2a)	—	—	15,803	15,803
Acquisition-related costs(5)	—	—	3,664	3,664
Litigation costs, net(6)	—	—	3,475	3,475
Stock-based compensation	—	—	27,605	27,605
Operating income (loss)	$45,476	$(15,117)	$(109,891)	$(79,532)

Adjusted EBITDA	$73,560	$(9,317)	$(59,093)	$5,150
Less:
Depreciation and amortization of property and equipment(2b)	22,115	4,600	251	26,966
Amortization of capitalized implementation costs(2c)	6,139	1,200	—	7,339
Acquisition-related amortization(2a)	—	—	15,803	15,803
Acquisition-related costs(5)	—	—	3,664	3,664
Litigation costs, net(6)	—	—	3,475	3,475
Stock-based compensation	—	—	27,605	27,605
Equity method loss	(170)	—	—	(170)
Operating income (loss)	$45,476	$(15,117)	$(109,891)	$(79,532)
Interest expense, net				(61,058)
Other, net(3)				191,241
Loss on extinguishment of debt				(3,533)
Equity method loss				(170)
Benefit for income taxes				596
Income from continuing operations				$47,544

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(72,409)	$(139,083)
Cash (used in) provided by investing activities	(18,110)	374,865
Cash provided by (used in) financing activities	111,939	(25,835)

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(72,409)	$(139,083)
Additions to property and equipment	(18,110)	(17,403)
Free Cash Flow	$(90,519)	$(156,486)
______________________________

(1) Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, (iv) Sabre Bulgaria of 40%, and (v) FERMR Holdings Limited (the direct parent of Conferma) of 19%.
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

(3) Other, net includes a $192 million gain on the sale of AirCentre during the three months ended March 31, 2022. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs represents adjustments to charges recorded in previous periods associated with severance benefits related to employee terminations.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Revenue	$742,695	$584,910
Cost of revenue, excluding technology costs	307,042	223,034
Technology costs	271,438	273,730
Selling, general and administrative	164,428	167,678
Operating loss	(213)	(79,532)
Interest expense, net	(99,784)	(61,058)
Loss on debt extinguishment	—	(3,533)
Equity method income (loss)	423	(170)
Other, net	2,407	191,241
(Loss) income from continuing operations before income taxes	(97,167)	46,948
Provision (benefit) for income taxes	2,199	(596)
(Loss) income from continuing operations	$(99,366)	$47,544

Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$677,441	$533,998	$143,443	27%
Hospitality Solutions	73,812	56,004	17,808	32%
Total segment revenue	751,253	590,002	161,251	27%
Eliminations	(8,558)	(5,092)	(3,466)	68%
Total revenue	$742,695	$584,910	$157,785	27%
Travel Solutions—Revenue increased $143 million, or 27%, for the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to:
•a $183 million, or 53%, increase in transaction-based distribution revenue primarily due to a 49% increase in Direct Billable Bookings to 97 million and favorable rate impacts from improved international and corporate bookings; and
•a $40 million, or 21% decrease in IT solutions revenue primarily due to a $36 million decrease from the sale of our AirCentre portfolio on February 28, 2022 and $37 million lower revenue from a de-migrated Russian carrier, of which $24 million is related to previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances. These reductions were partially offset by an increase in revenue of $15 million primarily due to a 28% increase in passengers boarded to 165 million and a $16 million increase due to the recognition of a termination fee on a de-migrated carrier that previously terminated.
Hospitality Solutions—Revenue increased $18 million, or 32%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily driven by a $17 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 21% to 28 million, a favorable mix within our customer base, and a $1 million increase in DX revenue.

Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$267,427	$189,754	$77,673	41%
Hospitality Solutions	37,057	27,725	9,332	34%
Eliminations	(8,558)	(5,092)	(3,466)	68%
Total segment cost of revenue, excluding technology costs	295,926	212,387	83,539	39%
Corporate	1,552	1,978	(426)	(22)%
Depreciation and amortization	9,564	8,669	895	10%
Total cost of revenue, excluding technology costs	$307,042	$223,034	$84,008	38%
Travel Solutions—Cost of revenue, excluding technology costs, increased $78 million, or 41%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily driven by an $85 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a $7 million decrease in labor and professional costs primarily due to the sale of AirCentre.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $9 million, or 34%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes and the mix of our customer base.
Technology Costs

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$233,020	$225,144	$7,876	3%
Hospitality Solutions	29,889	28,560	1,329	5%
Corporate	8,529	20,026	(11,497)	(57)%
Total technology costs	$271,438	$273,730	$(2,292)	(1)%

Travel Solutions—Technology costs increased $8 million, or 3%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily driven by an $18 million increase in labor and professional services costs to support our technology transformation initiatives. This increase was partially offset by a $5 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. Additionally, depreciation and amortization decreased by $5 million primarily due to the sale of our AirCentre portfolio and the completion of amortization of capitalized internal use software.
Hospitality Solutions—Technology costs increased $1 million, or 5%, for the three months ended March 31, 2023 compared to the same period in the prior year due to a $4 million increase in technology costs to support our technology transformation initiatives, including the migration of SynXis to the cloud. This increase was partially offset by a $2 million decrease in labor and professional services.

Corporate—Technology costs decreased $11 million, or 57%, for the three months ended March 31, 2023 compared to the same period in the prior year due to a $5 million decrease in depreciation and amortization associated with a reduction in intangible amortization as a result of the completion of amortization of technology assets from prior acquisitions, a $4 million decrease in labor and professional services and a $2 million decrease in stock-based compensation.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$79,123	$67,031	$12,092	18%
Hospitality Solutions	13,989	13,626	363	3%
Corporate	71,316	87,021	(15,705)	(18)%
Total selling, general and administrative expenses	$164,428	$167,678	$(3,250)	(2)%

Travel Solutions—Selling, general and administrative expenses increased $12 million, or 18%, for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to a $6 million increase in the provision for credit losses and a $5 million increase due to continued investment in our internal business systems.

Corporate—Selling, general and administrative expenses decreased $16 million, or 18%, for the three months ended March 31, 2023 compared to the same period in the prior year. This decrease was driven by an $8 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, a $3 million decrease in professional services related to our business structure and strategy, a $3 million decrease in technology costs, and a reduction in other business expenses. These decreases were partially offset by a $2 million increase in labor and professional services and a $1 million increase in risk and security costs.
Interest expense, net

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$99,784	$61,058	$38,726	63%

Interest expense increased $39 million, or 63%, during the three months ended March 31, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans. This increase was partially offset by the impact of our interest rate swaps. See Note 8. Derivatives for further details regarding our interest rate swaps.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $4 million for the three months ended March 31, 2022 as a result of the refinancing that occurred in the first quarter of 2022. See Note 7. Debt for further details.
Other, net

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$(2,407)	$(191,241)	$188,834	(99)%
Other, net decreased $189 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to the sale of AirCentre in the first quarter of 2022, which resulted in a gain of approximately $192 million. See Note 3. Acquisitions and Dispositions for further details regarding the sale of AirCentre.
Provision (benefit) for Income Taxes

	Three Months Ended March 31,
	2023	2022	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$2,199	$(596)	$2,795	(469)%

For the three months ended March 31, 2023, we recognized $2 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax benefit of $1 million, also representing an effective tax rate of less than 1% for the three months ended March 31, 2022. The effective tax rate remained relatively flat for the for the three months ended March 31, 2023 as compared to the same period in 2022. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$817,075	$794,888
Available balance under the AR Facility	3,700	—
AR Facility outstanding balance	115,000	—
Available under the bilateral letter of credit facility	8,618	8,473
Outstanding letters of credit under the bilateral letter of credit facility	11,381	11,527
On March 30, 2023, we drew $115 million under the AR Facility to supplement our liquidity, which remained outstanding as of March 31, 2023. As of March 31, 2023, the borrowing base was $119 million, of which Sabre had availability of $4 million. Our AR Facility matures on January 14, 2025 at the earliest and February 13, 2026 at the latest, depending on certain "springing" maturity conditions. The AR Facility allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2023 and December 31, 2022. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
As previously disclosed, we responded to the impact of COVID-19 on our business with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), and completing debt and equity offerings. Additionally, given the market conditions resulting from COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. In 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements. In 2022, we further refinanced and extended the maturity on other portions of our debt, which also negatively impacted our results due to increasing interest rates. We believe the ongoing effects of COVID-19 on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery from the COVID-19 pandemic. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. Cash payments for restructuring and other related costs are expected to be approximately $50 million for the full year 2023, which will impact our free cash flow. See “—Risk Factors" for further details.
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
While the COVID-19 pandemic has had an adverse impact on our business, we recognized federal taxable income in 2022 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss ("NOL") carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2023, and we also expect to benefit from the usage of NOLs in 2023 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2023.
Capital Resources
As of March 31, 2023, our outstanding debt totaled $4,855 million, which is net of debt issuance costs and unamortized discounts. Currently approximately 28% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations.." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2022 and the first quarter of 2023, in response to the conflict in Ukraine, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. We expect to further refinance portions of our debt in 2023 and 2024 which, at current interest rates, may negatively impact our interest expense. In addition, as a result of the judgment in our antitrust litigation with US Airways, we may be required as early as 2024 to pay US Airways' reasonable attorneys' fees and costs. See Note 13. Contingencies, to our consolidated financial statements. Depending on the amount of attorneys' fees and costs, if any, that might be awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured.
Our continued access to capital resources depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. These external events could lead to further market disruption and potential increases to our funding costs. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any such incremental indebtedness, if available and to the extent issued in the future, would likely be unsecured. If our credit ratings were to be downgraded, or financing sources were to become more limited or to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see "Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available."
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into a securitization transaction on our accounts receivable balances pursuant to the AR facility which provided a maximum of $200 million in additional funding. As of March 31, 2023, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement and the AR Facility.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2021, we were not required to make an excess cash flow payment in 2022, and no excess cash flow payment is required in 2023 with respect to our results for the year ended December 31, 2022.
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of March 31, 2023, we have reinvested $245 million of the proceeds from the disposition of AirCentre. Additional reinvestments are expected prior to May of 2023. To the extent not considered reinvested into the business, any remaining proceeds from the disposition of AirCentre, net of taxes, will be used to pay down the term loans.
As of March 31, 2023, we had outstanding approximately $1 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of 2021 Term Loan B-1 for $396 million and 2021 Term Loan B-2 for $628 million. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021, and subsequently extended the phase-out date to June 30, 2023. In July 2021, we entered into the 2021 Refinancing which, among other things, allows for the LIBOR rate to be phased out and replaced with SOFR plus a credit spread adjustment factor for 2021 Term Loan B-1 and 2021 Term Loan B-2, and we therefore do not anticipate a material impact from the anticipated phase out of LIBOR with respect to these loans.
Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On March 9, 2022 and August 15, 2022, we refinanced and extended the maturity on a portion of the Term Loan B facility. See “— Senior Secured Credit Facilities" below.
On December 6, 2022, Sabre GLBL entered into a new debt agreement consisting of $555 million aggregate principal amount of 11.250% senior secured notes due 2027 (the “December 2027 Notes”). We used the proceeds of the December 2027 Notes issuance to redeem the remaining principal balance on the Term Loan B of $536 million, plus $1 million of accrued interest (the “December 2022 Refinancing”). We recognized a loss on extinguishment of debt of $1 million during the year ended December 31, 2022 in connection the December 2022 Refinancing, which consisted of the write-off of unamortized debt issuance costs and discount of $1 million. See Note 7. Debt, to our consolidated financial statements for further information.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, an indirect, consolidated subsidiary of Sabre Corporation and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. On March 30, 2023, we borrowed $115 million under the AR Facility. These proceeds are being used for general corporate purposes.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million of accrued preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, we paid cash dividends on our preferred stock of $5 million. On April 26, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on June 1, 2023 to holders of record of the Preferred Stock on May 15, 2023.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the three months ended March 31, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2023.
Senior Secured Credit Facilities
On March 9, 2022, we entered into an amendment to refinance another portion of our then-outstanding Term Loan B facility (the "March 2022 Refinancing"). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement including the Sixth Term A Loan Refinancing and Incremental Amendments entered into in December 2020 and all preceding amendments. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022, of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.

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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of March 31, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Cash Flows

	Three Months Ended March 31,
	2023	2022

	(Amounts in thousands)
Cash used in operating activities	$(72,409)	$(139,083)
Cash (used in) provided by investing activities	(18,110)	374,865
Cash provided by (used in) financing activities	111,939	(25,835)
Cash provided by (used in) discontinued operations	52	(1,680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	715	(205)
Increase in cash, cash equivalents and restricted cash	$22,187	$208,062
Operating Activities
Cash used in operating activities totaled $72 million for the three months ended March 31, 2023. The $67 million increase in operating cash flow from the same period in the prior year was primarily due to increased transaction volumes, partially offset by a $29 million increase in interest payments related to our debt.
Investing Activities
For the three months ended March 31, 2023, we used $18 million of cash for capital expenditures primarily related to software developed for internal use.
For the three months ended March 31, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $17 million of cash used on capital expenditures primarily related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2023, financing activities provided $112 million. Significant highlights of our financing activities include:
•proceeds of $115 million from borrowings on our AR Facility;
•proceeds of $16 million from the sale of our common shares of Conferma;
•payment of $6 million on our term loans;
•payment of $2 million for debt discount and issuance costs;
•net payments of $5 million from the settlement of employee stock-option awards; and
•payment of $5 million in dividends on our preferred stock.
For the three months ended March 31, 2022, financing activities used $26 million. Significant highlights of our financing activities include:
•proceeds of $625 million from the issuance of New Other Term B Facility;
•payment of $623 million on Term Loan B;
•payment of $3 million on 2021 Term Loan B-1 and 2021 Term Loan B-2;

•payment of $10 million for debt prepayment fees and issuance costs;
•net payments of $10 million from the settlement of employee stock-option awards; and
•payment of $5 million in dividends on our preferred stock.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2022 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, other than the impact of interest rates on our debt and additional borrowings under the three-year committed accounts receivable securitization facility of $115 million. As of March 31, 2023, we had a total debt obligation of $6.4 billion, with $345 million due for the remainder of 2023.
We had no off balance sheet arrangements during the three months ended March 31, 2023 and year ended December 31, 2022.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. Since the date of the annual report on Form 10-K filed with the SEC on February 17, 2023, there have been no material changes to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. There were no material changes in our market risk since December 31, 2022 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Internal Control Over Financial Reporting
In March of 2023, we completed an additional implementation phase of a new billing system that impacted our control environment over a considerable portion of our revenue. The first implementation phase was completed in the fourth quarter of 2021 and impacted our control environment over a small portion of our revenue. Over the next few years, we expect to migrate the majority of our billing of revenue and processing of incentive consideration to this system, which may materially affect our internal control over financial reporting.
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
The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020, 2021 and 2022 and for the first three months of 2023 (excluding the positive impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This negative impact could continue for an unpredictable period. Due to the uncertain and evolving nature of current conditions around the world, we expect the effects of the outbreak to continue to have a significant adverse impact on our business, financial condition and operating results.
The COVID-19 pandemic may result in potential impairments of goodwill, long-term investments and long-lived assets; increasing provisions for bad debt including risks associated with travel agencies ability to repay us for incentive fees associated with bookings that have now cancelled; and increases in cash outlays to refund travel service providers for cancelled bookings.
We did not record any material impairments in 2022 or in the first three months of 2023 as a result of the COVID-19 pandemic; however, future changes in our expected cash flows or other factors as a result of the COVID-19 pandemic may cause our goodwill or other assets to be impaired, resulting in a non-cash charge. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our consolidated financial statements of potential future impairments cannot be reasonably estimated, but could be material. Throughout 2021, and to a lesser extent in 2022, we experienced the reversal of certain provisions for bad debt recorded during 2020, as the travel industry began to recover and payment experience began to improve. Any material increase in our provisions for bad debt and any material impact of payment experience would have a corresponding effect on our results of operations, liquidity and related cash flows.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data.
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
The defense of these actions, as well as any of the other actions described under Note 13. Contingencies, to our consolidated financial statements or elsewhere in this Quarterly Report on Form 10-Q, and any other actions that might be brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications, cybersecurity, environmental, social and governance matters, and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
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
Russia has recently adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted and is expected to continue to negatively impact our revenue and results. See “—Recent Developments Affecting our Results of Operations" for further details.
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
Risks Related to Technology and Intellectual Property
We rely on the availability and performance of information technology services provided by third parties, including DXC Technology ("DXC") and other network, cloud and SaaS providers.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the continued effects of Brexit and recent legislation and related regulations in Russia (see "—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures and, travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of March 31, 2023, we had $4.9 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any such additional indebtedness to the extent issued in the future, would likely be unsecured. The terms of our Amended and Restated Credit Agreement allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain covenants could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
There can be no assurance that financing or refinancing will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or adversely affect our ability to operate our business. Additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations would be used to make principal and interest payments on the indebtedness and we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business decisions and further limit our ability to pay dividends. Recent increases in interest rates, including due to increased inflationary pressures, have significantly increased our interest expense, and further increases in interest rates would result in additional interest expense, which would adversely impact our financial performance. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets including as a result of uncertainty from US debt ceiling negotiations, could increase our cost of capital. Furthermore, raising capital through public or private sales of equity could cause earnings or ownership dilution to your shareholding interests in our company.
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
As of March 31, 2023, we had outstanding approximately $1.0 billion of variable debt that is indexed to the London Interbank Offered Rate ("LIBOR") consisting of Term Loan B-1 for $396 million and Term Loan B-2 for $628 million. These term loans included hard-wired fallback language, as published by the Alternative Reference Rates Committee, that will replace LIBOR with Term Secured Overnight Financing Rate ("SOFR") plus specified credit spread adjustments when LIBOR ceases to be published in June 2023 or such sooner date on which we may opt in. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Senior Secured Credit Facilities" for the estimated impacts of this change, which we do not expect to be material.
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
Our consolidated balance sheets at March 31, 2023 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2023, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have a significant impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain "digital economy" sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as "digital services taxes" ("DSTs"). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2023. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of March 31, 2023.

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
10.116
Receivables Financing Agreement, dated as of the Closing Date, among the SPE, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as initial servicers, the Administrative Agent, the lenders party thereto, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.117†
Employment Agreement by and between the Company and Sean Menke, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.118†
Offer Letter by and between Sabre and Kurt Ekert, dated February 28, 2023 (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.119
Sale and Contribution Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC, Sabre GLBL Inc., GetThere L.P., Radixx Solutions International, Inc. and Prism Group, Inc. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.120
English Sale Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC and Sabre Global Technologies Limited (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.121†*	Offer Letter by and between Sabre Corporation and Ann Bruder effective May 1, 2023.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	May 4, 2023	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)