Form 10-Q
period 2023-06-30
Sabre Corp
filed 2023-08-03
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 28, 2023, 332,331,647 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

We may use our website, our LinkedIn account and our Twitter account (@Sabre_Corp) as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, LinkedIn and Twitter account. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$737,529	$657,532	$1,480,224	$1,242,442
Cost of revenue, excluding technology costs	316,370	274,245	623,412	497,279
Technology costs	284,279	277,172	555,717	550,902
Selling, general and administrative	179,063	176,308	343,491	343,986
Operating loss	(42,183)	(70,193)	(42,396)	(149,725)
Other (expense) income:
Interest expense, net	(106,134)	(66,884)	(205,918)	(127,942)
Gain (loss) on extinguishment of debt	12,543	—	12,543	(3,533)
Equity method income	459	186	882	16
Other, net	17,225	(43,937)	19,632	147,304
Total other (expense) income, net	(75,907)	(110,635)	(172,861)	15,845
Loss from continuing operations before income taxes	(118,090)	(180,828)	(215,257)	(133,880)
Provision for income taxes	5,909	5,390	8,108	4,794
Loss from continuing operations	(123,999)	(186,218)	(223,365)	(138,674)
Income (loss) from discontinued operations, net of tax	2	(284)	(401)	(150)
Net loss	(123,997)	(186,502)	(223,766)	(138,824)
Net (loss) income attributable to noncontrolling interests	(66)	885	(901)	1,157
Net loss attributable to Sabre Corporation	(123,931)	(187,387)	(222,865)	(139,981)
Preferred stock dividends	5,347	5,347	10,693	10,693
Net loss attributable to common stockholders	$(129,278)	$(192,734)	$(233,558)	$(150,674)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Net loss per common share	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Net loss per common share	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Weighted-average common shares outstanding:
Basic	332,147	326,573	330,547	325,124
Diluted	332,147	326,573	330,547	325,124
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(123,997)	$(186,502)	$(223,766)	$(138,824)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	2,282	—	3,857	(1,287)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $—, $—, $—	—	—	—	1,671
Amortization of prior service credits, net of taxes of $—, $—, $—, $—	(358)	(358)	(716)	(716)
Amortization of actuarial losses, net of taxes of $—, $—, $—, $—	(470)	2,210	1,151	3,993
Net change in retirement-related benefit plans, net of tax	(828)	1,852	435	4,948
Derivatives:
Unrealized gains (losses), net of taxes of $—, $—, $—, $—	1,181	(18)	885	(18)
Reclassification adjustment for realized (gains) losses, net of taxes of $—, $—, $—, $—	(1,427)	244	(2,416)	244
Net change in derivatives, net of tax	(246)	226	(1,531)	226
Share of other comprehensive (loss) income of equity method investments	(36)	(200)	(338)	455
Other comprehensive income	1,172	1,878	2,423	4,342
Comprehensive loss	(122,825)	(184,624)	(221,343)	(134,482)
Less: Comprehensive loss (income) attributable to noncontrolling interests	66	(885)	901	(1,157)
Comprehensive loss attributable to Sabre Corporation	$(122,759)	$(185,509)	$(220,442)	$(135,639)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$706,148	$794,888
Restricted cash	21,036	21,035
Accounts receivable, net of allowance for credit losses of $42,458 and $38,815	441,214	353,587
Prepaid expenses and other current assets	177,365	191,979
Total current assets	1,345,763	1,361,489
Property and equipment, net of accumulated depreciation of $1,896,352 and $1,939,215	234,166	229,419
Equity method investments	21,466	22,401
Goodwill	2,558,422	2,542,087
Acquired customer relationships, net of accumulated amortization of $815,335 and $803,026	226,735	238,756
Other intangible assets, net of accumulated amortization of $779,272 and $771,611	164,450	171,498
Deferred income taxes	36,292	38,892
Other assets, net	337,267	358,333
Total assets	$4,924,561	$4,962,875

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$216,601	$171,068
Accrued compensation and related benefits	125,692	122,022
Accrued subscriber incentives	243,480	218,761
Deferred revenues	84,961	66,503
Other accrued liabilities	224,537	213,737
Current portion of debt	4,040	23,480
Total current liabilities	899,311	815,571
Deferred income taxes	27,558	38,629
Other noncurrent liabilities	268,780	264,411
Long-term debt	4,797,554	4,717,091
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	15,014	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, 3,290 issued and outstanding as of June 30, 2023 and December 31, 2022; aggregate liquidation value of $329,000 as of June 30, 2023 and December 31, 2022	33	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 358,563 and 353,436 shares issued, 332,297 and 328,542 shares outstanding at June 30, 2023 and December 31, 2022, respectively	3,586	3,534
Additional paid-in capital	3,224,318	3,198,580
Treasury Stock, at cost, 26,267 and 24,895 shares at June 30, 2023 and December 31, 2022, respectively	(519,765)	(514,215)
Accumulated deficit	(3,740,086)	(3,506,528)
Accumulated other comprehensive loss	(63,307)	(65,731)
Noncontrolling interest	11,565	11,500
Total stockholders’ deficit	(1,083,656)	(872,827)
Total liabilities and stockholders’ deficit	$4,924,561	$4,962,875

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(223,766)	$(138,824)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,207	99,334
Stock-based compensation expense	25,743	53,732
Deferred income taxes	(18,734)	(8,600)
Amortization of upfront incentive consideration	18,010	23,785
(Gain) loss on extinguishment of debt	(12,543)	3,533
Amortization of debt discount and issuance costs	11,464	7,003
Provision for expected credit losses	8,292	263
(Gain) loss on investment fair value adjustment	(3,840)	29,520
Other	(3,576)	3,363
Dividends received from equity method investments	1,514	488
Loss from discontinued operations	401	150
Gain on sale of assets and investments	—	(180,081)
Changes in operating assets and liabilities:
Accounts and other receivables	(101,815)	(170,853)
Prepaid expenses and other current assets	24,856	(7,658)
Capitalized implementation costs	(4,368)	(7,059)
Upfront incentive consideration	(13,273)	(6,593)
Other assets	6,243	33,557
Accrued compensation and related benefits	4,355	(31,370)
Accounts payable and other accrued liabilities	72,479	73,736
Deferred revenue including upfront solution fees	32,163	10,262
Cash used in operating activities	(99,188)	(212,312)
Investing Activities
Additions to property and equipment	(48,190)	(33,384)
Acquisitions, net of cash acquired	(13,355)	(6,986)
Net proceeds from dispositions	—	392,268
Purchase of investment in equity securities	—	(80,000)
Cash (used in) provided by investing activities	(61,545)	271,898
Financing Activities
Payments on borrowings from lenders	(718,722)	(629,479)
Proceeds on borrowings from lenders	677,486	625,000
Proceeds from borrowings under AR Facility	178,600	—
Payments on borrowings under AR Facility	(48,600)	—
Debt prepayment fees and issuance costs	(23,007)	(9,747)
Proceeds from sale of redeemable shares in subsidiary	16,000	—
Dividends paid on preferred stock	(10,693)	(10,693)
Net payment on the settlement of equity-based awards	(5,555)	(15,330)
Other financing activities	4,851	(159)
Cash provided by (used in) financing activities	70,360	(40,408)
Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	80	(2,698)
Cash provided by (used in) discontinued operations	80	(2,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,554	(2,652)
(Decrease) increase in cash, cash equivalents and restricted cash	(88,739)	13,828
Cash, cash equivalents and restricted cash at beginning of period	815,923	999,391
Cash, cash equivalents and restricted cash at end of period	$727,184	$1,013,219
Non-cash additions to property and equipment	$506	$2,286
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)			(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Other
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)
Comprehensive loss								(123,931)	1,172	516	(122,243)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)	—	—	(5,347)
Settlement of stock-based awards	—	—	455,208	5	—	67,470	(261)	—	—	—	(256)
Stock-based compensation expense	—	—	—	—	8,738	—	—	—	—	—	8,738
Other	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	3,290,000	$33	358,563,492	$3,586	$3,224,318	26,266,613	$(519,765)	$(3,740,086)	$(63,307)	$11,565	$(1,083,656)

(1) Our mandatory convertible preferred stock accumulates cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	$(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)
Comprehensive loss	—	—	—	—	—	—	—	(187,387)	1,878	885	(184,624)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)			(5,347)
Settlement of stock-based awards	—	—	2,629,221	26	(1)	777,678	(5,021)		—	—	(4,996)
Stock-based compensation expense	—	—	—	—	26,127	—	—	—	—	—	26,127
Other	—	—	—	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2022	3,290,000	$33	352,943,330	$3,529	$3,169,441	24,784,524	$(513,462)	$(3,200,369)	$(75,945)	$10,191	$(606,582)

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
Recent Events—The travel ecosystem has shifted over the past few years, including through the COVID-19 pandemic, resulting in the changing needs of our airline, hotel and agency customers. These effects have resulted in continued material headwinds for our consolidated financial results in 2022 and through the second quarter of 2023. Despite continued impacts on our business and global travel volumes, as travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the second quarter of 2023. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to previous periods.
We believe our cash position and the liquidity measures we have taken will continue to provide flexibility as we manage through the global economic recovery. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the impact on our business, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2024. We elected the optional expedient in the second quarter of 2023 in connection with the SOFR Amendment (defined in Note 8. Debt below).

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
The following table presents our assets and liabilities with customers as of June 30, 2023 and December 31, 2022 (in thousands).

Account	Consolidated Balance Sheet Location	June 30, 2023	December 31, 2022
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$48,810	$55,473
Trade and unbilled receivables, net	Accounts receivable, net	439,251	352,214
Long-term trade unbilled receivables, net	Other assets, net	14,739	16,129
Contract liabilities	Deferred revenues / other noncurrent liabilities	147,314	115,151
______________________
(1) Includes contract assets of $12 million for June 30, 2023 and December 31, 2022.
During the six months ended June 30, 2023, we recognized revenue of approximately $21 million from contract liabilities that existed as of January 1, 2023. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distribution	$530,405	$431,538	$1,056,291	$774,426
IT Solutions	140,356	167,611	291,911	358,721
Total Travel Solutions	670,761	599,149	1,348,202	1,133,147
SynXis Software and Services	69,519	58,625	136,033	108,359
Other	7,152	7,579	14,450	13,849
Total Hospitality Solutions	76,671	66,204	150,483	122,208
Eliminations	(9,903)	(7,821)	(18,461)	(12,913)
Total Sabre Revenue	$737,529	$657,532	$1,480,224	$1,242,442
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2023, there was no impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period.
Our air booking cancellation reserve totaled $12 million and $11 million as of June 30, 2023, and December 31, 2022, respectively.
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
3. Acquisitions and Dispositions

Conferma
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $62 million and the conversion of a pre-existing loan receivable into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which was recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment. The accounting related to tax liabilities was finalized as of June 30, 2023 and did not result in any additional adjustments. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date. See Note 4. Redeemable Noncontrolling Interest for further details.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. The assets and liabilities associated with the AirCentre portfolio are presented as held for sale on our consolidated balance sheets as of December 31, 2021. On February 28, 2022, we completed the sale of AirCentre to a third party for net cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $34 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million) in Other, net in our consolidated statements of operations for the six months ended June 30, 2022, which includes a decrease recorded in the second quarter of 2022 of $12 million due to contingencies identified in connection with the sale.
4. Redeemable Noncontrolling Interest
On February 1, 2023, Sabre sold common shares, representing a 19% interest in Conferma’s direct parent, to a third party for cash consideration of $16 million. In connection with the sale, we entered into a governing agreement which requires us under limited conditions to redeem the 19% interest, if requested, for the original purchase price of $16 million. We currently do not believe it is probable that the noncontrolling interest will become redeemable, given the remote likelihood of the applicable conditions being satisfied.
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of June 30, 2023, the redeemable noncontrolling interest is $15 million.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Proceeds from sale of redeemable noncontrolling interest	$16,000
Net loss attributable to redeemable noncontrolling interest	(986)
Redeemable noncontrolling interest, end of period	$15,014

5. Restructuring Activities
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. This cost reduction plan will continue to be implemented over the remainder of 2023 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints.
During the three and six months ended June 30, 2023, we incurred $56 million in connection with this business plan, of which $12 million is recorded within cost of revenue, excluding technology costs, $21 million is recorded within technology costs and $23 million is recorded within selling, general and administrative costs within our consolidated statement of operations. A substantial portion of these costs represent future cash expenditures for the payment of severance and related benefits costs. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Six Months Ended June 30, 2023
Balance as of January 1, 2023	$—
Charges	55,648
Cash Payments	(21,691)
Balance as of June 30, 2023	$33,957

6. Income Taxes

    For the six months ended June 30, 2023, we recognized an $8 million income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $5 million, representing an effective tax rate of less than 1% for the six months ended June 30, 2022. The effective tax rate remained relatively flat for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of June 30, 2023, a cumulative valuation allowance of $515 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $69 million and $76 million as of June 30, 2023 and December 31, 2022, respectively.
7. Credit Losses
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2023 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2023
Balance at December 31, 2022	$38,815
Provision for expected credit losses	8,292
Write-offs	(4,808)
Other	159
Balance at June 30, 2023	$42,458
Our provision for expected credit losses for the six months ended June 30, 2023 increased $8 million from an immaterial provision in the same period in the prior year. Given the uncertainties surrounding the travel industry and the global economic recovery, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

8. Debt
As of June 30, 2023 and December 31, 2022, our outstanding debt included in our consolidated balance sheets totaled $4,802 million and $4,741 million, respectively, which are net of debt issuance costs of $57 million and $44 million, respectively, and unamortized discounts of $71 million and $54 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2023 and December 31, 2022 (in thousands):

	Rate	Maturity	June 30, 2023	December 31, 2022
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$394,035	$397,940
2021 Term Loan B-2	S(1) + 3.50%	December 2027	614,151	634,340
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	620,313
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	673,313
Senior Secured Term Loan Due 2028	RR(3) + 1.75%(4)	December 2028	700,000	—
AR Facility(2)	S(1) + 2.25%	January 2025	130,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	104,901	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	850,000	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	333,220
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			4,930,064	4,839,126
Less current portion of debt outstanding			(4,040)	(23,480)
Face value of long-term debt outstanding			$4,926,024	$4,815,646
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2)The AR Facility (as defined below) is subject to certain "springing" maturity conditions; the maturity may extend to February 2026 at the latest.
(3)Represents the Reference Rate as defined below.
(4)At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid in kind the spread is 1.75%.
We had outstanding letters of credit totaling $13 million and $12 million as of June 30, 2023 and December 31, 2022, respectively, which were secured by a $21 million cash collateral deposit account.
Senior Secured Credit Facilities
On May 16, 2023, Sabre GLBL entered into Amendment No. 5 to the Credit Agreement (the “SOFR Amendment”). The SOFR Amendment was entered into pursuant to the Amended and Restated Credit Agreement, dated as of February 19, 2013. The SOFR Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate for the 2021 Term Loan B-1 and 2021 Term Loan B-2 and amends certain provisions of the Credit Agreement. The change from LIBOR to SOFR is due to the reference rate reform and the phasing out of LIBOR as a loan benchmark. The SOFR Amendment did not have a material impact on our financial position or results of operations.
Refinancing Transactions
On March 9, 2022, we entered into an amendment to refinance another portion of our then-outstanding Term Loan B facility (the "March 2022 Refinancing"). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement including the Sixth Term A Loan Refinancing and Incremental Amendments entered into in December 2020 and all preceding amendments. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the six months ended June 30, 2022, of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of June 30, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").
The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $13 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the six months ended June 30, 2023 of $14 million. As of June 30, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
The Senior Secured Term Loan Due 2028 matures on December 15, 2028 and offers us the ability to prepay subject to prepayment premiums as follows (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest is payable in kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments can be made at par plus accrued interest.
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable in kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest, with the Reference Rate for the first interest period deemed to be 13.00% per annum. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable in kind.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the "Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of June 30, 2023, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement.
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
AR Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. On March 30, 2023, we borrowed $115 million under the AR Facility. As of June 30, 2023, we had $130 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
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
The AR Facility is scheduled to terminate on February 13, 2026, unless extended in accordance with its terms. The AR Facility is subject to a springing maturity date of January 2025 should certain events occur in relation to material indebtedness (as defined in the AR Facility) of ours, Sabre Securitization and certain other subsidiaries.
In connection with the AR Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the "Receivables") to Sabre Securitization to be held as collateral for borrowings under the AR Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the AR Facility, the lenders under the AR Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the AR Facility. As of June 30, 2023, $471 million of Receivables are held as assets by Sabre Securitization, consisting of $456 million of accounts receivable and $15 million of other assets, net in our consolidated balance sheet.
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
The AR Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of June 30, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of June 30, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2023, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2023 and December 31, 2022, (in thousands):

	June 30, 2023	December 31, 2022
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	4,463	5,642
Net carrying value	$328,757	$327,578

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$3,332	$3,332	$6,664	$6,664
Amortization of issuance costs	593	565	1,179	1,124

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
Cash Flow Hedging Strategy—To protect against the reduction in value of forecasted foreign currency cash flows, we hedge portions of our revenues and expenses denominated in foreign currencies with forward contracts. For example, when the dollar strengthens significantly against the foreign currencies, the decline in present value of future foreign currency expense is offset by losses in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expense is offset by gains in the fair value of the forward contracts. Due to the uncertainty driven by the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. As of June 30, 2023 and December 31, 2022, we had no unsettled forward contracts.
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
Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2023 and 2022, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(2)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(3)	June 30, 2022	December 31, 2023
$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
______________________
(1)    Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the years 2023 through 2026. We designated these swaps as cash flow hedges.

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$3,374	$4,905
Interest rate swaps	Other noncurrent liabilities	(127)	(168)
Total		$3,247	$4,737

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$1,181	$(18)	$885	$(18)
Total	$1,181	$(18)	$885	$(18)

		Amount of (Gains) Losses Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swaps	Interest expense, net	$(1,427)	$244	$(2,416)	$244
Total		$(1,427)	$244	$(2,416)	$244

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

Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of June 30, 2023, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.

The following tables present our assets that are required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value at Reporting Date Using
Assets:	June 30, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$3,247	$—	$3,247	$—
Investment in securities	58,277	58,277	—	—
Money market funds	356,911	356,911	—	—
Time deposits	205,974	—	205,974	—
Total	$624,409	$415,188	$209,221	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2022	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,737	$—	$4,737	$—
Investment in securities	54,303	54,303	—	—
Money market funds	153,252	153,252	—	—
Time deposits	444,835	—	444,835	—
Total	$657,127	$207,555	$449,572	$—
______________________
(1) See Note 9. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2023.
Unrealized gains recognized during the three and six months ended June 30, 2023 from our investments in securities totaled $5 million and $4 million, respectively, which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable Notes, senior secured notes due 2025 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The outstanding principal balances of our AR Facility, and our Senior Secured Term Loan Due 2028, approximated their fair values as of June 30, 2023.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
2021 Term Loan B-1	$311,288	$362,872	$393,318	$397,147
2021 Term Loan B-2	483,260	578,042	610,175	629,832
2022 Term Loan B-1	454,848	567,974	597,922	614,139
2022 Term Loan B-2	514,635	623,235	616,504	640,899
9.25% senior secured notes due 2025	97,798	774,128	104,901	775,000
7.375% senior secured notes due 2025	755,535	813,539	850,000	850,000
4.00% senior exchangeable notes due 2025	259,092	358,440	333,220	333,220
11.25% senior secured notes due 2027	469,558	572,058	545,554	544,770
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and six months ended June 30, 2023. As we cannot predict the duration or scope of the COVID-19 pandemic, future impairments may occur and the negative financial impact to our consolidated financial statements and results of operations of potential future impairments cannot be reasonably estimated but could be material.
11. Accumulated Other Comprehensive Loss
As of June 30, 2023 and December 31, 2022, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2023	December 31, 2022
Defined benefit pension and other postretirement benefit plans	$(73,311)	$(73,746)
Unrealized foreign currency translation gain	9,115	5,257
Unrealized gain on interest rate swaps	3,046	4,577
Share of other comprehensive loss of equity method investments	(2,157)	(1,819)
Total accumulated other comprehensive loss, net of tax	$(63,307)	$(65,731)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act ("ARPA") of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of June 30, 2023, we have not contributed to our defined benefit pension plan in 2023. Based on current assumptions, we expect to make a contribution of up to $13 million in 2023 to our defined benefit pension plan. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023 and 2022, we paid cash dividends on our preferred stock of $5 million and $11 million, respectively. On July 26, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2023 to holders of record of the Preferred Stock on August 15, 2023.
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
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2023.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. As of June 30, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 8. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.

13. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(123,999)	$(186,218)	$(223,365)	$(138,674)
Less: Net (loss) income attributable to noncontrolling interests	(66)	885	(901)	1,157
Less: Preferred stock dividends	5,347	5,347	10,693	10,693
Net loss from continuing operations available to common stockholders, diluted	$(129,280)	$(192,450)	$(233,157)	$(150,524)
Denominator:
Basic weighted-average common shares outstanding	332,147	326,573	330,547	325,124
Diluted weighted-average common shares outstanding	332,147	326,573	330,547	325,124
Loss per share from continuing operations:
Basic	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Diluted	$(0.39)	$(0.59)	$(0.71)	$(0.46)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 1 million and 2 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2023, respectively, and 3 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2022 as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 9 million and 6 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2023, respectively, and 4 million and 2 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2022, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes for the three and six months ended June 30, 2023 and 2022 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. The approximately 47 million and 39 million resulting common shares related to the Preferred Stock for the three and six months ended June 30, 2023 and 2022, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
14. Contingencies
Legal Proceedings
While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these amounts may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The amount of the accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Antitrust Litigation and Investigations
US Airways Antitrust Litigation
In April 2011, US Airways filed suit against us in federal court in the Southern District of New York, alleging violations of the Sherman Act Section 1 (anticompetitive agreements) and Section 2 (monopolization). The complaint was filed fewer than two months after we entered into a new distribution agreement with US Airways. In September 2011, the court dismissed all claims relating to Section 2. The surviving claims included claims brought under Section 1 of the Sherman Act, relating to our contracts with US Airways, that US Airways claimed contain anticompetitive provisions, and an alleged conspiracy with the other GDSs, allegedly to maintain the industry structure and not to compete for content. We strongly deny all of the allegations made by US Airways.
Sabre filed summary judgment motions in April 2014. In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. In February 2017, US Airways sought reconsideration of the court's opinion dismissing the claim for declaratory relief, which the court denied in March 2017. US Airways estimated its damages in a range of $317 million to $482 million (before trebling), depending on certain assumptions; this quantification was substantially reduced following the court’s summary judgment ruling described above.
The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it $5 million in single damages. The jury rejected US Airways' claim alleging a conspiracy with the other GDSs.
Based on the jury’s verdict, in March 2017 the court entered final judgment in favor of US Airways in the amount of $15 million, which is three times the jury’s award of $5 million as required by the Sherman Act. As a result of the jury's verdict, US Airways was also entitled to receive reasonable attorneys’ fees and costs under the Sherman Act. As such, it filed a motion seeking approximately $125 million in attorneys’ fees and costs, an amount that we strongly disputed. In January 2018, the court denied US Airways' motion seeking attorneys' fees and costs, without prejudice.
In the fourth quarter of 2016, we accrued a loss of $32 million, which represented the court's final judgment of $15 million, plus our estimate of $17 million for US Airways' reasonable attorneys’ fees, expenses and costs.
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced dismissal and/or summary judgment orders as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. The Second Circuit heard oral arguments on this matter in December 2018.
In September 2019, the Second Circuit issued its Order and Opinion in which it vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. In addition, the Second Circuit affirmed the trial court’s ruling limiting US Airways’ damages. The judgment in our favor on US Airways' conspiracy claim remained intact. The lawsuit was remanded to federal court in the Southern District of New York for further proceedings consistent with the Second Circuit's Order and Opinion.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. The court has referred the issue of the attorneys' fees and costs to a magistrate judge. The magistrate issued a recommendation, which the court has adopted in full, that US Airways is entitled to a reasonable attorneys' fees award, but that the award is subject to a reduction to reflect their nominal recovery. In June 2023, US Airways filed a motion seeking approximately $139 million in attorneys' fees and costs, an amount that we strongly dispute. During the quarter ended September 30, 2022, we accrued an estimated loss in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022. At this time, we do not have sufficient information to estimate a range of reasonably possible or probable attorneys' fees and costs in excess of the amount recorded. The amount of attorneys’ fees and costs to be awarded is subject to the final decision by the trial court, which may be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses as long as the lawsuit continues.

Indian Income Tax Litigation
We were a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are not material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). On June 19, 2009 and July 10, 2009, the ITAT ruled in our favor, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT appealed the decision to the Supreme Court of India which upheld the Delhi High Court ruling on April 19, 2023. We have appealed the tax assessments for the assessment years ended March 2013 to March 2018 with the ITAT and no trial date has been set for these subsequent years.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $21 million as of June 30, 2023. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. During the three and six months ended June 30, 2023 we accrued $9 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

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
We define Adjusted Operating Income (Loss) as operating loss adjusted for equity method income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
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
Segment information for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Travel Solutions	$670,761	$599,149	$1,348,202	$1,133,147
Hospitality Solutions	76,671	66,204	150,483	122,208
Eliminations	(9,903)	(7,821)	(18,461)	(12,913)
Total revenue	$737,529	$657,532	$1,480,224	$1,242,442
Adjusted Operating Income (Loss)(a)
Travel Solutions	$116,368	$57,884	$206,470	$103,190
Hospitality Solutions	(2,037)	(12,040)	(10,531)	(27,157)
Corporate	(68,236)	(55,156)	(122,168)	(114,500)
Total	$46,095	$(9,312)	$73,771	$(38,467)
Depreciation and amortization
Travel Solutions	$20,273	$28,031	$44,879	$56,286
Hospitality Solutions	6,344	5,487	12,028	11,286
Total segments	26,617	33,518	56,907	67,572
Corporate	10,271	15,707	20,300	31,762
Total	$36,888	$49,225	$77,207	$99,334
Capital Expenditures
Travel Solutions	$18,700	$11,000	$31,752	$18,397
Hospitality Solutions	2,225	237	4,153	3,766
Total segments	20,925	11,237	35,905	22,163
Corporate	9,155	4,743	12,285	11,221
Total	$30,080	$15,980	$48,190	$33,384
______________________
(a)The following table sets forth the reconciliation of operating loss in our consolidated statements of operations to Adjusted Operating Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating loss	$(42,183)	$(70,193)	$(42,396)	$(149,725)
Add back:
Equity method income	459	186	882	16
Acquisition-related amortization(1)	9,934	15,448	19,867	31,251
Restructuring and other costs(2)	59,372	4,336	59,053	4,336
Acquisition-related costs(3)	541	2,245	1,388	5,909
Litigation costs, net(4)	9,234	12,539	9,234	16,014
Stock-based compensation	8,738	26,127	25,743	53,732
Adjusted Operating Income (Loss)	$46,095	$(9,312)	$73,771	$(38,467)
______________________
(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs in the current year primarily represents charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(4)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 14. Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “outlook,” “expects,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the "Risk Factors" section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, including through the COVID-19 pandemic, resulting in the changing needs of our airline, hotel and agency customers. These effects have resulted in continued material headwinds for our consolidated financial results in 2022 and through the second quarter of 2023. Despite the continued impacts on our business and global travel volumes, as travel restrictions have been relaxed and travel patterns return, we have seen gradual improvement in our key volume metrics during 2022 and through the second quarter of 2023. With the continued increase in volumes, our incentive consideration costs are also increasing significantly compared to previous periods.
We believe our cash position and the liquidity measures we have taken will continue to provide flexibility as we manage through the global economic recovery, including from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the recovery, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.”
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. This cost reduction plan will continue to be implemented over the remainder of 2023 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. During the three and six months ended June 30, 2023, we incurred $56 million in connection with this business plan, of which $12 million is recorded within cost of revenue, excluding technology costs, $21 million is recorded within technology costs and $23 million is recorded within selling, general and administrative costs within our consolidated statement of operations. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023.
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
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. On February 28, 2022, we sold the AirCentre product portfolio, related technology and intellectual property for $392 million. We recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million) in Other, net in our consolidated statements of operations for the six months ended June 30, 2022, which includes a decrease recorded in the second quarter of 2022 of $12 million due to contingencies identified in connection with the sale. See Note 3. Acquisitions and Dispositions for further details.
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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 14 years as of June 30, 2023 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Travel Solutions
Direct Billable Bookings - Air	76,944	69,767	10.3%	161,292	127,317	26.7%
Direct Billable Bookings - LGS	13,485	10,962	23.0%	25,780	18,390	40.2%
Distribution Total Direct Billable Bookings	90,429	80,729	12.0%	187,072	145,707	28.4%
IT Solutions Passengers Boarded	172,337	160,204	7.6%	337,981	289,367	16.8%

Hospitality Solutions
Central Reservations System Transactions	31,916	29,533	8.1%	59,662	52,561	13.5%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income (Loss) as operating loss adjusted for equity method income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net (loss) income attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, restructuring and other costs, (gain) loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, (gain) loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating loss to Adjusted Operating Income (Loss), and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(129,278)	$(192,734)	$(233,558)	$(150,674)
(Income) Loss from discontinued operations, net of tax	(2)	284	401	150
Net (loss) income attributable to noncontrolling interests(1)	(66)	885	(901)	1,157
Preferred stock dividends	5,347	5,347	10,693	10,693
Loss from continuing operations	(123,999)	(186,218)	(223,365)	(138,674)
Adjustments:
Acquisition-related amortization(2a)	9,934	15,448	19,867	31,251
Restructuring and other costs(4)	59,372	4,336	59,053	4,336
(Gain) loss on extinguishment of debt	(12,543)	—	(12,543)	3,533
Other, net(3)	(17,225)	43,937	(19,632)	(147,304)
Acquisition-related costs(5)	541	2,245	1,388	5,909
Litigation costs, net(6)	9,234	12,539	9,234	16,014
Stock-based compensation	8,738	26,127	25,743	53,732
Tax impact of adjustments(7)	9,009	756	25,014	(2,796)
Adjusted Net Loss from continuing operations	$(56,939)	$(80,830)	$(115,241)	$(173,999)
Adjusted Net Loss from continuing operations per share	$(0.17)	$(0.25)	$(0.35)	$(0.54)
Diluted weighted-average common shares outstanding	332,147	326,573	330,547	325,124

Operating loss	$(42,183)	$(70,193)	$(42,396)	$(149,725)
Add back:
Equity method income	459	186	882	16
Acquisition-related amortization(2a)	9,934	15,448	19,867	31,251
Restructuring and other costs(4)	59,372	4,336	59,053	4,336
Acquisition-related costs(5)	541	2,245	1,388	5,909
Litigation costs, net(6)	9,234	12,539	9,234	16,014
Stock-based compensation	8,738	26,127	25,743	53,732
Adjusted Operating Income (Loss)	$46,095	$(9,312)	$73,771	$(38,467)

Loss from continuing operations	(123,999)	$(186,218)	(223,365)	$(138,674)
Adjustments:
Depreciation and amortization of property and equipment(2b)	22,347	24,600	43,376	51,567
Amortization of capitalized implementation costs(2c)	4,607	9,177	13,964	16,516
Acquisition-related amortization(2a)	9,934	15,448	19,867	31,251
Restructuring and other costs(4)	59,372	4,336	59,053	4,336
Interest expense, net	106,134	66,884	205,918	127,942
Other, net(3)	(17,225)	43,937	(19,632)	(147,304)
(Gain) loss on extinguishment of debt	(12,543)	—	(12,543)	3,533
Acquisition-related costs(5)	541	2,245	1,388	5,909
Litigation costs, net(6)	9,234	12,539	9,234	16,014
Stock-based compensation	8,738	26,127	25,743	53,732
Provision for income taxes	5,909	5,390	8,108	4,794
Adjusted EBITDA	$73,049	$24,465	$131,111	$29,616

The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended June 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$116,368	$(2,037)	$(68,236)	$46,095
Less:
Equity method income	459	—	—	459
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	59,372	59,372
Acquisition-related costs(5)	—	—	541	541
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	8,738	8,738
Operating income (loss)	$115,909	$(2,037)	$(156,055)	$(42,183)

Adjusted EBITDA	$136,641	$4,307	$(67,899)	$73,049
Less:
Depreciation and amortization of property and equipment(2b)	17,071	4,939	337	22,347
Amortization of capitalized implementation costs(2c)	3,202	1,405	—	4,607
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	59,372	59,372
Acquisition-related costs(5)	—	—	541	541
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	8,738	8,738
Equity method income	459	—	—	459
Operating income (loss)	$115,909	$(2,037)	$(156,055)	$(42,183)
Interest expense, net				(106,134)
Other, net(3)				17,225
Gain on extinguishment of debt				12,543
Equity method income				459
Provision for income taxes				(5,909)
Loss from continuing operations				$(123,999)

	Three Months Ended June 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$57,884	$(12,040)	$(55,156)	$(9,312)
Less:
Equity method income	186	—	—	186
Acquisition-related amortization(2a)	—	—	15,448	15,448
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	2,245	2,245
Litigation costs, net(6)	—	—	12,539	12,539
Stock-based compensation	—	—	26,127	26,127
Operating income (loss)	$57,698	$(12,040)	$(115,851)	$(70,193)

Adjusted EBITDA	$85,915	$(6,553)	$(54,897)	$24,465
Less:
Depreciation and amortization of property and equipment(2b)	20,098	4,243	259	24,600
Amortization of capitalized implementation costs(2c)	7,933	1,244	—	9,177
Acquisition-related amortization(2a)	—	—	15,448	15,448
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	2,245	2,245
Litigation costs, net(6)	—	—	12,539	12,539
Stock-based compensation	—	—	26,127	26,127
Equity method loss	186	—	—	186
Operating income (loss)	$57,698	$(12,040)	$(115,851)	$(70,193)
Interest expense, net				(66,884)
Other, net(3)				(43,937)
Equity method income				186
Provision for income taxes				(5,390)
Loss from continuing operations				$(186,218)

	Six Months Ended June 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$206,470	$(10,531)	$(122,168)	$73,771
Less:
Equity method income	882	—	—	882
Acquisition-related amortization(2a)	—	—	19,867	19,867
Restructuring and other costs(4)	—	—	59,053	59,053
Acquisition-related costs(5)	—	—	1,388	1,388
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	25,743	25,743
Operating income (loss)	$205,588	$(10,531)	$(237,453)	$(42,396)

Adjusted EBITDA	$251,349	$1,497	$(121,735)	$131,111
Less:
Depreciation and amortization of property and equipment(2b)	33,698	9,245	433	43,376
Amortization of capitalized implementation costs(2c)	11,181	2,783	—	13,964
Acquisition-related amortization(2a)	—	—	19,867	19,867
Restructuring and other costs(4)	—	—	59,053	59,053
Acquisition-related costs(5)	—	—	1,388	1,388
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	25,743	25,743
Equity method income	882	—	—	882
Operating income (loss)	$205,588	$(10,531)	$(237,453)	$(42,396)
Interest expense, net				(205,918)
Other, net(3)				19,632
Gain on extinguishment of debt				12,543
Equity method income				882
Provision for income taxes				(8,108)
Loss from continuing operations				$(223,365)

	Six Months Ended June 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$103,190	$(27,157)	$(114,500)	$(38,467)
Less:
Equity method income	16	—	—	16
Acquisition-related amortization(2a)	—	—	31,251	31,251
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	5,909	5,909
Litigation costs, net(6)	—	—	16,014	16,014
Stock-based compensation	—	—	53,732	53,732
Operating income (loss)	$103,174	$(27,157)	$(225,742)	$(149,725)

Adjusted EBITDA	$159,476	$(15,871)	$(113,989)	$29,616
Less:
Depreciation and amortization of property and equipment(2b)	42,214	8,842	511	51,567
Amortization of capitalized implementation costs(2c)	14,072	2,444	—	16,516
Acquisition-related amortization(2a)	—	—	31,251	31,251
Restructuring and other costs(4)	—	—	4,336	4,336
Acquisition-related costs(5)	—	—	5,909	5,909
Litigation costs, net(6)	—	—	16,014	16,014
Stock-based compensation	—	—	53,732	53,732
Equity method income	16	—	—	16
Operating income (loss)	$103,174	$(27,157)	$(225,742)	$(149,725)
Interest expense, net				(127,942)
Other, net(3)				147,304
Loss on extinguishment of debt				(3,533)
Equity method income				16
Provision for income taxes				(4,794)
Loss from continuing operations				$(138,674)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(99,188)	$(212,312)
Cash (used in) provided by investing activities	(61,545)	271,898
Cash provided by (used in) financing activities	70,360	(40,408)

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(99,188)	$(212,312)
Additions to property and equipment	(48,190)	(33,384)
Free Cash Flow	$(147,378)	$(245,696)
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

(3) Other, net includes the impacts of fair value adjustments of our GBT investment and a $180 million gain on the sale of AirCentre during the six months ended June 30, 2022. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs in the current year primarily represents charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(6) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 14. Contingencies, to our consolidated financial statements.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, and other items.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$737,529	$657,532	$1,480,224	$1,242,442
Cost of revenue, excluding technology costs	316,370	274,245	623,412	497,279
Technology costs	284,279	277,172	555,717	550,902
Selling, general and administrative	179,063	176,308	343,491	343,986
Operating loss	(42,183)	(70,193)	(42,396)	(149,725)
Interest expense, net	(106,134)	(66,884)	(205,918)	(127,942)
Gain (loss) on debt extinguishment	12,543	—	12,543	(3,533)
Equity method income	459	186	882	16
Other, net	17,225	(43,937)	19,632	147,304
Loss from continuing operations before income taxes	(118,090)	(180,828)	(215,257)	(133,880)
Provision for income taxes	5,909	5,390	8,108	4,794
Loss from continuing operations	$(123,999)	$(186,218)	$(223,365)	$(138,674)

Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$670,761	$599,149	$71,612	12%
Hospitality Solutions	76,671	66,204	10,467	16%
Total segment revenue	747,432	665,353	82,079	12%
Eliminations	(9,903)	(7,821)	(2,082)	27%
Total revenue	$737,529	$657,532	$79,997	12%
Travel Solutions—Revenue increased $72 million, or 12%, for the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to:
•a $99 million, or 23%, increase in transaction-based distribution revenue primarily due to a 12% increase in Direct Billable Bookings to 90 million and favorable rate impacts from improved international and corporate bookings; and
•a $27 million, or 16%, decrease in IT solutions revenue driven by an increase in passengers boarded of 8% or $5 million, offset by $29 million of lower revenue from de-migrations due primarily to recently-enacted Russian regulatory requirements.
Hospitality Solutions—Revenue increased $10 million, or 16%, for the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by an $11 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 8% to 32 million driven by new customer deployments, and a favorable mix within our distribution channels.

Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$270,590	$236,289	$34,301	15%
Hospitality Solutions	37,136	33,665	3,471	10%
Eliminations	(9,903)	(7,821)	(2,082)	27%
Total segment cost of revenue, excluding technology costs	297,823	262,133	35,690	14%
Corporate	13,813	2,034	11,779	579%
Depreciation and amortization	4,734	10,078	(5,344)	(53)%
Total cost of revenue, excluding technology costs	$316,370	$274,245	$42,125	15%
Travel Solutions—Cost of revenue, excluding technology costs, increased $34 million, or 15%, for the three months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $40 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a $6 million decrease in labor and professional services costs.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $3 million, or 10%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes and the mix of our transactions across our distribution channels.
Corporate—Cost of revenue, excluding technology costs, increased $12 million, or 579%, for the three months ended June 30, 2023 primarily due to a $12 million restructuring charge associated with the reduction of our workforce in the current period.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $5 million, or 53%, for the three months ended June 30, 2023 primarily due to the completion of amortization associated with certain customer implementations.
Technology Costs

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$226,026	$226,690	$(664)	—%
Hospitality Solutions	28,087	31,347	(3,260)	(10)%
Corporate	30,166	19,135	11,031	58%
Total technology costs	$284,279	$277,172	$7,107	3%

Travel Solutions—Technology costs decreased $1 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease was primarily driven by a decrease in depreciation and amortization of $3 million primarily due to the completion of amortization of certain capitalized internal use software and a $2 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. These decreases were partially offset by an $3 million increase in labor and professional services costs to support our technology transformation and strategic growth initiatives.
Hospitality Solutions—Technology costs decreased $3 million, or 10%, for the three months ended June 30, 2023 compared to the same period in the prior year due to a $4 million decrease in labor and professional services. This decrease was partially offset by a $1 million increase in technology costs associated with our technology transformation initiatives, including the migration of SynXis to the cloud.

Corporate—Technology costs increased $11 million, or 58%, for the three months ended June 30, 2023 compared to the same period in the prior year due to a $21 million restructuring charge associated with the reduction of our workforce in the current period. This increase was partially offset by a $5 million decrease in depreciation and amortization due to the completion of amortization of technology assets from prior acquisitions, a $4 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, and a $2 million decrease in labor and professional services.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$54,905	$70,105	$(15,200)	(22)%
Hospitality Solutions	12,081	11,986	95	1%
Corporate	112,077	94,217	17,860	19%
Total selling, general and administrative expenses	$179,063	$176,308	$2,755	2%

Travel Solutions—Selling, general and administrative expenses decreased $15 million, or 22%, for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to a $6 million decrease in legal costs, a $4 million decrease in other business expenses, a $2 million decrease in labor and professional services, and a $1 million decrease in the provision for credit losses.

Corporate—Selling, general and administrative expenses increased $18 million, or 19%, for the three months ended June 30, 2023 compared to the same period in the prior year. This increase was primarily due to a $23 million restructuring charge associated with the reduction of our workforce in the current period, a $9 million charge associated with a tax litigation matter, a $3 million increase in technology costs, a $5 million increase in labor and professional services, and an increase in other ongoing business expenses. These increases were partially offset by a $13 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, a $13 million decrease in legal costs resulting from ongoing litigation, and a $1 million decrease in risk and security costs.
Interest expense, net

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$106,134	$66,884	$39,250	59%

Interest expense increased $39 million, or 59%, during the three months ended June 30, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the 11.25% Senior Secured Note due 2027 and the refinancing that occurred in the current quarter. See Note 8. Debt for further details regarding these debt transactions.
Gain on extinguishment of debt
We recognized a gain on extinguishment of debt of $13 million for the three months ended June 30, 2023 as a result of the refinancing that occurred in the second quarter of 2023. See Note 8. Debt for further details.
Other, net

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$(17,225)	$43,937	$(61,162)	(139)%
Other, net decreased $61 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to a change in fair value of our GBT investment from a loss of $30 million in the prior year to a gain of $5 million in the current year, other non-operating gains of $14 million in the current year, and a $12 million decrease due to adjustments to the AirCentre gain in the prior year.
Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Provision for income taxes	$5,909	$5,390	$519	10%

For the three months ended June 30, 2023, we recognized $6 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $5 million, also representing an effective tax rate of less than 1% for the three months ended June 30, 2022. The effective tax rate remained relatively flat for the for the three months ended June 30,

2023 as compared to the same period in 2022. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$1,348,202	$1,133,147	$215,055	19%
Hospitality Solutions	150,483	122,208	28,275	23%
Total segment revenue	1,498,685	1,255,355	243,330	19%
Eliminations	(18,461)	(12,913)	(5,548)	43%
Total revenue	$1,480,224	$1,242,442	$237,782	19%
Travel Solutions—Revenue increased $215 million, or 19%, for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to:
•a $282 million, or 36%, increase in transaction-based distribution revenue due to a 28% increase in Direct Billable Bookings to 187 million and favorable rate impacts from improved international and corporate bookings; and
•a $67 million or 19%, decrease in IT solutions revenue consisting of a $66 million decrease as a result of de-migrations primarily due to recently-enacted Russian regulatory requirements and $24 million of revenue recognized in the prior year that was previously deferred and recognized due to a change in facts and circumstance associated with a Russian carrier. In addition, we had a $36 million decrease due to the sale of our AirCentre portfolio on February 28, 2022. These decreases were partially offset by a $20 million increase due to a 17% increase in Passengers Boarded to 338 million and a $14 million increase due to the recognition of a termination fee on a de-migrated carrier that previously terminated.
Hospitality Solutions—Revenue increased $28 million, or 23%, for the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $28 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 14% to 60 million driven by new customer deployments, and a favorable mix within our distribution channels.

Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$538,017	$426,043	$111,974	26%
Hospitality Solutions	74,193	61,390	12,803	21%
Eliminations	(18,461)	(12,913)	(5,548)	43%
Total segment cost of revenue, excluding technology costs	593,749	474,520	119,229	25%
Corporate	15,365	4,012	11,353	283%
Depreciation and amortization	14,298	18,747	(4,449)	(24)%
Total cost of revenue, excluding technology costs	$623,412	$497,279	$126,133	25%
Travel Solutions—Cost of revenue, excluding technology costs, increased $112 million, or 26%, for the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $125 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a decrease in labor and professional services costs partially due to the sale of AirCentre.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $13 million, or 21%, for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes and the mix of our transactions across our distribution channels.
Corporate—Cost of revenue, excluding technology costs, increased $11 million, or 283%, for the six months ended June 30, 2023 primarily due to a $12 million restructuring charge associated with the reduction of our workforce in the current period, partially offset by a $1 million decrease in labor and professional services.

Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $4 million, or 24%, for the three months ended June 30, 2023 primarily due to the completion of amortization associated with certain customer implementations.
Technology Costs

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$459,046	$451,834	$7,212	2%
Hospitality Solutions	57,976	59,907	(1,931)	(3)%
Corporate	38,695	39,161	(466)	(1)%
Total technology costs	$555,717	$550,902	$4,815	1%

Travel Solutions—Technology costs increased $7 million, or 2%, for the six months ended June 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $20 million increase in labor and professional services costs to support our technology transformation and strategic growth initiatives. This increase was partially offset by a $7 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. Additionally, depreciation and amortization decreased by $7 million primarily due to the sale of our AirCentre portfolio and the completion of amortization of capitalized internal use software.
Hospitality Solutions—Technology costs decreased $2 million, or 3%, for the six months ended June 30, 2023 compared to the same period in the prior year due to a $7 million decrease in labor and professional services. This increase was partially offset by a $5 million increase in technology costs associated with our technology transformation initiatives, including the migration of SynXis to the cloud.
Corporate—Technology costs remained flat for the six months ended June 30, 2023 compared to the same period in the prior year. A $21 million restructuring charge associated with the reduction of our workforce in the current period is offset with a $10 million decrease in depreciation and amortization due to the completion of amortization of technology assets from prior acquisitions a $6 million decrease in labor and professional services, and a $6 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$134,028	$137,137	$(3,109)	(2)%
Hospitality Solutions	26,070	25,612	458	2%
Corporate	183,393	181,237	2,156	1%
Total selling, general and administrative expenses	$343,491	$343,986	$(495)	—%

Travel Solutions—Selling, general and administrative expenses decreased $3 million, or 2%, for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to an $8 million decrease in labor and professional services and a decrease in other ongoing business expenses. These decreases were partially offset by a $6 million increase in the provision for credit losses.

Hospitality Solutions—Selling, general and administrative expenses remained flat for the six months ended June 30, 2023 compared to the same period in the prior year. A $2 million increase in the provision for credit losses, primarily due to an unfavorable fluctuation to provision reductions in the prior year, was offset with a $2 million decrease in labor and professional services.

Corporate—Selling, general and administrative expenses increased $2 million, or 1%, for the six months ended June 30, 2023 compared to the same period in the prior year. This increase was driven by a $23 million restructuring charge associated with the reduction of our workforce in the current period, a $10 million increase in labor and professional services and a $9 million charge associated with a tax litigation matter. These increases were partially offset by a decrease of $20 million in stock-based compensation primarily due to forfeitures of unvested shares, an $18 million decrease in legal costs resulting from ongoing litigation, and a $3 million decrease in professional services related to our business structure and strategy.

Interest expense, net

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$205,918	$127,942	$77,976	61%
Interest expense increased $78 million, or 61% during the six months ended June 30, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the 11.25% Senior Secured Note due 2027 and the refinancing that occurred in the current quarter. These increases were partially offset by the impact of our interest rate swaps. See Note 8. Debt for further details regarding these debt transactions.
Gain/Loss on extinguishment of debt
We recognized a gain on extinguishment of debt of $13 million during the six months ended June 30, 2023 as a result of the refinancing that occurred in the second quarter of 2023 and a loss on extinguishment of debt of $4 million as a result of the refinancing that occurred in the first quarter of 2022. See Note 8. Debt for further details.
Other, net

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$(19,632)	$(147,304)	$127,672	(87)%
Other, net increased $128 million for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million partially offset by a change in fair value of our GBT investment from a loss of $30 million in the prior year to a gain of $4 million in the current year, as well as other non-operating gains of $14 million in the current year. See Note 10. Fair Value Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale.
Provision for Income Taxes

	Six Months Ended June 30,
	2023	2022	Change

	(Amounts in thousands)
Provision for income taxes	$8,108	$4,794	$3,314	69%

For the six months ended June 30, 2023, we recognized a $8 million income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $5 million, also representing an effective tax rate of less than 1% for the six months ended June 30, 2022. The effective tax rate remained relatively flat for the six months ended June 30, 2023 as compared to the same period in 2022. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2023 and December 31, 2022, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$706,148	$794,888
Available undrawn balance under the AR Facility	50,400	—
AR Facility outstanding balance	130,000	—
Available under the bilateral letter of credit facility	7,351	8,473
Outstanding letters of credit under the bilateral letter of credit facility	12,649	11,527
As of June 30, 2023, we had $130 million outstanding under the AR Facility with a borrowing base of $180 million, of which Sabre had availability of $50 million. Our AR Facility matures on January 14, 2025 at the earliest and February 13, 2026 at the latest, depending on certain "springing" maturity conditions. The AR Facility allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 8. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2023 and December 31, 2022. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, including through the COVID-19 pandemic, resulting in the changing needs of our airline, hotel and agency customers. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from the outbreak. Given the uncertainties surrounding the global economic recovery and effects of COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, including from airlines’ insolvency or suspension of service or aircraft groundings, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. Given the magnitude of travel decline, the uncertain economic environment and the unknown duration of the COVID-19 impact, we will continue to monitor travel activity and take additional steps should we determine they are necessary.
As previously disclosed, we responded to the impact of COVID-19 on our business with measures to increase our cash position during 2020, including the suspension of quarterly cash dividends on our common stock, effective with respect to the dividends occurring after the March 30, 2020 payment and share repurchases under our $500 million share repurchase program (the "Share Repurchase Program"), and completing debt and equity offerings. Additionally, given the market conditions resulting from COVID-19, we responded with cost savings measures during 2020, including the reduction of our workforce through voluntary severance and early retirement programs and a right-sizing of our global organization. In 2021, we refinanced and extended the maturity on a portion of our debt and amended the financial performance covenant to remove minimum liquidity and leverage ratio requirements. In 2022 and during the second quarter of 2023, we further refinanced and extended the maturity on other portions of our debt, which also negatively impacted our results due to increasing interest rates. We believe the ongoing effects of the global economic recovery on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from COVID-19. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, pay quarterly dividends on our Preferred Stock (as defined below) when declared, and service our debt and other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. In 2023, we expect total capital expenditures to be approximately $80 million. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023. See “—Risk Factors" for further details.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including the impacts of COVID-19. See “Risk Factors—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain." and "—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2022 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss ("NOL") carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2023, and we also expect to benefit from the usage of NOLs in 2023 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2023.
Capital Resources
As of June 30, 2023, our outstanding debt totaled $4.8 billion, which is net of debt issuance costs and unamortized discounts of $128 million. Currently approximately 26% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.

The global capital markets experienced periods of volatility throughout 2022 and through the second quarter of 2023, in response to the conflict in Ukraine, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022 and the second quarter of 2023, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable in kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. We expect to further refinance portions of our debt in 2023 and 2024 which, at current interest rates, may negatively impact our interest expense. In addition, as a result of the judgment in our antitrust litigation with US Airways, we may be required as early as 2024 to pay US Airways' reasonable attorneys' fees and costs. See Note 14. Contingencies, to our consolidated financial statements. Depending on the amount of attorneys' fees and costs, if any, that might be awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into a securitization transaction on our accounts receivable balances pursuant to the AR facility which provided a maximum of $200 million in additional funding. In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of June 30, 2023, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the AR Facility and the 2023 Term Loan Agreement.
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
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of June 30, 2023, we had reinvested, or are bound by contractual terms to reinvest, $277 million of the proceeds from the disposition of AirCentre. If we ultimately do not reinvest these proceeds that are subject to such contractual terms within a 180-day period, we are required to apply those proceeds to pay down additional debt. On May 24, 2023, we prepaid $48 million in principal and unaccrued interest on 2021 Term Loan B-2, 2022 Term Loan B-1 and 2022 Term Loan B-2, using the remaining net cash proceeds from the sale of AirCentre, in accordance with the contractual terms of the Amended and Restated Credit Agreement dated February 19, 2023. We recorded a loss on extinguishment charge of $1 million in our consolidated statements of operations during the three months ended June 30, 2023, which consisted of the write-off of unamortized debt issuance costs and discounts.

Recent Events Impacting Our Liquidity and Capital Resources
Debt Agreements
On May 16, 2023, Sabre GLBL entered into Amendment No. 5 to the Credit Agreement (the “SOFR Amendment”). The SOFR Amendment was entered into pursuant to the Amended and Restated Credit Agreement, dated as of February 19, 2013. The SOFR Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate for the 2021 Term Loan B-1 and 2021 Term Loan B-2 and amends certain provisions of the Credit Agreement. The change from LIBOR to SOFR is due to the reference rate reform and the phasing out of LIBOR as a loan benchmark. The SOFR Amendment did not have a material impact on our financial position or results of operations.
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement"). The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $13 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the six months ended June 30, 2023 of $14 million. As of June 30, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, an indirect, consolidated subsidiary of Sabre Corporation and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. As of June 30, 2023, we had $130 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
Dividends
The Preferred Stock accumulates cumulative dividends at a rate per annum equal to 6.50% and dividends are payable when, as and if declared by our board of directors, out of funds legally available for their payment to the extent paid in cash, quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2020 and ending on, and including, September 1, 2023. Declared dividends on the Preferred Stock are payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $5 million and $11 million of accrued preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023 and 2022, we paid cash dividends on our preferred stock of $11 million and $11 million, respectively. On July 26, 2023, the Board of Directors declared a dividend of $1.625 per share on Preferred Stock payable on September 1, 2023 to holders of record of the Preferred Stock on August 15, 2023.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the six months ended June 30, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2023.

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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of June 30, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Cash Flows

	Six Months Ended June 30,
	2023	2022

	(Amounts in thousands)
Cash used in operating activities	$(99,188)	$(212,312)
Cash (used in) provided by investing activities	(61,545)	271,898
Cash provided by (used in) financing activities	70,360	(40,408)
Cash provided by (used in) discontinued operations	80	(2,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,554	(2,652)
(Decrease) increase in cash, cash equivalents and restricted cash	$(88,739)	$13,828
Operating Activities
Cash used in operating activities totaled $99 million for the six months ended June 30, 2023. The $113 million increase in operating cash flow from the same period in the prior year was primarily due to increased transaction volumes, partially offset by a $97 million increase in interest payments related to our debt and $22 million of severance payments made in connection with our cost reduction plan.
Investing Activities
For the six months ended June 30, 2023, we used $48 million of cash for capital expenditures primarily related to software developed for internal use and $13 million for acquisition-related activity.
For the six months ended June 30, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $33 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million of cash for the investment in GBT, and $7 million for other acquisitions.

Financing Activities
For the six months ended June 30, 2023, financing activities provided $70 million. Significant highlights of our financing activities include:
•proceeds of $677 million from the issuance of the Senior Secured Term Loan Due 2028;
•payment of $665 million on our 9.25% senior secured notes due 2025, 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2;
•net proceeds of $130 million from borrowings on our AR Facility;
•payment of $54 million on our term loans under the Amended and Restated Credit Agreement, $48 million of which is a prepayment from the AirCentre disposition;
•payment of $23 million for debt discount and issuance costs;
•proceeds of $16 million from the sale of our common shares of the direct parent of Conferma;
•payment of $11 million in dividends on our preferred stock; and
•net payments of $6 million from the settlement of employee stock-option awards.
For the six months ended June 30, 2022, financing activities used $40 million. Significant highlights of our financing activities include:
•proceeds of $625 million from the issuance of 2022 Term Loan B-1;
•payment of $624 million on previous term loans under the Amended and Restated Credit Agreement;
•net payments of $15 million from the settlement of employee stock-option awards;
•payment of $11 million in dividends on our preferred stock;
•payment of $10 million for debt prepayment fees and issuance costs; and
•payment of $5 million on 2021 Term Loan B-1 and 2021 Term Loan B-2.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2022 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, other than the impact of interest rates on our debt and additional borrowings under the three-year committed accounts receivable securitization facility of $130 million and impacts of the June 2023 Refinancing. As of June 30, 2023, we had a total debt obligation of $7.3 billion, with $187 million due for the remainder of 2023.
We had no off balance sheet arrangements during the six months ended June 30, 2023 and year ended December 31, 2022.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the global economic recovery, including the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. Other than as described below, there were no material changes in our market risk since December 31, 2022 as previously disclosed under "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
Our exposure to interest rate risk has historically related primarily to our interest rate swaps and interest rates under our Amended and Restated Credit Agreement on our senior secured credit facilities. In June 2023, we entered into a new senior secured term loan facility, the Senior Secured Term Loan Due 2028, that bears interest at a floating rate based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. An increase in the Reference Rate, up to the ceiling rates, would impact our interest expense.
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
Risks Related to Our Business and Industry
The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.
The spread of COVID-19 and the developments surrounding the global pandemic significantly and negatively impacted all aspects of our business. The COVID-19 pandemic and the resulting economic conditions and government orders resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry, and the extent to which these transaction volumes will recover cannot be predicted with certainty. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020, 2021 and 2022 and for the first six months of 2023 (excluding the positive impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This negative impact could continue for an unpredictable period.
Our business is dependent on the ability and willingness of consumers to travel, particularly by air. While we have experienced a gradual recovery in our primary metrics over the past few years, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy or the travel industry recovers.
The extent of the recovery from the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the effect of changes in hiring levels and remote working arrangements; the speed and extent of the recovery across the broader travel ecosystem; short- and long-term changes in travel patterns, including business travel; and the duration, timing and severity of the impact on customer spending including from recessions or inflationary pressures, resulting from or following the pandemic. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business. Additionally, the potential failure of travel service providers and travel agencies (or acquisition of troubled travel service providers or travel agencies) may result in further consolidation of the industry, potentially affecting market dynamics for our services.
The pandemic and related measures had a significant negative impact on the travel industry and many of the travel suppliers on whom our business relies, including airlines and hotels. The pandemic has resulted and may continue to result in the restructuring or bankruptcy of certain of those travel suppliers and the renegotiation of the terms of our agreements with them. See “—Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.”
To the extent that the ongoing effects related to the recovery from the COVID-19 outbreak continue to adversely affect our business and financial performance, it may also heighten many of the other risks identified in this “Risk Factors” section, such as those relating to our substantial amount of outstanding indebtedness and our need to generate sufficient cash flows to service our indebtedness.
Our ability to recruit, train and retain employees, including our key executive officers and technical employees, is critical to our results of operations and future growth.
Our continued ability to compete effectively depends on our ability to recruit new employees and retain and motivate existing employees, particularly professionals with experience in our industry, information technology and systems, as well as our key executive officers. For example, the specialized skills we require can be difficult and time-consuming to acquire and are often in short supply. There is high demand and competition for well-qualified employees on a global basis, such as software engineers, developers and other technology professionals with specialized knowledge in software development, especially expertise in certain programming languages. This competition affects both our ability to retain key employees and to hire new ones. Similarly, uncertainty in the global political environment may adversely affect our ability to hire and retain key employees. Furthermore, the ongoing effects from the recovery from COVID-19 on our business have adversely affected and may continue to affect our ability to retain key employees and hire new employees. See “—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.” Any of our employees may choose to terminate their employment with us at any time, and a lengthy period of time is required to hire and train replacement employees when such skilled individuals leave the company. Furthermore, changes in our employee population, including our executive team, could impact our results of operations and growth. For example, we have announced modifications to our business strategies and increased long-term investment in key areas, such as technology infrastructure, that may continue to have a negative impact in the short term due to expected increases in operating expenses and capital expenditures. If we fail to attract well-qualified employees or to retain or motivate existing employees, our business could be materially hindered by, for example, a delay in our ability to deliver products and services under contract, bring new products and services to market or respond swiftly to customer demands or new offerings from competitors.
In the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. Our cost reduction plan may be disruptive to our operations and our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in the need for contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel. In addition, we may not realize the anticipated benefits, savings and improvements from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments; (4) political events like acts or threats of terrorism, hostilities, and war; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 negatively impacted our business, and the extent of recovery following these disruptions is uncertain. See “—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.”
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements.The General Data Protection Regulation ("GDPR"), a data protection law adopted by the European Commission and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data.
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
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for, or restrict access to, our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, antiboycott, telecommunications, cybersecurity, environmental, social and governance matters, and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
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
We have GDS contracts with carriers that fly to Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria but are based outside of those countries and are neither owned by those governments or nationals of those countries/regions nor themselves sanctioned. With respect to Iran, Sudan, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that customers outside the United States we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC and other regulators. We note, however, that sanctions regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, a regulator’s interpretation of its own regulations and guidance varies on a case by case basis. As a result, we cannot provide any guarantees that a regulator will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.
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
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex, and, while we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related items may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we are addressing. It is possible that our enhanced program will identify material items that do not comply with these regulatory or sanction requirements. The amount of any penalties and other impacts, costs or remediations related to these items may adversely impact our results. We recently became aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI). If OFSI were to impose a penalty, we believe that it would not be material; however, there can be no assurance of the amount of any such penalty.
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
Our systems are also susceptible to external damage or disruption. Much of the computer and communications hardware upon which we depend is located across multiple data center facilities in a single geographic region. Our systems have in the past been and at any time, including in the future, could be damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services, our systems, or our customers' systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. For example, in April 2021 our subsidiary Radixx announced an event impacting its Radixx reservation system. See “—Security incidents expose us to liability and could damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
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
We use open source software in our solutions and may use more open source software in the future. From time to time, there have been claims by companies claiming ownership of software that was previously thought to be open source and that was incorporated by other companies into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine or, in some cases, link our proprietary software solutions with or to open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software solutions or license such proprietary solutions under the terms of a particular open source license or other license granting third parties certain rights of further use. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to seek licenses from third parties in order to continue offering our software, to re-engineer our solutions, to discontinue the sale of our solutions in the event re-

engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
The global economy continues to face significant uncertainty, including increased unemployment, inflation and supply constraints, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. Furthermore, changes in the regulatory, tax and economic environment in the United States could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length or recurrence of these impacts to the global economy, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and the continued effects of the U.K.'s exit from the E.U. ("Brexit") and recent legislation and related regulations in Russia (see "—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures and, travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of June 30, 2023, we had $4.8 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any such additional indebtedness to the extent issued in the future, may be unsecured or secured on a subordinated basis to our currently outstanding indebtedness. The terms of our Amended and Restated Credit Agreement allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain covenants could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs, particularly in light of the uncertainty related to the recovery from the COVID-19 outbreak. See “—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.” Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. As a result, we may be required to finance our cash needs through bank loans, additional debt financing, public or private equity offerings or otherwise. Our ability to arrange financing or refinancing and the cost of such financing or refinancing are dependent on numerous factors, including but not limited to general economic and capital market conditions, the availability of credit from banks or other lenders, investor confidence in us, and our results of operations.
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
Our floating rate indebtedness and the potential refinancing of fixed rate indebtedness exposes us to fluctuations in prevailing interest rates. To reduce the impact of large fluctuations in interest rates, we typically hedge a portion of our interest rate risk by entering into derivative agreements with financial institutions. Our exposure to floating interest rates relates primarily to our borrowings under the Amended and Restated Credit Agreement. The derivative agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Additionally, recent interest rate increases have generally increased the cost of debt and we may be required to pay higher interest rates on new fixed rate indebtedness we incur in the future in comparison to the interest rates payable on our currently outstanding fixed rate indebtedness, including in connection with the refinancing of such indebtedness. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the jurisdictions in which we operate. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
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
Our consolidated balance sheets as of June 30, 2023 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2023, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and Value Added Taxes ("VAT"), consistent with applicable accounting principles and considering all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the "Share Repurchase Program") authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the second quarter of 2023. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. Approximately $287 million remains authorized for repurchases under the Share Repurchase Program as of June 30, 2023.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.122†
Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

10.123†*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2022 Director Equity Compensation Plan.
10.124†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan.
10.125†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan.
10.126†*	Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan made as of May 15, 2023 between Sabre Corporation and Sean Menke.
10.127
Amendment No. 5 to Amended and Restated Credit Agreement, dated May 16, 2023, among Sabre GLBL, Inc., as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.128
Commitment Letter, dated May 25, 2023, among Sabre GLBL, Inc. and Lenders led by affiliates of Centerbridge Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.129
First Amendment to Commitment Letter, dated June 7, 2023, among Sabre GLBL, Inc. and Lenders led by affiliates of Centerbridge Partners, LP (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2023).

10.130
Term Loan Credit Agreement, dated as of June 13, 2023, among Sabre Financial Borrower, LLC, as borrower, Sabre Financing Holdings, LLC, as holdings, the subsidiary guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

10.131
Guaranty, dated as of June 13, 2023, among Sabre Financing Holdings, LLC, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

10.132
First Lien Pari Passu Credit Agreement, dated as of June 13, 2023, among Sabre GLBL Inc., as borrower, Sabre Holdings Corporation, as holdings, Sabre Financial Borrower, LLC, as lender, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

10.133
Guaranty, dated as of June 13, 2023, among Sabre Holdings Corporation, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

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

SABRE CORPORATION
(Registrant)
Date:	August 3, 2023	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)