Form 10-Q
period 2023-09-30
Sabre Corp
filed 2023-11-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 27, 2023, 379,481,247 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$740,461	$663,394	$2,220,685	$1,905,836
Cost of revenue, excluding technology costs	294,120	274,330	917,532	771,609
Technology costs	243,404	273,240	799,121	824,142
Selling, general and administrative	150,736	172,359	494,227	516,345
Operating income (loss)	52,201	(56,535)	9,805	(206,260)
Other expense:
Interest expense, net	(119,372)	(77,120)	(325,290)	(205,062)
Loss on extinguishment of debt, net	(121,120)	—	(108,577)	(3,533)
Equity method income	512	199	1,394	215
Other, net	(11,548)	(7,687)	8,084	139,617
Total other expense, net	(251,528)	(84,608)	(424,389)	(68,763)
Loss from continuing operations before income taxes	(199,327)	(141,143)	(414,584)	(275,023)
Provision (benefit) for income taxes	8,462	(6,989)	16,570	(2,195)
Loss from continuing operations	(207,789)	(134,154)	(431,154)	(272,828)
Loss from discontinued operations, net of tax	(116)	(446)	(517)	(596)
Net loss	(207,905)	(134,600)	(431,671)	(273,424)
Net income (loss) attributable to noncontrolling interests	379	776	(522)	1,933
Net loss attributable to Sabre Corporation	(208,284)	(135,376)	(431,149)	(275,357)
Preferred stock dividends	3,564	5,346	14,257	16,039
Net loss attributable to common stockholders	$(211,848)	$(140,722)	$(445,406)	$(291,396)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Net loss per common share	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Net loss per common share	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Weighted-average common shares outstanding:
Basic	345,128	328,228	335,460	326,170
Diluted	345,128	328,228	335,460	326,170
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(207,905)	$(134,600)	$(431,671)	$(273,424)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	(3,089)	(7,015)	769	(8,301)
Retirement-related benefit plans:
Net actuarial gain, net of taxes of $—, $52, $—, $52	90	263	90	1,934
Amortization of prior service credits, net of taxes of $—, $—, $—, $—	(358)	(358)	(1,074)	(1,074)
Amortization of actuarial losses, net of taxes of $—, $—, $—, $—	575	1,998	1,726	5,990
Net change in retirement-related benefit plans, net of tax	307	1,903	742	6,850
Derivatives:
Unrealized gains, net of taxes of $—, $—, $—, $—	3,703	4,422	4,588	4,405
Reclassification adjustment for realized (gains) losses, net of taxes of $—, $—, $—, $—	(2,057)	(41)	(4,473)	203
Net change in derivatives, net of tax	1,646	4,381	115	4,608
Share of other comprehensive loss of equity method investments	(45)	(564)	(382)	(110)
Other comprehensive (loss) income	(1,181)	(1,295)	1,244	3,047
Comprehensive loss	(209,086)	(135,895)	(430,427)	(270,377)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(379)	(776)	522	(1,933)
Comprehensive loss attributable to Sabre Corporation	$(209,465)	$(136,671)	$(429,905)	$(272,310)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$601,604	$794,888
Restricted cash	21,036	21,035
Accounts receivable, net of allowance for credit losses of $39,521 and $38,815	392,939	353,587
Prepaid expenses and other current assets	180,253	191,979
Total current assets	1,195,832	1,361,489
Property and equipment, net of accumulated depreciation of $1,916,392 and $1,939,215	233,741	229,419
Equity method investments	21,944	22,401
Goodwill	2,552,000	2,542,087
Acquired customer relationships, net of accumulated amortization of $821,350 and $803,026	220,113	238,756
Other intangible assets, net of accumulated amortization of $783,329 and $771,611	165,552	171,498
Deferred income taxes	30,703	38,892
Other assets, net	321,816	358,333
Total assets	$4,741,701	$4,962,875

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$215,107	$171,068
Accrued compensation and related benefits	121,071	122,022
Accrued subscriber incentives	257,637	218,761
Deferred revenues	91,016	66,503
Other accrued liabilities	218,886	213,737
Current portion of debt	4,040	23,480
Total current liabilities	907,757	815,571
Deferred income taxes	29,257	38,629
Other noncurrent liabilities	255,735	264,411
Long-term debt	4,816,886	4,717,091
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	14,722	—
Stockholders’ deficit
Preferred stock, $0.01 par value, 225,000 authorized, — and 3,290 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; aggregate liquidation value of — and $329,000 as of September 30, 2023 and December 31, 2022, respectively	—	33
Common Stock: $0.01 par value; 1,000,000 authorized shares; 405,781 and 353,436 shares issued, 379,458 and 328,542 shares outstanding at September 30, 2023 and December 31, 2022, respectively	4,058	3,534
Additional paid-in capital	3,237,529	3,198,580
Treasury Stock, at cost, 26,323 and 24,895 shares at September 30, 2023 and December 31, 2022, respectively	(520,041)	(514,215)
Accumulated deficit	(3,951,934)	(3,506,528)
Accumulated other comprehensive loss	(64,487)	(65,731)
Noncontrolling interest	12,219	11,500
Total stockholders’ deficit	(1,282,656)	(872,827)
Total liabilities and stockholders’ deficit	$4,741,701	$4,962,875

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(431,671)	$(273,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	113,871	142,693
Loss on extinguishment of debt, net	108,577	3,533
Stock-based compensation expense	38,837	70,081
Paid-in-kind interest	26,386	—
Amortization of upfront incentive consideration	26,300	34,277
Amortization of debt discount and issuance costs	16,531	11,236
Loss on investment fair value adjustment	10,000	34,720
Provision for expected credit losses	7,421	550
Other	(4,714)	247
Deferred income taxes	(2,402)	(18,869)
Dividends received from equity method investments	1,514	533
Loss from discontinued operations	517	596
Gain on sale of assets and investments	—	(180,081)
Impairment and related charges	—	5,146
Debt modification costs	—	4,905
Gain on loan converted to equity	—	(3,568)
Changes in operating assets and liabilities:
Accounts and other receivables	(64,072)	(173,023)
Prepaid expenses and other current assets	20,480	(25,010)
Capitalized implementation costs	(6,576)	(10,043)
Upfront incentive consideration	(13,313)	(10,766)
Other assets	(1,902)	34,846
Accrued compensation and related benefits	(12,950)	(19,993)
Accounts payable and other accrued liabilities	93,728	60,545
Deferred revenue including upfront solution fees	33,657	(3,901)
Cash used in operating activities	(39,781)	(314,770)
Investing Activities
Additions to property and equipment	(68,610)	(53,474)
Acquisitions, net of cash acquired	(12,021)	(72,543)
Net proceeds from dispositions	—	392,268
Purchase of investment in equity securities	—	(80,000)
Cash (used in) provided by investing activities	(80,631)	186,251
Financing Activities
Payments on borrowings from lenders	(1,572,719)	(1,280,333)
Proceeds on borrowings from lenders	1,530,473	1,273,937
Proceeds from borrowings under AR Facility	208,600	—
Debt prepayment fees and issuance costs	(158,982)	(23,751)
Payments on borrowings under AR Facility	(78,600)	—
Dividends paid on preferred stock	(16,039)	(16,039)
Proceeds from sale of redeemable shares in subsidiary	16,000	—
Net payment on the settlement of equity-based awards	(5,451)	(15,857)
Other financing activities	4,200	397
Cash used in financing activities	(72,518)	(61,646)
Cash Flows from Discontinued Operations
Cash used in operating activities	(148)	(3,231)
Cash used in discontinued operations	(148)	(3,231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(205)	(2,197)
Decrease in cash, cash equivalents and restricted cash	(193,283)	(195,593)
Cash, cash equivalents and restricted cash at beginning of period	815,923	999,391
Cash, cash equivalents and restricted cash at end of period	$622,640	$803,798
Non-cash additions to property and equipment	$—	$—
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)			(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)
Comprehensive loss	—	—	—	—	—	—	—	(123,931)	1,172	516	(122,243)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)	—	—	(5,347)
Settlement of stock-based awards	—	—	455,208	5	—	67,470	(261)	—	—	—	(256)
Stock-based compensation expense	—	—	—	—	8,738	—	—	—	—	—	8,738
Other	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	3,290,000	$33	358,563,492	$3,586	$3,224,318	26,266,613	$(519,765)	$(3,740,086)	$(63,307)	$11,565	$(1,083,656)
Comprehensive loss	—	—	—	—	—	—	—	(208,284)	(1,180)	654	(208,810)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(3,564)	—	—	(3,564)
Conversion of preferred stock to common stock	(3,290,000)	(33)	46,999,367	470	(437)	—	—	—	—		—
Settlement of stock-based awards	—	—	218,153	2	380	56,251	(276)	—	—	—	106
Stock-based compensation expense	—	—	—	—	13,094	—	—	—	—	—	13,094
Other	—	—	—	—	174	—	—	—	—	—	174
Balance at September 30, 2023	—	$—	405,781,012	$4,058	$3,237,529	26,322,864	$(520,041)	$(3,951,934)	$(64,487)	$12,219	$(1,282,656)

(1) Our mandatory convertible preferred stock accumulated cumulative dividends at an annual rate of 6.50%.

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	$(499,717)
Comprehensive income	—	—	—	—	—	—	—	47,406	2,464	272	50,142
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	3,883,688	39	(9)	1,077,178	(10,300)	—	—	—	(10,270)
Stock-based compensation expense	—	—	—	—	27,605	—	—	—	—	—	27,605
Other	—	—	—	—	—	—	—	—	—	(119)	(119)
Balance at March 31, 2022	3,290,000	$33	350,314,109	$3,503	$3,143,315	24,006,846	$(508,441)	$(3,007,635)	$(77,823)	$9,343	$(437,705)
Comprehensive loss	—	—	—	—	—	—	—	(187,387)	1,878	885	(184,624)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)			(5,347)
Settlement of stock-based awards	—	—	2,629,221	26	(1)	777,678	(5,021)		—	—	(4,996)
Stock-based compensation expense	—	—	—	—	26,127	—	—	—	—	—	26,127
Other	—	—	—	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2022	3,290,000	$33	352,943,330	$3,529	$3,169,441	24,784,524	$(513,462)	$(3,200,369)	$(75,945)	$10,191	$(606,582)
Comprehensive loss	—	—	—	—	—	—	—	(135,376)	(1,295)	776	(135,895)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	260,577	3	—	92,784	(526)	—	—	—	(523)
Stock-based compensation expense	—	—	—	—	16,349	—	—	—	—	—	16,349
Other	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2022	3,290,000	$33	353,203,907	$3,532	$3,185,790	24,877,308	$(513,988)	$(3,341,091)	$(77,240)	$10,968	$(731,996)

(1) Our mandatory convertible preferred stock accumulated cumulative dividends at an annual rate of 6.50%.

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2024. We elected the optional expedient in the second quarter of 2023 in connection with the SOFR Amendment (defined in Note 8. Debt below).
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
Revenue recognition for a significant portion of our revenue coincides with normal billing terms, including our transactional revenues, Software-as-a-Service (“SaaS”) revenues, and hosted revenues. Timing differences among revenue recognition, unconditional rights to bill, and receipt of contract consideration may result in contract assets or contract liabilities.
The following table presents our assets and liabilities with customers as of September 30, 2023 and December 31, 2022 (in thousands).

Account	Consolidated Balance Sheet Location	September 30, 2023	December 31, 2022
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$45,642	$55,473
Trade and unbilled receivables, net	Accounts receivable, net	390,901	352,214
Long-term trade unbilled receivables, net	Other assets, net	10,311	16,129
Contract liabilities	Deferred revenues / other noncurrent liabilities	148,436	115,151
______________________
(1) Includes contract assets of $12 million for September 30, 2023 and December 31, 2022.
During the nine months ended September 30, 2023, we recognized revenue of approximately $24 million from contract liabilities that existed as of January 1, 2023. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distribution	$524,801	$430,826	$1,581,092	$1,205,252
IT Solutions	147,128	172,821	439,039	531,542
Total Travel Solutions	671,929	603,647	2,020,131	1,736,794
SynXis Software and Services	70,795	60,520	206,828	168,879
Other	7,786	6,977	22,236	20,825
Total Hospitality Solutions	78,581	67,497	229,064	189,704
Eliminations	(10,049)	(7,750)	(28,510)	(20,662)
Total Sabre Revenue	$740,461	$663,394	$2,220,685	$1,905,836
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2023, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $13 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
Our air booking cancellation reserve totaled $11 million as of September 30, 2023, and December 31, 2022, respectively.
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
3. Acquisitions and Dispositions
Conferma
In August 2022, we completed the acquisition of Conferma Limited (“Conferma”), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $62 million and the conversion of a pre-existing loan receivable into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which was recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment. The accounting related to tax liabilities was finalized as of June 30, 2023 and did not result in any additional adjustments. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date. See Note 4. Redeemable Noncontrolling Interest for further details.
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
4. Redeemable Noncontrolling Interest
On February 1, 2023, we sold common shares of a subsidiary, representing a 19% interest in Conferma’s direct parent, to a third party for cash consideration of $16 million. In connection with the sale, we entered into a governing agreement which requires us under limited conditions to redeem the 19% interest, if requested, for the original purchase price of $16 million. We currently do not believe it is probable that the noncontrolling interest will become redeemable, given the remote likelihood of the applicable conditions being satisfied.
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of September 30, 2023, the redeemable noncontrolling interest is $15 million.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Proceeds from sale of redeemable noncontrolling interest	$16,000
Net loss attributable to redeemable noncontrolling interest	(1,278)
Redeemable noncontrolling interest, end of period	$14,722

5. Restructuring Activities
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. This cost reduction plan will continue to be implemented over the remainder of 2023 and may result in additional restructuring charges as we continue to evaluate third-party costs.
During the nine months ended September 30, 2023, we incurred $56 million in connection with this business plan, of which $12 million is recorded within cost of revenue, excluding technology costs, $21 million is recorded within technology costs and $23 million is recorded within selling, general and administrative costs within our consolidated statement of operations. A portion of these costs represent future cash expenditures for the payment of severance and related benefits costs. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023.
The following table summarizes the accrued liability related to severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Nine Months Ended September 30, 2023
Balance as of January 1, 2023	$—
Charges	56,398
Cash Payments	(40,783)
Balance as of September 30, 2023	$15,615

6. Income Taxes

    For the nine months ended September 30, 2023, we recognized $17 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax benefit of $2 million, representing an effective tax rate of less than 1% for the nine months ended September 30, 2022. The effective tax rate decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of September 30, 2023, a cumulative valuation allowance of $572 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $65 million and $76 million as of September 30, 2023 and December 31, 2022, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2023 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$38,815
Provision for expected credit losses	7,421
Write-offs	(6,716)
Other	1
Balance at September 30, 2023	$39,521
Our provision for expected credit losses for the nine months ended September 30, 2023 increased $7 million from an immaterial provision in the same period in the prior year. Given the uncertainties surrounding the travel industry and the global economic recovery, we cannot provide assurance that the assumptions used in our estimates will be accurate and actual write-offs may vary from our estimates.

8. Debt
As of September 30, 2023 and December 31, 2022, our outstanding debt included in our consolidated balance sheets totaled $4,821 million and $4,741 million, respectively, which are net of debt issuance costs of $66 million and $44 million, respectively, and unamortized discounts of $68 million and $54 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2023 and December 31, 2022 (in thousands):

	Rate	Maturity	September 30, 2023	December 31, 2022
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$393,025	$397,940
2021 Term Loan B-2	S(1) + 3.50%	December 2027	614,151	634,340
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	620,313
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	673,313
Senior Secured Term Loan Due 2028	RR(3) + 1.75%(4)	December 2028	726,386	—
AR Facility(2)	S(1) + 2.25%	January 2025	130,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	38,895	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	63,019	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	333,220
8.625% senior secured notes due 2027	8.625%	June 2027	852,987	—
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			4,955,440	4,839,126
Less current portion of debt outstanding			(4,040)	(23,480)
Face value of long-term debt outstanding			$4,951,400	$4,815,646
______________________
(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2)The AR Facility (as defined below) is subject to certain "springing" maturity conditions; the maturity may extend to February 2026 at the latest.
(3)Represents the Reference Rate as defined below.
(4)At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid-in-kind the spread is 1.75%.
We had outstanding letters of credit totaling $12 million as of September 30, 2023 and December 31, 2022, which were secured by a $21 million cash collateral deposit account.
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
Refinancing Transactions
On March 9, 2022, we entered into an amendment to refinance another portion of our then-outstanding Term Loan B facility (the “March 2022 Refinancing”). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement including the Sixth Term A Loan Refinancing and Incremental Amendments entered into in December 2020 and all preceding amendments. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022 , of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the “August 2022 Refinancing”). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and

Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022, of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of September 30, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").
The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the nine months ended September 30, 2023 of $13 million. As of September 30, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
The Senior Secured Term Loan Due 2028 matures on December 15, 2028 and offers us the ability to prepay subject to prepayment premiums as follows (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest is payable-in-kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments can be made at par plus accrued interest.
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest, with the Reference Rate for the first interest period deemed to be 13.00% per annum. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $26 million during the three and nine months ended September 30, 2023.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the

2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of September 30, 2023, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement.
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
On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 and approximately $66 million of our 9.25% senior secured notes due 2025 were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three and nine months ended September 30, 2023, of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the 9.25% senior secured notes and 7.375% senior secured notes.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. On March 30, 2023, we borrowed $115 million under the AR Facility. As of September 30, 2023, we had $130 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
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
In connection with the AR Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the AR Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the AR Facility, the lenders under the AR Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the AR Facility. As of September 30, 2023, $389 million of Receivables are held as assets by Sabre Securitization, consisting of $379 million of accounts receivable and $10 million of other assets, net in our consolidated balance sheet.
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

The AR Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of September 30, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. During the year ended December 31, 2021, a certain holder elected to exchange $10 million of the Exchangeable Notes for 1,269,497 shares of common stock, which we elected to settle in shares of our common stock. Additionally, certain holders elected to exchange $2 million of the Exchangeable Notes for $3 million in cash, which we elected to settle in cash. As of September 30, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.
Under the terms of indenture, the notes are exchangeable into common stock of Sabre Corporation (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2020, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of Exchangeable Notes, as determined following a request by their holder in accordance with the procedures in the indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the indenture governing the notes);
•upon the occurrence of specified corporate events; or
•on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, April 15, 2025.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2023, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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

The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2023 and December 31, 2022, (in thousands):

	September 30, 2023	December 31, 2022
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	3,863	5,642
Net carrying value	$329,357	$327,578

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$3,332	$3,332	$9,997	$9,997
Amortization of issuance costs	600	572	1,779	1,696

9. Derivatives
Hedging Objectives—We are exposed to certain risks relating to ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with our floating-rate borrowings.
In accordance with authoritative guidance on accounting for derivatives and hedging, we designate interest rate swaps as cash flow hedges of floating-rate borrowings.
Cash Flow Hedging Strategy—We enter into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements modify our exposure to interest rate risk by converting floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense and net earnings. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2023, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2023 and 2022, are as follows:

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
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. We designated these swaps as cash flow hedges.
The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$6,235	$4,905
Interest rate swaps	Other assets, net	645	—
Interest rate swaps	Other noncurrent liabilities	(2,149)	(168)
Total		$4,731	$4,737

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Amount of Gains Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$3,703	$4,422	$4,588	$4,405
Total	$3,703	$4,422	$4,588	$4,405

		Amount of (Gains) Losses Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate swaps	Interest expense, net	$(2,057)	$(41)	$(4,473)	$203
Total		$(2,057)	$(41)	$(4,473)	$203

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of September 30, 2023, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.
The following tables present our assets that are required to be measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value at Reporting Date Using
Assets:	September 30, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,731	$—	$4,731	$—
Investment in securities	44,341	44,341	—	—
Money market funds	280,952	280,952	—	—
Time deposits	158,648	—	158,648	—
Total	$488,672	$325,293	$163,379	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2022	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,737	$—	$4,737	$—
Investment in securities	54,303	54,303	—	—
Money market funds	153,252	153,252	—	—
Time deposits	444,835	—	444,835	—
Total	$657,127	$207,555	$449,572	$—
______________________
(1) See Note 9. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2023.
Unrealized losses recognized during the three and nine months ended September 30, 2023 from our investments in securities totaled $14 million and $10 million, respectively, and $5 million and $35 million during the three and nine months ended September 30, 2022, respectively, which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable Notes, senior secured notes due 2025 and 2027 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of our Senior Secured Term Loan Due 2028 under our 2023 Term Loan Agreement is determined based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness on each of the 20 prior trading days plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest, a Level 3 input. The outstanding principal balances of our AR Facility approximated its fair value as of September 30, 2023.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value at		Carrying Value at (1)
Financial Instrument	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
2021 Term Loan B-1	$346,599	$362,872	$392,342	$397,147
2021 Term Loan B-2	543,907	578,042	610,358	629,832
2022 Term Loan B-1	531,788	567,974	598,169	614,139
2022 Term Loan B-2	573,923	623,235	617,683	640,899
Senior Secured Term Loan Due 2028	726,293	—	726,386	—
9.25% senior secured notes due 2025	38,304	774,128	38,895	775,000
7.375% senior secured notes due 2025	62,016	813,539	63,019	850,000
4.00% senior exchangeable notes due 2025	329,615	358,440	333,220	333,220
8.625% senior secured notes due 2027	724,032	—	852,987	—
11.25% senior secured notes due 2027	509,568	572,058	545,963	544,770
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and nine months ended September 30, 2023.
11. Accumulated Other Comprehensive Loss
As of September 30, 2023 and December 31, 2022, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2023	December 31, 2022
Defined benefit pension and other postretirement benefit plans	$(73,004)	$(73,746)
Unrealized foreign currency translation gain	6,026	5,257
Unrealized gain on interest rate swaps	4,692	4,577
Share of other comprehensive loss of equity method investments	(2,201)	(1,819)
Total accumulated other comprehensive loss, net of tax	$(64,487)	$(65,731)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. On March 11, 2021, the American Rescue Plan Act (“ARP”) of 2021 was signed into law, which modified funding requirements for single-employer defined benefit pension plans by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages. We have elected to use excess contributions resulting from a reduction to past contribution requirements allowed by ARPA to offset remaining required contributions. As of September 30, 2023, we have contributed $11 million to our defined benefit pension plan in 2023. Based on current assumptions, we expect to make a contribution of up to $13 million in 2023 to our defined benefit pension plan. See Note 9. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
12. Stock and Stockholders' Equity
Preferred Stock
On August 24, 2020, we completed an offering of 3,340,000 shares of our 6.50% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”), which generated net proceeds of approximately $323 million for use as general corporate purposes. During the year ended December 31, 2021, a certain holder elected to convert 50,000 shares of preferred stock to 595,240 shares of common stock, leaving 3,290,000 shares outstanding. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock at a rate of 14.2857 of common stock per share of Preferred Stock. The number of shares issued at conversion was approximately 47 million shares.
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% of the liquidation preference of $100 per share (equivalent to $6.50 annually per share) payable in cash or, subject to certain limitations, by delivery of shares of our common stock or any combination of cash and shares of our common stock, at our election; provided, however, that any undeclared and unpaid dividends would have continued to accumulate.
We recorded $4 million and $14 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2023, and $5 million and $16 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of September 30, 2023, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances. As of September 30, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 8. Debt for further details. We expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
13. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(207,789)	$(134,154)	$(431,154)	$(272,828)
Less: Net income (loss) attributable to noncontrolling interests	379	776	(522)	1,933
Less: Preferred stock dividends	3,564	5,346	14,257	16,039
Net loss from continuing operations available to common stockholders, diluted	$(211,732)	$(140,276)	$(444,889)	$(290,800)
Denominator:
Basic weighted-average common shares outstanding	345,128	328,228	335,460	326,170
Diluted weighted-average common shares outstanding	345,128	328,228	335,460	326,170
Loss per share from continuing operations:
Basic	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Diluted	$(0.61)	$(0.43)	$(1.33)	$(0.89)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 6 million and 3 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2023, respectively, and 1 million and 2 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2022, respectively, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 4 million and 5 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2023, respectively, and 5 million and 3 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2022, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes for the three and nine months ended September 30, 2023 and 2022 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the three and nine months ended September 30, 2022 was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. Approximately 39 million common shares related to the Preferred Stock for the three and nine months ended September 30, 2022, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period. On September 1, 2023, each outstanding share of Preferred Stock was automatically converted into approximately 47 million shares of our common stock. See Note 12. Stock and Stockholders' Equity for further details.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. The court has referred the issue of the attorneys' fees and costs to a magistrate judge. The magistrate issued a recommendation, which the court has adopted in full, that US Airways is entitled to a reasonable attorneys' fees award, but that the award is subject to a reduction to reflect their nominal recovery. In June 2023, US Airways filed a motion seeking approximately $139 million in attorneys' fees and costs, an amount that we strongly dispute. During the quarter ended September 30, 2022, we accrued an estimated loss of $15 million in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022; this amount is within our estimated range of outcomes based on our review of US Airways’ motion. The amount of attorneys’ fees and costs to be awarded is subject to the final decision by the trial court, which may be appealed. The ultimate resolution of this matter may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses as long as the lawsuit continues.
Indian Income Tax Litigation
We were a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are not material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). On June 19, 2009 and July 10, 2009, the ITAT ruled in our favor, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor on July 19, 2010. The DIT appealed the decision to the Supreme Court of India which upheld the Delhi High Court ruling on April 19, 2023. We have appealed the tax assessments for the assessment years ended March 2013 to March 2018 and March 2021 with the ITAT and no trial date has been set for these subsequent years.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2015 and March 2018 through March 2020 and appeals for assessment years ending March 2006 through March 2016 and March 2018 through March 2020 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $22 million as of September 30, 2023. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Indian Service Tax Litigation
SAPPL's Indian subsidiary is also subject to litigation by the India Director General (Service Tax) (“DGST”), which has assessed the subsidiary for multiple years related to its alleged failure to pay service tax on marketing fees and reimbursements of expenses. Indian courts have returned verdicts favorable to the Indian subsidiary. The DGST has appealed the verdict to the Indian Supreme Court. We do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. During the three and nine months ended September 30, 2023 we accrued $11 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
15. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our President, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
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

Segment information for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Travel Solutions	$671,929	$603,647	$2,020,131	$1,736,794
Hospitality Solutions	78,581	67,497	229,064	189,704
Eliminations	(10,049)	(7,750)	(28,510)	(20,662)
Total revenue	$740,461	$663,394	$2,220,685	$1,905,836
Adjusted Operating Income (Loss)(a)
Travel Solutions	$142,089	$69,311	$348,560	$172,501
Hospitality Solutions	107	(11,312)	(10,424)	(38,469)
Corporate	(58,515)	(57,283)	(180,685)	(171,783)
Total	$83,681	$716	$157,451	$(37,751)
Depreciation and amortization
Travel Solutions	$20,050	$28,043	$64,929	$84,329
Hospitality Solutions	6,256	5,216	18,285	16,502
Total segments	26,306	33,259	83,214	100,831
Corporate	10,357	10,100	30,657	41,862
Total	$36,663	$43,359	$113,871	$142,693
Capital Expenditures
Travel Solutions	$14,155	$12,129	$45,906	$30,526
Hospitality Solutions	1,489	1,118	5,642	4,884
Total segments	15,644	13,247	51,548	35,410
Corporate	4,776	6,843	17,062	18,064
Total	$20,420	$20,090	$68,610	$53,474
______________________
(a)The following table sets forth the reconciliation of operating income (loss) in our consolidated statements of operations to Adjusted Operating Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)	$52,201	$(56,535)	$9,805	$(206,260)
Add back:
Equity method income	512	199	1,394	215
Impairment and related charges(1)	—	5,146	—	5,146
Acquisition-related amortization(1)	10,176	9,824	30,043	41,075
Restructuring and other costs(2)	3,909	9,944	62,962	14,279
Acquisition-related costs(3)	270	424	1,658	6,333
Litigation costs, net(4)	3,519	15,365	12,752	31,380
Stock-based compensation	13,094	16,349	38,837	70,081
Adjusted Operating Income (Loss)	$83,681	$716	$157,451	$(37,751)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “outlook,” “expects,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our global distribution system (“GDS”), and from our IT solutions through recurring usage-based fees for the use of our Software-as-a-Service (“SaaS”) and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Items that are not allocated to our business segments are identified as corporate and primarily include stock-based compensation expense, litigation costs, corporate headcount-related costs and other items that are not identifiable with either of our segments.
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds for our consolidated financial results in 2022 and through the third quarter of 2023. While growth on a year-over-year basis continues to result in improvement in our key volume metrics with the return of global travel volumes, recent industry air distribution volume growth has leveled-off. This may continue into the future and could impact our rate of growth. With the continued increase in booking volumes, our incentive consideration costs are also increasing significantly compared to previous periods. In the third quarter of 2023, the impact of Travel Solutions customer de-migrations on passengers boarded for IT solutions is being substantially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. This cost reduction plan will continue to be implemented over the remainder of 2023 and may result in additional restructuring charges as we continue to evaluate third-party costs. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. During the nine months ended September 30, 2023, we incurred $56 million in connection with this business plan, within our consolidated statement of operations. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023.

We believe our cash position and the liquidity measures we have taken will continue to provide flexibility as we manage through the global economic recovery, including ongoing recovery from the COVID-19 pandemic. As a result, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the magnitude of travel decline and the unknown duration of the recovery, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2022 and the second and third quarters of 2023, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. As a result of our recent refinancing activity, we believe our debt maturity profile better aligns with our future prospective free cash flow generation. Currently approximately 44% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 27% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations.”
In August 2022, we completed the acquisition of Conferma Limited (“Conferma”), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma, for net cash consideration of $62 million and conversion of a pre-existing loan into share capital. We have consolidated the results of Conferma from the date of acquisition into our Travel Solutions segment, which did not have a material impact on our results of operations. In February 2023, we sold 19% of the share capital of the direct parent of Conferma to a third party for proceeds of $16 million, resulting in a redeemable non-controlling interest.
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
Factors Affecting our Results
In addition to the “—Recent Developments Affecting our Results of Operations” above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 17, 2023. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.

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
Hospitality Solutions generates revenue through upfront solution fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed through our SaaS and through other professional service fees including Digital Experience (“DX”). Certain professional service fees are discrete sales opportunities that may have a high degree of variability from period to period, and we cannot guarantee that we will have such fees in the future consistent with prior periods.
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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 13 years as of September 30, 2023 for trademarks and brand names.
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Hospitality Solutions pays fees to Travel Solutions for hotel stays booked through our GDS.

Key Metrics
“Direct billable bookings” and “passengers boarded” are the primary metrics utilized by Travel Solutions to measure operating performance. Travel Solutions generates distribution revenue for each direct billable booking, which includes bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea “LGS”)) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. Travel Solutions also recognizes IT solutions revenue from recurring usage-based fees for passengers boarded. The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Travel Solutions
Direct Billable Bookings - Air	76,055	68,761	10.6%	237,347	196,078	21.0%
Direct Billable Bookings - LGS	13,405	11,340	18.2%	39,185	29,730	31.8%
Distribution Total Direct Billable Bookings	89,460	80,101	11.7%	276,532	225,808	22.5%
IT Solutions Passengers Boarded	178,036	179,907	(1.0)%	517,500	469,274	10.3%

Hospitality Solutions
HS Central Reservations System Transactions	33,790	31,640	6.8%	93,452	84,200	11.0%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations “Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income (Loss) as operating loss adjusted for equity method income, impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net (loss) income attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, restructuring and other costs, (gain) loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, (gain) loss on extinguishment of debt, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Income (Loss) to Adjusted Operating Income (Loss), and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(211,848)	$(140,722)	$(445,406)	$(291,396)
Loss from discontinued operations, net of tax	116	446	517	596
Net income (loss) attributable to noncontrolling interests(1)	379	776	(522)	1,933
Preferred stock dividends	3,564	5,346	14,257	16,039
Loss from continuing operations	(207,789)	(134,154)	(431,154)	(272,828)
Adjustments:
Impairment and related charges(2)	—	5,146	—	5,146
Acquisition-related amortization(3a)	10,176	9,824	30,043	41,075
Restructuring and other costs(5)	3,909	9,944	62,962	14,279
Loss on extinguishment of debt, net	121,120	—	108,577	3,533
Other, net(4)	11,548	7,687	(8,084)	(139,617)
Acquisition-related costs(6)	270	424	1,658	6,333
Litigation costs, net(7)	3,519	15,365	12,752	31,380
Stock-based compensation	13,094	16,349	38,837	70,081
Tax impact of adjustments(8)	24,043	(11,005)	49,057	(13,801)
Adjusted Net Loss from continuing operations	$(20,110)	$(80,420)	$(135,352)	$(254,419)
Adjusted Net Loss from continuing operations per share	$(0.06)	$(0.25)	$(0.40)	$(0.78)
Diluted weighted-average common shares outstanding	345,128	328,228	335,460	326,170

Operating income (loss)	$52,201	$(56,535)	$9,805	$(206,260)
Add back:
Equity method income	512	199	1,394	215
Impairment and related charges(2)	—	5,146	—	5,146
Acquisition-related amortization(3a)	10,176	9,824	30,043	41,075
Restructuring and other costs(5)	3,909	9,944	62,962	14,279
Acquisition-related costs(6)	270	424	1,658	6,333
Litigation costs, net(7)	3,519	15,365	12,752	31,380
Stock-based compensation	13,094	16,349	38,837	70,081
Adjusted Operating Income (Loss)	$83,681	$716	$157,451	$(37,751)

Loss from continuing operations	(207,789)	$(134,154)	(431,154)	$(272,828)
Adjustments:
Depreciation and amortization of property and equipment(3b)	21,999	22,722	65,376	74,289
Amortization of capitalized implementation costs(3c)	4,488	10,813	18,452	27,329
Acquisition-related amortization(3a)	10,176	9,824	30,043	41,075
Impairment and related charges(2)	—	5,146	—	5,146
Restructuring and other costs(5)	3,909	9,944	62,962	14,279
Interest expense, net	119,372	77,120	325,290	205,062
Other, net(4)	11,548	7,687	(8,084)	(139,617)
Loss on extinguishment of debt, net	121,120	—	108,577	3,533
Acquisition-related costs(6)	270	424	1,658	6,333
Litigation costs, net(7)	3,519	15,365	12,752	31,380
Stock-based compensation	13,094	16,349	38,837	70,081
Provision (benefit) for income taxes	8,462	(6,989)	16,570	(2,195)
Adjusted EBITDA	$110,168	$34,251	$241,279	$63,867

The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended September 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$142,089	$107	$(58,515)	$83,681
Less:
Equity method income	512	—	—	512
Acquisition-related amortization(3a)	—	—	10,176	10,176
Restructuring and other costs(5)	—	—	3,909	3,909
Acquisition-related costs(6)	—	—	270	270
Litigation costs, net(7)	—	—	3,519	3,519
Stock-based compensation	—	—	13,094	13,094
Operating income (loss)	$141,577	$107	$(89,483)	$52,201

Adjusted EBITDA	$162,139	$6,363	$(58,334)	$110,168
Less:
Depreciation and amortization of property and equipment(3b)	16,978	4,840	181	21,999
Amortization of capitalized implementation costs(3c)	3,072	1,416	—	4,488
Acquisition-related amortization(3a)	—	—	10,176	10,176
Restructuring and other costs(5)	—	—	3,909	3,909
Acquisition-related costs(6)	—	—	270	270
Litigation costs, net(7)	—	—	3,519	3,519
Stock-based compensation	—	—	13,094	13,094
Equity method income	512	—	—	512
Operating income (loss)	$141,577	$107	$(89,483)	$52,201
Interest expense, net				(119,372)
Other, net(4)				(11,548)
Loss on extinguishment of debt				(121,120)
Equity method income				512
Provision for income taxes				(8,462)
Loss from continuing operations				$(207,789)

	Three Months Ended September 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$69,311	$(11,312)	$(57,283)	$716
Less:
Equity method income	199	—	—	199
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	9,824	9,824
Restructuring and other costs(5)	—	—	9,944	9,944
Acquisition-related costs(6)	—	—	424	424
Litigation costs, net(7)	—	—	15,365	15,365
Stock-based compensation	—	—	16,349	16,349
Operating income (loss)	$69,112	$(11,312)	$(114,335)	$(56,535)

Adjusted EBITDA	$97,354	$(6,096)	$(57,007)	$34,251
Less:
Depreciation and amortization of property and equipment(2b)	18,521	3,925	276	22,722
Amortization of capitalized implementation costs(3c)	9,522	1,291	—	10,813
Acquisition-related amortization(3a)	—	—	9,824	9,824
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	9,944	9,944
Acquisition-related costs(6)	—	—	424	424
Litigation costs, net(7)	—	—	15,365	15,365
Stock-based compensation	—	—	16,349	16,349
Equity method income	199	—	—	199
Operating income (loss)	$69,112	$(11,312)	$(114,335)	$(56,535)
Interest expense, net				(77,120)
Other, net(4)				(7,687)
Equity method income				199
Benefit for income taxes				6,989
Loss from continuing operations				$(134,154)

	Nine Months Ended September 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$348,560	$(10,424)	$(180,685)	$157,451
Less:
Equity method income	1,394	—	—	1,394
Acquisition-related amortization(3a)	—	—	30,043	30,043
Restructuring and other costs(5)	—	—	62,962	62,962
Acquisition-related costs(6)	—	—	1,658	1,658
Litigation costs, net(7)	—	—	12,752	12,752
Stock-based compensation	—	—	38,837	38,837
Operating income (loss)	$347,166	$(10,424)	$(326,937)	$9,805

Adjusted EBITDA	$413,489	$7,861	$(180,071)	$241,279
Less:
Depreciation and amortization of property and equipment(3b)	50,677	14,085	614	65,376
Amortization of capitalized implementation costs(3c)	14,252	4,200	—	18,452
Acquisition-related amortization(3a)	—	—	30,043	30,043
Restructuring and other costs(5)	—	—	62,962	62,962
Acquisition-related costs(6)	—	—	1,658	1,658
Litigation costs, net(7)	—	—	12,752	12,752
Stock-based compensation	—	—	38,837	38,837
Equity method income	1,394	—	—	1,394
Operating income (loss)	$347,166	$(10,424)	$(326,937)	$9,805
Interest expense, net				(325,290)
Other, net(4)				8,084
Loss on extinguishment of debt, net				(108,577)
Equity method income				1,394
Provision for income taxes				(16,570)
Loss from continuing operations				$(431,154)

	Nine Months Ended September 30, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$172,501	$(38,469)	$(171,783)	$(37,751)
Less:
Equity method income	215	—	—	215
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	41,075	41,075
Restructuring and other costs(5)	—	—	14,279	14,279
Acquisition-related costs(6)	—	—	6,333	6,333
Litigation costs, net(7)	—	—	31,380	31,380
Stock-based compensation	—	—	70,081	70,081
Operating income (loss)	$172,286	$(38,469)	$(340,077)	$(206,260)

Adjusted EBITDA	$256,830	$(21,967)	$(170,996)	$63,867
Less:
Depreciation and amortization of property and equipment(3b)	60,735	12,767	787	74,289
Amortization of capitalized implementation costs(3c)	23,594	3,735	—	27,329
Acquisition-related amortization(3a)	—	—	41,075	41,075
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	14,279	14,279
Acquisition-related costs(6)	—	—	6,333	6,333
Litigation costs, net(7)	—	—	31,380	31,380
Stock-based compensation	—	—	70,081	70,081
Equity method income	215	—	—	215
Operating income (loss)	$172,286	$(38,469)	$(340,077)	$(206,260)
Interest expense, net				(205,062)
Other, net(4)				139,617
Loss on extinguishment of debt				(3,533)
Equity method income				215
Benefit for income taxes				2,195
Loss from continuing operations				$(272,828)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(39,781)	$(314,770)
Cash (used in) provided by investing activities	(80,631)	186,251
Cash used in financing activities	(72,518)	(61,646)

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(39,781)	$(314,770)
Additions to property and equipment	(68,610)	(53,474)
Free Cash Flow	$(108,391)	$(368,244)
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
(2) Impairment and related charges in the prior year represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets.
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
(4) Other, net includes the impacts of fair value adjustments of our GBT investment and a $180 million gain on the sale of AirCentre during the nine months ended September 30, 2022. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(5) Restructuring and other costs in the current year primarily represents charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$740,461	$663,394	$2,220,685	$1,905,836
Cost of revenue, excluding technology costs	294,120	274,330	917,532	771,609
Technology costs	243,404	273,240	799,121	824,142
Selling, general and administrative	150,736	172,359	494,227	516,345
Operating income (loss)	52,201	(56,535)	9,805	(206,260)
Interest expense, net	(119,372)	(77,120)	(325,290)	(205,062)
Loss on debt extinguishment, net	(121,120)	—	(108,577)	(3,533)
Equity method income	512	199	1,394	215
Other, net	(11,548)	(7,687)	8,084	139,617
Loss from continuing operations before income taxes	(199,327)	(141,143)	(414,584)	(275,023)
Provision (benefit) for income taxes	8,462	(6,989)	16,570	(2,195)
Loss from continuing operations	$(207,789)	$(134,154)	$(431,154)	$(272,828)

Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$671,929	$603,647	$68,282	11%
Hospitality Solutions	78,581	67,497	11,084	16%
Total segment revenue	750,510	671,144	79,366	12%
Eliminations	(10,049)	(7,750)	(2,299)	30%
Total revenue	$740,461	$663,394	$77,067	12%
Travel Solutions—Revenue increased $68 million, or 11%, for the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to:
•a $94 million, or 22%, increase in transaction-based distribution revenue primarily due to a 12% increase in direct billable bookings to 89 million and favorable rate impacts from improved international and corporate bookings; and
•a $26 million, or 15%, decrease in IT solutions revenue driven by a $33 million decline in revenue from de-migrations, primarily due to changes in Russian law and impacts of termination fees from such carriers, which resulted in a decrease in passengers boarded for the period. These decreases were partially offset by an increase of $9 million due to an increase in passengers boarded from growth by our customer base (excluding the impact of de-migrations noted above).
Hospitality Solutions—Revenue increased $11 million, or 16%, for the three months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily driven by an $10 million increase in SynXis Software and

Services revenue due to an increase in transaction volumes of 7% to 34 million driven by new customer deployments, and a favorable mix within our distribution channels. Additionally, DX revenue increased by $1 million.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$260,387	$235,240	$25,147	11%
Hospitality Solutions	37,616	33,767	3,849	11%
Eliminations	(10,048)	(7,750)	(2,298)	30%
Total segment cost of revenue, excluding technology costs	287,955	261,257	26,698	10%
Corporate	1,306	1,868	(562)	(30)%
Depreciation and amortization	4,859	11,205	(6,346)	(57)%
Total cost of revenue, excluding technology costs	$294,120	$274,330	$19,790	7%
Travel Solutions—Cost of revenue, excluding technology costs, increased $25 million, or 11%, for the three months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $39 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a $14 million decrease in labor and professional services costs driven by our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $4 million, or 11%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to a $5 million increase in costs associated with increased transaction volumes and the mix of our transactions across our distribution channels, partially offset by a $1 million decrease in labor and professional services costs driven by our cost reduction plan.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $6 million, or 57%, for the three months ended September 30, 2023 primarily due to the completion of amortization associated with certain customer implementations.
Technology Costs

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$208,696	$229,789	$(21,093)	(9)%
Hospitality Solutions	27,346	31,237	(3,891)	(12)%
Corporate	7,362	12,214	(4,852)	(40)%
Total technology costs	$243,404	$273,240	$(29,836)	(11)%

Travel Solutions—Technology costs decreased $21 million, or 9% for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily driven by a $9 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations, an $8 million decrease in labor and professional services driven by our cost reduction plan, and a decrease in depreciation and amortization of $2 million primarily due to the completion of amortization of certain capitalized internal use software.

Hospitality Solutions—Technology costs decreased $4 million, or 12%, for the three months ended September 30, 2023 compared to the same period in the prior year due to a $5 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $1 million increase in technology costs associated with our technology transformation initiatives.

Corporate—Technology costs decreased $5 million, or 40%, for the three months ended September 30, 2023 compared to the same period in the prior year due to a $2 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, and a $2 million decrease in labor and professional services driven by our cost reduction plan.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$58,100	$59,585	$(1,485)	(2)%
Hospitality Solutions	12,085	12,521	(436)	(3)%
Corporate	80,551	100,253	(19,702)	(20)%
Total selling, general and administrative expenses	$150,736	$172,359	$(21,623)	(13)%

Travel Solutions—Selling, general and administrative expenses decreased $1 million, or 2%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to a $3 million decrease in legal costs, a $2 million decrease in the provision for credit losses and a $1 million decrease in labor and professional services driven by our cost reduction plan. These decreases were partially offset by a $3 million increase in other business expenses.

Corporate—Selling, general and administrative expenses decreased $20 million, or 20%, for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily driven by a $15 million decrease due to a litigation reserve recorded in the prior year, a $2 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, a $2 million decrease in labor and professional services driven by our cost reduction plan, a $1 million decrease in risk and security costs, and a decrease in other ongoing business expenses. These decreases were partially offset by a $2 million increase associated with a tax litigation matter.
Interest expense, net

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$119,372	$77,120	$42,252	55%

Interest expense increased $42 million, or 55%, during the three months ended September 30, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 8. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt, net
We recognized a loss on extinguishment of debt of $121 million for the three months ended September 30, 2023 as a result of the financing activity that occurred in the current quarter. See Note 8. Debt for further details.
Other, net

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$11,548	$7,687	$3,861	50%
Other, net increased $4 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to a change in fair value of our GBT investment from a loss of $5 million in the prior year period to a loss of $14 million in the current year period as well as an increase due to a $4 million gain recognized in conjunction with the acquisition of Conferma in the prior year, partially offset by a $5 million decrease due to debt modification costs in connection with the refinancing that occurred in August 2022, as well as higher realized and unrealized foreign currency exchange gains. See Note 10. Fair Value Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the Conferma aquisition.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$8,462	$(6,989)	$15,451	(221)%

For the three months ended September 30, 2023, we recognized $8 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax benefit of $7 million, representing an effective tax rate of 5% for the three months ended September 30, 2022. The effective tax rate decreased for the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$2,020,131	$1,736,794	$283,337	16%
Hospitality Solutions	229,064	189,704	39,360	21%
Total segment revenue	2,249,195	1,926,498	322,697	17%
Eliminations	(28,510)	(20,662)	(7,848)	38%
Total revenue	$2,220,685	$1,905,836	$314,849	17%
Travel Solutions—Revenue increased $283 million, or 16%, for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to:
•a $376 million, or 31%, increase in transaction-based distribution revenue due to a 23% increase in direct billable bookings to 277 million and favorable rate impacts from improved international and corporate bookings; and
•a $93 million or 17%, decrease in IT solutions revenue consisting of a $83 million decrease as a result of de-migrations, primarily due to changes in Russian law and impacts of termination fees in both periods from such carriers and $16 million decline in the recognition of previously deferred revenue in each period presented, partially due to a change in facts and circumstances associated with a Russian carrier in the prior year. In addition, we incurred a $36 million decrease due to the sale of our AirCentre portfolio on February 28, 2022. These decreases were partially offset by an increase in revenue due to a 10% increase in passengers boarded to 518 million.
Hospitality Solutions—Revenue increased $39 million, or 21%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $38 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 11% to 93 million driven by new customer deployments, and a favorable mix within our distribution channels. Additionally, DX revenue increased by $1 million.

Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$798,404	$661,282	$137,122	21%
Hospitality Solutions	111,809	95,158	16,651	17%
Eliminations	(28,509)	(20,662)	(7,847)	38%
Total segment cost of revenue, excluding technology costs	881,704	735,778	145,926	20%
Corporate	16,670	5,880	10,790	184%
Depreciation and amortization	19,158	29,951	(10,793)	(36)%
Total cost of revenue, excluding technology costs	$917,532	$771,609	$145,923	19%
Travel Solutions—Cost of revenue, excluding technology costs, increased $137 million, or 21%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was primarily driven by a $164 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a decrease in labor and professional services costs partially due to the sale of AirCentre and our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $17 million, or 17%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to costs associated with increased transaction volumes and the mix of our transactions across our distribution channels.
Corporate—Cost of revenue, excluding technology costs, increased $11 million, or 184%, for the nine months ended September 30, 2023 primarily due to a $12 million restructuring charge associated with the reduction of our workforce in the current period. This increase was partially offset by a $1 million decrease in labor and professional services costs due to our cost reduction plan.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $11 million, or 36%, for the nine months ended September 30, 2023 primarily due to the completion of amortization associated with certain customer implementations.
Technology Costs

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$667,742	$681,623	$(13,881)	(2)%
Hospitality Solutions	85,323	91,145	(5,822)	(6)%
Corporate	46,056	51,374	(5,318)	(10)%
Total technology costs	$799,121	$824,142	$(25,021)	(3)%

Travel Solutions—Technology costs decreased $14 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $16 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. Additionally, depreciation and amortization decreased by $9 million primarily due to the sale of our AirCentre portfolio and the completion of amortization of capitalized internal use software. These decreases were partially offset by an $11 million increase in labor and professional services costs to support our technology transformation and strategic growth initiatives, offset by reductions in the third quarter of 2023 driven by our cost reduction plan.
Hospitality Solutions—Technology costs decreased $6 million, or 6%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $12 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $6 million increase in technology costs associated with our technology transformation initiatives, including the migration of SynXis to the cloud.
Corporate—Technology costs decreased $5 million, or 10%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $10 million decrease in depreciation and amortization due to the completion of amortization of technology assets from prior acquisitions, an $8 million decrease in labor and professional services driven by our cost reduction plan, and an $8 million decrease in stock-based compensation primarily due to forfeitures of unvested shares. These decreases were partially offset by a $21 million restructuring charge associated with the reduction of our workforce in the current period.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$192,128	$196,722	$(4,594)	(2)%
Hospitality Solutions	38,155	38,133	22	—%
Corporate	263,944	281,490	(17,546)	(6)%
Total selling, general and administrative expenses	$494,227	$516,345	$(22,118)	(4)%

Travel Solutions—Selling, general and administrative expenses decreased $5 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a $13 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $4 million increase in the provision for credit losses and a $3 million increase due to investment in our internal business systems.

Hospitality Solutions—Selling, general and administrative expenses remained flat for the nine months ended September 30, 2023 compared to the same period in the prior year. A $2 million increase in the provision for credit losses, primarily due to an unfavorable fluctuation to provision reductions in the prior year, was offset with a $2 million decrease in labor and professional services driven by our cost reduction plan.

Corporate—Selling, general and administrative expenses decreased $18 million, or 6%, for the nine months ended September 30, 2023 compared to the same period in the prior year. This decrease was partially driven by a decrease of $22 million in stock-based compensation primarily due to forfeitures of unvested shares, a $16 million decrease in legal costs resulting from ongoing litigation, a $15 million decrease due to a litigation reserve recorded in the prior year, and a decrease in other ongoing business expenses. These decreases were partially offset by a $23 million restructuring charge associated with the reduction of our workforce in the second quarter of 2023, an $11 million charge associated with a tax litigation matter, and a $5 million increase in labor and professional services costs.

Interest expense, net

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$325,290	$205,062	$120,228	59%
Interest expense increased $120 million, or 59% during the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the financing activities that have occurred since the prior year period. These increases were partially offset by the impact of our interest rate swaps. See Note 8. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt, net
We recognized a loss on extinguishment of debt of $109 million during the nine months ended September 30, 2023, including a loss on extinguishment of debt of $121 million as a result of the financing activity that occurred in the third quarter of 2023, partially offset by a gain on extinguishment of debt of $13 million as a result of the financing activity that occurred in the second quarter of 2023. We recognized a loss on extinguishment of debt of $4 million during the nine months ended September 30, 2022 as a result of the refinancing that occurred in the first quarter of 2022. See Note 8. Debt for further details.
Other, net

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$(8,084)	$(139,617)	$131,533	(94)%
Other, net increased $132 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million in the prior year, partially offset by a change in fair value of our GBT investment from a loss of $35 million in the prior year to a loss of $10 million in the current year, as well as other non-operating gains of $14 million in the second quarter of 2023 and realized and unrealized foreign currency exchange gains. See Note 10. Fair Value Measurements for further details regarding the GBT investment and Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale.
Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,
	2023	2022	Change

	(Amounts in thousands)
Provision (benefit) for income taxes	$16,570	$(2,195)	$18,765	(855)%

For the nine months ended September 30, 2023, we recognized $17 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax benefit of $2 million, also representing an effective tax rate of less than 1% for the nine months ended September 30, 2022. The effective tax rate decreased for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2023 and December 31, 2022, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$601,604	$794,888
Available undrawn balance under the AR Facility	8,800	—
AR Facility outstanding balance	130,000	—
Available under the bilateral letter of credit facility	7,569	8,473
Outstanding letters of credit under the bilateral letter of credit facility	12,431	11,527
As of September 30, 2023, we had $130 million outstanding under the AR Facility with a borrowing base of $139 million, of which Sabre had availability of $9 million. Our AR Facility matures on January 14, 2025 at the earliest and February 13, 2026 at the latest, depending on certain “springing” maturity conditions. The AR Facility allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 8. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2023 and December 31, 2022. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds for our consolidated financial results in 2022 and through the third quarter of 2023. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertainties surrounding the global economic recovery and ongoing recovery from COVID-19 on transaction volumes in the global travel industry, particularly air travel transaction volumes, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. Given the magnitude of travel decline, the uncertain economic environment and the unknown trajectory of travel recovery, we will continue to monitor travel activity and take additional steps should we determine they are necessary.
In 2022 and during the second and third quarters of 2023, we refinanced and extended the maturity on portions of our debt, which also negatively impacted our results due to increasing interest rates and included utilizing $130 million in cash from our balance sheet. In the second quarter of 2023, we implemented a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe the ongoing effects of the global economic recovery on our operations and global bookings will continue to have a material negative impact on our financial results and liquidity, and this negative impact may continue notwithstanding any ongoing recovery from COVID-19. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through the industry's recovery. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes and service our debt and other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. In 2023, we expect total capital expenditures to be approximately $80 million. Costs associated with our cost reduction plan are expected to be approximately $70 million for the year, with the majority of disbursements occurring in 2023. See “—Risk Factors" for further details.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including the recovery from the impacts of COVID-19. See “Risk Factors—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.” and “—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2022 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss (“NO”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2023, and we also expect to benefit from the usage of NOLs in 2023 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2023.
Capital Resources
As of September 30, 2023, our outstanding debt totaled $4.8 billion, which is net of debt issuance costs and unamortized discounts of $134 million. Currently approximately 44% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 27% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the

Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2022 and through the third quarter of 2023, in response to the conflicts in Ukraine and the Middle East, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022 and the second and third quarters of 2023, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Additionally, the issuance of the June 2027 Notes (as defined below) resulted in cash payments totaling $130 million primarily to holders of prior notes but allowed us to better manage our ongoing interest expense and payments and extend our debt maturities. As a result of our recent refinancing activity, we believe our debt maturity profile better aligns with our future prospective free cash flow generation. Current cash on the balance sheet ending September 30, 2023 exceeds cumulative debt maturities through the end of 2026. Subject to market conditions, we may opportunistically refinance portions of our debt in 2023 and 2024 which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, as a result of the judgment in our antitrust litigation with US Airways, we may be required as early as 2024 to pay US Airways' reasonable attorneys' fees and costs. See Note 14. Contingencies, to our consolidated financial statements. Depending on the amount of attorneys' fees and costs, if any, that might be awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into a securitization transaction on our accounts receivable balances pursuant to the AR facility which provided a maximum of $200 million in additional funding. In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of September 30, 2023, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the AR Facility and the 2023 Term Loan Agreement.
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
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of September 30, 2023, we had reinvested, or are bound by contractual terms to reinvest, $277 million of the proceeds from the disposition of AirCentre. If we ultimately do not reinvest these proceeds that are subject to such contractual terms within a 180-day period, we are required to apply those proceeds to pay down additional debt. On May 24, 2023, we prepaid $48 million in principal and unaccrued interest on 2021 Term Loan B-2, 2022 Term Loan B-1 and 2022 Term Loan B-2, using the remaining net cash proceeds from the sale of AirCentre, in accordance with the contractual terms of the Amended and Restated Credit Agreement dated February 19, 2023.

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
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the “Pari Passu Loan Agreement“”). The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the nine months ended September 30, 2023 of $13 million. As of September 30, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 and approximately $66 million of our 9.25% senior secured notes due 2025 were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three and nine months ended September 30, 2023, of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the 9.25% senior secured notes and 7.375% senior secured notes.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, an indirect, consolidated subsidiary of Sabre Corporation and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. As of September 30, 2023, we had $130 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
Dividends
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We recorded $4 million and $14 million of accrued preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2023, and $5 million and $16 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 12. Stock and Stockholders' Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the nine months ended September 30,

2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. As of September 30, 2023, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases..
Senior Secured Credit Facilities
On March 9, 2022, we entered into an amendment to refinance another portion of our then-outstanding Term Loan B facility (the “March 2022 Refinancing”). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement including the Sixth Term A Loan Refinancing and Incremental Amendments entered into in December 2020 and all preceding amendments. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022, of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of the Term Loan B facility (the “August 2022 Refinancing”). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of September 30, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Cash Flows

	Nine Months Ended September 30,
	2023	2022

	(Amounts in thousands)
Cash used in operating activities	$(39,781)	$(314,770)
Cash (used in) provided by investing activities	(80,631)	186,251
Cash used in financing activities	(72,518)	(61,646)
Cash used in discontinued operations	(148)	(3,231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(205)	(2,197)
Decrease in cash, cash equivalents and restricted cash	$(193,283)	$(195,593)
Operating Activities
Cash used in operating activities totaled $40 million for the nine months ended September 30, 2023. The $275 million increase in operating cash flow from the same period in the prior year was primarily due to increased transaction volumes, partially offset by a $73 million increase in interest payments related to our debt and $41 million of severance payments made in connection with our cost reduction plan.
Investing Activities
For the nine months ended September 30, 2023, we used $69 million of cash for capital expenditures primarily related to software developed for internal use and $12 million for acquisition-related activity.

For the nine months ended September 30, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $53 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million of cash for the investment in GBT, and $73 million for Conferma and other acquisitions.
Financing Activities
For the nine months ended September 30, 2023, we used $73 million of cash for financing activities. Significant highlights of our financing activities include:
•proceeds of $853 million from the issuance of the 8.625% senior secured notes due 2027;
•payment of $787 million on our 7.375% senior secured notes due 2025 and $66 million on our 9.25% senior secured notes due 2025;
•proceeds of $677 million from the issuance of the Senior Secured Term Loan Due 2028;
•payment of $665 million on our 9.25% senior secured notes due 2025, 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2;
•payment of $159 million for debt discount and issuance costs;
•net proceeds of $130 million from borrowings on our AR Facility;
•payment of $55 million on our term loans under the Amended and Restated Credit Agreement, $48 million of which is a prepayment from the AirCentre disposition;
•proceeds of $16 million from the sale of our common shares of the direct parent of Conferma;
•payment of $16 million in dividends on our preferred stock; and
•net payments of $5 million from the settlement of employee stock-option awards.
For the nine months ended September 30, 2022, financing activities used $62 million. Significant highlights of our financing activities include:
•proceeds of $624 million and $650 million from the issuance of 2022 Term Loan B-1 and 2022 Term Loan B-2, respectively;
•payment of $1.3 billion on previous term loans under the Amended and Restated Credit Agreement;
•payment of $11 million on 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-1;
•payment of $24 million for debt discount and issuance costs;
•net payments of $16 million from the settlement of employee stock-option awards; and
•payment of $16 million in dividends on our preferred stock.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2022 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2023, other than the impact of interest rates on our debt and additional borrowings under the three-year committed accounts receivable securitization facility of $130 million and impacts of the June 2023 Refinancing and the September 2023 Exchange Transaction. As of September 30, 2023, we had a total debt obligation of $7.3 billion, with $97 million due for the remainder of 2023.
We had no off balance sheet arrangements during the nine months ended September 30, 2023 and year ended December 31, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. Due to the uncertainty driven by the global economic recovery, including the COVID-19 pandemic on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity regarding the recovery trajectory and its impacts on net exposures. Other than as described below, there were no material changes in our market risk since December 31, 2022 as previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed with the SEC on February 17, 2023.
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
Internal Control Over Financial Reporting
In March of 2023, we completed the implementation of a new billing system that impacted our control environment over a considerable portion of our revenue. The first implementation phase was completed in the fourth quarter of 2021 and impacted our control environment over a small portion of our revenue. There were no other changes in our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The spread of COVID-19 and the developments surrounding the global pandemic significantly and negatively impacted all aspects of our business. The COVID-19 pandemic and the resulting economic conditions and government orders resulted in a material decrease in consumer spending and an unprecedented decline in transaction volumes in the global travel industry, and the extent to which these transaction volumes will recover cannot be predicted with certainty. Our financial results and prospects are largely dependent on these transaction volumes. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our financial results for the years ended December 31, 2020, 2021 and 2022 and for the first nine months of 2023 (excluding the positive impacts from disposition activity) have been significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA as compared to 2019. This negative impact could continue for an unpredictable period.
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
Adapting to new technological and marketplace developments may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities to adapt to the changing technological environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Various factors may cause temporary or sustained disruption to leisure and business travel. The impact these disruptions would have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Sustained disruptions from COVID-19 negatively impacted our business, and the extent of recovery following these disruptions is uncertain. See “—The ongoing recovery from the effects of the COVID-19 outbreak on our business and the impact on our results of operations is highly uncertain.”
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
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our Travel Solutions business depends on a relatively small number of airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See “—Our Travel Solutions business is exposed to pricing pressure from travel suppliers.”
Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security incidents.
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The General Data Protection Regulation (“GDPR”), a data protection law adopted by the European Commission, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of travel data.

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
Our Travel Solutions business relies on relationships with several large travel buyers, including travel management companies (“TMCs”) and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers also shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Increasing travel agency incentive consideration" in our Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
Our Travel Solutions and Hospitality Solutions businesses depend on maintaining and renewing contracts with their customers and other counterparties.
In our Travel Solutions business, we enter into participating carrier distribution and services agreements with airlines. Our contracts with major carriers typically last for three- to five-year terms and are generally subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Our contracts with smaller airlines generally last for one year and are also subject to automatic renewal at the end of the term, unless terminated by either party with the required advance notice. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our airline contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our Travel Solutions business is exposed to pricing pressure from travel suppliers."
We also enter into contracts with travel buyers. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. We cannot guarantee that we will be able to renew our travel buyer agreements in the future on favorable economic terms or at all. Similarly, our Travel Solutions and Hospitality Solutions businesses are based on contracts with travel suppliers for a typical duration of three to seven years for airlines and one to five years for hotels, respectively. We cannot guarantee that we will be able to renew our solutions contracts in the future on favorable economic terms or at all. Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Solutions business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 14. Contingencies, to our consolidated financial statements. For example, as a result of the judgment in our antitrust litigation with US Airways, we may be required to pay US Airways’ reasonable attorneys’ fees and costs. Depending on the amount of attorneys’ fees and costs awarded to US Airways, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured. See“—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.” In addition, although the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, the jury found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. Although US Airways was only awarded $1.00 in single damages with respect to this verdict, and we believe the applicable limitations period for similar claims has expired, other parties might nevertheless likewise seek to benefit from this judgment by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
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
Russia has adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted and is expected to continue to negatively impact our revenue and results. See “—Recent Developments Affecting our Results of Operations" for further details.
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex, and, while we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related items may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we are addressing. It is possible that our enhanced program will identify material items that do not comply with these regulatory or sanction requirements. The amount of any penalties and other impacts, costs or remediations related to these items may adversely impact our results. We have become aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI). If OFSI were to impose a penalty, we believe that it would not be material; however, there can be no assurance of the amount of any such penalty.

We are exposed to risks associated with acquiring or divesting businesses or business operations.
We have acquired, and, as part of our growth strategy, may in the future acquire, businesses or business operations. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals or otherwise consummate such transactions on acceptable terms, or at all. For example, we previously announced that we had entered into an agreement to acquire Farelogix, which was subject to customary closing conditions and regulatory approvals. On August 20, 2019, the DOJ filed a complaint in federal court in the District of Delaware, seeking a permanent injunction to prevent Sabre from acquiring Farelogix. Although the trial court did not grant the DOJ's request, the U.S. Court of Appeals for the Third Circuit granted the DOJ's motion to vacate the judgment as moot, following the termination of the acquisition agreement as described below. In addition, the U.K. Competition and Markets Authority (“CMA”) blocked our proposed acquisition of Farelogix, and the U.K. Competition Appeal Tribunal has confirmed the CMA’s decision. Sabre and Farelogix agreed to terminate the acquisition agreement on May 1, 2020 and we paid Farelogix aggregate termination fees of $21 million in the second quarter of 2020 pursuant to the acquisition agreement.
Any acquisitions that we are able to identify and complete may also involve a number of risks, including our inability to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees; the diversion of our management’s attention from our existing business to integrate operations and personnel; possible material adverse effects on our results of operations during the integration process; becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition; and our possible inability to achieve the intended objectives of the acquisition, including the inability to achieve anticipated business or financial results, cost savings and synergies. Acquisitions may also have unanticipated tax, regulatory and accounting ramifications, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets. To consummate any of these acquisitions, we may need to raise external funds through the sale of equity or the issuance of debt in the capital markets or through private placements, which may affect our liquidity and may dilute the value of our common stock. See “—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.”
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
We believe that maintaining and expanding our portfolio of product and service brands are important aspects of our efforts to attract and expand our customer base. Our brands may be negatively impacted by, among other things, unreliable service levels from third-party providers, customers’ inability to properly interface their applications with our technology, the loss or unauthorized disclosure of personal data, including PCI or personally identifiable information (“PII”), or other bad publicity due to litigation, regulatory concerns or otherwise relating to our business. See “—Security incidents expose us to liability and could damage our reputation and our business.” Any inability to maintain or enhance awareness of our brands among our existing and target customers could negatively affect our current and future business prospects.
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
Risks Related to Technology and Intellectual Property
We rely on the availability and performance of information technology services provided by third parties, including DXC Technology (“DXC”) and other network, cloud and SaaS providers.
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
We process, store, and transmit large amounts of data, such as PII of our customers and employees and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by DXC, cloud providers or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, ransomware attacks, or similar disruptive problems.

In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive information has in the past been, and could at any time, including in the future, be compromised as a result. The costs and impacts related to these incidents, including the costs of investigation and remediation, any associated penalties assessed by any governmental authority or payment card brand, and any indemnification or other contractual obligations to our customers, may be material and could damage our reputation.
For example, we previously became aware of an incident involving unauthorized access to payment information contained in a subset of hotel reservations processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “HS Central Reservation System”). In December 2020, we entered into settlement agreements with certain state Attorneys General to resolve their investigation into this incident. As part of these agreements, we paid $2 million to the states represented by the Attorneys General in the first quarter of 2021 and agreed to implement certain security controls and processes. In addition, in April 2021, our subsidiary, Radixx, announced that it had experienced an event that impacted its Radixx Res™ reservation system. An investigation indicated that malware on the Radixx Res™ reservation system caused the activity. Based on the investigation, Sabre’s systems, including GDS, Airline IT, SabreSonic passenger service system and Hospitality Solutions systems, were not impacted, and the investigation indicated that the Radixx database containing customer information was not compromised in this event.
In addition, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided other required notifications. While our investigation is ongoing, to date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits, or regulatory inquiries in the future that could result in a material adverse effect.
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
Any systems and processes that we have developed or utilize that are designed to protect customer information and prevent data loss and other security incidents cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. For example, our agreements with customers may require that we indemnify the customer for liability arising from data incidents under the terms of our agreements with these customers. These indemnification obligations could be significant and may exceed the limits of any applicable insurance policy we maintain. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
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
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus, as well as conflict in the Middle East, have created global economic uncertainty and contributed to inflationary pressures, including fuel prices. A significant escalation or expansion of economic disruption, the conflicts' current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and in the Middle East; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U., the continued effects of the U.K.'s exit from the E.U. ("Brexit") and recent legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures and, travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.

We have a significant amount of indebtedness. As of September 30, 2023, we had $4.8 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we may opportunistically refinance portions of our debt in 2023 and 2024 which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution.
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
Our floating rate indebtedness and the potential refinancing of fixed rate indebtedness exposes us to fluctuations in prevailing interest rates. To reduce the impact of large fluctuations in interest rates, we typically hedge a portion of our interest rate risk by entering into derivative agreements with financial institutions. Our exposure to floating interest rates relates primarily to our borrowings under the Amended and Restated Credit Agreement. The derivative agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Additionally, recent interest rate increases have generally increased the cost of debt and we have been, and may in the future be, required to pay higher interest rates on new fixed rate indebtedness we have incurred and may incur in the future in comparison to the interest rates payable on our prior and currently outstanding fixed rate indebtedness, including in connection with the refinancing of such indebtedness. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the jurisdictions in which we operate. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock or convertible instruments in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. To the extent that any of us, our executive officers or directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheets as of September 30, 2023 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2023, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and Value Added Taxes (“VAT”), consistent with applicable accounting principles and considering all current facts and circumstances. We also establish reserves when required relating to the collection of refunds related to value-added taxes, which are subject to audit and collection risks in various countries. Historically our right to recover certain value-added tax receivables associated with our European businesses has been questioned by tax authorities. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have a significant impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. In addition, the Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules will begin to apply in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain “digital economy” sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as “digital services taxes” (“DSTs”). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.

Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $83 million as of December 31, 2022. With approximately 3,800 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, or to avoid certain funding-based benefit restrictions, we may need to make additional pension contributions above what is currently estimated or provide security to the plan, which could reduce the cash available for our businesses.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2023. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of September 30, 2023, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION

Securities Trading Arrangements
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material non-public information. Our Insider Trading Policy permits our employees, including officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 Officers”), and our directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the third quarter of 2023, our Section 16 Officers and our directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Purchased or Sold	Expiration Date
Sean Menke, Chief Executive Officer and Chair of the Board	Adoption	August 9, 2023	X		Sale of up to 700,000 shares of common stock in several transactions during 2023 and 2024	March 29, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
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
10.134
Indenture, dated as of September 7, 2023 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.135
Form of 8.625% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.136
Pledge and Security Agreement, dated as of September 7, 2023, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

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

SABRE CORPORATION
(Registrant)
Date:	November 2, 2023	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)