Form 10-K
period 2023-12-31
Sabre Corp
filed 2024-02-15
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30,2023, was $785,013,999. As of February 8, 2024, there were 379,480,874 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders to be held on April 24, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "intends," "focus," "believes," "will," "outlook," "may," “predicts,” “vision,” “potential,” “anticipates,” “estimates,” "should,” “plans,” “could,” “likely,” “commit,” “guidance,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “momentum,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
At Sabre, we make travel happen. Our vision is to be one of the most valued global technology partners in travel. We are committed to helping our customers take on the biggest opportunities and solve the most complex challenges in our industry. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to solutions that manage day-to-day hotel operations. We are committed to helping customers operate more efficiently, drive revenue and offer personalized traveler experiences with next-generation technology solutions.
Business Segments and Products
We operate our business and present our results through two business segments: (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers. Financial information about our business segments and geographic areas is provided in Note 19. Segment Information, to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K.
Travel Solutions
Our Travel Solutions business provides global travel solutions for travel suppliers and travel buyers through a business-to-business travel marketplace consisting of our global distribution network and a broad set of solutions that integrate with our distribution platform to add value for travel suppliers and travel buyers. Our distribution business facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”), and corporate travel departments.
Additionally, our Travel Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-

driven intelligence solutions. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery models, to hoteliers around the world. Our SaaS solutions empower hotels and hotel chains to manage pricing, reservations, and retail offerings across thousands of distribution channels while improving guest experience throughout the traveler journey. We serve over 42,000 properties in over 175 countries.
Growth Strategy
At Sabre, we are a technology company focused on four strategic areas: generating positive free cash flow, achieving sustainable long-term growth, driving innovation and enhancing our value propositions, and the continued modernization of our technology. Our growth strategy includes enhancing relationships with customers by promoting the benefits to them and travelers of adopting additional products and services, adapting those products to the changing needs of the travel ecosphere, including integrating new distribution capability (“NDC”), and pricing them in ways that align with our customers, growing our customer base by continuing to innovate our products, adding desirable content, and aligning our technology and personnel to best highlight our value proposition globally and expanding opportunities by extending our product lines into closely related areas of travel where our customer relationships can efficiently drive adoption.
Technology and Operations
Our technology strategy is focused on achieving operational stability, reliability, resiliency, security and performance at an efficient overall cost while continuing to innovate and create incremental value for our customers. Significant investment has gone into implementing a more unified technical architecture with an emphasis on standardization, simplicity, efficiency, security, and scalability. We invest heavily in software development, delivery, and operational support capabilities and seek to provide best in class products for our customers. We operate standardized infrastructure in our cloud computing environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and complete our shift to service-enabled and cloud-based solutions. For this reason, we have included Technology costs as a separate category of cost within our consolidated financial statements and notes contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Over the last several years, our architecture has evolved from mainframe-based transaction processing to more secure, primarily cloud-based distributed processing. A variety of products and services run on this technology infrastructure: high-volume air and hotel shopping systems; sales and support applications for airlines, hotels, and travel agencies; airline and hotel inventory management and operational support systems; artificial intelligence ("AI")-powered analytics and decision support systems; and web services that provide automated interfaces for retailing, distribution, and fulfillment of travel-related products and services. The flexibility and scale of our cloud-based technology infrastructure allow us to quickly deliver a broad variety of SaaS solutions and evolve these solutions to meet the changing needs of the travel industry.
Customers
Travel Solutions customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and airports, governments and tourism boards. Airlines served by Travel Solutions vary in size and are located in every region of the world, and include hybrid carriers and low-cost carriers ("LCCs") (collectively, “LCC/hybrids”), global network carriers and regional network carriers. Our airline and agency customers are in various phases of adopting NDC strategies, and those strategies vary by customer. Hospitality Solutions has a global customer base of over 42,000 hotel properties of all sizes.

Sources of Revenue
Transactions—Our Travel Solutions business generates distribution revenue for bookings made through our global distribution system ("GDS") (e.g., air, car and hotel bookings) and through our partners and generally we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves a travel supplier’s product using our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.
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
Media and Retailing—We generate Hospitality Solutions revenue from customers that advertise their website or booking engine on digital marketing channels. We also generate Hospitality Solutions revenue through retailing offerings and are typically paid a portion of the value of each transaction according to commercial arrangements.
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
We are subject to the application of data protection and privacy regulations in many of the U.S. states and countries in which we operate, including the General Data Protection Regulation ("GDPR") in the EU. See "Risk Factors—Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security incidents."
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
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications, artificial intelligence, and e-commerce. These regulations may vary among jurisdictions. For example, Russia has adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted, and is expected to continue to negatively impact, our revenue and results.
See “Risk Factors—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”
Seasonality
The travel industry is seasonal in nature. Travel bookings and the revenue we derive from those bookings, are typically seasonally strong in the first and third quarters, but decline significantly each year in the fourth quarter, primarily in December. We recognize air-related revenue at the date of booking, and because customers generally book their November and December holiday leisure-related travel earlier in the year and business-related travel declines during the holiday season, revenue resulting from bookings is typically lower in the fourth quarter. Similarly, we experience seasonality in our cash flow from operations with the first quarter lower in collections, reflecting the revenue generated in December, and higher cash outflows with annual compensation and incentive consideration payments, for the previous year.
Human Capital
We maintain a strategic framework that defines areas of focus for our culture and talent and highlights how we enable our people to execute the plans and priorities for our technology, product, financial and customer strategies.
Our People—In 2023, we implemented a cost reduction plan that reduced our workforce by 17% compared to the prior year, impacting our human capital metrics for the year ended December 31, 2023. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2023, we had 6,232 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	1,736	28%
APAC	1,765	28%
Europe	1,629	26%
All Other (1)	1,102	18%
Total	6,232	100%
(1) Includes Canada, Mexico, Latin America, Middle East, and Africa.
Talent Acquisition, Development and Retention—Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We seek to set compensation at competitive levels that help enable us to hire, incentivize, and retain high-caliber employees. We have launched our Leadership Framework to support our employees and cultivate talent. This framework includes frequent one-on-one conversations, regular team meetings, meaningful performance feedback, timely recognition and supportive career development. Our formal and informal reward, recognition and acknowledgement programs encourage employees to recognize peers, teams and departments to honor their champions and help promote satisfaction and engagement. To assist in retaining key talent, we offer compensation programs to certain key employees, such as long-term performance-based cash incentive awards, performance-based restricted stock unit awards, time-based restricted stock unit awards, and other awards as appropriate. We monitor and evaluate various turnover and attrition metrics throughout our management teams.
Diversity and Inclusion—With 61 offices around the globe, we believe that diversity and inclusion are at the core of our success and that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. We maintain an Inclusion and Diversity Council to help define a globally consistent approach to inclusion and diversity.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. We maintain certain assistance programs to continue to support the well-being of our team members, including team members that operate in a remote working environment. Additionally, to help ensure the safety and wellness of our employees, we have provided robust parental leave programs and enhanced our personal time off benefits, and maintain a work-from-anywhere program that allows our employees additional flexibility in work arrangements and increased opportunities to work remotely. Recently, for our US-based employees, we provided four additional paid holidays, which also align with our focus on inclusion.

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
We may use our website, our LinkedIn account and our X (formerly Twitter) account (@Sabre_Corp) as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, LinkedIn and X account. The contents of our website or social media channels referenced herein are not incorporated by reference into this Annual Report on Form 10-K.
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
Our Travel Solutions and Hospitality Solutions revenue is largely tied to travel suppliers’ transaction volumes rather than to their unit pricing for an airplane ticket, hotel room or other travel products. This revenue is generally not contractually committed to recur annually under our agreements with our travel suppliers. As a result, our revenue is highly dependent on the global travel industry, particularly air travel from which we derive a substantial amount of our revenue, and correlates with global travel, tourism and transportation transaction volumes. Our revenue is therefore highly susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, and therefore may not recur if these declines or disruptions occur.
Various factors have caused, and may in the future cause, temporary or sustained disruption to leisure and business travel. The impact these disruptions have had, and would in the future have on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. In addition, sustained disruptions from COVID-19 negatively impacted our business, and the extent of our recovery following these disruptions is uncertain. While we have experienced a gradual recovery in our primary metrics over the past few years, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If our business or the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy or the travel industry recovers. Developments that could affect the extent of any future recovery include, but are not limited to, the effect of changes in hiring levels and remote working arrangements; the speed and extent of the recovery across the broader travel ecosystem; and short- and long-term changes in travel patterns, including business or long-haul travel. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business.

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
In the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. Our cost reduction plan may be disruptive to our operations, and our workforce reductions could yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in the need for contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel. In addition, we may not realize the anticipated benefits, savings and improvements from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs.
We operate in highly competitive, evolving markets, and if we do not continue to innovate and evolve, our business operations and competitiveness may be harmed.
Travel technology is rapidly evolving as travel suppliers seek new or improved means of accessing their customers and increasing value. We must continue to innovate and evolve our current and future offerings to respond to the changing needs of travel suppliers and meet intense competition. We also face increasing competition as suppliers seek IT solutions that provide the same traveler experience across all channels of distribution, whether indirectly through the GDS or directly through other channels. As travel suppliers adopt innovative solutions that function across channels, our operating results could suffer if we do not foresee the need for new products or services to meet competition either for GDS or for other distribution IT solutions.
Adapting to new technological and marketplace developments may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
In addition, our competitors are constantly evolving, including increasing their product and service offerings through organic research and development or through strategic acquisitions. As a result, we must continue to invest significant resources in order to continually improve the speed, accuracy and comprehensiveness of our services and we have made and may in the future be required to make changes to our technology platforms or increase our investment in technology, increase marketing, adjust prices or business models, acquire or invest in new lines of business and take other actions, which has affected and in the future could affect our financial performance and liquidity.
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards, government regulations, and trends and customer requirements. As another example, migration of our enterprise applications and platforms to other hosting environments has caused us and will continue to cause us to incur substantial costs, and has resulted in and could in the future result in instability and business interruptions, which could materially harm our business.
Our Travel Solutions business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Solutions business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new GDS agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels

(for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we may have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Solutions business as a marketplace due to our more limited content.
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

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. For example, the Payment Card Industry Security Standards Council has released version 4.0 of its Data Security Standard, and we are conducting an assessment to determine the scope and impact of these new standards on our existing processes and controls. We are assessed periodically for assurance and successfully completed our last annual assessment in November 2023. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 18. Commitments and Contingencies, to our consolidated financial statements. For example, as a result of the judgment in our antitrust litigation with US Airways, we may be required to pay US Airways’ reasonable attorneys’ fees and costs. Depending on the amount of attorneys’ fees and costs required to be paid to US Airways, if any, if we do not have sufficient cash on hand, we may be required to seek financing from private or public financing sources, which may not be assured. See “—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.” In addition, although the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, the jury found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. Although US Airways was only awarded $1.00 in single damages with respect to this verdict, and we believe the applicable limitations period for similar claims has expired, other parties might nevertheless likewise seek to benefit from this judgment by threatening to bring or actually bringing their own claims against us on the same or similar grounds or utilizing the litigation to seek more favorable contract terms. Depending on the outcome of any of these matters, and the scope of the outcome, the manner in which our airline distribution business is operated could be affected and could potentially force changes to the existing airline distribution business model.
The defense of these actions, as well as any of the other actions described under Note 18. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions that might be brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. These sanctions are administered by the Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC rules. The OFAC rules, and similar regulations in other countries, are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
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
In addition, in connection with the current military conflict in Ukraine, the United States, the United Kingdom, the European Union and other governments have imposed varying sanctions and export-control measure packages impacting Russia and certain regions of Ukraine and Belarus and may implement additional sanctions and export controls in the future. The conflict and these sanctions and export controls have prevented us, and in the future could further prevent or discourage us, from performing or renewing existing contracts with or receiving payments from customers in those countries. In addition, the conflict or these sanctions and export controls have prevented and in the future could further prevent or discourage third parties on whom we may rely from continuing to perform in those countries. These sanctions, export controls and related items, as well as actions taken by us or others in response to them or otherwise in connection with the military conflict, have adversely impacted, and in the future could further adversely impact, our business, results of operations and financial condition.
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
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex, and, while we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we are addressing. It is possible that our enhanced program will identify material items that do not comply with these regulatory or sanction requirements. The amount of any penalties and other impacts, costs or remediations related to these items may adversely impact our results. We have become aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI). If OFSI were to impose a penalty, we believe that it would not be material; however, there can be no assurance of the amount of any such penalty.
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
Risks Related to Technology and Intellectual Property
We rely on the availability and performance of information technology services provided by third parties, including network, cloud, mainframe and SaaS providers.
Our businesses are dependent on IT infrastructure and applications operated for us by network, cloud, mainframe and SaaS providers. The commercial services we offer to our customers generally run on infrastructure provided by third parties such as DXC Technology ("DXC") and cloud providers. DXC provides significant operational support for our mainframe platforms in addition to basic hosting services. We also use multiple third-party SaaS platforms to operate our services, run our business, and support our customers, including IT service management, program and project management, enterprise resource planning, customer relationship management and human resource management systems.
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. For example, our agreement with DXC provides us with limited indemnification rights. We could face significant additional cost or business disruption if: (1) Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, we have previously experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers, and such outages may occur in the future. This outage, which affected our Travel Solutions business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated. (2) Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis. For example, our substantial dependence on DXC for our mainframe platforms makes it difficult for us to switch vendors and makes us more sensitive to changes in DXC's pricing for its services.
Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed currently allocated system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute changes for the purpose of enhancing our products or achieving other technological objectives. System interruptions prevent us from efficiently providing services to customers or other third parties, and could cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems are also susceptible to external damage or disruption. Our systems have in the past been, and at any time, including in the future could be, damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services, our systems, or our customers' systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. For example, in April 2021 our subsidiary Radixx announced an event impacting its Radixx reservation system. See “—Security incidents expose us to liability and could damage our reputation and our business.” Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business and as the tools and techniques involved become more sophisticated.
Although we have implemented measures intended to protect our critical systems and data and provide comprehensive disaster recovery and contingency plans for certain customers that purchase this additional protection, these protections and plans are not in place for all systems. Disasters affecting our facilities, systems or personnel might be expensive to remedy and could significantly diminish our reputation and our brands, and we may not have adequate insurance to cover such costs.
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. We utilize various generative artificial intelligence (AI) solutions from our third-party providers as part of some of our software products. There are risks associated with the use of emerging technologies such as generative AI, including risks related to testing and validating the security and privacy mechanisms of the third-party providers, as well as risks related to implementing technical security controls to govern and mange this technology in a secure manner. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our software product offerings, or if there are deficiencies or other failures of such AI solutions from our third-party providers, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our software products could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control have caused in the past and could in the future cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
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
In addition, we, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We are subject to and experience threats and intrusions that have to be identified and remediated to protect sensitive information along with our intellectual property and our overall business. To address these threats and intrusions, we have a team of experienced security experts and support from firms that specialize in data security and cybersecurity. We are periodically subject to these threats and intrusions, and sensitive information has in the past been, and could at any time, including in the future, be compromised as a result. In addition, the techniques employed in connection with these threats and intrusions are changing, developing and evolving rapidly, including from emerging technologies such as advanced forms of AI. The costs and impacts related to these incidents, including the costs of investigation and remediation, any associated penalties assessed by any governmental authority or payment card brand, and any indemnification or other contractual obligations to our customers, may be material and could damage our reputation.
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
In addition, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits, or regulatory inquiries in the future that could result in a material adverse effect.
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
Travel expenditures are sensitive to personal and business discretionary spending levels and grow more slowly or decline during economic downturns. Our global presence makes our business potentially vulnerable to economic and political conditions that adversely affect business and leisure travel originating in or traveling to a particular region.
The global economy continues to face significant uncertainty, including increased inflation and interest rates, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income and general uncertainty about economic stability. Furthermore, changes in the regulatory, tax and economic environment in the United States could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length or recurrence of these impacts to the global economy, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
Any unfavorable economic, political or regulatory developments in a particular region could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in that region. For example, some regions have experienced or are expected to experience inflationary and/or slowing economic conditions. These adverse economic conditions may negatively impact our business results in those regions.
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus, as well as conflict in the Middle East, have created global economic uncertainty and contributed to inflationary pressures. A significant escalation or expansion of economic disruption, the conflicts' current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business further, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and in the Middle East; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U., the continued effects of the U.K.'s exit from the E.U. ("Brexit") and legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as consumer, labor and trade protection measures and, travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2023, we had $4.8 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any material increases in total indebtedness, if available and to the extent issued in the future, may be unsecured. The terms of our Amended and Restated Credit Agreement allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain covenants could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
We cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital investment requirements or other liquidity needs, including in light of the uncertainty related to volume trends. Moreover, because we are a holding company with no material direct operations, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. As a result, we may be required to finance our cash needs through bank loans, additional debt financing, sales of equity-linked securities, public or private equity offerings or otherwise. Our ability to arrange financing or refinancing and the cost of such financing or refinancing are dependent on numerous factors, including but not limited to general economic and capital market conditions, the availability of credit from banks or other lenders, investor confidence in us, and our results of operations.
There can be no assurance that financing or refinancing will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or adversely affect our ability to operate our business. Additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations would be used to make principal and interest payments on the indebtedness and we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business decisions and further limit our ability to pay dividends. Recent increases in interest rates have significantly increased our interest expense, and further increases in interest rates would result in additional interest expense, which would adversely impact our financial performance. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service or similar ratings agencies, increases in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital. Furthermore, raising capital through public or private sales of equity, or sales of equity-linked securities, could cause earnings or ownership dilution to your shareholding interests in our company.
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
Sales of substantial amounts of our common stock or convertible instruments in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-linked securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. To the extent that any of us, our executive officers or directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheets as of December 31, 2023 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2023, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have a significant impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. In addition, the Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules will begin to apply in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain “digital economy” sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as “digital services taxes” (“DST”). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $73 million as of December 31, 2023. With approximately 3,600 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, or to avoid certain funding-based benefit restrictions, we may need to make additional pension contributions above what is currently estimated or provide security to the plan, which could reduce the cash available for our businesses.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We maintain a dedicated cybersecurity risk management function, which is integrated as part of our overall enterprise risk management program. Our key cybersecurity risks include, among others, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; remote working environments; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks.
To identify and assess material risks from cybersecurity threats, members of our cybersecurity risk management function, which is led by our Chief Information Security Officer ("CISO"), consider cybersecurity threats within the context of our business environment. Cybersecurity risks are managed through technological, process, and administrative controls that are designed to target the mitigation of risk to levels acceptable to the business. Risk assessment and management include processes for managing third-party cybersecurity risk. These processes provide that third-party cybersecurity risk assessments are to be performed prior to a vendor’s engagement, upon contract renewal, and as we may otherwise require. Our formal cybersecurity policy program, which includes a collection of security policies and procedures, is in place to establish requirements, standards, and security controls designed to protect Sabre's technology environment.
We employ information technology and cybersecurity technologies that are designed to protect Sabre's technology environment, detect threats, respond to threats and help support operational resilience. These technologies facilitate the identification of threats and vulnerabilities that may exist in the Sabre technology environment. Protective measures are employed to counter threats and mitigate risk, supporting operational resilience of our technology products. These tools include cloud security posture management, workload protection, endpoint detection and response, network firewalls and intrusion detection systems, identity and access management tools, data protection technologies and logging, monitoring, and alerting tools. Accompanying these tools are various processes such as security education and awareness training, security maturity assessments, vulnerability assessments, threat intelligence and hunting, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment. We practice data protection techniques and processes that are designed to treat our customer data with care. We also utilize third-parties, consultants, and auditors to regularly assess our security program. These assessments include periodic security maturity assessments in which third-parties assess security program maturity against established standards and industry benchmarks. We also annually engage a Qualified Security Assessor to conduct payment card industry certification on all applicable products and solutions.
Our cybersecurity incident response plan describes the activities we take to identify, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to provide appropriate reporting and escalation. The program includes appropriate activities to escalate potentially material security incidents to our disclosure committee for review.
Based on the information we have as of the date of this Annual Report with respect to the periods beginning with those covered by this Annual Report, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We describe risks relating to cybersecurity threats, including as a result of previous cybersecurity incidents in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, under the headings “Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside our control.” and “Security incidents expose us to liability and could damage our reputation and our business.”
Cybersecurity Governance
The Audit Committee of our Board of Directors has oversight authority to review our plans to mitigate cybersecurity risk. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards risk-management-related goals, our incident response plan, and potentially material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. In such sessions, the Audit Committee generally receives materials including a cybersecurity risk profile scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Officer, our CISO, and our Data Privacy Officer. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Cybersecurity risks are also considered during separate Audit Committee, Technology Committee and Board of Directors meeting discussions of matters such as enterprise risk management, the annual planning process, our technology transformation, corporate development activity, and other relevant matters.
We also maintain a Cybersecurity Governance Committee, led by our CISO and comprised of senior cross-functional leaders including product, development, operational, and corporate business leaders. The committee oversees our cybersecurity risk management and strategy processes, which are discussed above. Our CISO has over 25 years of prior work experience in various roles involving managing cybersecurity risk, developing cybersecurity strategy, implementing effective information and cybersecurity programs and leading information technology and cybersecurity teams. He graduated with a Bachelor of Science and Master of Science Degree in Electrical Engineering as well as three additional master’s degrees, including a Master of Business Administration, and he is a Certified Information Systems Security Professional (ISC2) as well as a Certified Chief Information Security Officer (EC Council).
Members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the Audit Committee has oversight authority and receives reports regarding cybersecurity threat risks, as well as other cybersecurity related matters, on at least a quarterly basis.
ITEM 2.        PROPERTIES
As a company with global operations, we operate in many countries with a variety of sales, administrative, product development and customer service roles provided in these offices.
Americas: As of December 31, 2023, our corporate and business unit headquarters and domestic operations are located in Southlake, Texas. There are five additional offices across North America and three offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these offices are leased.
EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in Richmond, United Kingdom. There are 29 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
APAC: We maintain our Asia-Pacific ("APAC") regional operations headquarters in Singapore. There are 20 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of the offices are leased.
ITEM 3.        LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time engaged in routine legal proceedings incidental to our business. For a description of our material legal proceedings, see Note 18. Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See “Risk Factors —"We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 15, 2024, together with certain biographical information, are as follows:

Name	Age	Position
Kurt Ekert	53	Chief Executive Officer and President
Sean Menke	55	Executive Chair of the Board
Ann Bruder	58	Executive Vice President and Chief Legal Officer
Joe DiFonzo	58	Executive Vice President and Chief Information Officer
Roshan Mendis	51	Executive Vice President and Chief Commercial Officer, Travel Solutions
Michael Randolfi	51	Executive Vice President and Chief Financial Officer
Shawn Williams	51	Executive Vice President and Chief People Officer
Scott Wilson	56	Executive Vice President, Sabre and President, Hospitality Solutions
Garry Wiseman	47	Executive Vice President and Chief Product and Technology Officer, Travel Solutions

Kurt Ekert has served as Chief Executive Officer and President of Sabre since April 2023. Prior to his election as Chief Executive Officer, Mr. Ekert served as President of Sabre since January 2022. Prior to joining Sabre, Mr. Ekert served as President and Chief Executive Officer of Carlson Worldwide Travel (CWT) from 2016 to 2021. Sabre has an agreement with CWT pursuant to which Sabre provides CWT with access to its GDS and pays incentive fees to CWT, and CWT purchases certain products from Sabre. From 2010 to 2015, he served as Executive Vice President and Chief Commercial Officer of Travelport Worldwide Ltd., a distribution services provider for the global travel industry, and from 2006 to 2010, he served as Chief Operating Officer of Gulliver’s Travel Associates (GTA), a division of Travelport. From 2002 to 2006, he served in executive roles of increasing responsibility at Cendant (at then Cendant subsidiaries Travelport and Orbitz Worldwide). Prior to joining Cendant, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. He also served four years as an active duty officer in the US Army. Mr. Ekert serves as a director of Passur Aerospace, Inc., a business intelligence company, and a director of ZYTLYN. He previously was Chairman of the US Department of Commerce Travel & Tourism Advisory Board, as well as a director for each of eNett, Carlson Travel Inc., the World Travel & Tourism Council, and the UNGA Global Partnership to End Violence Against Children.
Sean Menke has served as Executive Chair of the Board of Sabre since April 2023. He served as CEO of Sabre beginning in December 2016 and served as its President from December 2016 through January 2, 2022. He was elected Chair of the Board effective April 28, 2022. In April 2023, Mr. Menke relinquished his duties as CEO. Mr. Menke previously served as Sabre’s Executive Vice President and President of Travel Network. Before joining Sabre in October 2015, Mr. Menke served as Executive Vice President and Chief Operating Officer of Hawaiian Airlines from October 2014 to October 2015. From 2013 to 2014, he was Executive Vice President of Resources at IHS Inc., a global information technology company. He served as managing partner of Vista Strategic Group, LLC, a consulting firm, from 2012 to 2013 and from 2010 to 2011. From 2011 to 2012, he served as President and Chief Executive Officer of Pinnacle Airlines, and from 2007 to 2010 as President and Chief Executive Officer of Frontier Airlines. Mr. Menke earned an executive MBA from the University of Denver and dual bachelor of science degrees in Economics and Aviation Management from Ohio State University. He serves as a director of Waste Management, Inc., a provider of comprehensive waste management environmental services.
Ann Bruder is Executive Vice President and Chief Legal Officer. Prior to joining Sabre in 2023, Ms. Bruder served from 2020 to 2023 as Chief Legal, Development and Administrative Officer and Secretary of Blucora, Inc., a provider of integrated tax-focused wealth management services and software, and as its Chief Legal Officer and Secretary from 2017 to 2020. From 2015 to 2017, Ms. Bruder served as Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary at Airlines Reporting Corporation, a provider of travel industry data, products and services. From 2014 to 2015, Ms. Bruder served as the President of Global Strategic Services, LLC, a strategic advisory firm. Prior to that, Mr. Bruder served as Senior Vice President of Law, Government Affairs and Global Compliance, General Counsel and Corporate Secretary of Commercial Metals Company, a steel and metal manufacturer, from mid-2009 through 2014 and the Deputy General Counsel from 2007 through mid-2009. Earlier in her career, Ms. Bruder served as Chief Legal and Compliance Officer at CARBO Ceramics Inc., a ceramic proppant producer, as well as serving in various senior legal roles at American Airlines, Inc. and Continental Airlines, Inc. Ms. Bruder began her career at the law firm of Thompson Coburn LLP. Ms. Bruder has a J.D. from Washington University (Order of the Barristers) and B.A. in Journalism and Public Relations with a minor in Economics from the University of Wyoming.
Joe DiFonzo is Executive Vice President and Chief lnformation Officer. Prior to becoming Executive Vice President in 2023, he served as Senior Vice President and Chief Information Officer from July 2017 to 2023. Prior to joining Sabre, he served as both chief technology officer and CIO at Syniverse, a global provider of communication and information services for mobile network operators. He previously spent 20 years at Convergys/Cincinnati Bell Information Systems, as corporate product line architect and leading multiple product development teams for the telecom industry. Mr. DiFonzo holds a bachelor's degree in computer science from the University of Central Florida.
Roshan Mendis has served as Executive Vice President and Chief Commercial Officer, Travel Solutions since 2020. Mr. Mendis previously served as Chief Commercial Officer for the Travel Network business from 2018 to 2020, and prior to that served as Senior Vice President of International Markets for Sabre from 2017 to 2018. From 2015 to 2017, Mr. Mendis served as Senior Vice President of Asia Pacific for Sabre. Mr. Mendis has also served as President of Travelocity and Zuji, consumer-facing brands that were part of the Sabre portfolio. He completed his undergraduate studies at Chaminade University of Honolulu and University of Cambridge (UK) and later earned his MBA at the Rice University.
Michael Randolfi is Executive Vice President and Chief Financial Officer. Prior to joining Sabre in 2022, Mr. Randolfi served as Chief Financial Officer of BFA Industries, a beauty subscription business, from April 2021 until August 2022. From August 2019 through April 2021, he served as Senior Vice President and Chief Financial Officer of Adtalem Global Education Inc., a workforce solutions provider. Prior to joining Adtalem, Mr. Randolfi served as the Chief Financial Officer of Groupon, Inc. from April 2016 to August 2019. Prior to Groupon, Mr. Randolfi served as Chief Financial Officer of Orbitz Worldwide, Inc. from March 2013 until November 2015 (when he departed following its acquisition by Expedia, Inc.). Prior to Orbitz, Mr. Randolfi spent fourteen years with Delta Airlines in a variety of executive financial roles culminating in Senior Vice President and Controller. Mr. Randolfi received a Master of Business Administration from Emory University and his Bachelor of Arts degree from the University of South Florida.
Shawn Williams is Executive Vice President and Chief People Officer. Prior to joining Sabre in 2020, Mr. Williams served as Chief Human Resources Officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as Senior Vice President and Chief Administrative Officer of LeEco Holdings North America, a consumer electronics business. Prior to that, Mr. Williams served as Senior Vice President and Chief Administrative Officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston
Scott Wilson is Executive Vice President and President, Hospitality Solutions. Prior to joining Sabre in September 2020, Mr. Wilson served as Executive Vice President and Chief Commercial Officer of Great Wolf Resorts, the largest family of indoor water park resorts in North America, since 2017. While there, he was responsible for a number of areas of Great Wolf’s business, including sales, marketing, digital, revenue management, data and analytics, contact centers, and merchandising. From 2010 to 2017, Mr. Wilson served as Vice President, e-Commerce and Merchandising, at United Airlines, Inc. one of the largest global airlines. In addition to e-commerce and merchandising functions, he was also responsible for distribution and commercial analytics. From 2007 to 2010, Mr. Wilson was Vice President, Digital Marketing, at Marriott International, Inc. with responsibility for all performance and social media marketing across Marriott’s full portfolio of brands. Prior to that, he held digital, marketing, and strategy leadership roles at BCG, America Online, Netscape, and American Airlines. Mr. Wilson is a current board member of Alliant Credit Union. Mr. Wilson received a Master of Science in Industrial Engineering (MBA) from Carnegie Mellon University and his Bachelor of Arts degree from the University of California, Berkeley.
Garry Wiseman is Executive Vice President and Chief Product and Technology Officer, Travel Solutions. Prior to joining Sabre in 2022, Mr. Wiseman served as Senior Vice President and Chief Digital Officer of Nautilus, Inc., a global leader in innovative home fitness solutions, from October 2020 to 2022. From 2017 to 2020, he served as Senior Vice President of Digital Customer Experience for Dell Technologies Inc., a technology company, and from 2014 to 2017, he served as Vice President – Product Management at salesforce.com, inc., a leader in customer management technology.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 8, 2024, there were 98 stockholders of record of our common stock. There were no shares repurchased during the year ended December 31, 2023. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2018 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/29/2023
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
Overview
At Sabre, we make travel happen. We are a technology company that operates our business and presents our results through two business segments: (i) Travel Solutions, our global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers.
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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2022 and 2023. While growth on a year-over-year basis has resulted in improvement in our key volume metrics with the return of global travel volumes, recent industry air distribution volume growth has leveled-off. This may continue into the future and could impact our rate of growth. With the continued increase in booking volumes, our incentive consideration costs have also increased significantly compared to previous periods. Passengers boarded for IT solutions has been negatively impacted by recent customer de-migrations, which has been partially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. During the year ended December 31, 2023, we incurred $72 million in connection with this business plan, within our consolidated statement of operations. We do not expect additional restructuring charges associated with these activities to be significant.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2022 and 2023, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense.
In March 2022, we terminated our distribution agreement with a Travel Solutions customer located in Russia which impacted our revenue in 2022. In August 2022, Russia adopted legislation and related regulations that, effective October 30, 2022, require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. A Travel Solutions customer of these types of services located in Russia ceased using our systems on that date. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted and is expected to continue to negatively impact, our revenue and results.
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
In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc.(“GBT”) for an aggregate purchase price of $80 million. As of December 31, 2023, we continued to own these 8 million shares. We recognized an unrealized loss of $2 million and $26 million during the years ended December 31, 2023 and 2022, respectively, from the investment in GBT. See Note 12. Fair Value Measurements for further details.
On February 28, 2022, we sold our suite of flight and crew management and optimization solutions, which represented our AirCentre airline operations portfolio within Travel Solution’s IT Solutions. We sold the AirCentre product portfolio, related technology and intellectual property for $392 million and recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million), in Other, net in our consolidated statements of operations for the year ended December 31, 2022. See Note 3. Acquisitions and Dispositions for further details.
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
Continued focus by travel suppliers on distribution methods and cost cutting
Changes in how airlines choose to distribute their content and pricing pressure during contract renegotiations may continue to subject our business to challenges. Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, certain travel suppliers have exerted influence on travel agencies with surcharges on bookings that are made through indirect channels, such as our GDS and/or have withheld ancillary fees data from their content available in our GDS. Additionally, the pricing strategy in some global regions for NDC bookings differs from historical patterns, which may impact our revenue growth, as well as incentive consideration, as the number of relative NDC bookings increase over the next few years. These changes may adversely affect our Travel Solutions contract renegotiations with suppliers that use alternative distribution channels. See "Risk Factors—Our Travel Solutions business is exposed to pricing pressure from travel suppliers." and "—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes."
These items have impacted the revenue of Travel Solutions, which recognizes revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and alternative distribution has also presented opportunities for Travel Solutions. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities.
Technology transformation and investments in modernizing our architecture

    During 2023, we began to see benefits from our technology transformation within our Technology costs, and we expect that benefit to continue into 2024 and beyond. We expect continued investment in our technology transformation in 2024, which will have a significant impact on our financial results, but decline over prior year levels. We expect to finalize our re-platforming efforts to open source and cloud-based solutions during the year within this transformation program; however, we continuously focus on identifying improvements to our systems. As previously disclosed, our technology transformation has the goal of modernizing our architecture and is expected to provide us the framework and infrastructure for a more secure and stable architecture for our customers, provide new revenue opportunities, reduce our cost structure and help to improve sales of our software solutions. In 2024, we expect total capital expenditures to total approximately $100 million, primarily associated with capitalized software. Technology costs include the cost of our technology transformation and may be impacted by inflationary impacts in the future.
We expect to continue to benefit from higher margins in 2024 than would have been realized had we not undertaken our technology transformation efforts as we believe the technology transformation has and will help enable us to avoid capital expenditures that would have otherwise been required while also yielding lower cloud infrastructure costs. However, there are various risks associated with our technology transformation efforts, including not achieving the amount of anticipated cost savings, not completing the steps during their current projected time frame, or changing the approach leading to, among other things, additional changes in our mix of technology spend between operating expense and capitalization.
Geographic mix of travel bookings
The revenue recognized by our Travel Solutions business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. Additionally, volume growth in APAC has lagged behind that of other regions in recent years through 2022, but various countries re-opened in 2023 and drove higher bookings at a rate more similar to that of North America. As we continue to invest in our technology and expand the travel content and functionality available in our GDS, we anticipate that we will continue to grow global share. We invest for sustainable share growth, and in certain parts of APAC and Latin America, our share may be impacted by travel agency commercial arrangements we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below.

	Year Ended December 31,
	2023	2022

Direct Billable Bookings (1):
North America	55%	56%
EMEA	17%	18%
APAC	19%	15%
Latin America	9%	11%
Total	100%	100%
___________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Solutions to measure operating performance and includes bookings made through our GDS and through our equity method partners in cases where we are paid directly by the travel supplier.
Increasing interest rates and interest expense
The global capital markets experienced periods of volatility throughout 2022 and 2023 in response to geopolitical conflict, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022 and 2023, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We may decide to further refinance portions of our debt in 2024 and 2025 which, at current interest rates, could negatively impact our interest expense. Although interest rate increases have recently moderated, they continue to remain volatile, which could drive higher funding costs. Currently approximately 45% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Excluding the impact of the Senior Secured Term Loan due in 2028, approximately 28% of our debt is variable. See “Risk Factors—We are exposed to interest rate fluctuations.
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
Consideration on a per booking basis declined in 2021 as compared to the prior year, due to regional mix and increased leisure bookings over business travel. In 2022 and 2023, consideration on a per booking basis increased as volumes reached and exceeded volume or percentage thresholds, which we expect to continue in 2024. We remain focused on managing incentive consideration and expect growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be offset by growth in Travel Solutions revenue. This expectation is based in part on anticipated increases in international travel, which would favorably impact our revenue rates, along with our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Increasing importance of LCC/hybrids
LCC/hybrids have become a significant segment of the air travel market, stimulating demand for air travel through low fares. LCC/hybrids have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired. We expect to make additional investments to address the LCC space and continue to grow upmarket with a more competitive offering.
Shift to SaaS and hosted solutions by airlines and hotels to manage their daily operations
Historically, large travel suppliers built custom in-house software and applications for their business process needs. In response to a desire for more flexible systems given increasingly complex and constantly changing technological requirements, reduced IT budgets and increased focus on cost efficiency, many travel suppliers turned to third party solutions providers for many of their key technologies. We believe that significant revenue opportunity remains in this outsourcing trend, as legacy in-house systems continue to migrate and upgrade to third party systems. However, under the SaaS and hosted solutions revenue model, revenue recognition may be delayed due to longer implementation schedules for larger suppliers. The SaaS and hosted models’ centralized deployment also allows us to save time and money by reducing maintenance and implementation tasks and lowering operating costs.
Growing demand for continued technology improvements in the fragmented hotel industry
Most of the hospitality industry is highly fragmented. Independent hotels and small to medium sized chains (groups of less than 300 properties) comprise a majority of hotel properties and available hotel rooms, with global and regional chains comprising the balance. Hotels use a number of different technology systems to distribute and market their products and operate efficiently. We offer technology solutions to all segments of the hospitality industry. Our SynXis Central Reservation System integrates critical hospitality systems to optimize distribution, operations, retailing and guest experience via one scalable, flexible and intelligent platform. As these markets grow, we believe both independent and enterprise hotel owners and operators will continue to seek increased connectivity and integrated solutions to ensure access to global travelers. We anticipate that this will contribute to the continued growth of Hospitality Solutions, which is ultimately dependent upon these hoteliers accepting and utilizing our products and services.
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
Corporate cost of revenue, excluding technology costs, includes certain expenses such as stock-based compensation, restructuring charges and other corporate related items including labor and professional services that are not identifiable with either of our segments.
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
Corporate technology costs include certain expenses such as stock-based compensation, restructuring charges and other corporate related items including labor and professional services that are not identifiable with either of our segments.
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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 13 years as of December 31, 2023 for trademarks and brand names.
Intersegment Transactions

We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Hospitality Solutions pays fees to Travel Solutions for hotel stays booked through our GDS.
Key Metrics
“Direct billable bookings” and “passengers boarded” are the primary metrics utilized by Travel Solutions to measure operating performance. Travel Solutions generates distribution revenue for each direct billable booking, which includes bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. Travel Solutions also recognizes IT solutions revenue from recurring usage-based fees for passengers boarded. The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “Central Reservation System”). These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2023	2022	2021	2023	2022
Travel Solutions
Direct Billable Bookings - Air	302,656	260,804	183,629	16.0%	42.0%
Direct Billable Bookings - LGS	52,053	41,038	23,384	26.8%	75.5%
Distribution Total Direct Billable Bookings	354,709	301,842	207,013	17.5%	45.8%
IT Solutions Passengers Boarded	688,501	637,438	423,838	8.0%	50.4%

Hospitality Solutions
Central Reservations System Transactions	122,142	111,459	91,802	9.6%	21.4%

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Operating Income (Loss), Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income (Loss) as operating income (loss) adjusted for equity method income (loss), impairment and related charges, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net (loss) income attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, net, other, net, acquisition-related costs, litigation costs, net, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, net, acquisition-related costs, litigation costs, net, stock-based compensation and the remaining provision (benefit) for income taxes.
We define Free Cash Flow as cash provided by (used in) operating activities reduced by cash used in additions to property and equipment.
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

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Net Loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Income (Loss) to Adjusted Operating Income (Loss), and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(541,865)	$(456,833)	$(950,071)
(Income) loss from discontinued operations, net of tax	(308)	679	2,532
Net (loss) income attributable to non-controlling interests(1)	(332)	2,670	2,162
Preferred stock dividends	14,257	21,385	21,602
Loss from continuing operations	(528,248)	(432,099)	(923,775)
Adjustments:
Impairment and related charges(2)	—	5,146	—
Acquisition-related amortization(3a)	40,237	51,254	64,144
Restructuring and other costs(5)	72,096	14,500	(7,608)
Loss on extinguishment of debt, net	108,577	4,473	13,070
Other, net(4)	(13,751)	(136,645)	1,748
Acquisition-related costs(6)	2,336	6,854	6,744
Litigation costs, net(7)	12,838	31,706	22,262
Stock-based compensation	52,015	82,872	120,892
Tax impact of adjustments(8)	74,203	847	(6,867)
Adjusted Net Loss from continuing operations	$(179,697)	$(371,092)	$(709,390)
Adjusted Net Loss from continuing operations per share	$(0.52)	$(1.14)	$(2.21)
Diluted weighted-average common shares outstanding	346,567	326,742	320,922

Operating income (loss)	$47,143	$(261,060)	$(665,487)
Add back:
Equity method income (loss)	2,042	686	(264)
Impairment and related charges(2)	—	5,146	—
Acquisition-related amortization(3a)	40,237	51,254	64,144
Restructuring and other costs(5)	72,096	14,500	(7,608)
Acquisition-related costs(6)	2,336	6,854	6,744
Litigation costs, net(7)	12,838	31,706	22,262
Stock-based compensation	52,015	82,872	120,892
Adjusted Operating Income (Loss)	$228,707	$(68,042)	$(459,317)

Loss from continuing operations	$(528,248)	$(432,099)	$(923,775)
Adjustments:
Depreciation and amortization of property and equipment(3b)	85,408	96,397	163,291
Amortization of capitalized implementation costs(3c)	23,031	36,982	34,750
Acquisition-related amortization(3a)	40,237	51,254	64,144
Impairment and related charges(2)	—	5,146	—
Restructuring and other costs(5)	72,096	14,500	(7,608)
Interest expense, net	447,878	295,231	257,818
Other, net(4)	(13,751)	(136,645)	1,748
Loss on extinguishment of debt, net	108,577	4,473	13,070
Acquisition-related costs(6)	2,336	6,854	6,744
Litigation costs, net(7)	12,838	31,706	22,262
Stock-based compensation	52,015	82,872	120,892
Provision (benefit) for income taxes	34,729	8,666	(14,612)
Adjusted EBITDA	$337,146	$65,337	$(261,276)
The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating Income (Loss) in our statement of operations and Adjusted EBITDA to Loss from Continuing Operations in our statement of operations by business segment (in thousands):

	Year Ended December 31, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$474,969	$(11,286)	$(234,976)	$228,707
Less:
Equity method income	2,042	—	—	2,042
Acquisition-related amortization(3a)	—	—	40,237	40,237
Restructuring and other costs(5)	—	—	72,096	72,096
Acquisition-related costs(6)	—	—	2,336	2,336
Litigation costs, net(7)	—	—	12,838	12,838
Stock-based compensation	—	—	52,015	52,015
Operating income (loss)	$472,927	$(11,286)	$(414,498)	$47,143

Adjusted EBITDA	558,183	13,212	(234,249)	337,146
Less:
Depreciation and amortization of property and equipment(3b)	65,814	18,867	727	85,408
Amortization of capitalized implementation costs(3c)	17,400	5,631	—	23,031
Acquisition-related amortization(3a)	—	—	40,237	40,237
Restructuring and other costs(5)	—	—	72,096	72,096
Acquisition-related costs(6)	—	—	2,336	2,336
Litigation costs, net(7)	—	—	12,838	12,838
Stock-based compensation	—	—	52,015	52,015
Equity method income	2,042	—	—	2,042
Operating income (loss)	$472,927	$(11,286)	$(414,498)	$47,143
Interest expense, net				(447,878)
Other, net(4)				13,751
Loss on extinguishment of debt, net				(108,577)
Equity method income				2,042
Provision for income taxes				(34,729)
Loss from continuing operations				$(528,248)

	Year Ended December 31, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$213,290	$(51,579)	$(229,753)	$(68,042)
Less:
Equity method income	686	—	—	686
Impairment and related charges(2)	—	—	5,146	5,146
Acquisition-related amortization(3a)	—	—	51,254	51,254
Restructuring and other costs(5)	—	—	14,500	14,500
Acquisition-related costs(6)	—	—	6,854	6,854
Litigation costs, net(7)	—	—	31,706	31,706
Stock-based compensation	—	—	82,872	82,872
Operating income (loss)	$212,604	$(51,579)	$(422,085)	$(261,060)

Adjusted EBITDA	$323,803	$(29,794)	$(228,672)	$65,337
Less:
Depreciation and amortization of property and equipment(3b)	78,601	16,715	1,081	96,397
Amortization of capitalized implementation costs(3c)	31,912	5,070	—	36,982
Acquisition-related amortization(3a)	—	—	51,254	51,254
Impairment and related charges(2)	—	—	5,146	5,146
Restructuring and other costs(5)	—	—	14,500	14,500
Acquisition-related costs(6)	—	—	6,854	6,854
Litigation costs, net(7)	—	—	31,706	31,706
Stock-based compensation	—	—	82,872	82,872
Equity method income	686	—	—	686
Operating income (loss)	$212,604	$(51,579)	$(422,085)	$(261,060)
Interest expense, net				(295,231)
Other, net(4)				136,645
Loss on extinguishment of debt				(4,473)
Equity method income				686
Provision for income taxes				(8,666)
Loss from continuing operations				$(432,099)

	Year Ended December 31, 2021
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Loss	$(222,679)	$(39,806)	$(196,832)	$(459,317)
Less:
Equity method loss	(264)	—	—	(264)
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(6)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)

Adjusted EBITDA	$(52,006)	$(13,452)	$(195,818)	$(261,276)
Less:
Depreciation and amortization of property and equipment(3b)	140,231	22,046	1,014	163,291
Amortization of capitalized implementation costs(3c)	30,442	4,308	—	34,750
Acquisition-related amortization(3a)	—	—	64,144	64,144
Restructuring and other costs(5)	—	—	(7,608)	(7,608)
Acquisition-related costs(6)	—	—	6,744	6,744
Litigation costs, net(7)	—	—	22,262	22,262
Stock-based compensation	—	—	120,892	120,892
Equity method loss	(264)	—	—	(264)
Operating loss	$(222,415)	$(39,806)	$(403,266)	$(665,487)
Interest expense, net				(257,818)
Other, net(4)				(1,748)
Loss on extinguishment of debt				(13,070)
Equity method loss				(264)
Benefit for income taxes				14,612
Loss from continuing operations				$(923,775)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in) operating activities	$56,239	$(276,458)	$(414,654)
Cash (used in) provided by investing activities	(109,980)	173,977	(29,428)
Cash used in financing activities	(94,219)	(75,370)	(50,558)

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in) operating activities	$56,239	$(276,458)	$(414,654)
Additions to property and equipment	(87,423)	(69,494)	(54,302)
Free Cash Flow	$(31,184)	$(345,952)	$(468,956)
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
(2)Impairment and related charges in 2022 represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets.
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
(4)Other, net includes a $180 million gain on the sale of AirCentre during 2022, the impacts of fair value adjustments of our GBT investment in 2023 and 2022, and a $15 million gain on sale of equity securities in 2021. In addition, 2022 and 2021 include pension settlement charges and all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions and Dispositions to our consolidated financial statements regarding the AirCentre sale and Note 17. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.
(5)Restructuring and other costs in 2023 primarily represents charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
(6)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(7)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 18. Commitments and Contingencies to our consolidated financial statements.
(8)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,907,738	$2,537,015	$1,688,875
Cost of revenue, excluding technology costs	1,189,606	1,040,819	691,451
Technology costs	1,036,596	1,096,097	1,052,833
Selling, general and administrative	634,393	661,159	610,078
Operating income (loss)	47,143	(261,060)	(665,487)
Interest expense, net	(447,878)	(295,231)	(257,818)
Loss on debt extinguishment, net	(108,577)	(4,473)	(13,070)
Equity method income (loss)	2,042	686	(264)
Other, net	13,751	136,645	(1,748)
Loss from continuing operations before income taxes	(493,519)	(423,433)	(938,387)
Provision (benefit) for income taxes	34,729	8,666	(14,612)
Loss from continuing operations	$(528,248)	$(432,099)	$(923,775)
Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$2,642,077	$2,311,275	$330,802	14%
Hospitality Solutions	304,169	254,620	49,549	19%
Total segment revenue	2,946,246	2,565,895	380,351	15%
Eliminations	(38,508)	(28,880)	(9,628)	33%
Total revenue	$2,907,738	$2,537,015	$370,723	15%
Travel Solutions—Revenue increased $331 million, or 14%, for the year ended December 31, 2023 compared to the prior year, primarily due to:
•a $434 million, or 27%, increase in distribution revenue, which was primarily due to a 18% increase in direct billable bookings to 355 million and favorable rate impacts from improved international and corporate bookings; and

•an $104 million, or 15%, decrease in IT solutions revenue consisting of approximately $100 million decrease as a result of de-migrations, primarily due to changes in Russian law and impacts of termination fees in both periods from certain carriers and a $2 million decline in the recognition of previously deferred revenue comprised of a $27 million decrease primarily due to a change in facts and circumstances associated with a Russian carrier in the prior year, offset by $25 million recognized in the current year, which we do not expect to reoccur. In addition, we incurred a $36 million decrease due to the sale of our AirCentre portfolio on February 28, 2022. These decreases were partially offset by a $28 million increase in revenue due to an 8% increase in passengers boarded to 689 million.
Hospitality Solutions—Revenue increased $50 million, or 19%, for the year ended December 31, 2023 compared to the prior year. The increase was primarily driven by a $48 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 10% to 122 million driven by new customer deployments and a favorable mix within our distribution channels. Additionally, DX revenue increased by $2 million.
Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$1,038,628	$894,556	$144,072	16%
Hospitality Solutions	146,820	126,543	20,277	16%
Eliminations	(38,508)	(28,880)	(9,628)	33%
Total segment cost of revenue, excluding technology costs	1,146,940	992,219	154,721	16%
Corporate	18,463	8,624	9,839	114%
Depreciation and amortization	24,203	39,976	(15,773)	(39)%
Total cost of revenue, excluding technology costs	$1,189,606	$1,040,819	$148,787	14%

Travel Solutions—Cost of revenue, excluding technology costs, increased $144 million, or 16%, for the year ended December 31, 2023 compared to the prior year. The increase was primarily driven by a $185 million increase in incentive consideration due to higher transaction volume as well as an increase in rates. This increase was partially offset by a decrease in labor and professional services costs partially due to our cost reduction plan and the sale of AirCentre.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $20 million, or 16%, for the year ended December 31, 2023 compared to the prior year primarily due to costs associated with increased transaction volumes.

    Corporate—Cost of revenue, excluding technology costs, increased $10 million, or 114%, for the year ended December 31, 2023 primarily due to a $13 million restructuring charge associated with the reduction of our workforce in the current period. This increase was partially offset by a $3 million decrease in labor and professional services costs due to our cost reduction plan.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $16 million, or 39%, for the year ended December 31, 2023 primarily due to the completion of amortization associated with certain customer implementations.
Technology Costs

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$863,888	$910,219	$(46,331)	(5)%
Hospitality Solutions	112,024	122,476	(10,452)	(9)%
Corporate	60,684	63,402	(2,718)	(4)%
Total technology costs	$1,036,596	$1,096,097	$(59,501)	(5)%
Travel Solutions—Technology costs decreased $46 million, or 5%, for the year ended December 31, 2023 compared to the prior year. The decrease was primarily due to a $28 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. Additionally, depreciation and amortization decreased by $12 million primarily due to the sale of our AirCentre portfolio and the completion of amortization of capitalized internal use software, and labor and professional services decreased by $8 million due to our cost reduction plan, which was partially offset by increased costs to support our technology transformation and strategic growth initiatives.
Hospitality Solutions—Technology costs decreased $10 million, or 9%, for the year ended December 31, 2023 compared to the prior year primarily due to a $17 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $6 million increase in technology costs associated with our technology transformation initiatives, including the migration of SynXis to the cloud, and an increase in transaction volumes.
Corporate—Technology costs decreased $3 million, or 4%, for the year ended December 31, 2023 compared to the prior year primarily due to an $11 million decrease in depreciation and amortization due to the completion of amortization of technology assets from prior acquisitions, a $10 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, and an $8 million decrease in labor and professional services driven by our cost reduction plan. These decreases were partially offset by a $27 million restructuring charge associated with the reduction of our workforce in the current period.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$248,633	$260,318	$(11,685)	(4)%
Hospitality Solutions	50,939	52,116	(1,177)	(2)%
Corporate	334,821	348,725	(13,904)	(4)%
Total selling, general and administrative expenses	$634,393	$661,159	$(26,766)	(4)%
Travel Solutions—Selling, general and administrative expenses decreased $12 million, or 4%, for the year ended December 31, 2023 compared to the prior year. The decrease was driven by a $18 million decrease in labor and professional services due to our cost reduction plan. This decrease was partially offset by a $4 million increase in the provision for credit losses and a $2 million increase due to investment in our internal business systems.
Hospitality Solutions—Selling, general and administrative expenses decreased $1 million, or 2%, for the year ended December 31, 2023 compared to the prior year primarily due to a $3 million decrease in labor and professional services driven by our cost reduction plan, partially offset by a $2 million increase in the provision for credit losses, primarily due to an unfavorable fluctuation to provision reductions in the prior year.

Corporate—Selling, general and administrative expenses decreased $14 million, or 4%, for the year ended December 31, 2023 compared to the prior year. This decrease was partially driven by a decrease of $19 million in stock-based compensation primarily due to forfeitures of unvested shares, a $17 million decrease in legal costs resulting from ongoing litigation, a $15 million decrease due to a litigation reserve recorded in the prior year, and a decrease in other ongoing business expenses. These decreases were partially offset by a $26 million restructuring charge for severance and related benefits costs associated with the reduction of our workforce in 2023, an $11 million charge associated with a tax litigation matter, and a $5 million increase in labor and professional services costs.
Interest expense, net

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$447,878	$295,231	$152,647	52%
Interest expense increased $153 million, or 52%, for the year ended December 31, 2023 compared to the same period in the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the financing activities that have occurred during 2023. This increase was partially offset by the impact of our interest rate swaps. See Note 10. Debt for further details these debt transactions and Note 11. Derivatives for further details regarding our interest rate swaps.
Loss on Extinguishment of Debt, net
We recognized a loss on extinguishment of debt of $109 million during the year ended December 31, 2023, including a loss on extinguishment of debt of $121 million as a result of the financing activity that occurred in the third quarter of 2023, partially offset by a gain on extinguishment of debt of $13 million as a result of the financing activity that occurred in the second quarter of 2023. We recognized a loss on extinguishment of debt of $4 million during the year ended December 31, 2022 as a result of the refinancing that occurred in 2022. See Note 10. Debt for further details regarding these debt transactions.
Other, net

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Other, net	$(13,751)	$(136,645)	$122,894	(90)%

Other, net increased $123 million for the year ended December 31, 2023 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million in the prior year, partially offset by a change in fair value of our GBT investment from a loss of $26 million in the prior year to a loss of $2 million in the current year, as well as other non-

operating gains of $15 million in the current year and realized and unrealized foreign currency exchange gains. See Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale and Note 12. Fair Value Measurements for further details regarding the GBT investment.
Provision for Income Taxes

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Provision for income taxes	$34,729	$8,666	$26,063	301%
Our effective tax rate for each of the years ended December 31, 2023 and 2022 was less than 1%. The effective tax rate for the year ended December 31, 2023, as compared to the same period in 2022 decreased primarily due to changes in the valuation allowance due to adjustments based on realizability of the related deferred tax assets.
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
Travel Solutions—Revenue increased $808 million, or 54%, for the year ended December 31, 2022 compared to the prior year, primarily due to:
•a $721 million, or 80%, increase in distribution revenue, which was primarily due to a 46% increase in direct billable bookings to 302 million primarily as a result of continued recovery trends from the COVID-19 pandemic and favorable rate impacts from improved international and corporate bookings; and
•an $87 million, or 14%, increase in IT solutions revenue consisting of a $114 million, or 52% increase in reservation revenue primarily due to a 50% increase in passengers boarded to 637 million as a result of the continued recovery trends from the COVID-19 pandemic, $24 million of previously deferred revenue recognized during the three months ended March 31, 2022 due to a change in facts and circumstances associated with a Russian carrier, a $15 million increase due to the recognition of termination fees on a carrier in the process of de-migrating from our systems, and the recognition of $3 million in previously deferred revenue from a customer that entered liquidation. See Note 2. Revenue from Contracts with Customers. These increases were partially offset by an unfavorable rate mix due to revenue that does not fluctuate with our volumes and a $4 million reduction associated with a Russian carrier. Additionally, commercial and operations revenue decreased $27 million due to a $69 million decline as a result of the sale of our AirCentre portfolio on February 28, 2022, partially offset by a $31 million increase in other product revenue and a $10 million increase due to the aforementioned termination fees on the carrier that is de-migrating.
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
Travel Solutions—Technology costs increased $34 million, or 4%, for the year ended December 31, 2022 compared to the prior year. The increase was due to a $59 million increase in technology costs due to higher transaction volumes given the continued recovery from the COVID-19 pandemic and expected temporary costs resulting from our cloud migration efforts. Additionally, labor and professional services increased $30 million to support our technology transformation initiatives, and other ongoing business expenses increased by $2 million. We incurred a significant amount of incremental technology costs in 2022 over the prior year as a result of our technology transformation. These increases were partially offset by a decrease in depreciation and amortization of $57 million primarily due to a change in the mix of our technology spend beginning in 2019 resulting in less capitalized internal use software as well as a reduction due to the sale of our AirCentre portfolio.
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
Corporate—Selling, general and administrative expenses increased $38 million, or 12%, for the year ended December 31, 2022 compared to the prior year. This increase was driven by a $19 million increase consisting of $7 million related to labor and professional services and $12 million related to our business structure and strategy to support the long-term growth of the business, a $15 million increase due to litigation reserves, an $8 million increase in risk and security costs, a $7 million increase in transaction tax expense, a $5 million increase related to an impairment associated with an IT Solutions customer located in Russia, a $5 million increase for restructuring costs and the reversal of severance costs in the prior year associated with the reduction of our workforce in 2020, and a $6 million increase in other ongoing business expenses. These increases were partially offset by a $29 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.
Interest expense, net

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Interest expense, net	$295,231	$257,818	$37,413	15%
Interest expense increased $37 million, or 15%, for the year ended December 31, 2022 compared to the same period in the prior year primarily due to higher interest rates on our term loans. This increase was partially offset by the impact of our interest rate swaps. See Note 10. Debt for further details of these debt transactions and Note 11. Derivatives for further details regarding our interest rate swaps.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $4 million during the year ended December 31, 2022 as a result of the refinancings that occurred in 2022 and a loss on extinguishment of debt of $13 million during the year ended December 31, 2021 as a result of the refinancing that occurred in 2021. See Note 10. Debt for further details regarding these debt transactions.
Other, net

	Year Ended December 31,
	2022	2021	Change

	(Amounts in thousands)
Other, net	$(136,645)	$1,748	$(138,393)	**
** not meaningful
Other, net increased $138 million for the year ended December 31, 2022 compared to the same period in the prior year primarily due to the gain on the sale of AirCentre of $180 million partially offset by a fair value loss of $26 million on our GBT investment and a $15 million gain on sale of investment recorded in the first quarter of 2021. See Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale and Note 12. Fair Value Measurements for further details regarding the GBT investment.
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
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of December 31, 2023 and 2022, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$648,207	$794,888
Available undrawn balance under the AR Facility	400	—
AR Facility outstanding balance	110,000	—
Available under the bilateral letter of credit facility	8,486	8,473
Outstanding letters of credit under the bilateral letter of credit facility	11,514	11,527
As of December 31, 2023, we had $110 million outstanding under the AR Facility with a borrowing base of $110 million, of which Sabre had availability of less than $1 million. Our AR Facility matures on January 14, 2025 at the earliest and February 13, 2026 at the latest, depending on certain “springing” maturity conditions. The AR Facility allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 10. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2023 and 2022. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of December 31, 2023 and 2022.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2022 and 2023. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months. We will continue to monitor our liquidity and take additional steps should we determine they are necessary.
In 2022 and 2023, we refinanced and extended the maturity on portions of our debt, which also negatively impacted our results due to increasing interest rates, as well as negatively impacted our liquidity due to our utilizing $130 million in cash from our balance sheet. In the second quarter of 2023, we implemented a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, and service our debt and other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2024 free cash flow to be positive.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. See “Risk Factor—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available.”
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2023 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss (“NOL”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2024, and we also expect to benefit from the usage of NOLs in 2024 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2024.
The 2023 Term Loan Agreement, as described below, requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries. Otherwise, our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2023, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2023 and have not provided deferred taxes on any outside basis differences.
Contractual Obligations
Our material cash requirements consist of the following contractual obligations, excluding pension obligations. See Note 17. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements. We had no off balance sheet arrangements during the years ended December 31, 2023, 2022 and 2021.
Debt
Our debt obligation includes all interest and principal of borrowings under our senior secured credit facilities, senior secured term loan due 2028, AR Facility, senior secured notes due 2025 and 2027 and senior exchangeable notes due 2025. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which is not reflected in the amount disclosed below. Interest on the senior secured credit facilities, senior secured term loan due 2028 and AR Facility is based on the SOFR rate or the Reference Rate plus a base margin and includes the effect of interest rate swaps. See Note 10. Debt, to our consolidated financial statements. As of December 31, 2023, we had a total debt obligation, including interest, of $7 billion, with $501 million due within the next 12 months. For purposes of this disclosure, we have used projected SOFR or Reference Rates, as applicable, for all future periods.
Lease obligations
We lease approximately 800 thousand square feet of office space in 61 locations in 38 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 37 leases. We have 1 purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See Note 13. Leases, to our consolidated financial statements. As of December 31, 2023, we had total lease obligation of $97 million, with $18 million due within the next 12 months.
IT agreements
Certain agreements with technology providers, including for the provision of outsourcing services for our IT infrastructure and applications and the provision of certain cloud-based services, include minimum amounts due for the provision of those services. Contractual minimums are annual in some instances and span multiple years in other contracts. As of December 31, 2023, we had total IT agreement obligations of $2.2 billion, with $275 million due within the next 12 months. Actual payments may vary significantly from the minimum amounts calculated and include our estimated spend for those contracts with committed spend covering multiple years.
Purchase obligations
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2023. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2023, we had a total purchase obligation of $271 million, with $204 million due within the next 12 months.
Letters of credit
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders and backed by cash collateral, which we primarily issue in the normal course of business. There were no claims made against any standby letters of credit during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, we had a total obligation of $12 million, with $6 million due within the next 12 months.
Unrecognized tax benefits
Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. As of December 31, 2023, we had a total obligation of $61 million, with $4 million due within the next 12 months.
Capital Resources
As of December 31, 2023, our outstanding debt totaled $4.8 billion, which is net of debt issuance costs and unamortized discounts of $128 million. Currently approximately 45% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 28% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2022 and 2023 in response to the geopolitical conflict, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022 and 2023, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Additionally, the issuance of the June 2027 Notes (as defined below) resulted in cash payments totaling $130 million primarily to holders of prior notes but allowed us to better manage our ongoing interest expense and payments and extend our debt maturities. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time. Furthermore, we may be required to pay US Airways' reasonable attorneys' fees and costs related to our antitrust litigation with US Airways. See Note 18. Commitments and Contingencies, to our consolidated financial statements.
Our continued access to capital resources depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. These factors could lead to further market disruption and potential increases to our funding costs. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any material increases in total indebtedness, if available and to the extent issued in the future, may be unsecured. If our credit ratings were to be downgraded, or financing sources were to become more limited or to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see "Risk Factors—We may require more cash than we generate in our operating activities, and additional funding on reasonable terms or at all may not be available."
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into a securitization transaction on our accounts receivable balances pursuant to the AR facility which provided a maximum of $200 million in additional funding. In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of December 31, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the AR Facility and the 2023 Term Loan Agreement.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2022, we were not required to make an excess cash flow payment in 2023, and no excess cash flow payment is expected to be required in 2024 with respect to our results for the year ended December 31, 2023.
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of December 31, 2023, we have reinvested $277 million of the proceeds from the disposition of AirCentre. In 2023, we prepaid $16 million in principal and unaccrued interest on 2021 Term Loan B-2, and $32 million in principal and unaccrued interest on 2022 Term Loan B-1 and 2022 Term Loan B-2, using the remaining net cash proceeds from the sale of AirCentre, in accordance with the contractual terms of the Amended and Restated Credit Agreement dated February 19, 2013.
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
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the “Pari Passu Loan Agreement“”). The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the year ended December 31, 2023 of $13 million. As of December 31, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 and approximately $66 million of our 9.25% senior secured notes due 2025 were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2023 of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the 9.25% senior secured notes and 7.375% senior secured notes.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, an indirect, consolidated subsidiary of Sabre Corporation and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. As of December 31, 2023, we had $110 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
Dividends

The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We accrued $14 million and $21 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, we paid cash dividends on our preferred stock of $16 million and $21 million, respectively. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 14. Stock and Stockholders’ Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the year ended December 31, 2023, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. As of December 31, 2023, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Senior Secured Credit Facilities
On March 9, 2022, we entered into an amendment to refinance a portion of our then-outstanding Term Loan B facility (the "March 2022 Refinancing"). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022 of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of our then-outstanding Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
Applicable margins for the 2021 Term Loan B-1 and 2021 Term Loan B-2 are 3.50% per annum for Term SOFR loans and 2.50% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Term SOFR rate, and 1.50% for the base rate, respectively, and a credit spread adjustment factor of 0.11%. Applicable margins for the 2022 Term Loan B-1 are 4.25% per annum for Term SOFR loans and 3.25% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Term SOFR rate, and 1.50% for the base rate, respectively, and a credit spread adjustment factor of 0.10%. Applicable margins for the 2022 Term Loan B-2 are 5.00% per annum for Term SOFR loans and 4.00% per annum for base rate loans over the life of the loan, with a floor of 0.50% for the Term SOFR rate, and 1.50% for the base rate, respectively, and a credit spread adjustment factor of 0.10%.
Cash Flows
Operating Activities
Cash provided by operating activities totaled $56 million for the year ended December 31, 2023. The $333 million increase in operating cash flow from 2022 was primarily due to increased transaction volumes, partially offset by a $108 million increase in interest payments related to our debt and $48 million of severance payments made in connection with our cost reduction plan. Additionally, cash flow from operations in 2023 benefited from several working capital initiatives, which is not expected to reoccur in 2024.
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
Investing Activities
For the year ended December 31, 2023, we used $87 million of cash for capital expenditures primarily related to software developed for internal use, and $23 million for investment and acquisition-related activity.
For the year ended December 31, 2022, we received proceeds of $392 million from the sale of AirCentre, partially offset by $69 million of cash used on capital expenditures primarily related to software developed for internal use, $80 million for the investment in GBT, and $69 million for Conferma and other acquisitions.
Financing Activities
For the year ended December 31, 2023, we used $94 million for financing activities. Significant highlights of our financing activities included:
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
•proceeds of $677 million from the issuance of the Senior Secured Term Loan Due 2028;
•payment of $665 million on our 9.25% senior secured notes due 2025, 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2;
•payment of $160 million in debt discount and issuance costs;
•net proceeds of $110 million from borrowings on our AR Facility;
•payment of $56 million on our term loans under the Amended and Restated Credit Agreement, $48 million of which is a prepayment from the AirCentre disposition;
•proceeds of $16 million from the sale of common shares of a subsidiary;
•payment of $16 million in dividends on our preferred stock; and
•net payments of $6 million from the settlement of employee stock awards.
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
•payment of $21 million in dividends on our preferred stock; and
•net payments of $16 million from the settlement of employee stock awards.
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
Our accounting policies that include significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) the evaluation of the recoverability of the carrying value of long-lived assets and goodwill, (iii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (iv) estimation of loss contingencies. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
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
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with customers of our Travel Solutions business may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time. These multiple performance obligation arrangements involve judgments, including estimating the selling prices of goods and services, estimating the total contract consideration and allocating amounts to each distinct performance obligation and forecasting future volumes.
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
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes. For the year ended December 31, 2023, we did not impair any of these assets as a result of the related contracts becoming uncollectable, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Goodwill and Intangible Assets
We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions.

We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. Our qualitative assessments consider a variety of factors, including but not limited to domestic and international economic indicators, interest rates, our financial performance, and the most recent information from the International Air Transport Association ("IATA") about global passenger traffic returning to pre-COVID-19 levels, which we believe to be a key assumption. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of the reporting units. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. We utilize third-party appraisal firms to assist us in determining the fair value of a reporting unit as part of performing the quantitative assessment. We did not record any goodwill impairment charges for the years ended December 31, 2023, 2022 and 2021.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2023, 2022 and 2021.
Income Taxes
We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact our results of operations. The current economic environment has caused increased uncertainty in determining certain key assumptions within the assessment of our future taxable income upon which recognition of deferred tax assets is assessed. At year end, we had a valuation allowance on a portion of our deferred tax assets based on our assessment that it is more likely than not that the deferred tax asset will not be realized. We believe that our estimates for the valuation allowances against deferred tax assets are appropriate based on current facts and circumstances.
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $486 million and $47 million, respectively as of December 31, 2023. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $118 million as of December 31, 2023. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2023 and 2022, we had a liability, including interest and penalty, of $61 million and $97 million, respectively, for unrecognized tax benefits, of which $57 million and $88 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
Interest Rate Risk
Historically, our exposure to interest rate risk has primarily related to our interest rate swaps and interest rates under our Amended and Restated Credit Agreement on our senior secured credit facilities. In June 2023, we entered into a new senior secured term loan facility, the Senior Secured Term Loan Due 2028, that bears interest at a floating rate based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. An increase in the Reference Rate, up to the ceiling rates, would negatively impact our interest expense. Offsetting some of this exposure is interest income received from our time deposits and money market funds. The objectives of our investment in time deposits and money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2023, the impact to our interest income from these investments would not be material. This amount was determined by applying the hypothetical interest rate change to our average time deposits and money market funds invested.
In 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million of the then floating-rate Term Loan B related to the year 2021. In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. We designated these swaps as cash flow hedges.
Subsequent to December 31, 2023, on January 11, 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. The total notional outstanding of $250 million became effective January 16, 2024.
Interest rate swaps outstanding at December 31, 2023 and matured during the years ended December 31, 2023, 2022 and 2021 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
$200 million	1 month SOFR(2)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(2)	2.79%(4)	June 30, 2022	December 31, 2023
$250 million	1 month SOFR(2)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(2)	3.88%	December 31, 2023	December 31, 2024

(1)____________________
(1) Subject to a 0% floor.
(2) Subject to a 0.5% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

Since outstanding balances under our senior secured credit facilities incur interest at rates based on SOFR, subject to an applicable floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a net liability of $2 million as of December 31, 2023 and a net asset of $5 million as of December 31, 2022.
The global capital markets experienced periods of volatility throughout 2022 and 2023 in response to the geopolitical conflict, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2022 and 2023, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We may decide to further refinance portions of our debt in 2024 and 2025 which, at current interest rates, could negatively impact our interest expense. Although interest rate increases have recently moderated, they continue to remain volatile, which could drive higher funding costs. Currently approximately 45% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Excluding the impact of the Senior Secured Term Loan due in 2028, approximately 28% of our debt is variable. See “Risk Factors—We are exposed to interest rate fluctuations.
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2023, foreign currency operations included $193 million of revenue and $613 million of operating expenses, representing approximately 7% and 21% of our total revenue and operating expenses, respectively. During the year ended December 31, 2022, foreign currency operations included $169 million of revenue and $517 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively. During the year ended December 31, 2021, foreign currency operations included $158 million of revenue and $446 million of operating expenses, representing approximately 9% and 19% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% and 5% of our operating expenses for the years ended December 31, 2023 and 2022, respectively. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. Additionally, approximately 32% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
Due to the impacts of the uncertain economic environment on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity. As a result, as of December 31, 2023, we have no unsettled forward contracts and have not entered into any foreign currency forward contracts for 2023.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive loss and is included in stockholders’ (deficit) equity. We recognized net translation gain in other comprehensive income (loss) of $4 million for the year ended December 31, 2023, and net translation losses in other comprehensive income (loss) of $1 million and $7 million for the years ended December 31, 2022 and 2021, respectively.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2023 and 2022, approximately $217 million, or 76%, and $222 million, or 83%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through clearing houses, such as the Airline Clearing House (“ACH”).
As of December 31, 2023, 2022 and 2021, approximately 53%, 48%, and 53%, respectively, of our air customers make payments through the ACH, or other similar clearing houses, which accounts for approximately 82%, 82% and 82%, respectively, of transaction revenue related to air customers. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.

Inflation
An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Technology transformation and investments in modernizing our architecture” and “Risk Factors—Our business could be harmed by adverse global and regional economic and political conditions."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $585 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation. Contracts with variable consideration may require forecasts over the term of the contract to determine the appropriate rate used to recognize revenue.

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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 8 of the financial statements, the Company operates in the United States and multiple international jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge income tax positions on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2023, the Company accrued liabilities of $61 million for uncertain tax positions, including penalties and interest.

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

Among other procedures performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant information, local income tax laws, and legal rulings. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 8 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 15, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 15, 2024

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,907,738	$2,537,015	$1,688,875
Cost of revenue, excluding technology costs	1,189,606	1,040,819	691,451
Technology costs	1,036,596	1,096,097	1,052,833
Selling, general and administrative	634,393	661,159	610,078
Operating income (loss)	47,143	(261,060)	(665,487)
Other expense:
Interest expense, net	(447,878)	(295,231)	(257,818)
Loss on extinguishment of debt	(108,577)	(4,473)	(13,070)
Equity method income (loss)	2,042	686	(264)
Other, net	13,751	136,645	(1,748)
Total other expense, net	(540,662)	(162,373)	(272,900)
Loss from continuing operations before income taxes	(493,519)	(423,433)	(938,387)
Provision (benefit) for income taxes	34,729	8,666	(14,612)
Loss from continuing operations	(528,248)	(432,099)	(923,775)
Income (loss) from discontinued operations, net of tax	308	(679)	(2,532)
Net loss	(527,940)	(432,778)	(926,307)
Net (loss) income attributable to noncontrolling interests	(332)	2,670	2,162
Net loss attributable to Sabre Corporation	(527,608)	(435,448)	(928,469)
Preferred stock dividends	14,257	21,385	21,602
Net loss attributable to common stockholders	$(541,865)	$(456,833)	$(950,071)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(1.56)	$(1.40)	$(2.95)
Loss from discontinued operations	—	—	(0.01)
Net loss per common share	$(1.56)	$(1.40)	$(2.96)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(1.56)	$(1.40)	$(2.95)
Loss from discontinued operations	—	—	(0.01)
Net loss per common share	$(1.56)	$(1.40)	$(2.96)
Weighted-average common shares outstanding:
Basic	346,567	326,742	320,922
Diluted	346,567	326,742	320,922
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(527,940)	$(432,778)	$(926,307)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments ("CTA")	3,890	(1,024)	(7,223)
Retirement-related benefit plans:
Net actuarial (loss) gain, net of taxes of $8, $(490) and $(517)	(5,179)	(136)	36,742
Pension settlement, net of taxes of $—, $(691), $—	—	6,016	7,529
Amortization of prior service credits, net of taxes of $—, $96 and $—	(1,432)	(1,337)	(1,432)
Amortization of actuarial losses, net of taxes of $—, $— and $—	2,302	6,484	7,985
Net change in retirement-related benefit plans, net of tax	(4,309)	11,027	50,824
Derivatives:
Unrealized (losses) gains, net of taxes of $—, $(406) and $26	(794)	5,658	(134)
Reclassification adjustment for realized (gains) losses, net of taxes of $—, $78 and $(3,670)	(6,652)	(1,082)	12,805
Net change in derivatives, net of tax	(7,446)	4,576	12,671
Share of other comprehensive loss of equity method investments	(326)	(23)	(602)
Other comprehensive (loss) income	(8,191)	14,556	55,670
Comprehensive loss	(536,131)	(418,222)	(870,637)
Less: Comprehensive loss (income) attributable to noncontrolling interests	332	(2,670)	(2,162)
Comprehensive loss attributable to Sabre Corporation	$(535,799)	$(420,892)	$(872,799)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$648,207	$794,888
Restricted cash	21,037	21,035
Accounts receivable, net	343,436	353,587
Prepaid expenses and other current assets	145,911	191,979
Total current assets	1,158,591	1,361,489
Property and equipment, net of accumulated depreciation	233,677	229,419
Equity method investments	22,343	22,401
Goodwill	2,554,039	2,542,087
Acquired customer relationships, net of accumulated amortization	214,190	238,756
Other intangible assets, net of accumulated amortization	161,913	171,498
Deferred income taxes	10,201	38,892
Other assets, net	317,240	358,333
Total assets	$4,672,194	$4,962,875

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$231,767	$171,068
Accrued compensation and related benefits	135,620	122,022
Accrued subscriber incentives	237,421	218,761
Deferred revenues	108,256	66,503
Other accrued liabilities	197,609	213,737
Current portion of debt	4,040	23,480
Total current liabilities	914,713	815,571
Deferred income taxes	30,745	38,629
Other noncurrent liabilities	258,719	264,411
Long-term debt	4,829,461	4,717,091
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	14,375	—
Stockholders’ equity
Preferred stock; $0.01 par value, 225,000 authorized, — and 3,290 shares issued and outstanding as of December 31, 2023 and 2022, respectively; aggregate liquidation value of $— and $329,000 as of December 31, 2023 and 2022, respectively	—	33
Common stock: $0.01 par value; 1,000,000 authorized shares; 405,915 and 353,436 shares issued, 379,569 and 328,542 shares outstanding at December 31, 2023 and 2022, respectively	4,059	3,534
Additional paid-in capital	3,249,901	3,198,580
Treasury stock, at cost, 26,346 and 24,895 shares at December 31, 2023 and 2022, respectively	(520,124)	(514,215)
Accumulated deficit	(4,048,393)	(3,506,528)
Accumulated other comprehensive loss	(73,922)	(65,731)
Noncontrolling interest	12,660	11,500
Total stockholders’ deficit	(1,375,819)	(872,827)
Total liabilities and stockholders’ deficit	$4,672,194	$4,962,875
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(527,940)	$(432,778)	$(926,307)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,676	184,633	262,185
Loss on extinguishment of debt	108,577	4,473	13,070
Paid-in-kind interest	53,859	—	—
Stock-based compensation expense	52,015	82,872	120,892
Amortization of upfront incentive consideration	34,833	44,086	57,570
Amortization of debt discount and issuance costs	22,743	16,026	11,984
Deferred income taxes	22,287	(17,306)	(27,515)
Provision for expected credit losses	5,872	(285)	(7,788)
Other	(3,261)	5,732	4,701
Loss on fair value of investment	2,400	26,000	—
(Income) loss from discontinued operations	(308)	679	2,532
Gain on sale of assets and investments	—	(180,081)	(14,532)
Pension settlement charge	—	6,707	7,529
Impairment and related charges	—	5,146	—
Debt modification costs	—	4,905	2,435
Gain on loan converted to equity	—	(3,568)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,454)	(122,288)	(17,881)
Prepaid expenses and other current assets	51,506	(22,431)	5,837
Capitalized implementation costs	(8,862)	(12,577)	(19,027)
Upfront incentive consideration	(13,942)	(12,113)	(5,980)
Other assets	(3,960)	42,039	(1,838)
Accrued compensation and related benefits	487	(11,857)	51,652
Accounts payable and other accrued liabilities	60,527	131,034	70,346
Deferred revenue including upfront solution fees	52,184	(15,506)	(4,519)
Cash provided by (used in) operating activities	56,239	(276,458)	(414,654)
Investing Activities
Additions to property and equipment	(87,423)	(69,494)	(54,302)
Acquisitions, net of cash acquired	(12,021)	(68,797)	—
Purchase of investments	(11,200)	(80,000)	—
Other investing activities	664	—	—
Proceeds from disposition of investments and assets	—	392,268	24,874
Cash (used in) provided by investing activities	(109,980)	173,977	(29,428)
Financing Activities
Payments on borrowings from lenders	(1,573,729)	(1,822,661)	(1,061,050)
Proceeds of borrowings from lenders	1,530,473	1,818,581	1,070,380
Proceeds from borrowings under AR Facility	218,600	—	—
Debt prepayment fees and issuance costs	(159,589)	(33,489)	(12,194)
Payments on borrowings under AR Facility	(108,600)	—	—
Dividends paid on preferred stock	(16,039)	(21,385)	(21,629)
Proceeds from sale of redeemable shares in subsidiary	16,000	—	—
Net payment on the settlement of equity-based awards	(5,535)	(16,084)	(22,682)
Other financing activities	4,200	(332)	(843)
Payment for settlement of exchangeable notes	—	—	(2,540)
Cash used in financing activities	(94,219)	(75,370)	(50,558)
Cash Flows from Discontinued Operations
Cash used in operating activities	(425)	(3,259)	(3,498)
Cash used in discontinued operations	(425)	(3,259)	(3,498)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,706	(2,358)	(2,136)
Decrease in cash, cash equivalents and restricted cash	(146,679)	(183,468)	(500,274)
Cash, cash equivalents and restricted cash at beginning of period	815,923	999,391	1,499,665
Cash, cash equivalents and restricted cash at end of period	$669,244	$815,923	$999,391
Cash payments for income taxes	$24,332	$15,620	$14,659
Cash payments for interest	$394,539	$286,139	$246,933
Capitalized interest	$5,740	$2,232	$1,599
Non-cash additions to property and equipment	$—	$3,025	$2,678
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	3,340,000	$33	338,661,960	$3,387	$2,985,077	21,365,227	$(474,790)	$(2,099,624)	$(135,957)	$7,028	$285,154
Comprehensive loss	—	—	—	—	—	—	—	(928,469)	55,670	2,162	(870,637)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(21,602)	—	—	(21,602)
Conversion from preferred stock to common stock	(50,000)	—	595,240	6	—	—	—	—	—	—	6
Settlement of stock-based awards	—	—	5,903,724	59	717	1,564,441	(23,351)	—	—	—	(22,575)
Stock-based compensation expense	—	—	—	—	120,892	—	—	—	—	—	120,892
Settlement of exchangeable notes	—	—	—	—	(780)	—	—	—	—	—	(780)
Issuance of common stock upon conversion of exchangeable notes	—	—	1,269,497	12	9,813	—	—	—	—	—	9,825
Balance at December 31, 2021	3,290,000	33	346,430,421	3,464	3,115,719	22,929,668	(498,141)	(3,049,695)	(80,287)	9,190	(499,717)
Comprehensive loss	—	—	—	—	—	—	—	(435,448)	14,556	2,670	(418,222)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(21,385)	—	—	(21,385)
Settlement of stock-based awards	—	—	7,006,082	70	(11)	1,965,330	(16,074)	—	—	—	(16,015)
Stock-based compensation expense	—	—	—	—	82,872	—	—	—	—	—	82,872
Other	—	—	—	—	—	—	—	—	—	(360)	(360)
Balance at December 31, 2022	3,290,000	33	353,436,503	3,534	3,198,580	24,894,998	(514,215)	(3,506,528)	(65,731)	11,500	(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(527,608)	(8,191)	1,160	(534,639)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(14,257)	—	—	(14,257)
Conversion of preferred stock to common stock	(3,290,000)	(33)	46,999,367	470	(437)	—	—	—	—	—	—
Settlement of stock-based awards	—	—	5,478,793	55	375	1,450,686	(5,909)	—	—	—	(5,479)
Stock-based compensation expense	—	—	—	—	52,015	—	—	—	—	—	52,015
Other	—	—			(632)	—	—	—	—	—	(632)
Balance at December 31, 2023	—	$—	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
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
At Sabre, we make travel happen. We are a technology company that operates through two business segments: (i) Travel Solutions, our global travel marketplace for travel suppliers and travel buyers, a broad portfolio of software technology products and solutions for airlines and other travel suppliers, and (ii) Hospitality Solutions, an extensive suite of leading software solutions for hoteliers.
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
The preparation of these annual financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) the evaluation of the recoverability of the carrying value of intangible assets and goodwill, (iii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (iv) estimation of loss contingencies.
Within our segments and results of operations, cost of revenue, excluding technology costs, primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, transactional-related costs, including travel agency incentive consideration for reservations made on our global distribution system ("GDS") for Travel Solutions and GDS transaction fees for Hospitality Solutions, amortization of upfront incentive consideration and depreciation and amortization associated with capitalized implementation costs, and certain intangible assets. Corporate cost of revenue, excluding technology costs, includes certain expenses such as stock-based compensation, restructuring charges and other items not identifiable with either of our segments. Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including data processing and hosting, third-party software, other costs associated with the maintenance and minor enhancement of our technology, and depreciation and amortization associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets related to technology. Technology costs also include costs associated with our technology transformation efforts. Corporate technology costs includes certain expenses such as stock-based compensation, restructuring charges and other items not identifiable with either of our segments. Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, other overhead costs, personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, and depreciation and amortization associated with property and equipment, acquired customer relationships, trademarks and brand names.
Revenue Recognition
Travel Solutions and Hospitality Solutions’ revenue recognition is primarily driven by GDS and reservation system transactions. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment, and the amount of revenue recognized varies with the volume of transactions processed. Revenue is recognized if it is not considered probable of reversal.
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
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets and deferred customer advances and discounts are reviewed for recoverability on a periodic basis based on a review of impairment indicators, future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the years ended December 31, 2023, 2022 and 2021, we did not impair any of these assets as a result of the related contract becoming uncollectible, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Revenue recognition from our Travel Solutions business requires significant judgments such as identifying distinct performance obligations including estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, assessing revenue for constraint and forecasting future volumes. For a small number of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Incentive Consideration
Certain service contracts with significant travel agency customers contain booking productivity clauses and other provisions that allow travel agency customers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as these travel agencies earn incentive consideration based on the applicable contractual terms. Periodically, we make cash payments to these travel agencies at inception or modification of a service contract which are capitalized and amortized to cost of revenue, excluding technology costs over the expected life of the service contract, which is generally three to ten years. Deferred charges related to such contracts are recorded in other assets, net on the consolidated balance sheets. The service contracts are priced so that the additional airline and other booking fees generated over the life of the contract will exceed the cost of the incentive consideration provided. Incentive consideration paid to the travel agency represents a commission paid to the travel agency for booking travel on our GDS. Similar to the revenue cancellation reserve, we record a reduction to incentive expense within cost of revenue, excluding technology costs for amounts considered probable of recovery from travel agencies for incentives previously paid on cancelled bookings.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $11 million, $10 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash and Cash Equivalents
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Restricted Cash
Restricted cash primarily includes $21 million of cash collateral for standby letters of credit associated with guarantees related to our bilateral letter of credit facility issued in conjunction with our Senior Secured Credit Facility. See Note 10. Debt for additional information.
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

The majority of our receivables are trade receivables due in less than one year. In addition to our short-term trade and unbilled receivables, our receivables also include contract assets and long-term trade unbilled receivables. See Note 2. Revenue from Contracts with Customers for more information about these financial assets. Contract assets and long-term receivables are reviewed for recoverability on a periodic basis based on a review of subjective factors and trends in collection data including the aging of our trade receivable balances with these customers and expectations of future global economic growth. Our credit risk is mitigated with carriers who use the Airline Clearing House or other similar clearing houses (“ACH”) and other similar clearing houses, as ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For those carriers from which we do not collect payments through the ACH, our credit risk is higher. We monitor our ongoing credit exposure for these carriers through active review of customer balances against contract terms and due dates with account management. Our activities include established collection processes, account reconciliations, dispute resolution and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. We generally do not require security or collateral from our customers as a condition of sale.
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
We maintained an allowance for credit losses of approximately $34 million, $39 million and $60 million at December 31, 2023, 2022 and 2021, respectively. See Note 9. Credit Losses for further considerations involved in the development of this estimate.
Derivative Financial Instruments
We recognize all derivatives on the consolidated balance sheets at fair value and do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged item through earnings (a “fair value hedge”) or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings (a “cash flow hedge”). For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in fair value is recognized in current earnings during the period of change. No hedging ineffectiveness was recorded in earnings during the periods presented.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems in accordance with GAAP on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 7. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $79 million, $90 million and $154 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of software developed for internal use totaled $66 million, $74 million and $132 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, we capitalized $77 million, $64 million, and $39 million, respectively, related to software developed for internal use.

We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2023 and 2022.
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We utilize third-party appraisal firms to assist us in determining the fair value of a reporting unit as part of performing the quantitative assessment. We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2023, 2022 and 2021. See Note 6. Goodwill and Intangible Assets for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2023, 2022 and 2021. See Note 6. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in entities that we do not control but over which we exert significant influence. We periodically evaluate investments accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $19 million as of December 31, 2023 and 2022.
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
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from three to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 7. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $23 million, $37 million and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield was based on the calculated yield on our common stock at the time of grant. For the year ended December 31, 2021, a zero expected dividend was used. No stock options were granted during the year ended December 31, 2023 and 2022.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2024. We elected the optional expedient in the second quarter of 2023 in connection with the SOFR Amendment (defined in Note 10. Debt below), which did not have a material impact on our consolidated financial statements.
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
The following table presents our assets and liabilities with customers as of December 31, 2023 and December 31, 2022 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2023	December 31, 2022
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$42,029	$55,473
Trade and unbilled receivables, net	Accounts receivable, net	341,362	352,214
Long-term trade unbilled receivables, net	Other assets, net	20,265	16,129
Contract liabilities	Deferred revenues / other noncurrent liabilities	166,911	115,151
_______________________________
(1) Includes contract assets of $11 million and $12 million for December 31, 2023 and 2022.
During the year ended December 31, 2023, we recognized revenue of approximately $28 million from contract liabilities that existed as of January 1, 2023. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. During the year ended December 31, 2022, we recorded an impairment of $5 million on our unbilled receivables due to the expected impact of Russian legislation and related regulations enacted during the year on the future recoverability of these assets. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 9. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2023	2022	2021
Distribution	$2,057,044	$1,622,545	$901,478
IT Solutions(1)	585,033	688,730	602,061
Total Travel Solutions	2,642,077	2,311,275	1,503,539
SynXis Software and Service	275,017	227,301	178,940
Other	29,152	27,319	23,688
Total Hospitality Solutions	304,169	254,620	202,628
Eliminations	(38,508)	(28,880)	(17,292)
Total Sabre Revenue	$2,907,738	$2,537,015	$1,688,875
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $7 million, $6 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2023, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is $7 million, which is primarily due to the recognition of revenue that was previously deferred but became recognizable due to a change in facts and circumstances associated with an IT Solutions customer. It is no longer considered probable that this revenue will be reversed and this amount was fully paid by the customer.
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
We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Our cancellation reserve is sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. Our air booking cancellation reserve totaled $10 million and $11 million as of December 31, 2023 and 2022, respectively.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment did not result in any material impairments for the years ended December 31, 2023 and 2022. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Contract acquisition costs:
Beginning balance	$19,417	$22,309
Additions	6,500	6,918
Amortization	(6,397)	(5,635)
Dispositions	—	(4,175)
Ending balance	$19,520	$19,417

Capitalized implementation costs:
Beginning balance	$82,711	$109,762
Additions	8,862	12,577
Amortization	(23,031)	(36,982)
Impairment	(1,519)	(518)
Other	513	(2,128)
Ending balance	$67,536	$82,711

3. Acquisitions and Dispositions
Conferma
In August 2022, we completed the acquisition of Conferma Limited ("Conferma"), a virtual payments technology company, to expand our investment in technology for the payments ecosystem in the travel industry. We acquired all of the outstanding stock and ownership interest of Conferma through the exercise of a call option, for net cash of $62 million and the conversion of a pre-existing loan receivable into share capital of $11 million. We recognized a gain of approximately $4 million upon conversion of the loan for the difference between the carrying value and fair value of the loan, which is recorded to Other, net within our results of operations. Conferma is part of our Travel Solutions segment. The purchase price allocation was finalized in August 2023, and no additional adjustments were recorded since December 31, 2022. In February 2023, we sold 19% of the share capital of the direct parent company of Conferma to a third party for proceeds of $16 million resulting in a non-controlling interest from that date. See Note 4. Redeemable Noncontrolling Interest for further details.
AirCentre Disposition
On October 28, 2021, we announced that we entered into an agreement with a third party to sell our suite of flight and crew management and optimization solutions, which represents our AirCentre airline operations portfolio. On February 28, 2022, we completed the sale of AirCentre to a third party for net cash proceeds of $392 million. The operating results of AirCentre are included within Travel Solutions for all periods presented through the date of sale. The net assets of AirCentre disposed of primarily included goodwill of $146 million, working capital of $34 million, and other assets, net of $25 million. We recorded a pre-tax gain on sale of approximately $180 million (after-tax $112 million) in Other, net in our consolidated statements of operations for the year ended December 31, 2022.
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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of December 31, 2023, the redeemable noncontrolling interest is $14 million.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Proceeds from sale of redeemable noncontrolling interest	$16,000
Net loss attributable to redeemable noncontrolling interest	(1,625)
Redeemable noncontrolling interest, end of period	$14,375
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
During the year ended December 31, 2023, we incurred $72 million in connection with this business plan, of which $13 million is recorded within cost of revenue, excluding technology costs, $27 million is recorded within technology costs and $32 million is recorded within selling, general and administrative costs within our consolidated statement of operations. These restructuring costs are comprised of $66 million that has been or will be paid in cash for severance and related benefits costs and $6 million paid related to other restructuring costs.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Year Ended December 31, 2023
Balance as of January 1, 2023	$—
Charges	64,247
Cash payments	(48,189)
Non-cash adjustments	1,230
Balance as of December 31, 2023	$17,288
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Travel Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2021	$2,314,517	$155,689	$2,470,206
Acquired	61,021	4,434	65,455
Adjustments(1)	6,426	—	6,426
Balance as of December 31, 2022	2,381,964	160,123	2,542,087
Acquired	—	9,436	9,436
Adjustments(1)	2,516	—	2,516
Balance as of December 31, 2023	$2,384,480	$169,559	$2,554,039
________________________
(1)Includes net foreign currency effects during the years ended December 31, 2023 and 2022.

The following table presents our intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,041,719	$(827,529)	$214,190	$1,041,782	$(803,026)	$238,756
Trademarks and brand names	334,434	(190,948)	143,486	334,390	(180,065)	154,325
Reacquired rights	113,500	(113,500)	—	113,500	(113,500)	—
Purchased technology	449,936	(431,509)	18,427	443,667	(426,493)	17,174
Acquired contracts, supplier and distributor agreements	37,600	(37,600)	—	37,600	(37,600)	—
Non-compete agreements	13,953	(13,953)	—	13,953	(13,953)	—
Total intangible assets	$1,991,142	$(1,615,039)	$376,103	$1,984,892	$(1,574,637)	$410,255
Amortization expense relating to intangible assets subject to amortization totaled $40 million, $51 million and $64 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2024	$37,922
2025	35,208
2026	34,936
2027	34,476
2028	33,117
2029 and thereafter	200,444
Total	$376,103

7. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid Expenses	$42,863	$94,339
Investment in securities(1)	51,970	54,303
Value added tax receivable	30,005	26,953
Other	21,073	16,384
Prepaid expenses and other current assets	$145,911	$191,979
______________________
(1) See Note 12. Fair Value Measurements for further detail.

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Buildings and leasehold improvements	$28,000	$27,363
Furniture, fixtures and equipment	31,933	33,216
Computer equipment	121,359	281,055
Software developed for internal use	1,903,576	1,827,000
Property and equipment	2,084,868	2,168,634
Accumulated depreciation and amortization	(1,851,191)	(1,939,215)
Property and equipment, net	$233,677	$229,419
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2023	2022
Capitalized implementation costs, net	$67,536	$82,711
Deferred upfront incentive consideration	63,509	67,476
Long-term contract assets and customer advances and discounts(1)	42,538	56,448
Right-of-Use asset(2)	69,895	85,238
Long-term trade unbilled receivables(1)	20,265	16,129
Other	53,497	50,331
Other assets, net	$317,240	$358,333
________________________________
(1) Refer to Note 2. Revenue from Contracts with Customers for additional information.
(2) Refer to Note 13. Leases for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Pension and other postretirement benefits	$74,288	$83,078
Deferred revenue	50,534	40,390
Lease liabilities(1)	56,277	68,068
Other	77,620	72,875
Other noncurrent liabilities	$258,719	$264,411
___________________________
(1) Refer to Note 13. Leases, for additional information.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2023	2022
Defined benefit pension and other postretirement benefit plans	$(78,056)	$(73,746)
Unrealized foreign currency translation gain	9,147	5,257
Unrealized (loss) gain on interest rate swaps	(2,869)	4,577
Share of other comprehensive loss of equity method investment	(2,144)	(1,819)
Total accumulated other comprehensive loss, net of tax	$(73,922)	$(65,731)
The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is included in Other, net. See Note 11. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
8. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2023	2022	2021
Components of pre-tax loss:
Domestic	$(551,182)	$(380,367)	$(738,394)
Foreign	57,663	(43,066)	(199,993)
	$(493,519)	$(423,433)	$(938,387)
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current portion:
Federal	$440	$12,224	$(1,575)
State and Local	1,272	2,439	(709)
Non U.S.	10,730	11,309	15,187
Total current	12,442	25,972	12,903
Deferred portion:
Federal	(1,170)	(1,041)	(2,223)
State and Local	18,054	(1,759)	563
Non U.S.	5,403	(14,506)	(25,855)
Total deferred	22,287	(17,306)	(27,515)
Total provision (benefit) for income taxes	$34,729	$8,666	$(14,612)

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax provision at statutory federal income tax rate	$(103,639)	$(88,921)	$(197,061)
State income taxes, net of federal benefit	(6,733)	(3,844)	(9,414)
Impact of non U.S. taxing jurisdictions, net	(6,262)	10,343	26,029
Goodwill	—	24,590	—
Base erosion and anti-abuse tax	9,818	9,474	—
Employee stock based compensation	9,758	7,853	9,836
Research tax credit	(31,296)	(9,134)	(16,901)
Valuation Allowance	163,097	59,827	176,921
Other, net	(14)	(1,522)	(4,022)
Total provision (benefit) for income taxes	$34,729	$8,666	$(14,612)
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Tax loss carryforwards	$400,634	$364,830
Software developed for internal use	139,722	89,084
Tax credit carryforwards	90,674	59,790
Employee benefits other than pension	38,221	37,325
Deferred revenue	36,714	26,890
Bond discounts	18,132	—
Lease liabilities	16,756	19,713
Pension obligations	16,688	18,249
Suspended loss	14,702	14,814
Accrued expenses	10,480	9,658
Incentive consideration	2,207	2,761
Other	461	—
Total deferred tax assets	785,391	643,114
Deferred tax liabilities:
Intangible assets	(88,608)	(95,295)
Non U.S. operations	(22,763)	(13,427)
Right of use assets	(16,769)	(19,780)
Unrealized gains and losses	(12,647)	(15,430)
Investment in partnership	(10,763)	(8,168)
Depreciation and amortization	(2,970)	(4,757)
Bond discounts	—	(1,267)
Other	—	(461)
Total deferred tax liabilities	(154,520)	(158,585)
Valuation allowance	(651,415)	(484,266)
Net deferred tax (liability) asset	$(20,544)	$263
As a result of the enactment of the Tax Cuts and Jobs Act (the “TCJA”), we recorded a one-time transition tax on the undistributed earnings of our foreign subsidiaries. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2023, with certain limited exceptions and have, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2023 and have not provided deferred taxes on any outside basis differences.
As of December 31, 2023, we have U.S. federal NOL carryforwards of approximately $448 million, which primarily have an indefinite carryforward period. Additionally, we have research tax credit carryforwards of approximately $64 million, which will expire between 2024 and 2041. As a result of prior business combinations, less than $1 million of our U.S. federal NOLs are subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Code) with the majority expiring between 2024 and 2037. However, we expect that Section 382 will not limit our ability to fully realize the tax benefits. We have state NOLs of $9 million which will expire primarily between 2024 and 2041 and state research tax credit carryforwards of $21 million which will expire between 2024 and 2040. We have $660 million of NOL carryforwards and $7 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $486 million and $47 million, respectively as of December 31, 2023. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $118 million as of December 31, 2023. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the years ended December 31, 2023, 2022, and 2021, we recognized an expense of $12 million, an expense of $1 million, and a benefit of $3 million, respectively, related to interest and penalties. As of December 31, 2023 and 2022, we had a liability, including interest and penalties, of $61 million and $97 million, respectively, for unrecognized tax benefits, including cumulative accrued interest and penalties of approximately $20 million and $21 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$75,962	$84,929	$73,054
Additions for tax positions taken in the current year	6,275	3,641	3,655
Additions for tax positions of prior years	1,737	2,276	12,625
Reductions for tax positions of prior years	(19,466)	(8,846)	(29)
Reductions for tax positions of expired statute of limitations	(18,485)	(2,900)	(4,376)
Settlements	(4,939)	(3,138)	—
Balance at end of year	$41,084	$75,962	$84,929

    We present unrecognized tax benefits as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of unrecognized tax benefits that were offset against deferred tax assets on our balance sheets was $27 million, $51 million, and $44 million as of December 31, 2023, 2022, and 2021 respectively, with remaining amounts recorded as a liability.

As of December 31, 2023, 2022, and 2021, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $37 million, $67 million, and $73 million, respectively. It is reasonably possible that $4 million in unrecognized tax benefits may be resolved in the next twelve months, due to statute of limitations expiration.

    In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2020 - forward
Singapore	2018 - forward
India	1998 - forward
Uruguay	2018 - forward
U.S. Federal	2017, 2020 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2012.

9. Credit Losses
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2023 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2023
Balance at December 31, 2021	$59,646
Provision for expected credit losses	(285)
Write-offs	(19,928)
Other	(618)
Balance at December 31, 2022	38,815
Provision for expected credit losses	5,872
Write-offs	(10,600)
Other	256
Balance at December 31, 2023	$34,343
We regularly monitor the financial condition of the air transportation industry. The credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2023, approximately 53% of our air customers make payments through the ACH which accounts for approximately 82% of transaction revenue related to air customers. For these carriers, the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
10. Debt
As of December 31, 2023 and 2022, our outstanding debt included in our consolidated balance sheets totaled $4,834 million and $4,741 million, respectively, which are net of debt issuance costs of $63 million and $44 million, respectively, and unamortized discounts of $65 million and $54 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2023 and 2022 (in thousands):

			December 31,
	Rate	Maturity	2023	2022
Senior secured credit facilities:
2021 Term Loan B-1	S(1)+3.50%	December 2027	$392,015	$397,940
2021 Term Loan B-2	S(1)+3.50%	December 2027	614,151	634,340
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	620,313
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	673,313
Senior Secured Term Loan Due 2028	RR(3) + 1.75%(4)	December 2028	753,859	—
AR Facility(2)	S(1) + 2.25%	January 2025	110,000	—
9.250% senior secured notes due 2025	9.25%	April 2025	38,895	775,000
7.375% senior secured notes due 2025	7.375%	September 2025	63,019	850,000
4.00% senior exchangeable notes due 2025	4.00%	April 2025	333,220	333,220
8.625% senior secured notes due 2027	8.625%	June 2027	852,987	—
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			4,961,903	4,839,126
Less current portion of debt outstanding			(4,040)	(23,480)
Face value of long-term debt outstanding			$4,957,863	$4,815,646
_____________________________
(1)Represents the Secured Overnight Financing Rate ("SOFR").
(2)The AR Facility (as defined below) is subject to certain "springing" maturity conditions; the maturity may extend to February 2026 at the latest.
(3)Represents the Reference Rate as defined below.
(4)At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid-in-kind the spread is 1.75%.

We had outstanding letters of credit totaling $12 million as of December 31, 2023 and 2022, which were secured by a $21 million cash collateral deposit account.
Senior Secured Credit Facilities
Refinancing Transactions
In 2022, we entered into three separate transactions to refinance the entire $1.8 billion of our then-outstanding Term Loan B facility due in February 2024.
On March 9, 2022, we entered into an amendment to refinance a portion of our then-outstanding Term Loan B facility (the "March 2022 Refinancing"). Our Senior Secured Credit Facility is governed by the Amended and Restated Credit Agreement. We incurred no additional indebtedness as a result of the March 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The March 2022 Refinancing included the application of the proceeds of a new $625 million term loan “B” facility (the “2022 Term Loan B-1 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $623 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $1 million, were used to pay $1 million in other fees and expenses. We incurred an additional discount of $5 million and other fees of $3 million which were funded with cash on hand. We recognized a loss on extinguishment of debt in connection with the March 2022 Refinancing during the year ended December 31, 2022, of $4 million and debt modification costs for financing fees of $1 million recorded to Other, net. The 2022 Term Loan B-1 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-1 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-1 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On August 15, 2022, we entered into an amendment to refinance a portion of our then-outstanding Term Loan B facility (the "August 2022 Refinancing"). We incurred no additional indebtedness as a result of the August 2022 Refinancing, other than amounts covering discounts and certain fees and expenses. The August 2022 Refinancing included the application of the proceeds of a new $675 million term loan “B” facility (the “2022 Term Loan B-2 Facility”), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $647 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The remaining proceeds, net of a discount of $25 million, were used to pay $3 million in other fees and expenses. We incurred an additional discount of $9 million and other fees of $2 million which were funded with cash on hand. We recognized debt modification costs for financing fees in connection with the August 2022 Refinancing during the year ended December 31, 2022 of $5 million recorded to Other, net. No loss on extinguishment of debt was recorded as a result of the August 2022 Refinancing. The 2022 Term Loan B-2 Facility matures on June 30, 2028 and offers us the ability to prepay or repay the 2022 Term Loan B-2 Facility after 12 months or to prepay or repay at a 101 premium before that date. The interest rates on the 2022 Term Loan B-2 Facility are based on Term SOFR, replacing LIBOR, plus an applicable margin.
On December 6, 2022, we used the proceeds of the December 2027 Notes (as defined below) issuance to redeem the remaining principal balance on the then-outstanding Term Loan B of $536 million, plus $1 million of accrued interest (the “December 2022 Refinancing”). We recognized a loss on extinguishment of debt of $1 million during the year ended December 31, 2022 in connection the December 2022 Refinancing, which consisted of the write-off of unamortized debt issuance costs and discount of $1 million.
Principal Payments
The 2021 Term Loan B-1 and the 2021 Term Loan B-2 mature on December 17, 2027 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. As required under the terms of the credit facility, we used proceeds of $16 million from the sale of AirCentre assets to pay down the principal on the 2021 Term Loan B-2 in May 2023, which resulted in the deferral of principal payments until September 2025. The 2022 Term Loan B-1 and the 2022 Term Loan B-2 mature on June 30, 2028 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. As required under the terms of the credit facility, we used proceeds of $32 million from the sale of AirCentre assets to pay down the principal on the 2022 Term Loan B-1 and 2022 Term Loan B-2 in May 2023, as well as refinanced the 2022 Term Loan B-2 in June 2023, which resulted in the deferral of principal payments until September 2025 and March 2027, respectively. For the year ended December 31, 2023, we made $9 million of scheduled principal payments.
We are also required to pay down the term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2022, we were not required to make an excess cash flow payment in 2023, and no excess cash flow payment is expected to be required in 2024 with respect to our results for the year ended December 31, 2023. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of December 31, 2023, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest
On May 16, 2023, Sabre GLBL entered into Amendment No. 5 to the Credit Agreement (the "SOFR Amendment"). The SOFR Amendment was entered into pursuant to the Amended and Restated Credit Agreement, dated as of February 19, 2013. The SOFR Amendment provides for the replacement of LIBOR-based rates with a SOFR-based rate for the 2021 Term Loan B-1 and 2021 Term Loan B-2 and amends certain provisions of the Credit Agreement. The change from LIBOR to SOFR is due to the reference rate reform and the phasing out of LIBOR as a loan benchmark. The adoption of the SOFR Amendment did not have a material impact on our financial position or results of operations.
Borrowings under the Amended and Restated Credit Agreement for our 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1 and 2022 Term Loan B-2 bear interest at a rate equal to either, at our option: (i) the Term SOFR rate plus an applicable margin for Term SOFR borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 1/2% or (3) Term SOFR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Term SOFR rate is based on SOFR for all U.S. dollar borrowings and has a floor. We have elected the one-month SOFR as the floating interest rate on our outstanding term loans that are subject to SOFR. Interest payments are due on the last day of each month as a result of electing one-month SOFR.

	Term SOFR borrowings	Base rate borrowings
	Applicable Margin	Applicable Margin
2021 Term Loan B-1	3.50%(1)	2.50%(1)
2021 Term Loan B-2	3.50%(1)	2.50%(1)
2022 Term Loan B-1	4.25%(2)	3.25%(2)
2022 Term Loan B-2	5.00%(2)	4.00%(2)
_____________________________
(1)2021 Term Loan B-1 and 2021 Term Loan B-2 are subject to a 0.50% floor and a SOFR adjustment factor of 0.11% for the Term SOFR rate and 1.50% floor for the base rate
(2)2022 Term Loan B-1 and 2022 Term Loan B-2 are subject to a 0.50% floor and a SOFR adjustment factor of 0.10% for the Term SOFR rate and 1.50% floor for the base rate.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2023, 2022 and 2021, inclusive of amounts charged to interest expense, are as follows:

	Year Ended December 31,
	2023	2022	2021
Including the impact of interest rate swaps	9.93%	5.58%	3.91%
Excluding the impact of interest rate swaps	10.21%	5.62%	3.33%
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").
The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the year ended December 31, 2023 of $13 million. As of December 31, 2023, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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

The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest, with the Reference Rate for the first interest period deemed to be 13.00% per annum. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $54 million during the year ended December 31, 2023.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of December 31, 2023, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement.
Senior Secured Notes
On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $775 million aggregate principal amount of 9.250% senior secured notes due 2025 (the “April 2025 Notes”). The April 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The April 2025 Notes bear interest at a rate of 9.250% per annum and interest payments are due semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020. The April 2025 Notes mature on April 15, 2025. The net proceeds received from the sale of the April 2025 Notes of $763 million, net of underwriting fees and commissions, are being used for general corporate purposes. Through the June 2023 Refinancing described above, we repurchased approximately $650 million of these notes. See "—Senior Secured Term Loan Due 2028". In September 2023, an additional $66 million of these notes were exchanged for the June 2027 Notes as described below.
On August 27, 2020, Sabre GLBL entered into a new debt agreement consisting of $850 million aggregate principal amount of 7.375% senior secured notes due 2025 (the “September 2025 Notes”). The September 2025 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The September 2025 Notes bear interest at a rate of 7.375% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The September 2025 Notes mature on September 1, 2025. The net proceeds of $839 million received from the sale of the September 2025 Notes, net of underwriting fees and commissions, plus cash on hand, was used to: (1) repay approximately $319 million principal amount of debt under the Term Loan A; (2) redeem all of our $530 million outstanding 5.375% senior secured notes due April 2023; and (3) repay approximately $3 million principal amount of debt under the Term Loan B. We recognized a loss on extinguishment of debt of $10 million during the year ended December 31, 2020 in connection with these transactions which consisted of a redemption premium of $7 million and the write-off of unamortized debt issuance costs of $3 million. In September 2023, $787 million of these notes were exchanged for the June 2027 Notes as described below.
On December 6, 2022, Sabre GLBL entered into a new debt agreement consisting of $555 million aggregate principal amount of 11.250% senior secured notes due 2027 (the “December 2027 Notes”). The December 2027 Notes were issued at a discount of 1.866%. The December 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facility. The December 2027 Notes bear interest at a rate of 11.250% per annum and interest payments are due semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2023. The December 2027 Notes mature on December 15, 2027. The net proceeds of $545 million received from the sale of the December 2027 Notes, net of a discount of $10 million, were used to repay approximately $536 million principal amount of debt under our then-outstanding Term Loan B, plus $1 million of accrued interest. The remaining proceeds of $8 million, plus cash on hand, were used to pay $10 million in underwriting fees and commissions, and other expenses.

On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 and approximately $66 million of our 9.25% senior secured notes due 2025 were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of the April 2025 Notes and the September 2025 Notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the September 2023 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2023, of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the April 2025 Notes and the September 2025 Notes.
AR Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (the “AR Facility”) of up to $200 million with PNC Bank, N.A. On March 30, 2023, we borrowed $115 million under the AR Facility. As of December 31, 2023, we had $110 million outstanding under the AR Facility. These proceeds are being used for general corporate purposes.
The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. The drawn fee varies based on our leverage, and Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $2 million and are recorded in other assets, net in our consolidated financial statements.
The AR Facility is scheduled to terminate on February 13, 2026, unless extended in accordance with its terms. The AR Facility is subject to a springing maturity date of January 2025 should certain events occur in relation to material indebtedness (as defined in the AR Facility) of ours, Sabre Securitization and certain other subsidiaries.
In connection with the AR Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the AR Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the AR Facility, the lenders under the AR Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the AR Facility. As of December 31, 2023, $340 million of Receivables are held as assets by Sabre Securitization, consisting of $331 million of accounts receivable and $9 million of other assets, net in our consolidated balance sheet.
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
The AR Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of December 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.
Exchangeable Notes

    On April 17, 2020, Sabre GLBL entered into a new debt agreement consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “Exchangeable Notes”). The Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the Exchangeable Notes. As of December 31, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding.

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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Exchangeable Notes), the holders of the Exchangeable Notes may require us to repurchase all or part of the principal amount of the Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of December 31, 2023, none of the conditions allowing holders of the Exchangeable Notes to exchange have been met.
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
The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Principal	$333,220	$333,220
Less: Unamortized debt issuance costs	3,256	5,642
Net carrying value	$329,964	$327,578

The following table sets forth interest expense recognized related to the Exchangeable Notes for years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Contractual interest expense	$13,329	$13,329
Amortization of issuance costs	$2,386	$2,275

Aggregate Maturities
As of December 31, 2023, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2024	$4,040
2025	553,120
2026	16,730
2027	2,405,529
2028	1,982,484
Total	$4,961,903
11. Derivatives
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2023, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2023 and matured during the years ended December 31, 2023, 2022 and 2021 are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$600 million	1 month LIBOR(1)	2.81%	December 31, 2020	December 31, 2021
$200 million	1 month SOFR(2)	1.71%(3)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(2)	2.79%(4)	June 30, 2022	December 31, 2023
$250 million	1 month SOFR(2)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(2)	3.88%	December 31, 2023	December 31, 2024
____________________
(1) Subject to a 0% floor.
(2) Subject to a 0.5% floor.
(3)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(4)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
In 2018, we entered into forward starting interest rate swaps to hedge the interest payments associated with $600 million of the then floating-rate Term Loan B related to the year 2021. In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term

Loan B-2 for the periods through June 2026. We designated these swaps as cash flow hedges. For the year ended December 31, 2023, we recognized a cash flow impact of $7 million related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of December 31, 2023, we estimate that $3 million in gains will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
Subsequent to December 31, 2023, on January 11, 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. The total notional outstanding of $250 million became effective January 16, 2024.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2023 and 2022 are as follows (in thousands):

	Derivative Assets (Liabilities)
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2023	2022
Interest rate swaps	Prepaid expenses and other current assets	$2,413	$4,905
Interest rate swaps	Other noncurrent liabilities	(4,129)	(168)
Total		$(1,716)	$4,737
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Amount of (Losses) Gains Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021
Interest rate swaps	$(794)	$5,658	$(134)
Total	$(794)	$5,658	$(134)

		Amount of (Gains) Losses Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2023	2022	2021
Interest rate swaps	Interest expense, net	$(6,652)	$(1,082)	$12,805
Total		$(6,652)	$(1,082)	$12,805

12. Fair Value Measurements
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

Pension Plan Assets—See Note 17. Pension and Other Postretirement Benefit Plans, for fair value information on our pension plan assets.
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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2023, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

		Fair Value at Reporting Date Using
Assets:	December 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$2,413	$—	$2,413	$—
Investment in securities	51,970	51,970	—	—
Money market funds	261,551	261,551	—	—
Time deposits	177,608	—	177,608	—
Total assets	$493,542	$313,521	$180,021	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(4,129)	$—	$(4,129)	$—
Total liabilities	$(4,129)	$—	$(4,129)	$—
______________________
(1) See Note 11. Derivatives for further detail.

		Fair Value at Reporting Date Using
Assets:	December 31, 2022	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,905	$—	$4,905	$—
Investment in securities	54,303	54,303	—	—
Money market funds	153,252	153,252	—	—
Time deposits	444,835	—	444,835	—
Total assets	$657,295	$207,555	$449,740	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(168)	$—	$(168)	$—
Total liabilities	$(168)	$—	$(168)	$—
______________________
(1) See Note 11. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2023 and 2022.
Unrealized losses recognized during the year ended December 31, 2023 and 2022 from our investments in securities totaled $2 million and $26 million, respectively, which are recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our Exchangeable

Notes, senior secured notes due 2025 and 2027 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. At December 31, 2023, the fair value of the Senior Secured Term Loan Due 2028 was determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility approximated its fair value as of December 31, 2023.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023		As of December 31, 2022
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$344,973	$391,366	$362,872	$397,147
2021 Term Loan B-2	540,069	610,545	578,042	629,832
2022 Term Loan B-1	535,559	598,419	567,974	614,139
2022 Term Loan B-2	576,343	618,888	623,235	640,899
Senior Secured Term Loan Due 2028	726,582	732,901	—	—
9.25% senior secured notes due 2025	38,291	38,895	774,128	775,000
7.375% senior secured notes due 2025	60,496	63,019	813,539	850,000
4.00% senior exchangeable notes due 2025	326,841	333,220	358,440	333,220
8.625% senior secured notes due 2027	776,598	852,987	—	—
11.25% senior secured notes due 2027	545,024	546,384	572,058	544,770
_____________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, we assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. Although we have not identified any triggering events or changes in circumstances that would require us to perform a goodwill impairment test, periodically, we will perform a quantitative assessment in the absence of identifying triggering events, as part of the qualitative assessment. In 2023, we elected to perform a quantitative assessment. We did not record any goodwill impairment charges for the year ended December 31, 2023.

13. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other accrued liabilities and other noncurrent liabilities in our consolidated balance sheets.
The following table presents the components of lease expense for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$17,502	$21,588
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$16,715	$20,508
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,221	$4,676

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$69,895	$85,238
Other accrued liabilities	16,123	17,160
Other noncurrent liabilities	56,277	68,068
Total operating lease liabilities	$72,400	$85,228

The following table presents other supplemental information related to leases:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	7.0	7.5
Weighted Average Discount Rate
Operating leases	6.9%	5.7%
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 800 thousand square feet of office space in 61 locations in 38 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and nine years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within three months. Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	$16,720
2025	13,695
2026	12,331
2027	9,141
2028	10,722
Thereafter	29,872
Total	92,481
Imputed Interest	(20,081)
Total	$72,400
14. Stock and Stockholders’ Equity
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
We accrued $14 million and $21 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, we paid cash dividends on our preferred stock of $16 million and $21 million, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. For the years ended December 31, 2023, 2022 and 2021 we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of December 31, 2023, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of Exchangeable Notes. Under the terms of indenture, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of December 31, 2023, we have $333 million aggregate principal amount of Exchangeable Notes outstanding. See Note 10. Debt for further details. Until the notes mature, we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
15. Equity-Based Awards
As of December 31, 2023, our outstanding equity-based compensation plans and agreements include the Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan (“Sovereign 2012 MEIP”), the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), the 2019 Director Equity Compensation Plan (the "2019 Director Plan"), the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (the "2021 Omnibus Plan"), the 2022 Director Equity Compensation Plan (the "2022 Director Plan") and the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (the "2023 Omnibus Plan"). Our 2023 Omnibus Plan serves as a successor to the 2021 Omnibus Plan, the 2019 Omnibus Plan, the 2016 Omnibus Plan, the 2014 Omnibus Plan, and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2019 Director Plan and 2022 Director Plan provide for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under all plans continue to be subject to the terms and conditions of their respective plan.
We initially reserved 14,000,000 shares of our common stock for issuance under our 2023 Omnibus Plan. We added 13,791,761 shares that were reserved but not issued under the Sovereign Holdings, Inc. Management Equity Incentive Plan (“Sovereign MEIP”), Sovereign 2012 MEIP, 2014 Omnibus, 2016 Omnibus Plans, 2019 Omnibus Plan and 2021 Omnibus Plan to the 2023 Omnibus Plan reserves, for a total of 27,791,761 authorized shares of common stock for issuance under the 2023 Omnibus Plan. Additionally, we initially reserved 830,000 shares of our common stock for issuance under our 2022 Director Plan and added 169,808 shares that were reserved but not issued under the 2019 Director Plan. Time-based options granted under the 2019, 2016, and 2014 Omnibus Plans prior to 2020 generally vest over a four year period with 25% vesting at the end of year one and the remaining vesting quarterly thereafter. Time-based options granted under the 2023 Omnibus plan, 2021 Omnibus plan and the 2019 Omnibus Plan after 2020 vest over a three-year period, vesting in equal annual installments. Options granted prior to fiscal year 2020 vested over a four-year period. Options granted are exercisable for up to 10 years. RSUs generally vest over a four year period with 25% vesting annually. PSUs granted prior to 2020 generally vest over a four year period with 25% vesting annually. During 2020, 2021, 2022 and 2023, we granted PSUs that vest over a three year period in equal annual installments, as well as PSUs that cliff vest at the end of one, two, or three years, depending on the terms of the grant. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $52 million, $83 million and $121 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. No stock options were granted during the year ended December 31, 2023 and 2022. The following table summarizes the weighted-average assumptions used in 2021:

Year Ended December 31,
2021
Exercise price	$11.81
Average risk-free interest rate	0.67%
Expected life (in years)	6.00
Expected volatility	54.95%
Dividend yield	—%
The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2023:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2022	2,635,556	$13.64	5.2	$—
Forfeited	(25,131)	12.88
Expired	(862,670)	16.56
Outstanding at December 31, 2023	1,747,755	$12.20	5.5	$—
Vested and exercisable at December 31, 2023	1,747,755	$12.20	5.5	$—
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $4.40 and $6.18 on December 31, 2023 and 2022, respectively. If the aggregate intrinsic value is negative, it is assigned a nil value.
There were no options exercised during the year ended December 31, 2023, and the total intrinsic value of stock options exercised was immaterial for the years ended December 31, 2022 and 2021. There were no options granted during the year ended December 31, 2023 and 2022, and the weighted-average fair values of options granted during the year ended December 31, 2021 was $6.01. As of December 31, 2023, there was no unrecognized compensation expense associated with stock options.
The following table summarizes the activities for our RSUs for the year ended December 31, 2023:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	10,710,075	$10.92
Granted	17,102,726	3.58
Vested	(4,279,551)	11.98
Forfeited	(2,948,055)	7.00
Unvested at December 31, 2023	20,585,195	$5.10
The total fair value of RSUs vested, as of their respective vesting dates, was $51 million, $68 million, and $62 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately $67 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.7 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2023:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	3,439,728	$12.14
Granted	3,757,560	3.51
Vested	(920,813)	12.01
Forfeited	(405,861)	11.49
Unvested at December 31, 2023	5,870,614	$6.69

The total fair value of PSUs vested, as of their respective vesting dates, was $19 million during each of the years ended December 31, 2023 and 2022, and $15 million during the year ended December 31, 2021. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures and for 2022 and 2023 grants a total shareholder return modifier. During the years ended December 31, 2023, 2022 and 2021, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2023, unrecognized compensation expense associated with PSUs expected to vest totaled $7 million and $3 million for the annual measurement periods ending December 31, 2024 and 2025, respectively.
16. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Loss from continuing operations	$(528,248)	$(432,099)	$(923,775)
Less: Net (loss) income attributable to non-controlling interests	(332)	2,670	2,162
Less: Preferred stock dividends	14,257	21,385	21,602
Net loss from continuing operations available to common stockholders, basic and diluted	$(542,173)	$(456,154)	$(947,539)
Denominator:
Basic weighted-average common shares outstanding	346,567	326,742	320,922
Diluted weighted-average common shares outstanding	346,567	326,742	320,922
Earnings per share from continuing operations:
Basic	$(1.56)	$(1.40)	$(2.95)
Diluted	$(1.56)	$(1.40)	$(2.95)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 3 million, 1 million and 4 million of dilutive stock options and restricted stock awards for the years ended December 31, 2023, 2022 and 2021, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 6 million, 4 million, and 2 million for the years ended December 31, 2023, 2022 and 2021, respectively, of anti-dilutive common stock equivalents.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes are not included in the dilutive weighted-average common shares outstanding calculation for each of the years ended December 31, 2023, 2022 and 2021, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. Approximately 39 million resulting common shares related to the Preferred Stock are not included in the dilutive weighted-average common shares outstanding calculation for each of the years ended December 31, 2022 and 2021, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into approximately 47 million shares of our common stock. See Note 14. Stock and Stockholders’ Equity for further details.
17. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre GLBL Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of approximately $17 million for the year ended December 31, 2023 and $18 million for each of the years ended December 31, 2022 and 2021.

We sponsor the Sabre GLBL Inc. Legacy Pension Plan (“LPP”), which is a tax qualified defined benefit pension plan for employees meeting certain eligibility requirements. The LPP was amended to freeze pension benefit accruals as of December 31, 2005, and as a result, no additional pension benefits have been accrued since that date. In April 2008, we amended the LPP to add a lump sum optional form of payment which participants may elect when their plan benefits commence. The effect of the amendment was to decrease the projected benefit obligation by $34 million, which is being amortized over 23.5 years, representing the weighted average of the lump sum benefit period and the life expectancy of all plan participants. We also sponsor postretirement benefit plans for certain employees in Canada and other jurisdictions.
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2023 and 2022, and the unfunded status as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$(297,763)	$(417,959)
Interest cost	(16,151)	(11,901)
Actuarial (loss) gain, net	(5,854)	97,123
Benefits paid	27,556	19,055
Lump sum settlement	—	15,919
Benefit obligation at December 31	$(292,212)	$(297,763)
Change in plan assets:
Fair value of assets at January 1	$214,574	$333,791
Actual return on plan assets	19,193	(84,243)
Employer contributions	12,650	—
Benefits paid	(27,556)	(19,055)
Lump sum settlement	—	(15,919)
Fair value of assets at December 31	$218,861	$214,574
Unfunded status at December 31	$(73,351)	$(83,189)
The actuarial loss, net of $6 million for the year ended December 31, 2023 and the actuarial gain, net of $97 million for the year ended December 31, 2022, are attributable to decreases and increases in the discount rate for each respective year. During the year ended December 31, 2022, lump sum settlements occurred within our defined benefit pension plan which resulted in a loss of $7 million, recorded to Other, net. There were no settlement losses during the year ended December 31, 2023.
The net benefit obligation of $73 million and $83 million as of December 31, 2023 and 2022, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive loss associated with the LPP, net of deferred taxes of $38 million as of December 31, 2023 and 2022, respectively, are as follows (in thousands):

	December 31,
	2023	2022
Net actuarial loss	$(112,270)	$(109,444)
Prior service credit	4,802	6,234
Pension settlement	28,241	28,241
Accumulated other comprehensive loss	$(79,227)	$(74,969)

The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest cost(1)	$16,151	$11,901	$11,822
Expected return on plan assets(1)	(17,429)	(14,131)	(14,334)
Amortization of prior service credit(1)	(1,432)	(1,433)	(1,432)
Amortization of actuarial loss(1)	2,302	6,484	7,985
Net periodic benefit	$(408)	$2,821	$4,041
Settlement charge(1)	—	6,707	7,529
Net (benefit) cost	$(408)	$9,528	$11,570
Weighted-average discount rate used to measure benefit obligations	5.38%	5.72%	2.97%
Weighted average assumptions used to determine net benefit cost:
Discount rate(2)	5.72%	2.97%	2.60%
Expected return on plan assets	6.90%	5.00%	5.00%
________________________________
(1) Included in Other, net on our consolidated statement of operations.
(2) Discount rates are as of January 1 of the respective years. Due to settlements during 2022 and 2021, additional discount rates assumed are as follows: June 30, 2021: 2.89%, September 30, 2021: 2.96%, and December 31, 2022: 5.72%.
The following table provides the pre-tax amounts recognized in other comprehensive loss, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Loss	2023	2022	2021
Net actuarial loss (gain)	$5,187	$(354)	$(37,258)
Pension settlement	—	(6,707)	(7,529)
Amortization of actuarial loss	(2,302)	(6,484)	(7,985)
Amortization of prior service credit	1,432	1,433	1,432
Total income recognized in other comprehensive loss (income)	$4,317	$(12,112)	$(51,340)
Total recognized in net periodic benefit cost and other comprehensive loss	$3,909	$(2,584)	$(39,771)
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit and 28% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 12. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$141,272	$—	$141,272
U.S. equity securities	—	42,270	—	42,270
Real estate			26,873	26,873
Money market mutual fund	2,750	—	—	2,750
Limited partnership interest:
Real estate	—	—	5,696	5,696
Total assets at fair value	$2,750	$183,542	$32,569	$218,861

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trusts:
Foreign equity securities	$—	$176,163	$—	$176,163
U.S. equity securities	—	26,177	—	26,177
Money market mutual fund	4,944	—	—	4,944
Limited partnership interest:
Real estate	—	—	7,290	7,290
Total assets at fair value	$4,944	$202,340	$7,290	$214,574

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2021	$7,883
Net distributions	(193)
Redemptions	(1,836)
Advisory fee	(76)
Net investment income	282
Unrealized gain	1,224
Net realized gain	6
Ending balance at December 31, 2022	$7,290
Contributions	27,000
Net distributions	(163)
Redemptions	(266)
Advisory fee	(64)
Net investment income	236
Unrealized loss	(1,471)
Net realized gain	7
Ending balance at December 31, 2023	$32,569
We contributed $13 million to fund our defined benefit pension plans during the year ended December 31, 2023. We did not contribute to fund our defined benefit pension plans during the year ended December 31, 2022. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make a contribution of up to $14 million to our defined benefit pension plans in 2024.

The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2024.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2024	$26,052
2025	29,231
2026	28,124
2027	29,793
2028	30,654
2029-2033	120,431

18. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.4 billion. These purchase commitments extend through 2030.
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
In April 2017, we filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment. US Airways also filed a counter-appeal challenging earlier court orders, including the above-referenced dismissal and/

or summary judgment orders as to portions of its claims and damages. In connection with this appeal, we posted an appellate bond equal to the aggregate amount of the $15 million judgment entered plus interest, which stayed the judgment pending the appeal. The Second Circuit heard oral arguments on this matter in December 2018.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. The court referred the issue of the attorneys' fees and costs to a magistrate judge. The magistrate issued a recommendation, which the court has adopted in full, that US Airways is entitled to a reasonable attorneys' fees award, but that the award is subject to a reduction to reflect their nominal recovery. In June 2023, US Airways filed a motion seeking approximately $139 million in attorneys' fees and costs, an amount that we strongly dispute. On February 6, 2024, the court issued an order denying US Airways' motion for attorneys' fees and costs without prejudice to renewal. The court further ordered that US Airways may refile its motion when and if settlement negotiations break down and after US Airways files a letter advising the court of its intent to renew the motion. During the quarter ended September 30, 2022, we accrued an estimated loss of $15 million in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022; this amount is within our estimated range of outcomes based on our review of US Airways’ motion. The ultimate amount that we may be required to pay to US Airways may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses as long as the lawsuit continues.
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
If the DIT were to fully prevail on every claim against us, including SAPPL, and other group companies, we could be subject to taxes, interest and penalties of approximately $23 million as of December 31, 2023. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. During the year ended December 31, 2023 we accrued $11 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
19. Segment Information
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
Segment information for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue
Travel Solutions	$2,642,077	$2,311,275	$1,503,539
Hospitality Solutions	304,169	254,620	202,628
Eliminations	(38,508)	(28,880)	(17,292)
Total revenue	$2,907,738	$2,537,015	$1,688,875
Adjusted Operating Income (Loss)(a)
Travel Solutions	$474,969	$213,290	$(222,679)
Hospitality Solutions	(11,286)	(51,579)	(39,806)
Corporate	(234,976)	(229,753)	(196,832)
Total	$228,707	$(68,042)	$(459,317)
Depreciation and amortization
Travel Solutions	$83,214	$110,513	$170,673
Hospitality Solutions	24,498	21,785	26,354
Total segments	107,712	132,298	197,027
Corporate	40,964	52,335	65,158
Total	$148,676	$184,633	$262,185
Capital Expenditures
Travel Solutions	$61,100	$40,396	$25,128
Hospitality Solutions	6,772	6,011	224
Total segments	67,872	46,407	25,352
Corporate	19,551	23,087	28,950
Total	$87,423	$69,494	$54,302
(a)The following table sets forth the reconciliation of operating income (loss) in our consolidated statements of operations to Adjusted Operating Income (Loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating income (loss)	$47,143	$(261,060)	$(665,487)
Add back:
Equity method income (loss)	2,042	686	(264)
Impairment and related charges(1)	—	5,146	—
Acquisition-related amortization(2)	40,237	51,254	64,144
Restructuring and other costs(3)	72,096	14,500	(7,608)
Acquisition-related costs(4)	2,336	6,854	6,744
Litigation costs, net(5)	12,838	31,706	22,262
Stock-based compensation	52,015	82,872	120,892
Adjusted Operating Income (Loss)	$228,707	$(68,042)	$(459,317)
(1)Impairment and related charges in 2022 represents a $5 million impairment charge associated with the impact of regulatory changes in Russia on the future recoverability of certain assets.
(2)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(3)Restructuring and other costs in 2023 primarily represents charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
(4)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition related activities.
(5)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 18. Commitments and Contingencies to our consolidated financial statements.

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 86%, 83% and 72% of our Travel Solutions revenue for each of the years ended December 31, 2023, 2022 and 2021, respectively. Transaction-based revenue accounted for approximately 74%, 76% and 72% of our Hospitality Solutions revenue for each of the years ended December 31, 2023, 2022 and 2021, respectively. All equity method income relates to Travel Solutions.
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

	Year Ended December 31,
	2023	2022	2021
Revenue:
United States	$1,093,429	$958,927	$734,568
Europe	590,157	627,772	341,862
APAC	501,539	335,056	184,075
All Other	722,613	615,260	428,370
Total	$2,907,738	$2,537,015	$1,688,875

	As of December 31,
	2023	2022
Long-lived assets
United States	$266,196	$266,752
Europe	25,704	28,349
APAC	5,145	9,184
All Other	6,526	10,372
Total	$303,571	$314,657

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.
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

Internal Control Over Financial Reporting
In March of 2023, we completed the implementation of a new billing system that affected our control environment over a considerable portion of our revenue. There were no other changes in our internal control over financial reporting (as this term is defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Securities Trading Arrangements
During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the following headings of our definitive Proxy Statement for our 2024 annual meeting of stockholders (the “2024 Proxy Statement”) is incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2024 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2024 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	28,388,434	$12.20	9,410,406
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2023 Omnibus Plan, 2022 Director Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2019 Director Plan, 2016 Omnibus Plan, 2014 Omnibus Plan and the Sovereign 2012 MEIP. Also includes 26,640,679 restricted share units under our 2023 Omnibus Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance. Performance-based restricted share units granted prior to 2022 reflect the current expected payout of 125%).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).
Sabre Corporation 2023 Omnibus Incentive Compensation Plan. The 2023 Omnibus Plan serves as a successor to the 2021 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2022 Director Plan. The 2022 Director Plan serves as a successor to the 2019 Director Plan and provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors.
Sabre Corporation 2021 Omnibus Incentive Compensation Plan. The 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2021 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the 2019 Omnibus Plan.
Sabre Corporation 2019 Omnibus Incentive Compensation Plan. The 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2021 Omnibus Plan and then to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the 2019 Omnibus Plan.
Sabre Corporation 2019 Director Plan. The plan provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Director Plan that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2022 Director Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the 2019 Director Plan.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan and then to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the 2016 Omnibus Plan.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign MEIP and Sovereign 2012 MEIP and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan, then to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan and then to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the 2014 Omnibus Plan.
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan. Under the Sovereign 2012 MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options, restricted shares, RSUs, PSUs and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan, then to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan and then to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the Sovereign 2012 MEIP.
Sovereign Holdings, Inc. Management Equity Incentive Plan. Under the Sovereign MEIP, key employees and, in certain circumstances, the directors, service providers and consultants, of Sabre and its affiliates may be granted stock options. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the Sovereign MEIP that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the Sovereign 2012 MEIP, which have subsequently been transferred to the 2014 Omnibus Plan, then to the 2016 Omnibus Plan, then to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan and then to the 2023 Omnibus Plan. Therefore, as of December 31, 2023, no shares remained available for future grants under the Sovereign MEIP.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2024 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” under “Proposal 2. Ratification of Independent Auditors” of the 2024 Proxy Statement is incorporated in this Item 14 by reference.

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

10.41
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

10.42
Amendment Number Two, dated May 1, 2017, to that certain Master Services Agreement dated as of November 1, 2015 by and between Enterprises Services, LLC (f/k/a HP Enterprise Services, LLC) and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2017).

10.43
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

10.44
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

10.45
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

10.46+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

10.47
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

10.48+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

Exhibit Number	Description of Exhibits
10.49+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.50+
Form of Chairman of the Board Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.58 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.51+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.52+
Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.53+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre Corporation’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.54+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.55+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.56+
Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.57+
Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.72 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.58+
Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.59+
Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.60+
Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.75 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.61+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.76 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.62+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan. incorporated by reference to Exhibit 10.77 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.63
Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.78 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

10.64+
Form of Award Agreement for Long-Term Cash Program under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.65
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

Exhibit Number	Description of Exhibits
10.66
Form of 9.250% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.67
Indenture, dated as of April 17, 2020, among Sabre GLBL Inc., Sabre Corporation, Sabre Holdings Corporation and Wells Fargo Bank, National Association as trustee (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.68
Form of 4.000% Exchangeable Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.69
Pledge and Security Agreement, dated April 17, 2020, among Sabre GLBL, Inc., Sabre Holdings Corporation, the subsidiary guarantor party thereto and Wells Fargo Bank, National Association, as collateral agent ((incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020).

10.70+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.80 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.71+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.81 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.72+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.82 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.73+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.83 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.74+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.84 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.75+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.85 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.76+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.86 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.77+
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

10.80+
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

10.83
Indenture, dated as of August 27, 2020, among Sabre GLBL Inc., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.84
Form of 7.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

Exhibit Number	Description of Exhibits
10.85
Pledge and Security Agreement, dated as of August 27, 2020, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2020).

10.86+
Letter Agreement between Sabre Corporation and Shawn Williams dated July 15, 2020 (incorporated by reference to Exhibit 10.94 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.87+
Letter Agreement between Sabre Corporation and Scott Wilson, dated July 30, 2020 (incorporated by reference to Exhibit 10.95 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.88
Amendment Number 3, dated as of August 1, 2020 to that certain Master Services Agreement dated as of November 1, 2015 by and between DXC Technology Services LLC (successor in interest to HP Enterprises, LLC) and Sabre GLBL (incorporated by reference to Exhibit 10.96 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).**

10.89
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

10.91
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

10.92
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

10.93
Amended and Restated Master Services Agreement entered into as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC (incorporated by reference to Exhibit 10.103 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2021 ).**

10.94
Amended and Restated Service Agreement No. 1 effective as of August 1, 2020 by and between Sabre GLBL Inc. and DXC Technology Services LLC (incorporated by reference to Exhibit 10.104 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2021 ).**

10.95+
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

10.96+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.99 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.97+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.100 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.98+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.101 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.99+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.102 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.100
Amendment No. 4 to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, the Lenders party thereto and Bank of America, N.A., as administrative Agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.101
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
10.102
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

10.103
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

10.104+
Employment Agreement, by and between Sabre Global Technologies Limited and Roshan Mendis, effective from January 1, 2022 (incorporated by reference to Exhibit 10.113 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.105†
Amendment Number 24 dated as of 17 December 2021 to that certain Service Agreement No. 1 effective as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc. (incorporated by reference to Exhibit 10.114 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.106
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

10.107+
Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.108+
Offer Letter by and between Sabre Corporation and Mike Randolfi, effective August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022).

10.109+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.110 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.110+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.111 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.111
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

10.112+
Offer Letter by and between Sabre Corporation and Garry Wiseman effective August 1, 2022 (incorporated by reference to Exhibit 10.114 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.113+
Offer Letter by and between Sabre Corporation and Chadwick Ho effective September 12, 2022 (incorporated by reference to Exhibit 10.115 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.114
Indenture, dated as of December 6, 2022 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.115
Form of 11.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.116
Pledge and Security Agreement, dated as of December 6, 2022, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.117
Receivables Financing Agreement, dated as of the Closing Date, among the SPE, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as initial servicers, the Administrative Agent, the lenders party thereto, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.118+
Employment Agreement by and between the Company and Sean Menke, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.119+
Offer Letter by and between Sabre and Kurt Ekert, dated February 28, 2023. (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.120
Sale and Contribution Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC, Sabre GLBL Inc., GetThere L.P., Radixx Solutions International, Inc. and Prism Group, Inc. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.121
English Sale Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC and Sabre Global Technologies Limited (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.122+
Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

10.123+
Offer Letter by and between Sabre Corporation and Ann Bruder effective May 1, 2023 (incorporated by reference to Exhibit 10.121 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2023).

10.124
Amendment No. 5 to Amended and Restated Credit Agreement, dated May 16, 2023, among Sabre GLBL Inc., as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.125
Commitment Letter, dated May 25, 2023, among Sabre GLBL, Inc. and Lenders (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.126
First Amendment to Commitment Letter, dated June 7, 2023, among Sabre GLBL, Inc. and Lenders (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2023).

10.127
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

10.128
Guaranty, dated as of June 13, 2023, among Sabre Financing Holdings, LLC, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023)).

10.129
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

10.130
Guaranty, dated as of June 13, 2023, among Sabre Holdings Corporation, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

10.131+
Form of Non-Employee Director Restricted Unit Grant Agreement under the Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.123 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.132+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.124 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.133+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.125 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.134+
Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan made as of May 15, 2023 between Sabre Corporation and Sean Menke (incorporated by reference to Exhibit 10.126 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.135
Indenture, dated as of September 7, 2023 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.136
Form of 8.625% Senior Secured Notes due 2027incorporated by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.137
Pledge and Security Agreement, dated as of September 7, 2023, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.138*	Amendment Number 25 dated as of 10 March 2023 to that certain Service Agreement No. 1 effective as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc.
10.139*	Amendment Number 26 dated as of 21 December 2023 to that certain Service Agreement No. 1 effective as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL, Inc.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Sabre Corporation Clawback Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________

+	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted to portions of this exhibit by the Securities and Exchange Commission.
*	Filed herewith.
**	Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

ITEM 16.        FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABRE CORPORATION

Date:	February 15, 2024	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and
Chief Financial Officer
KNOW ALL BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Kurt Ekert, Michael Randolfi, and Steve Milton, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kurt Ekert	Chief Executive Officer, President and Director	February 15, 2024
Kurt Ekert	(Principal Executive Officer)

/s/ Michael Randolfi	Executive Vice President and Chief Financial Officer	February 15, 2024
Michael Randolfi	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President and Chief Accounting Officer	February 15, 2024
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	February 15, 2024
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 15, 2024
Hervé Couturier

/s/ Rachel Gonzalez	Director	February 15, 2024
Rachel Gonzalez

/s/ Gail Mandel	Director	February 15, 2024
Gail Mandel

/s/ Sean Menke	Executive Chair of the Board and Director	February 15, 2024
Sean Menke

/s/ Phyllis Newhouse	Director	February 15, 2024
Phyllis Newhouse

/s/ Karl Peterson	Director	February 17, 2023
Karl Peterson

/s/ Zane Rowe	Director	February 15, 2024
Zane Rowe

/s/ Gregg Saretsky	Director	February 15, 2024
Gregg Saretsky

/s/ John Scott	Director	February 15, 2024
John Scott

/s/ Wendi Sturgis	Director	February 15, 2024
Wendi Sturgis

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2023, 2022 AND 2021
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2023	$38.8	$5.9	$(10.4)	$34.3
Year ended December 31, 2022	$59.6	$—	$(20.8)	$38.8
Year ended December 31, 2021	$97.6	$(7.8)	$(30.2)	$59.6
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2023	$484.2	$162.7	$4.5	$651.4
Year ended December 31, 2022	$429.9	$56.3	$(2.0)	$484.2
Year ended December 31, 2021	$268.1	$162.7	$(0.9)	$429.9