Form 10-Q
period 2024-03-31
Sabre Corp
filed 2024-05-02
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 26, 2024, 381,932,365 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$782,886	$742,695
Cost of revenue, excluding technology costs	321,094	307,042
Technology costs	222,291	271,438
Selling, general and administrative	141,416	164,428
Operating income (loss)	98,085	(213)
Other expense:
Interest expense, net	(124,747)	(99,784)
Loss on extinguishment of debt	(37,994)	—
Equity method income	960	423
Other, net	(4,477)	2,407
Total other expense, net	(166,258)	(96,954)
Loss from continuing operations before income taxes	(68,173)	(97,167)
Provision for income taxes	2,932	2,199
Loss from continuing operations	(71,105)	(99,366)
Loss from discontinued operations, net of tax	—	(403)
Net loss	(71,105)	(99,769)
Net income (loss) attributable to noncontrolling interests	378	(835)
Net loss attributable to Sabre Corporation	(71,483)	(98,934)
Preferred stock dividends	—	5,346
Net loss attributable to common stockholders	$(71,483)	$(104,280)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.19)	$(0.32)
Net loss per common share	$(0.19)	$(0.32)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.19)	$(0.32)
Net loss per common share	$(0.19)	$(0.32)
Weighted-average common shares outstanding:
Basic	379,774	328,928
Diluted	379,774	328,928
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(71,105)	$(99,769)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	(682)	1,576
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of $—, $—	(358)	(358)
Amortization of actuarial losses, net of taxes of $—, $—	575	1,621
Net change in retirement-related benefit plans, net of tax	217	1,263
Derivatives:
Unrealized losses (gains), net of taxes of $—, $—	6,747	(296)
Reclassification adjustment for realized gains, net of taxes of $—, $—	(1,956)	(989)
Net change in derivatives, net of tax	4,791	(1,285)
Share of other comprehensive loss of equity method investments	(120)	(302)
Other comprehensive income	4,206	1,252
Comprehensive loss	(66,899)	(98,517)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(378)	835
Comprehensive loss attributable to Sabre Corporation	$(67,277)	$(97,682)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$629,137	$648,207
Restricted cash	21,037	21,037
Accounts receivable, net of allowance for credit losses of $35,548 and $34,343	411,364	343,436
Prepaid expenses and other current assets	165,270	145,911
Total current assets	1,226,808	1,158,591
Property and equipment, net of accumulated depreciation of $1,850,314 and $1,851,191	242,856	233,677
Equity method investments	23,176	22,343
Goodwill	2,553,499	2,554,039
Acquired customer relationships, net of accumulated amortization of $833,068 and $827,529	208,599	214,190
Other intangible assets, net of accumulated amortization of $791,453 and $787,511	157,718	161,913
Deferred income taxes	12,172	10,201
Other assets, net	312,981	317,240
Total assets	$4,737,809	$4,672,194

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$249,752	$231,767
Accrued compensation and related benefits	81,348	135,620
Accrued subscriber incentives	252,112	237,421
Deferred revenues	100,217	108,256
Other accrued liabilities	206,146	197,609
Current portion of debt	3,165	4,040
Total current liabilities	892,740	914,713
Deferred income taxes	27,843	30,745
Other noncurrent liabilities	248,819	258,719
Long-term debt	4,984,627	4,829,461
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	14,096	14,375
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 408,978 and 405,915 shares issued, 381,610 and 379,569 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4,090	4,059
Additional paid-in capital	3,263,805	3,249,901
Treasury Stock, at cost, 27,367 and 26,346 shares at March 31, 2024 and December 31, 2023, respectively	(522,202)	(520,124)
Accumulated deficit	(4,119,876)	(4,048,393)
Accumulated other comprehensive loss	(69,716)	(73,922)
Noncontrolling interest	13,583	12,660
Total stockholders’ deficit	(1,430,316)	(1,375,819)
Total liabilities and stockholders’ deficit	$4,737,809	$4,672,194

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(71,105)	$(99,769)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on extinguishment of debt	37,994	—
Depreciation and amortization	34,159	40,319
Paid-in-kind interest	30,737	—
Stock-based compensation expense	13,905	17,005
Amortization of upfront incentive consideration	8,442	8,969
Deferred income taxes	(6,247)	(19,219)
Amortization of debt discount and issuance costs	6,241	5,216
Provision for expected credit losses	5,334	8,937
Loss on investment fair value adjustment	3,520	960
Other	725	419
Loss from discontinued operations	—	403
Changes in operating assets and liabilities:
Accounts and other receivables	(74,665)	(73,769)
Prepaid expenses and other current assets	(21,852)	5,512
Capitalized implementation costs	(4,398)	(2,326)
Upfront incentive consideration	(469)	(1,338)
Other assets	(7,660)	1,387
Accrued compensation and related benefits	(54,291)	(31,563)
Accounts payable and other accrued liabilities	34,922	63,835
Deferred revenue including upfront solution fees	(3,382)	2,613
Cash used in operating activities	(68,090)	(72,409)
Investing Activities
Additions to property and equipment	(27,676)	(18,110)
Cash used in investing activities	(27,676)	(18,110)
Financing Activities
Proceeds on borrowings from lenders	200,090	—
Payments on borrowings from lenders	(193,571)	(5,870)
Proceeds from borrowings under Securitization Facility	140,000	115,000
Debt prepayment fees and issuance costs	(48,733)	(2,253)
Payments on borrowings under Securitization Facility	(17,800)	—
Net payment on the settlement of equity-based awards	(2,078)	(5,294)
Proceeds from sale of redeemable shares in subsidiary	—	16,000
Dividends paid on preferred stock	—	(5,346)
Other financing activities	—	(298)
Cash provided by financing activities	77,908	111,939
Cash Flows from Discontinued Operations
Cash provided by operating activities	—	52
Cash provided by discontinued operations	—	52
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,212)	715
(Decrease) increase in cash, cash equivalents and restricted cash	(19,070)	22,187
Cash, cash equivalents and restricted cash at beginning of period	669,244	815,923
Cash, cash equivalents and restricted cash at end of period	$650,174	$838,110
Non-cash additions to property and equipment	$—	$5,999
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	—	—	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	—	$—	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive income	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) the evaluation of the recoverability of the carrying value of intangible assets and goodwill, (iii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (iv) estimation of loss contingencies. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued updated guidance which provides optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued, if certain criteria are met. This standard is effective for all entities upon issuance and is optional through December 31, 2024. We elected the optional expedient in the second quarter of 2023 in connection with the SOFR Amendment (defined in Note 7. Debt below).
Recent Accounting Pronouncements
In November 2023, the FASB issued updated guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In December 2023, the FASB issued updated guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements primarily related to the rate reconciliation and income taxes paid information. The updated standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective beginning with annual reports for the year ending December 31, 2025. We are currently evaluating the impact of the new rules on our consolidated financial statement disclosures.

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
The following table presents our assets and liabilities with customers as of March 31, 2024 and December 31, 2023 (in thousands).

Account	Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$38,941	$42,029
Trade and unbilled receivables, net	Accounts receivable, net	409,809	341,362
Long-term trade unbilled receivables, net	Other assets, net	22,254	20,265
Contract liabilities	Deferred revenues / other noncurrent liabilities	163,533	166,911
______________________
(1) Includes contract assets of $10 million and $11 million for March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024, we recognized revenue of approximately $27 million from contract liabilities that existed as of January 1, 2024. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2024	2023
Distribution	$572,258	$525,886
IT Solutions	141,375	151,555
Total Travel Solutions	713,633	677,441
SynXis Software and Services	72,317	66,514
Other	6,502	7,298
Total Hospitality Solutions	78,819	73,812
Total Segment Revenue	792,452	751,253
Eliminations	(9,566)	(8,558)
Total Sabre Revenue	$782,886	$742,695
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2024, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is immaterial.
Our air booking cancellation reserve totaled $13 million and $10 million as of March 31, 2024, and December 31, 2023, respectively.
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
3. Redeemable Noncontrolling Interest
On February 1, 2023, we sold common shares of a subsidiary, representing a 19% interest in Conferma Limited's (“Conferma”) direct parent, to a third party for cash consideration of $16 million. In connection with the sale, we entered into a governing agreement which requires us under limited conditions to redeem the 19% interest, if requested, for the original purchase price of $16 million. We currently do not believe it is probable that the noncontrolling interest will become redeemable, given the remote likelihood of the applicable conditions being satisfied.

As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of March 31, 2024 and 2023, the redeemable noncontrolling interest was $14 million and $16 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$14,375	$—
Proceeds from sale of redeemable noncontrolling interest	—	16,000
Net loss attributable to redeemable noncontrolling interest	(279)	(436)
Redeemable noncontrolling interest, end of period	$14,096	$15,564

4. Restructuring Activities
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We expect to continue this cost reduction plan through the end of 2024 and may incur additional costs as we continue to implement plans to further reposition and structurally reduce our cost base.
Since the second quarter of 2023, we have incurred costs of $66 million in connection with this business plan. These restructuring costs are comprised of $60 million that has been or will be paid in cash for severance and related benefits costs and $6 million paid related to other restructuring costs. During the three months ended March 31, 2024, we recorded an immaterial adjustment to the accrued liability for estimated amounts that are no longer expected to be paid.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$17,288
Cash Payments	(4,625)
Non-Cash Adjustments	(5,916)
Balance as of March 31, 2024	$6,747
5. Income Taxes

    For the three months ended March 31, 2024, we recognized $3 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $2 million, representing an effective tax rate of less than 1% for the three months ended March 31, 2023. The effective tax rate decreased for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of March 31, 2024, a cumulative valuation allowance of $663 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $44 million and $41 million as of March 31, 2024 and December 31, 2023, respectively.
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

Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2024 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2024
Balance at December 31, 2023	$34,343
Provision for expected credit losses	5,334
Write-offs	(4,065)
Other	(64)
Balance at March 31, 2024	$35,548

7. Debt
As of March 31, 2024 and December 31, 2023, our outstanding debt included in our consolidated balance sheets totaled $4,988 million and $4,834 million, respectively, which are net of debt issuance costs of $67 million and $63 million, respectively, and unamortized discounts of $66 million and $65 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2024 and December 31, 2023 (in thousands):

	Rate	Maturity	March 31, 2024	December 31, 2023
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$392,015	$392,015
2021 Term Loan B-2	S(1) + 3.50%	December 2027	614,151	614,151
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	603,447
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	645,310
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	784,596	753,859
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	112,200	110,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	31,547	38,895
7.375% senior secured notes due 2025	7.375%	September 2025	26,796	63,019
4.00% senior exchangeable notes due 2025	4.00%	April 2025	183,220	333,220
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	903,077	852,987
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			5,121,359	4,961,903
Less current portion of debt outstanding			(3,165)	(4,040)
Face value of long-term debt outstanding			$5,118,194	$4,957,863
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) Represents the Reference Rate as defined below.
(3) At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid-in-kind the spread is 1.75%.
(4) In connection with the issuance of the FILO Facility (as defined below), the initial drawn fee rate was increased from 2.25% to 4.00%.
We had outstanding letters of credit totaling $8 million and $12 million as of March 31, 2024 and December 31, 2023, respectively, which were secured by a $21 million cash collateral deposit account.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of March 31, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").

The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under the 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the year ended December 31, 2023 of $13 million. As of March 31, 2024, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. As of March 31, 2024, the Reference Rate was 15.07%. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $31 million during the three months ended March 31, 2024.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of March 31, 2024, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement.
Senior Secured Notes
On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) and approximately $66 million of our 9.25% senior secured notes due 2025 (the “April 2025 Notes”) were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of the April 2025 Notes and the September 2025 Notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the September 2023 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2023 of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the April 2025 Notes and the September 2025 Notes.

On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three months ended March 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of its existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of March 31, 2024, we had $232 million outstanding under the Securitization Facility, consisting of $112 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee was increased from 2.25% to 4.00%. The drawn fee varies based on our leverage ratio, and Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $1 million for the three months ended March 31, 2024 and $2 million for the year ended December 31, 2023, which are recorded in other assets, net in our consolidated financial statements.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of March 31, 2024, $399 million of Receivables are held as assets by Sabre Securitization, consisting of $388 million of accounts receivable and $11 million of other assets, net in our consolidated balance sheet.
The Securitization Facility is accounted for as a secured borrowing on a consolidated basis, rather than a sale of assets; as a result, (i) Receivables balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our consolidated balance sheets, (ii) our consolidated statements of operations reflect the associated charges for bad debt expense (a component of general and administrative expenses) related to the pledged Receivables and interest expense associated with the Securitization Facility and (iii) receipts from customers related to the underlying Receivables are reflected as operating cash flows and borrowings and repayments under the Securitization Facility are reflected as financing cash flows within our consolidated statements of cash flows. The receivables and other assets of Sabre Securitization are not available to satisfy creditors of any entity other than Sabre Securitization.
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of March 31, 2024, we were in compliance with and expect to be in compliance with the financial covenants of the Securitization Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a debt agreement (the "2025 Exchangeable Notes Indenture") consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the 2025 Exchangeable Notes Indenture. As of March 31, 2024, we have $183 million aggregate principal amount of 2025 Exchangeable Notes outstanding.
Under the terms of the 2025 Exchangeable Notes Indenture, the notes are exchangeable into common stock of Sabre Corporation (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2020, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of 2025 Exchangeable Notes, as determined following a request by their holder in accordance with the procedures in the 2025 Exchangeable Notes Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the 2025 Exchangeable Notes Indenture);
•upon the occurrence of specified corporate events; or
•on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, April 15, 2025.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2025 Exchangeable Notes Indenture), the holders of the 2025 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2025 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2025 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of March 31, 2024, none of the conditions allowing holders of the 2025 Exchangeable Notes to exchange have been met.
The 2025 Exchangeable Notes are convertible at their holder’s election into shares of our common stock based on an initial exchange rate of 126.9499 shares of common stock per $1,000 principal amount of the 2025 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $7.88 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon conversion, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the 2025 Exchangeable Notes Indenture) occurs with respect to any 2025 Exchangeable Note and the exchange date for the exchange of such 2025 Exchangeable Note occurs during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the 2025 Exchangeable Notes Indenture), then, subject to the provisions set forth in the 2025 Exchangeable Notes Indenture, the exchange rate applicable to such exchange will be increased by a number of shares set forth in the table contained in the 2025 Exchangeable Notes Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental Change. The net proceeds received from the sale of the 2025 Exchangeable Notes of $336 million, net of underwriting fees and commissions, are being used for general corporate purposes.
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of March 31, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
Under the terms of the 2026 Exchangeable Notes Indenture, the 2026 Exchangeable Notes are exchangeable into our common stock under substantively the same circumstances as those set forth in the 2025 Exchangeable Notes other than:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2024, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; and
•on or after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, August 1, 2026.

As of March 31, 2024, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
The 2026 Exchangeable Notes are convertible at their holder’s election into shares of our common stock based on an initial exchange rate of 222.2222 shares of common stock per $1,000 principal amount of the 2026 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $4.50 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. “Make-Whole Fundamental Change” provisions in the 2026 Exchangeable Notes Indenture are substantially similar to those described above for the 2025 Exchangeable Notes Indenture.
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results of operations. The effective interest rates at March 31, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively. The effective interest rate at March 31, 2023 was 4.78% for the 2025 Exchangeable Notes.
The following table sets forth the carrying value of the 2025 Exchangeable Notes and 2026 Exchangeable Notes (collectively, "the Exchangeable Notes") as of March 31, 2024 and December 31, 2023, (in thousands):

	March 31, 2024		December 31, 2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$183,220	$150,000	$333,220	$—
Less: Unamortized debt issuance costs	1,452	4,722	3,256	—
Net carrying value	$181,768	$145,278	$329,964	$—

The following table sets forth interest expense recognized related to the 2025 Exchangeable Notes and 2026 Exchangeable Notes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$3,132	$366	$3,332	$—
Amortization of issuance costs	578	64	586	—

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2024, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.

Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2024 and 2023, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	1.71%(2)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	2.79%(3)	June 30, 2022	December 31, 2023
$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three months ended March 31, 2024, we recognized a cash flow impact of $2 million related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of March 31, 2024, we estimate that $5 million in gains will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$4,855	$2,413
Interest rate swaps	Other noncurrent liabilities	(2,632)	(4,129)
Total		$2,223	$(1,716)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$6,747	$(296)
Total	$6,747	$(296)

		Amount of Gains Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2024	2023
Interest rate swaps	Interest expense, net	$(1,956)	$(989)
Total		$(1,956)	$(989)

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of March 31, 2024, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value at Reporting Date Using
Assets:	March 31, 2024	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,855	$—	$4,855	$—
Investment in securities	48,520	48,520	—	—
Money market funds	220,105	220,105	—	—
Time deposits	122,161	—	122,161	—
Total assets	$395,641	$268,625	$127,016	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,632)	$—	$(2,632)	$—
Total liabilities	$(2,632)	$—	$(2,632)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$2,413	$—	$2,413	$—
Investment in securities	51,970	51,970	—	—
Money market funds	261,551	261,551	—	—
Time deposits	177,608	—	177,608	—
Total assets	$493,542	$313,521	$180,021	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(4,129)	$—	$(4,129)	$—
Total liabilities	$(4,129)	$—	$(4,129)	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2024.
Unrealized losses recognized during the three months ended March 31, 2024 and 2023 from our investments in securities totaled $3 million and $1 million, respectively, which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025 and 2027 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 was determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair values as of March 31, 2024.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024		As of December 31, 2023
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$335,908	$391,401	$344,973	$391,366
2021 Term Loan B-2	526,250	610,736	540,069	610,545
2022 Term Loan B-1	521,227	598,672	535,559	598,419
2022 Term Loan B-2	564,647	620,103	576,343	618,888
Senior Secured Term Loan Due 2028	784,323	764,376	726,582	732,901
9.25% senior secured notes due 2025	31,630	31,547	38,291	38,895
7.375% senior secured notes due 2025	26,231	26,796	60,496	63,019
4.00% senior exchangeable notes due 2025	172,985	183,220	326,841	333,220
7.32% senior exchangeable notes due 2026	127,125	150,000	—	—
8.625% senior secured notes due 2027	793,150	903,077	776,598	852,987
11.25% senior secured notes due 2027	519,774	546,818	545,024	546,384
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three months ended March 31, 2024.

10. Accumulated Other Comprehensive Loss
As of March 31, 2024 and December 31, 2023, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2024	December 31, 2023
Defined benefit pension and other postretirement benefit plans	$(77,838)	$(78,056)
Unrealized foreign currency translation gain	8,465	9,147
Unrealized gain on interest rate swaps	1,922	(2,869)
Share of other comprehensive loss of equity method investments	(2,265)	(2,144)
Total accumulated other comprehensive loss, net of tax	$(69,716)	$(73,922)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of March 31, 2024, we have contributed $1 million to our defined benefit pension plan in 2024. Based on current assumptions, we expect to make contributions of up to an aggregate amount of $13 million in 2024 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We accrued $5 million of preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2023. During the three months ended March 31, 2023, we paid cash dividends on our preferred stock of $5 million.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the three months ended March 31, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of March 31, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of March 31, 2024, we have $183 million and $150 million aggregate principal amount of 2025 Exchangeable Notes and 2026 Exchangeable Notes outstanding, respectively. See Note 7. Debt for further details. Until the notes mature, we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Loss from continuing operations	$(71,105)	$(99,366)
Less: Net income (loss) attributable to noncontrolling interests	378	(835)
Less: Preferred stock dividends	—	5,346
Net loss from continuing operations available to common stockholders, diluted	$(71,483)	$(103,877)
Denominator:
Basic weighted-average common shares outstanding	379,774	328,928
Diluted weighted-average common shares outstanding	379,774	328,928
Loss per share from continuing operations:
Basic	$(0.19)	$(0.32)
Diluted	$(0.19)	$(0.32)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 5 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2024, and 1 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2023, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 3 million of anti-dilutive common stock equivalents for each of the three months ended March 31, 2024 and 2023.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of the period, the 2026 Exchangeable Notes are assumed to be converted at the issuance date of March 19, 2024, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 57 million and 42 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2024 and 2023, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the three months ended March 31, 2023 was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. Approximately 47 million common shares related to the Preferred Stock for the three months ended March 31, 2023, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period. On September 1, 2023, each outstanding share of Preferred Stock was automatically converted into approximately 47 million shares of our common stock. See Note 11. Stock and Stockholders' Equity for further details.
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
In January 2015, the court issued an order granting Sabre's summary judgment motions in part, eliminating a majority of US Airways' alleged damages and rejecting its request for injunctive relief to bar Sabre from enforcing certain provisions in our contracts. In September 2015, the court also dismissed US Airways' claim for declaratory relief. The trial on the remaining claims commenced in October 2016. In December 2016, the jury issued a verdict in favor of US Airways with respect to its claim under Section 1 of the Sherman Act regarding Sabre's contract with US Airways and awarded it $5 million in single damages. We subsequently filed an appeal with the United States Court of Appeals for the Second Circuit seeking a reversal of the judgment.
In September 2019, the Second Circuit issued its Order and Opinion in which it vacated the judgment with respect to US Airways’ claim under Section 1, reversed the trial court’s dismissal of US Airways’ claims relating to Section 2, and remanded the case to district court for a new trial. The retrial began in April 2022. In May 2022, the jury rejected US Airways’ claim under Section 1 of the Sherman Act, finding that Sabre’s contractual terms were not anticompetitive, and found in favor of US Airways with respect to its monopolization claim for the period from 2007 to 2012 under Section 2 of the Sherman Act. The jury, however, only awarded US Airways $1.00 in single damages. Based on the jury’s verdict, in June 2022 the court entered final judgment in favor of US Airways in the amount of $3.00, which is three times the jury’s award of $1.00 as required by the Sherman Act. We have paid US Airways $3.05 to satisfy this portion of the judgment. Neither party has filed an appeal, and the period to file a timely appeal has passed.
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
Indian Income Tax Litigation
We were a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years; however, the tax assessments for assessment years ending March 2007 and later are not material. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and the Indian Commissioner of Income Tax Appeals returned a mixed verdict. We filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). In 2009, the ITAT ruled in our favor, stating that no income would be chargeable to tax for assessment years ending March 1998 and March 1999, and from March 2000 through March 2006. The DIT appealed those decisions to the Delhi High Court, which found in our favor in 2010. The DIT appealed the decision to the Supreme Court of India which upheld the Delhi High Court ruling on April 19, 2023. This matter is now closed for all assessment periods up to and including March 2006. We have appealed the tax assessments for the assessment years ended March 2013 to March 2018 with the ITAT, and on February 9, 2024 the ITAT ruled in our favor on these items. In addition, we have appealed assessment years ended March 2021 and March 2022 with the ITAT; no trial date has been set for these items.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2015, March 2018 through March 2020, and March 2023 and appeals for assessment years ending March 2006 through March 2016, March 2018 through March 2020, and March 2023 are pending before the ITAT or the High Court depending on the year.

If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $24 million as of March 31, 2024. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. During the year ended December 31, 2023, we accrued $11 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
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
Our CODM utilizes Segment Adjusted Operating Income as the measure of profitability to evaluate performance of our segments and allocate resources. Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.
Certain costs associated with our technology organization are allocated to the segments based on the segments' usage of resources. Benefit expenses, facility and lease costs and associated depreciation expense are allocated to the segments based on headcount. Our allocation methodology is periodically evaluated. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments. Such amounts are detailed in the reconciliation below.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Solutions to Hospitality Solutions for hotel stays booked through our GDS, which are eliminated in consolidation.

Segment information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Travel Solutions
Revenue from external customers	$704,067	$668,883
Intersegment revenue	9,566	8,558
Total Travel Solutions revenue	713,633	677,441
Hospitality Solutions	78,819	73,812
Total segment revenue	792,452	751,253
Eliminations	(9,566)	(8,558)
Total revenue	$782,886	$742,695
Segment adjusted operating income(a)
Travel Solutions	$169,782	$90,102
Hospitality Solutions	2,472	(8,495)
Total segment adjusted operating income	$172,254	$81,607
Depreciation and amortization
Travel Solutions	$18,527	$24,606
Hospitality Solutions	5,799	5,684
Total segments	24,326	30,290
Corporate	9,833	10,029
Total	$34,159	$40,319
Capital Expenditures
Travel Solutions	$12,625	$13,051
Hospitality Solutions	935	1,928
Total segments	13,560	14,979
Corporate	14,116	3,131
Total	$27,676	$18,110
______________________
(a)The following table sets forth the reconciliation of Total Segment Adjusted Operating Income to Loss from continuing operations before income taxes in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segment adjusted operating income	$172,254	$81,607
Unallocated amounts and adjustments:
Corporate expenses	(54,485)	(53,930)
Acquisition-related amortization(1)	(9,622)	(9,934)
Restructuring and other costs(2)	5,053	319
Acquisition-related costs(3)	(250)	(847)
Stock-based compensation	(13,905)	(17,005)
Interest expense, net	(124,747)	(99,784)
Loss on extinguishment of debt	(37,994)	—
Other, net(4)	(4,477)	2,407
Loss from continuing operations before income taxes	$(68,173)	$(97,167)
______________________
(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs in 2024 primarily represents adjustments to charges associated with our cost reduction plan we began implementing in the second quarter of 2023. See Note 4. Restructuring Activities to our consolidated financial statements.
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(4)Other, net includes non-operating gains of $3 million recognized in the first quarter of 2023 and the impacts of fair value adjustments of our GBT investment. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “outlook,” “expects,” "intends," "will," "may," "believes," “plans,” “provisional,” “predicts,” “potential,” “estimates,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the first quarter of 2024. Recent industry air distribution volume growth has leveled off, which may continue into the future and could impact our rate of growth. Passengers boarded for IT solutions has been negatively impacted by recent customer de-migrations, which has been partially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. Since the second quarter of 2023, we have incurred costs of $66 million in connection with this business plan, within our consolidated statement of operations. We expect to continue this cost reduction plan through the end of 2024 and may incur additional costs as we continue to implement plans to further reposition and structurally reduce our cost base.

We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2023 and the first quarter of 2024, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. Currently approximately 42% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 24% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations.”
Factors Affecting our Results
In addition to the “—Recent Developments Affecting our Results of Operations” above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 15, 2024. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 13 years as of March 31, 2024 for trademarks and brand names.
Intersegment Transactions
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Hospitality Solutions pays fees to Travel Solutions for hotel stays booked through our GDS.
Key Metrics
“Direct billable bookings” and “passengers boarded” are the primary metrics utilized by Travel Solutions to measure operating performance. Travel Solutions generates distribution revenue for each direct billable booking, which includes bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea (“LGS”)) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. Travel Solutions also recognizes IT solutions revenue from recurring usage-based fees for passengers boarded. The primary metric utilized by Hospitality Solutions is booking transactions processed through the Sabre Hospitality Solutions SynXis Central Reservation System (the “Central Reservation System”). These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Travel Solutions
Direct Billable Bookings - Air	85,170	84,348	1.0%
Direct Billable Bookings - LGS	13,289	12,295	8.1%
Distribution Total Direct Billable Bookings	98,459	96,643	1.9%
IT Solutions Passengers Boarded	167,926	165,032	1.8%

Hospitality Solutions
Central Reservations System Transactions	29,051	27,746	4.7%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income, Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income as operating income (loss) adjusted for equity method income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, stock-based compensation and the remaining provision for income taxes.

We define Free Cash Flow as cash used in operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures, fund our investments in technology transformation, and meet working capital requirements. We also believe that Adjusted Operating Income, Adjusted Net Loss and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
Adjusted Operating Income, Adjusted Net Loss, Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures are not recognized terms under GAAP. These non-GAAP financial measures and ratios based on them are unaudited and have important limitations as analytical tools, and should not be viewed in isolation and do not purport to be alternatives to net income as indicators of operating performance or cash flows from operating activities as measures of liquidity. These non-GAAP financial measures and ratios based on them exclude some, but not all, items that affect net income or cash flows from operating activities and these measures may vary among companies. Our use of these measures has limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
•Adjusted Operating Income, Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Operating Income, Adjusted Net Loss, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Income (Loss) to Adjusted Operating Income, and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(71,483)	$(104,280)
Loss from discontinued operations, net of tax	—	403
Net income (loss) attributable to noncontrolling interests(1)	378	(835)
Preferred stock dividends	—	5,346
Loss from continuing operations	(71,105)	(99,366)
Adjustments:
Acquisition-related amortization(2a)	9,622	9,934
Restructuring and other costs(4)	(5,053)	(319)
Loss on extinguishment of debt	37,994	—
Other, net(3)	4,477	(2,407)
Acquisition-related costs(5)	250	847
Stock-based compensation	13,905	17,005
Tax impact of adjustments(6)	4,171	16,005
Adjusted Net Loss from continuing operations	$(5,739)	$(58,301)
Adjusted Net Loss from continuing operations per share	$(0.02)	$(0.18)
Diluted weighted-average common shares outstanding	379,774	328,928

Operating income (loss)	$98,085	$(213)
Add back:
Equity method income	960	423
Acquisition-related amortization(2a)	9,622	9,934
Restructuring and other costs(4)	(5,053)	(319)
Acquisition-related costs(5)	250	847
Stock-based compensation	13,905	17,005
Adjusted Operating Income	$117,769	$27,677

Loss from continuing operations	(71,105)	$(99,366)
Adjustments:
Depreciation and amortization of property and equipment(2b)	19,713	21,029
Amortization of capitalized implementation costs(2c)	4,824	9,356
Acquisition-related amortization(2a)	9,622	9,934
Restructuring and other costs(4)	(5,053)	(319)
Interest expense, net	124,747	99,784
Other, net(3)	4,477	(2,407)
Loss on extinguishment of debt	37,994	—
Acquisition-related costs(5)	250	847
Stock-based compensation	13,905	17,005
Provision for income taxes	2,932	2,199
Adjusted EBITDA	$142,306	$58,062

The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended March 31, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$169,782	$2,472	$(54,485)	$117,769
Less:
Equity method income	960	—	—	960
Acquisition-related amortization(2a)	—	—	9,622	9,622
Restructuring and other costs(4)	—	—	(5,053)	(5,053)
Acquisition-related costs(5)	—	—	250	250
Stock-based compensation	—	—	13,905	13,905
Operating income (loss)	$168,822	$2,472	$(73,209)	$98,085

Adjusted EBITDA	$188,309	$8,271	$(54,274)	$142,306
Less:
Depreciation and amortization of property and equipment(2b)	15,171	4,331	211	19,713
Amortization of capitalized implementation costs(2c)	3,356	1,468	—	4,824
Acquisition-related amortization(2a)	—	—	9,622	9,622
Restructuring and other costs(4)	—	—	(5,053)	(5,053)
Acquisition-related costs(5)	—	—	250	250
Stock-based compensation	—	—	13,905	13,905
Equity method income	960	—	—	960
Operating income (loss)	$168,822	$2,472	$(73,209)	$98,085
Interest expense, net				(124,747)
Other, net(3)				(4,477)
Loss on extinguishment of debt				(37,994)
Equity method income				960
Provision for income taxes				(2,932)
Loss from continuing operations				$(71,105)

	Three Months Ended March 31, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$90,102	$(8,495)	$(53,930)	$27,677
Less:
Equity method income	423	—	—	423
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	(319)	(319)
Acquisition-related costs(5)	—	—	847	847
Stock-based compensation		—	17,005	17,005
Operating income (loss)	$89,679	$(8,495)	$(81,397)	$(213)

Adjusted EBITDA	$114,708	$(2,811)	$(53,835)	$58,062
Less:
Depreciation and amortization of property and equipment(2b)	16,628	4,306	95	21,029
Amortization of capitalized implementation costs(2c)	7,978	1,378	—	9,356
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	(319)	(319)
Acquisition-related costs(5)	—	—	847	847
Stock-based compensation	—	—	17,005	17,005
Equity method income	423	—	—	423
Operating income (loss)	$89,679	$(8,495)	$(81,397)	$(213)
Interest expense, net				(99,784)
Other, net(3)				2,407
Equity method income				423
Provision for income taxes				(2,199)
Loss from continuing operations				$(99,366)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(68,090)	$(72,409)
Cash used in investing activities	(27,676)	(18,110)
Cash provided by financing activities	77,908	111,939

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(68,090)	$(72,409)
Additions to property and equipment	(27,676)	(18,110)
Free Cash Flow	$(95,766)	$(90,519)
______________________________

(1) Net income attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, (iv) Sabre Bulgaria of 40%, and (v) FERMR Holdings Limited (the direct parent of Conferma Limited) of 19%.
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
(3) Other, net includes non-operating gains of $3 million recognized in the first quarter of 2023 and the impacts of fair value adjustments of our GBT investment in all periods presented. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4) Restructuring and other costs in 2024 primarily represents adjustments to charges associated with our cost reduction plan we began implementing in the second quarter of 2023. See Note 4. Restructuring Activities to our consolidated financial statements.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(6) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Revenue	$782,886	$742,695
Cost of revenue, excluding technology costs	321,094	307,042
Technology costs	222,291	271,438
Selling, general and administrative	141,416	164,428
Operating income (loss)	98,085	(213)
Interest expense, net	(124,747)	(99,784)
Loss on extinguishment of debt	(37,994)	—
Equity method income	960	423
Other, net	(4,477)	2,407
Loss from continuing operations before income taxes	(68,173)	(97,167)
Provision for income taxes	2,932	2,199
Loss from continuing operations	$(71,105)	$(99,366)

Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$713,633	$677,441	$36,192	5%
Hospitality Solutions	78,819	73,812	5,007	7%
Total segment revenue	792,452	751,253	41,199	5%
Eliminations	(9,566)	(8,558)	(1,008)	12%
Total revenue	$782,886	$742,695	$40,191	5%
Travel Solutions—Revenue increased $36 million, or 5%, for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to:
•a $46 million, or 9% increase in transaction-based distribution revenue primarily due to favorable rate impacts from travel supplier mix and a 2% increase in direct billable bookings to 98 million; and
•a $10 million, or 7% decrease in IT solutions revenue driven by a $22 million decline in revenue from customers that have de-migrated from our systems, including the impact of termination fees from a certain carrier in the prior year. These decreases were partially offset by a $5 million increase in license fee revenue, an increase of $3 million due to a 2% increase in passengers boarded to 168 million and a $3 million increase in other revenue.
Hospitality Solutions—Revenue increased $5 million, or 7%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily driven by a $6 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 5% to 29 million driven by new customer deployments, and a favorable mix within our customer base. This increase was partially offset by a $1 million decrease in DX revenue.

Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$288,850	$267,427	$21,423	8%
Hospitality Solutions	36,559	37,057	(498)	(1)%
Eliminations	(9,566)	(8,558)	(1,008)	12%
Corporate	47	1,552	(1,505)	(97)%
Depreciation and amortization	5,204	9,564	(4,360)	(46)%
Total cost of revenue, excluding technology costs	$321,094	$307,042	$14,052	5%
Travel Solutions—Cost of revenue, excluding technology costs, increased $21 million, or 8%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily driven by a $23 million increase in incentive consideration due to an increase in rates and higher transaction volume. This increase was partially offset by a $2 million decrease in labor and professional services costs driven by our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, declined slightly for the three months ended March 31, 2024 compared to the same period in the prior year. A $2 million decrease in labor and professional services costs driven by our cost reduction plan was partially offset by a $1 million increase in costs associated with increased transaction volumes and the mix of our transactions across our distribution channels.
Corporate—Cost of revenue, excluding technology costs, decreased $2 million, or 97%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to a decrease in labor and professional services.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $4 million, or 46%, for the three months ended March 31, 2024 primarily due to the acceleration of amortization of certain customer implementation costs in the prior year, in connection with a customer de-migrating from our systems.
Technology Costs

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$188,559	$233,020	$(44,461)	(19)%
Hospitality Solutions	25,822	29,889	(4,067)	(14)%
Corporate	7,910	8,529	(619)	(7)%
Total technology costs	$222,291	$271,438	$(49,147)	(18)%
Travel Solutions—Technology costs decreased $44 million, or 19% for the three months ended March 31, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $29 million decrease in labor and professional services driven by our cost reduction plan, a $14 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations, and a decrease in depreciation and amortization of $2 million primarily due to the completion of amortization of certain capitalized internal use software.
Hospitality Solutions—Technology costs decreased $4 million, or 14%, for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to a $5 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $1 million increase in technology costs to support growth in the business.
Corporate—Technology costs decreased $1 million, or 7%, for the three months ended March 31, 2024 compared to the same period in the prior year due to $1 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$63,945	$79,123	$(15,178)	(19)%
Hospitality Solutions	12,484	13,989	(1,505)	(11)%
Corporate	64,987	71,316	(6,329)	(9)%
Total selling, general and administrative expenses	$141,416	$164,428	$(23,012)	(14)%
Travel Solutions—Selling, general and administrative expenses decreased $15 million, or 19%, for the three months ended March 31, 2024 compared to the same period in the prior year due to a $10 million decrease in labor and professional services primarily driven by our cost reduction plan, a $3 million decrease in legal costs, and a $2 million decrease in the provision for credit losses.
Hospitality Solutions—Selling, general and administrative expenses decreased $2 million, or 11%, for the three months ended March 31, 2024 compared to the prior year primarily due to a $2 million decrease in the provision for credit losses and a $1 million decrease in labor and professional services driven by our cost reduction plan.
Corporate—Selling, general and administrative expenses decreased $6 million, or 9%, for the three months ended March 31, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $5 million decrease in labor and professional services driven by our cost reduction plan, a $4 million decrease due to the reversal of severance cost accruals associated with our cost reduction plan and a $2 million decrease in stock-based compensation primarily due to forfeitures of unvested shares. These decreases were partially offset by a $2 million increase in technology costs and a $2 million increase associated with other ongoing business expenses.
Interest expense, net

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$124,747	$99,784	$24,963	25%

Interest expense increased $25 million, or 25%, during the three months ended March 31, 2024 compared to the same period in the prior year primarily due to additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 7. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $38 million for the three months ended March 31, 2024 as a result of the refinancing activity that occurred in the current quarter. See Note 7. Debt for further details.
Other, net

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$4,477	$(2,407)	$6,884	(286)%
Other, net increased $7 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to a change in fair value of our investments in securities from a loss of $1 million in the prior year period to a loss of $3 million in the current year period and a $3 million increase due to other non-operating gains recognized in the first quarter of 2023. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$2,932	$2,199	$733	33%

For the three months ended March 31, 2024, we recognized $3 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $2 million, representing an effective tax rate of less than 1% for the three months ended March 31, 2023. While the total tax provision increased slightly, the effective tax rate decreased for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2024 and December 31, 2023, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$629,137	$648,207
Available undrawn balance under the AR Facility(1)	—	400
AR Facility outstanding balance(1)	112,200	110,000
Available under the bilateral letter of credit facility	11,893	8,486
Outstanding letters of credit under the bilateral letter of credit facility	8,107	11,514
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of March 31, 2024, we had $112 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2024 and December 31, 2023. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the first quarter of 2024. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months.
During the first quarter of 2024, we refinanced and extended the maturity on approximately $300 million of our debt, which negatively impacted our results due to increasing interest rates, but increased our overall liquidity by approximately $70 million. We expect to repay our remaining 2025 debt maturities with cash from our balance sheet. In the second quarter of 2023, we began implementing a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
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
Capital Resources
As of March 31, 2024, our outstanding debt totaled $5.0 billion, which is net of debt issuance costs and unamortized discounts of $133 million. Currently approximately 42% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 24% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2023 and through the first quarter of 2024, in response to the geopolitical conflict, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and the first quarter of 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time. Furthermore, we may be required to pay US Airways' reasonable attorneys' fees and costs related to that antitrust litigation. See Note 13. Contingencies, to our consolidated financial statements.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of March 31, 2024, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility and the 2023 Term Loan Agreement.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2022, we were not required to make an excess cash flow payment in 2023, and no excess cash flow payment is required in 2024 with respect to our results for the year ended December 31, 2023. We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement.
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
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the “Pari Passu Loan Agreement”). The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under the 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the year ended December 31, 2023 of $13 million. As of March 31, 2024, we are in compliance with the covenants under the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
On September 7, 2023, Sabre GLBL completed exchange offers in which approximately $787 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) and approximately $66 million of our 9.25% senior secured notes due 2025 (the “April 2025 Notes”) were exchanged for a combination of cash and approximately $853 million aggregate principal amount of 8.625% senior secured notes due 2027 (the “June 2027 Notes”), issued at par (the “September 2023 Exchange Transaction”). The June 2027 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee the Senior Secured Credit Facilities and the Secured Term Loan Due 2028. The June 2027 Notes bear interest at a rate of 8.625% per annum and interest payments are due semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2024. The June 2027 Notes mature on June 1, 2027. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of the April 2025 Notes and the September 2025 Notes that were exchanged. We incurred additional fees of approximately $133 million, primarily consisting of approximately $115 million in exchange fees, $15 million in underwriting and associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the September 2023 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2023 of $121 million, consisting of $115 million in exchange fees related to the June 2027 Notes and $6 million related to the write-off of unamortized debt issuance costs on the April 2025 Notes and the September 2025 Notes.
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three months ended March 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of March 31, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of its existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of March 31, 2024, we had $232 million outstanding under the Securitization Facility, consisting of $112 million under the AR Facility and $120 million outstanding under the FILO Facility.
Dividends
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We accrued $5 million of preferred stock dividends in our consolidated results of operations for the three months ended March 31, 2023. During the three months ended March 31, 2023, we paid cash dividends on our preferred stock of $5 million. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 11. Stock and Stockholders' Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the three months ended March 31, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. As of March 31, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Senior Secured Credit Facilities
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of March 31, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.

Cash Flows

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Cash used in operating activities	$(68,090)	$(72,409)
Cash used in investing activities	(27,676)	(18,110)
Cash provided by financing activities	77,908	111,939
Cash provided by discontinued operations	—	52
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,212)	715
(Decrease) increase in cash, cash equivalents and restricted cash	$(19,070)	$22,187
Operating Activities
Cash used in operating activities totaled $68 million for the three months ended March 31, 2024. The $4 million increase in operating cash flow from the same period in the prior year was primarily due to increased transaction volumes, partially offset by a $13 million increase in interest payments related to our debt and $5 million of severance payments made in connection with our cost reduction plan.
Investing Activities
For the three months ended March 31, 2024, we used $28 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems.
For the three months ended March 31, 2023, we used $18 million of cash for capital expenditures primarily related to software developed for internal use.
Financing Activities
For the three months ended March 31, 2024, financing activities provided $78 million. Significant highlights of our financing activities include:
•proceeds of $150 million from the issuance of the 2026 Exchangeable Notes;
•payment of $150 million on our 2025 Exchangeable Notes;
•proceeds of $120 million from the issuance of the FILO Facility;
•proceeds of $50 million from the issuance of our June 2027 Notes;
•payment of $49 million for debt discount and issuance costs;
•payment of $36 million on our September 2025 Notes and $7 million on our April 2025 Notes;
•net proceeds of $2 million from borrowings on our AR Facility; and
•net payments of $2 million from the settlement of employee stock-option awards.
For the three months ended March 31, 2023, financing activities provided $112 million. Significant highlights of our financing activities include:
•proceeds of $115 million from borrowings on our AR Facility;
•proceeds of $16 million from the sale of common shares of a subsidiary;
•payment of $6 million on our term loans;
•payment of $2 million for debt discount and issuance costs;
•net payments of $5 million from the settlement of employee stock-option awards; and
•payment of $5 million in dividends on our then-outstanding preferred stock.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2023 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 15, 2024, other than impacts of the March 2024 Exchange Transaction, 2026 Exchangeable Notes, and the Securitization Facility.
We had no off balance sheet arrangements during the three months ended March 31, 2024 and year ended December 31, 2023.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024. Since the date of the annual report on Form 10-K filed with the SEC on February 15, 2024, there have been no material changes to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2023 as previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Various factors have caused, and may in the future cause, temporary or sustained disruption to leisure and business travel. The impact these disruptions have had, and would in the future have, on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. In addition, sustained disruptions from COVID-19 negatively impacted our business, and the extent of our recovery following these disruptions is uncertain. While we have experienced a gradual recovery in our primary metrics over the past few years, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If our business or the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy or the travel industry recovers. Developments that could affect the extent of any future recovery include, but are not limited to, the effect of changes in hiring levels and remote working arrangements; the speed and extent of the recovery across the broader travel ecosystem; and short- and long-term changes in travel patterns, including business or long-haul travel. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. For example, the Payment Card Industry Security Standards Council has released version 4.0 of its Data Security Standard, and we are in the process of incorporating these new standards on our existing processes and controls. We are assessed periodically for assurance and successfully completed our last annual assessment in November 2023. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

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
We have also divested, and may in the future divest, businesses or business operations, including the sale of our AirCentre portfolio in 2022. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, failure to obtain necessary regulatory approvals, implementation of transition services related to such divestitures, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.
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
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. We utilize various generative artificial intelligence (AI) solutions from our third-party providers as part of some of our software products. There are risks associated with the use of emerging technologies such as generative AI, including risks related to testing and validating the security and privacy mechanisms of the third-party providers, as well as risks related to implementing technical security controls to govern and manage this technology in a secure manner. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our software product offerings, or if there are deficiencies or other failures of such AI solutions from our third-party providers, our business and results of operations could be adversely affected. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our software products could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control have caused in the past and could in the future cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
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
We have a significant amount of indebtedness. As of March 31, 2024, we had $5.0 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of March 31, 2024 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2024, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have a significant impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. In addition, the Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules are effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily in Europe, and the European Commission have proposed or adopted taxes on revenue earned by multinational corporations in certain “digital economy” sectors from activities linked to the user-based activity of their residents. These proposals have generally been labeled as “digital services taxes” (“DST”). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the first quarter of 2024. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of March 31, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.137
First Supplemental Indenture, dated as of March 7, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2024).

10.138
Indenture, dated as of March 19, 2024, by and among Sabre GLBL Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

10.139
Form of 7.32% Exchangeable Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included in Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

10.140
First Amendment to Receivables Financing Agreement, dated as of March 29, 2024, among Sabre Securitization, LLC, as borrower, Sabre Corporation, as parent, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as servicers, PNC Bank, National Association, as administrative agent and Class A Lender Representative, Centerbridge Credit CS, L.P., as Class B Lender Representative, the lenders party thereto, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2024).

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

SABRE CORPORATION
(Registrant)
Date:	May 2, 2024	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)