Form 10-Q
period 2024-06-30
Sabre Corp
filed 2024-08-01
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 26, 2024, 385,696,342 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SABRE CORPORATION

We may use our website, our LinkedIn account and our X account (@Sabre_Corp) as additional means of disclosing information to the public. The information disclosed through those channels may be considered to be material and may not be otherwise disseminated by us, so we encourage investors to review our website, LinkedIn and X account. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$767,241	$737,529	$1,550,127	$1,480,224
Cost of revenue, excluding technology costs	321,481	316,370	642,575	623,412
Technology costs	219,268	284,279	441,559	555,717
Selling, general and administrative	165,637	179,063	307,053	343,491
Operating income (loss)	60,855	(42,183)	158,940	(42,396)
Other expense:
Interest expense, net	(129,294)	(106,134)	(254,041)	(205,918)
Gain (loss) on extinguishment of debt	—	12,543	(37,994)	12,543
Equity method income	469	459	1,429	882
Other, net	3,251	17,225	(1,226)	19,632
Total other expense, net	(125,574)	(75,907)	(291,832)	(172,861)
Loss from continuing operations before income taxes	(64,719)	(118,090)	(132,892)	(215,257)
Provision for income taxes	4,766	5,909	7,698	8,108
Loss from continuing operations	(69,485)	(123,999)	(140,590)	(223,365)
Income (loss) from discontinued operations, net of tax	—	2	—	(401)
Net loss	(69,485)	(123,997)	(140,590)	(223,766)
Net income (loss) attributable to noncontrolling interests	275	(66)	653	(901)
Net loss attributable to Sabre Corporation	(69,760)	(123,931)	(141,243)	(222,865)
Preferred stock dividends	—	5,347	—	10,693
Net loss attributable to common stockholders	$(69,760)	$(129,278)	$(141,243)	$(233,558)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Net loss per common share	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Net loss per common share	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Weighted-average common shares outstanding:
Basic	383,506	332,147	381,640	330,547
Diluted	383,506	332,147	381,640	330,547
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(69,485)	$(123,997)	$(140,590)	$(223,766)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	146	2,282	(536)	3,857
Retirement-related benefit plans:
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(716)	(716)
Amortization of actuarial losses, net of taxes of nil in all periods	831	(470)	1,406	1,151
Net change in retirement-related benefit plans, net of tax	473	(828)	690	435
Derivatives:
Unrealized losses, net of taxes of nil in all periods	2,586	1,181	9,333	885
Reclassification adjustment for realized gains, net of taxes of nil in all periods	(2,088)	(1,427)	(4,045)	(2,416)
Net change in derivatives, net of tax	498	(246)	5,288	(1,531)
Share of other comprehensive loss of equity method investments	(284)	(36)	(405)	(338)
Other comprehensive income	833	1,172	5,037	2,423
Comprehensive loss	(68,652)	(122,825)	(135,553)	(221,343)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(275)	66	(653)	901
Comprehensive loss attributable to Sabre Corporation	$(68,927)	$(122,759)	$(136,206)	$(220,442)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$612,614	$648,207
Restricted cash	21,038	21,037
Accounts receivable, net of allowance for credit losses of $32,919 and $34,343	376,476	343,436
Prepaid expenses and other current assets	156,294	145,911
Total current assets	1,166,422	1,158,591
Property and equipment, net of accumulated depreciation of $1,865,872 and $1,851,191	248,485	233,677
Equity method investments	21,830	22,343
Goodwill	2,553,645	2,554,039
Acquired customer relationships, net of accumulated amortization of $838,627 and $827,529	203,053	214,190
Other intangible assets, net of accumulated amortization of $795,549 and $787,511	153,652	161,913
Deferred income taxes	11,874	10,201
Other assets, net	307,414	317,240
Total assets	$4,666,375	$4,672,194

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$237,178	$231,767
Accrued compensation and related benefits	90,679	135,620
Accrued subscriber incentives	256,309	237,421
Deferred revenues	81,628	108,256
Other accrued liabilities	202,519	197,609
Current portion of debt	217,562	4,040
Total current liabilities	1,085,875	914,713
Deferred income taxes	27,617	30,745
Other noncurrent liabilities	240,389	258,719
Long-term debt	4,789,406	4,829,461
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	13,683	14,375
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 414,405 and 405,915 shares issued, 385,663 and 379,569 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4,144	4,059
Additional paid-in capital	3,276,032	3,249,901
Treasury Stock, at cost, 28,742 and 26,346 shares at June 30, 2024 and December 31, 2023, respectively	(526,524)	(520,124)
Accumulated deficit	(4,189,636)	(4,048,393)
Accumulated other comprehensive loss	(68,885)	(73,922)
Noncontrolling interest	14,274	12,660
Total stockholders’ deficit	(1,490,595)	(1,375,819)
Total liabilities and stockholders’ deficit	$4,666,375	$4,672,194

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(140,590)	$(223,766)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	65,484	77,207
Paid-in-kind interest	60,954	—
Loss (gain) on extinguishment of debt	37,994	(12,543)
Stock-based compensation expense	26,135	25,743
Amortization of upfront incentive consideration	17,073	18,010
Amortization of debt discount and issuance costs	13,594	11,464
Deferred income taxes	(6,214)	(18,734)
Provision for expected credit losses	4,769	8,292
Dividends received from equity method investments	1,460	1,514
Gain on investment fair value adjustment	(1,200)	(3,840)
Other	622	(3,576)
Loss from discontinued operations	—	401
Changes in operating assets and liabilities:
Accounts and other receivables	(33,906)	(101,815)
Prepaid expenses and other current assets	(13,471)	24,856
Capitalized implementation costs	(9,808)	(4,368)
Upfront incentive consideration	(4,417)	(13,273)
Other assets	(10,336)	6,243
Accrued compensation and related benefits	(47,144)	4,355
Accounts payable and other accrued liabilities	22,179	72,479
Deferred revenue including upfront solution fees	(23,137)	32,163
Cash used in operating activities	(39,959)	(99,188)
Investing Activities
Additions to property and equipment	(47,794)	(48,190)
Other investing activities	(300)	—
Acquisitions, net of cash acquired	—	(13,355)
Cash used in investing activities	(48,094)	(61,545)
Financing Activities
Proceeds on borrowings from lenders	200,090	677,486
Payments on borrowings from lenders	(193,706)	(718,722)
Proceeds from borrowings under Securitization Facility	146,300	178,600
Debt prepayment fees and issuance costs	(49,956)	(23,007)
Payments on borrowings under Securitization Facility	(42,200)	(48,600)
Net payment on the settlement of equity-based awards	(6,404)	(5,555)
Proceeds from sale of redeemable shares in subsidiary	—	16,000
Dividends paid on preferred stock	—	(10,693)
Other financing activities	—	4,851
Cash provided by financing activities	54,124	70,360
Cash Flows from Discontinued Operations
Cash provided by operating activities	—	80
Cash provided by discontinued operations	—	80
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,663)	1,554
Decrease in cash, cash equivalents and restricted cash	(35,592)	(88,739)
Cash, cash equivalents and restricted cash at beginning of period	669,244	815,923
Cash, cash equivalents and restricted cash at end of period	$633,652	$727,184
Non-cash additions to property and equipment	$1,066	$506
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	—	—	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	—	$—	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)
Comprehensive loss	—	—	—	—	—	—	—	(69,760)	833	691	(68,236)
Settlement of stock-based awards	—	—	5,427,133	54	(3)	1,374,482	(4,322)	—	—	—	(4,271)
Stock-based compensation expense	—	—	—	—	12,230	—	—	—	—	—	12,230
Other	—	—	—	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	—	$—	414,404,794	$4,144	$3,276,032	28,741,921	$(526,524)	$(4,189,636)	$(68,885)	$14,274	$(1,490,595)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive income	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)
Comprehensive loss	—	—	—	—	—	—	—	(123,931)	1,172	516	(122,243)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)			(5,347)
Settlement of stock-based awards	—	—	455,208	5	—	67,470	(261)		—	—	(256)
Stock-based compensation expense	—	—	—	—	8,738	—	—	—	—	—	8,738
Balance at June 30, 2023	3,290,000	$33	358,563,492	$3,586	$3,224,318	26,266,613	$(519,765)	$(3,740,086)	$(63,307)	$11,565	$(1,083,656)

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued updated guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statement disclosures.
In December 2023, the FASB issued updated guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements primarily related to the rate reconciliation and income taxes paid information. The updated standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statement disclosures.
In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules were originally effective beginning with annual reports for the year ending December 31, 2025; however, on April 4, 2024, the SEC voluntarily stayed these rules, pending judicial review. We are currently evaluating the impact of the rules, if they were to go into effect, on our consolidated financial statement disclosures.

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
The following table presents our assets and liabilities with customers as of June 30, 2024 and December 31, 2023 (in thousands).

Account	Consolidated Balance Sheet Location	June 30, 2024	December 31, 2023
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$35,357	$42,029
Trade and unbilled receivables, net	Accounts receivable, net	374,121	341,362
Long-term trade unbilled receivables, net	Other assets, net	21,061	20,265
Contract liabilities	Deferred revenues / other noncurrent liabilities	143,783	166,911
______________________
(1) Includes contract assets of $9 million and $11 million for June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024, we recognized revenue of approximately $49 million from contract liabilities that existed as of January 1, 2024. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distribution	$550,594	$530,405	$1,122,852	$1,056,291
IT Solutions	144,456	140,356	285,831	291,911
Total Travel Solutions	695,050	670,761	1,408,683	1,348,202
SynXis Software and Services	76,392	69,519	148,709	136,033
Other	6,846	7,152	13,348	14,450
Total Hospitality Solutions	83,238	76,671	162,057	150,483
Total Segment Revenue	778,288	747,432	1,570,740	1,498,685
Eliminations	(11,047)	(9,903)	(20,613)	(18,461)
Total Sabre Revenue	$767,241	$737,529	$1,550,127	$1,480,224
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2024, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $6 million.
Our air booking cancellation reserve totaled $12 million and $10 million as of June 30, 2024, and December 31, 2023, respectively.
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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of June 30, 2024 and 2023, the redeemable noncontrolling interest was $14 million and $15 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$14,375	$—
Proceeds from sale of redeemable noncontrolling interest	—	16,000
Net loss attributable to redeemable noncontrolling interest	(692)	(986)
Redeemable noncontrolling interest, end of period	$13,683	$15,014

4. Restructuring Activities
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We do not expect additional restructuring charges associated with these activities to be significant and we expect to be substantially complete with all activities associated with this plan by the end of 2024.
Since the second quarter of 2023, we have incurred costs of $82 million in connection with this business plan. These restructuring costs are comprised of $76 million that has been or will be paid in cash for severance and related benefits costs and $6 million paid related to other restructuring costs. During the six months ended June 30, 2024, we recorded $18 million in additional severance and related benefits costs, of which $1 million is recorded within cost of revenue, excluding technology costs, $13 million is recorded within technology costs and $4 million is recorded within selling, general and administrative costs within our consolidated statement of operations. The majority of these additional costs is expected to be paid by the end of the first quarter of 2025. We also recorded a $9 million adjustment to the accrued liability for estimated amounts that are no longer expected to be paid.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$17,288
Charges	18,086
Cash Payments	(7,046)
Non-Cash Adjustments	(8,796)
Balance as of June 30, 2024	$19,532
5. Income Taxes

    For the six months ended June 30, 2024, we recognized $8 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $8 million, also representing an effective tax rate of less than 1% for the six months ended June 30, 2023. The effective tax rate decreased for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. On the basis of this evaluation, as of June 30, 2024, a cumulative valuation allowance of $679 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
We recognize liabilities when we believe that an uncertain tax position may not be fully sustained upon examination by the tax authorities. This evaluation requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. Our net unrecognized tax benefits, excluding interest and penalties, included in our consolidated balance sheets, were $44 million and $41 million as of June 30, 2024 and December 31, 2023, respectively.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2024 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2024
Balance at December 31, 2023	$34,343
Provision for expected credit losses	4,769
Write-offs	(6,057)
Other	(136)
Balance at June 30, 2024	$32,919

7. Debt
As of June 30, 2024 and December 31, 2023, our outstanding debt included in our consolidated balance sheets totaled $5,007 million and $4,834 million, respectively, which are net of debt issuance costs of $63 million and $63 million, respectively, and unamortized discounts of $63 million and $65 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2024 and December 31, 2023 (in thousands):

	Rate	Maturity	June 30, 2024	December 31, 2023
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$391,880	$392,015
2021 Term Loan B-2	S(1) + 3.50%	December 2027	614,151	614,151
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	603,447
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	645,310
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	814,812	753,859
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	94,100	110,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	31,547	38,895
7.375% senior secured notes due 2025	7.375%	September 2025	26,796	63,019
4.00% senior exchangeable notes due 2025	4.00%	April 2025	183,220	333,220
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	903,077	852,987
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			5,133,340	4,961,903
Less current portion of debt outstanding			(218,807)	(4,040)
Face value of long-term debt outstanding			$4,914,533	$4,957,863
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
We had outstanding letters of credit totaling $8 million and $12 million as of June 30, 2024 and December 31, 2023, respectively, which were secured by a $21 million cash collateral deposit account.
The weighted average interest rate on our short-term borrowings, which include our 9.25% Senior Secured Notes due 2025, 4.00% Senior Exchangeable Notes due 2025, and the current portion of the 2021 Term Loan B-1, is 4.85% as of June 30, 2024.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of June 30, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").

The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under the 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the six months ended June 30, 2023 of $13 million.
The Senior Secured Term Loan Due 2028 matures on December 15, 2028 and offers us the ability to prepay subject to prepayment premiums as follows: (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest is payable-in-kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments can be made at par plus accrued interest.
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. As of June 30, 2024, the Reference Rate was 13.89%. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $30 million during the three months ended June 30, 2024 and $61 million during the six months ended June 30, 2024.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of June 30, 2024, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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

On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the six months ended June 30, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of June 30, 2024, we had $214 million outstanding under the Securitization Facility, consisting of $94 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee was increased from 2.25% to 4.00%. The drawn fee varies based on our leverage ratio, and Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $1 million for the six months ended June 30, 2024 and $2 million for the year ended December 31, 2023, which are recorded in other assets, net in our consolidated financial statements.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of June 30, 2024, $368 million of Receivables are held as assets by Sabre Securitization, consisting of $358 million of accounts receivable and $10 million of other assets, net in our consolidated balance sheet.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of June 30, 2024, we were in compliance with and expect to be in compliance with the financial covenants of the Securitization Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a debt agreement (the "2025 Exchangeable Notes Indenture") consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the 2025 Exchangeable Notes Indenture. As of June 30, 2024, we have $183 million aggregate principal amount of 2025 Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2025 Exchangeable Notes Indenture), the holders of the 2025 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2025 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2025 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2024, none of the conditions allowing holders of the 2025 Exchangeable Notes to exchange have been met.
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
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of June 30, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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

As of June 30, 2024, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
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
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results of operations. The effective interest rates at June 30, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively. The effective interest rate at June 30, 2023 was 4.78% for the 2025 Exchangeable Notes.
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$183,220	$150,000	$333,220	$—
Less: Unamortized debt issuance costs	1,110	4,264	3,256	—
Net carrying value	$182,110	$145,736	$329,964	$—

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$1,832	$2,745	$3,332	$—	$4,964	$3,111	$6,664	$—
Amortization of issuance costs	342	461	593	—	920	522	1,179	—

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2024, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.

Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2024 and 2023, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$200 million	1 month SOFR(1)	3.09%(2)	April 30, 2022	December 31, 2023
$150 million	1 month SOFR(1)	3.98%(3)	June 30, 2022	December 31, 2023
$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three and six months ended June 30, 2024, we recognized a cash flow impact of $2 million and $4 million, respectively, related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of June 30, 2024, we estimate that $4 million in gains will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$4,269	$2,413
Interest rate swaps	Other noncurrent liabilities	(1,645)	(4,129)
Total		$2,624	$(1,716)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Amount of Gains Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$2,586	$1,181	$9,333	$885
Total	$2,586	$1,181	$9,333	$885

		Amount of Gains Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$(2,088)	$(1,427)	$(4,045)	$(2,416)
Total		$(2,088)	$(1,427)	$(4,045)	$(2,416)

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

Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which is included in prepaid expenses and other current assets in our consolidated balance sheets. As of June 30, 2024, we continued to own these 8 million shares. The terms of these shares do not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT is based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value at Reporting Date Using
Assets:	June 30, 2024	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$4,269	$—	$4,269	$—
Investment in securities	53,236	53,236	—	—
Money market funds	323,405	323,405	—	—
Time deposits	78,059	—	78,059	—
Total assets	$458,969	$376,641	$82,328	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(1,645)	$—	$(1,645)	$—
Total liabilities	$(1,645)	$—	$(1,645)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$2,413	$—	$2,413	$—
Investment in securities	51,970	51,970	—	—
Money market funds	261,551	261,551	—	—
Time deposits	177,608	—	177,608	—
Total assets	$493,542	$313,521	$180,021	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(4,129)	$—	$(4,129)	$—
Total liabilities	$(4,129)	$—	$(4,129)	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2024.
Unrealized gains recognized during the three and six months ended June 30, 2024 from our investments in securities totaled $5 million and $1 million, respectively, and $5 million and $4 million during the three and six months ended June 30, 2023, respectively, which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025 and 2027 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of June 30, 2024.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024		As of December 31, 2023
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$353,182	$391,302	$344,973	$391,366
2021 Term Loan B-2	554,271	610,931	540,069	610,545
2022 Term Loan B-1	549,891	598,929	535,559	598,419
2022 Term Loan B-2	591,669	621,351	576,343	618,888
Senior Secured Term Loan Due 2028	814,731	795,358	726,582	732,901
9.25% senior secured notes due 2025	30,884	31,547	38,291	38,895
7.375% senior secured notes due 2025	25,824	26,796	60,496	63,019
4.00% senior exchangeable notes due 2025	176,414	183,220	326,841	333,220
7.32% senior exchangeable notes due 2026	138,938	150,000	—	—
8.625% senior secured notes due 2027	834,908	903,077	776,598	852,987
11.25% senior secured notes due 2027	539,785	547,265	545,024	546,384
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and six months ended June 30, 2024.
10. Accumulated Other Comprehensive Loss
As of June 30, 2024 and December 31, 2023, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2024	December 31, 2023
Defined benefit pension and other postretirement benefit plans	$(77,366)	$(78,056)
Unrealized foreign currency translation gain	8,611	9,147
Unrealized gain on interest rate swaps	2,419	(2,869)
Share of other comprehensive loss of equity method investments	(2,549)	(2,144)
Total accumulated other comprehensive loss, net of tax	$(68,885)	$(73,922)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of June 30, 2024, we have contributed $4 million to our defined benefit pension plan in 2024. Based on current assumptions, we expect to make contributions of up to an aggregate amount of $13 million in 2024 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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

We accrued $5 million and $11 million of preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2023, we paid cash dividends on our preferred stock of $5 million and $11 million, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of June 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of June 30, 2024, we have $183 million and $150 million aggregate principal amount of 2025 Exchangeable Notes and 2026 Exchangeable Notes outstanding, respectively. See Note 7. Debt for further details. Until the notes mature, we expect to settle the principal amount of the outstanding Exchangeable Notes in shares of our common stock.
12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(69,485)	$(123,999)	$(140,590)	$(223,365)
Less: Net income (loss) attributable to noncontrolling interests	275	(66)	653	(901)
Less: Preferred stock dividends	—	5,347	—	10,693
Net loss from continuing operations available to common stockholders, diluted	$(69,760)	$(129,280)	$(141,243)	$(233,157)
Denominator:
Basic weighted-average common shares outstanding	383,506	332,147	381,640	330,547
Diluted weighted-average common shares outstanding	383,506	332,147	381,640	330,547
Loss per share from continuing operations:
Basic	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Diluted	$(0.18)	$(0.39)	$(0.37)	$(0.71)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 1 million and 3 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2024, and 1 million and 2 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2023, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 4 million and 3 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2024, respectively, and 9 million and 6 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2023, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of the period, the 2026 Exchangeable Notes are assumed to be converted at the issuance date of March 19, 2024, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 57 million and 42 million resulting common shares related to the Exchangeable Notes for the three and six months ended June 30, 2024 and 2023, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.

Likewise, the potential dilutive effect of our Preferred Stock outstanding during the six months ended June 30, 2023 was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. Approximately 47 million common shares related to the Preferred Stock for the six months ended June 30, 2023, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period. On September 1, 2023, each outstanding share of Preferred Stock was automatically converted into approximately 47 million shares of our common stock. See Note 11. Stock and Stockholders' Equity for further details.
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
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2016 and March 2018 through March 2021. Appeals for assessment years ending March 2006 through March 2016 and March 2018 through March 2021 are pending before the ITAT or the High Court, depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $25 million as of June 30, 2024. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. These receivables have inherent audit and collection risks unique to the specific jurisdictions that evaluate our refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2024, we have accrued $13 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

14. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our President and CEO, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
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
Segment information for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Travel Solutions
Revenue from external customers	$684,003	$660,858	$1,388,070	$1,329,741
Intersegment revenue	11,047	9,903	20,613	18,461
Total Travel Solutions revenue	695,050	670,761	1,408,683	1,348,202
Hospitality Solutions	83,238	76,671	162,057	150,483
Total segment revenue	778,288	747,432	1,570,740	1,498,685
Eliminations	(11,047)	(9,903)	(20,613)	(18,461)
Total revenue	$767,241	$737,529	$1,550,127	$1,480,224
Segment adjusted operating income(a)
Travel Solutions	$163,644	$116,368	$333,426	$206,470
Hospitality Solutions	5,345	(2,037)	7,818	(10,531)
Total segment adjusted operating income	$168,989	$114,331	$341,244	$195,939
Depreciation and amortization
Travel Solutions	$16,672	$20,273	$35,199	$44,879
Hospitality Solutions	4,824	6,344	10,624	12,028
Total segments	21,496	26,617	45,823	56,907
Corporate	9,829	10,271	19,661	20,300
Total	$31,325	$36,888	$65,484	$77,207
Capital Expenditures
Travel Solutions	$18,388	$18,700	$31,013	$31,752
Hospitality Solutions	1,309	2,225	2,244	4,153
Total segments	19,697	20,925	33,257	35,905
Corporate	421	9,155	14,537	12,285
Total	$20,118	$30,080	$47,794	$48,190
______________________
(a)The following table sets forth the reconciliation of Total Segment Adjusted Operating Income to Loss from continuing operations before income taxes in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment adjusted operating income	$168,989	$114,331	$341,244	$195,939
Unallocated amounts and adjustments:
Corporate expenses	(62,000)	(68,236)	(116,486)	(122,168)
Acquisition-related amortization(1)	(9,620)	(9,934)	(19,242)	(19,867)
Restructuring and other costs(2)	(15,492)	(59,372)	(10,439)	(59,053)
Acquisition-related costs(3)	(613)	(541)	(863)	(1,388)
Litigation costs, net(4)	(1,579)	(9,234)	(1,579)	(9,234)
Indirect tax matters(5)	(6,131)	—	(6,131)	—
Stock-based compensation	(12,230)	(8,738)	(26,135)	(25,743)
Interest expense, net	(129,294)	(106,134)	(254,041)	(205,918)
(Loss) gain on extinguishment of debt	—	12,543	(37,994)	12,543
Other, net(6)	3,251	17,225	(1,226)	19,632
Loss from continuing operations before income taxes	$(64,719)	$(118,090)	$(132,892)	$(215,257)
______________________
(1)Acquisition-related amortization represents amortization of intangible assets from the take-private transaction in 2007 as well as intangibles associated with acquisitions since that date.
(2)Restructuring and other costs in 2024 primarily represents charges and adjustments to charges associated with our cost reduction plan we began implementing in the second quarter of 2023. See Note 4. Restructuring Activities to our consolidated financial statements.
(3)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(4)Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies.
(5)Indirect tax matters represents charges associated with certain digital tax matters, including a charge recorded as a result of newly adopted legislation in Canada.
(6)Other, net includes non-operating gains recognized in 2023 and the impacts of fair value adjustments of our GBT investment in all periods presented. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the second quarter of 2024. Recent industry air distribution volume growth has leveled off, which may continue into the future and could impact our rate of growth. Passengers boarded for IT solutions has been negatively impacted by recent customer de-migrations, which has been partially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. Since the second quarter of 2023, we have incurred costs of $82 million in connection with this business plan, within our consolidated statement of operations. We do not expect additional restructuring charges associated with these activities to be significant and we expect to be substantially complete with all activities associated with this plan by the end of 2024.

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
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 13 years as of June 30, 2024 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Travel Solutions
Direct Billable Bookings - Air	76,225	76,944	(0.9)%	161,395	161,292	0.1%
Direct Billable Bookings - LGS	14,755	13,485	9.4%	28,044	25,780	8.8%
Distribution Total Direct Billable Bookings	90,980	90,429	0.6%	189,439	187,072	1.3%
IT Solutions Passengers Boarded	168,906	172,337	(2.0)%	336,832	337,981	(0.3)%

Hospitality Solutions
Central Reservations System Transactions	33,156	31,916	3.9%	62,207	59,662	4.3%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Operating Income, Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Operating Income as operating income (loss) adjusted for equity method income, acquisition-related amortization, restructuring and other costs, acquisition-related costs, litigation costs, net, indirect tax matters and stock-based compensation.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, restructuring and other costs, (gain) loss on extinguishment of debt, other, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, (gain) loss on extinguishment of debt, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation and the remaining provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Income (Loss) to Adjusted Operating Income, and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(69,760)	$(129,278)	$(141,243)	$(233,558)
(Income) loss from discontinued operations, net of tax	—	(2)	—	401
Net income (loss) attributable to noncontrolling interests(1)	275	(66)	653	(901)
Preferred stock dividends	—	5,347	—	10,693
Loss from continuing operations	(69,485)	(123,999)	(140,590)	(223,365)
Adjustments:
Acquisition-related amortization(2a)	9,620	9,934	19,242	19,867
Restructuring and other costs(4)	15,492	59,372	10,439	59,053
(Gain) loss on extinguishment of debt	—	(12,543)	37,994	(12,543)
Other, net(3)	(3,251)	(17,225)	1,226	(19,632)
Acquisition-related costs(5)	613	541	863	1,388
Litigation costs, net(6)	1,579	9,234	1,579	9,234
Indirect tax matters(7)	6,131	—	6,131	—
Stock-based compensation	12,230	8,738	26,135	25,743
Tax impact of adjustments(8)	8,590	9,009	12,761	25,014
Adjusted Net Loss from continuing operations	$(18,481)	$(56,939)	$(24,220)	$(115,241)
Adjusted Net Loss from continuing operations per share	$(0.05)	$(0.17)	$(0.06)	$(0.35)
Diluted weighted-average common shares outstanding	383,506	332,147	381,640	330,547

Operating income (loss)	$60,855	$(42,183)	$158,940	$(42,396)
Add back:
Equity method income	469	459	1,429	882
Acquisition-related amortization(2a)	9,620	9,934	19,242	19,867
Restructuring and other costs(4)	15,492	59,372	10,439	59,053
Acquisition-related costs(5)	613	541	863	1,388
Litigation costs, net(6)	1,579	9,234	1,579	9,234
Indirect tax matters(7)	6,131	—	6,131	—
Stock-based compensation	12,230	8,738	26,135	25,743
Adjusted Operating Income	$106,989	$46,095	$224,758	$73,771

Loss from continuing operations	$(69,485)	$(123,999)	$(140,590)	$(223,365)
Adjustments:
Depreciation and amortization of property and equipment(2b)	17,127	22,347	36,840	43,376
Amortization of capitalized implementation costs(2c)	4,578	4,607	9,402	13,964
Acquisition-related amortization(2a)	9,620	9,934	19,242	19,867
Restructuring and other costs(4)	15,492	59,372	10,439	59,053
Interest expense, net	129,294	106,134	254,041	205,918
Other, net(3)	(3,251)	(17,225)	1,226	(19,632)
(Gain) loss on extinguishment of debt	—	(12,543)	37,994	(12,543)
Acquisition-related costs(5)	613	541	863	1,388
Litigation costs, net(6)	1,579	9,234	1,579	9,234
Indirect tax matters(7)	6,131	—	6,131	—
Stock-based compensation	12,230	8,738	26,135	25,743
Provision for income taxes	4,766	5,909	7,698	8,108
Adjusted EBITDA	$128,694	$73,049	$271,000	$131,111

The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended June 30, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$163,644	$5,345	$(62,000)	$106,989
Less:
Equity method income	469	—	—	469
Acquisition-related amortization(2a)	—	—	9,620	9,620
Restructuring and other costs(4)	—	—	15,492	15,492
Acquisition-related costs(5)	—	—	613	613
Litigation costs, net(6)	—	—	1,579	1,579
Indirect tax matters(7)	—	—	6,131	6,131
Stock-based compensation	—	—	12,230	12,230
Operating income (loss)	$163,175	$5,345	$(107,665)	$60,855

Adjusted EBITDA	$180,316	$10,169	$(61,791)	$128,694
Less:
Depreciation and amortization of property and equipment(2b)	13,587	3,331	209	17,127
Amortization of capitalized implementation costs(2c)	3,085	1,493	—	4,578
Acquisition-related amortization(2a)	—	—	9,620	9,620
Restructuring and other costs(4)	—	—	15,492	15,492
Acquisition-related costs(5)	—	—	613	613
Litigation costs, net(6)	—	—	1,579	1,579
Indirect tax matters(7)	—	—	6,131	6,131
Stock-based compensation	—	—	12,230	12,230
Equity method income	469	—	—	469
Operating income (loss)	$163,175	$5,345	$(107,665)	$60,855
Interest expense, net				(129,294)
Other, net(3)				3,251
Equity method income				469
Provision for income taxes				(4,766)
Loss from continuing operations				$(69,485)

	Three Months Ended June 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$116,368	$(2,037)	$(68,236)	$46,095
Less:
Equity method income	459	—	—	459
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	59,372	59,372
Acquisition-related costs(5)	—	—	541	541
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	8,738	8,738
Operating income (loss)	$115,909	$(2,037)	$(156,055)	$(42,183)

Adjusted EBITDA	$136,641	$4,307	$(67,899)	$73,049
Less:
Depreciation and amortization of property and equipment(2b)	17,071	4,939	337	22,347
Amortization of capitalized implementation costs(2c)	3,202	1,405	—	4,607
Acquisition-related amortization(2a)	—	—	9,934	9,934
Restructuring and other costs(4)	—	—	59,372	59,372
Acquisition-related costs(5)	—	—	541	541
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	8,738	8,738
Equity method income	459	—	—	459
Operating income (loss)	$115,909	$(2,037)	$(156,055)	$(42,183)
Interest expense, net				(106,134)
Other, net(3)				17,225
Gain on extinguishment of debt				12,543
Equity method income				459
Provision for income taxes				(5,909)
Loss from continuing operations				$(123,999)

	Six Months Ended June 30, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$333,426	$7,818	$(116,486)	$224,758
Less:
Equity method income	1,429	—	—	1,429
Acquisition-related amortization(2a)	—	—	19,242	19,242
Restructuring and other costs(4)	—	—	10,439	10,439
Acquisition-related costs(5)	—	—	863	863
Litigation costs, net(6)	—	—	1,579	1,579
Indirect tax matters(7)	—	—	6,131	6,131
Stock-based compensation	—	—	26,135	26,135
Operating income (loss)	$331,997	$7,818	$(180,875)	$158,940

Adjusted EBITDA	$368,625	$18,442	$(116,067)	$271,000
Less:
Depreciation and amortization of property and equipment(2b)	28,759	7,662	419	36,840
Amortization of capitalized implementation costs(2c)	6,440	2,962	—	9,402
Acquisition-related amortization(2a)	—	—	19,242	19,242
Restructuring and other costs(4)	—	—	10,439	10,439
Acquisition-related costs(5)	—	—	863	863
Litigation costs, net(6)	—	—	1,579	1,579
Indirect tax matters(7)	—	—	6,131	6,131
Stock-based compensation	—	—	26,135	26,135
Equity method income	1,429	—	—	1,429
Operating income (loss)	$331,997	$7,818	$(180,875)	$158,940
Interest expense, net				(254,041)
Other, net(3)				(1,226)
Loss on extinguishment of debt				(37,994)
Equity method income				1,429
Provision for income taxes				(7,698)
Loss from continuing operations				$(140,590)

	Six Months Ended June 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$206,470	$(10,531)	$(122,168)	$73,771
Less:
Equity method income	882	—	—	882
Acquisition-related amortization(2a)	—	—	19,867	19,867
Restructuring and other costs(4)	—	—	59,053	59,053
Acquisition-related costs(5)	—	—	1,388	1,388
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	25,743	25,743
Operating income (loss)	$205,588	$(10,531)	$(237,453)	$(42,396)

Adjusted EBITDA	$251,349	$1,497	$(121,735)	$131,111
Less:
Depreciation and amortization of property and equipment(2b)	33,698	9,245	433	43,376
Amortization of capitalized implementation costs(2c)	11,181	2,783	—	13,964
Acquisition-related amortization(2a)	—	—	19,867	19,867
Restructuring and other costs(4)	—	—	59,053	59,053
Acquisition-related costs(5)	—	—	1,388	1,388
Litigation costs, net(6)	—	—	9,234	9,234
Stock-based compensation	—	—	25,743	25,743
Equity method income	882	—	—	882
Operating income (loss)	$205,588	$(10,531)	$(237,453)	$(42,396)
Interest expense, net				(205,918)
Other, net(3)				19,632
Gain on extinguishment of debt				12,543
Equity method income				882
Provision for income taxes				(8,108)
Loss from continuing operations				$(223,365)
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(39,959)	$(99,188)
Cash used in investing activities	(48,094)	(61,545)
Cash provided by financing activities	54,124	70,360

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(39,959)	$(99,188)
Additions to property and equipment	(47,794)	(48,190)
Free Cash Flow	$(87,753)	$(147,378)
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
(3) Other, net includes non-operating gains recognized in 2023 and the impacts of fair value adjustments of our GBT investment in all periods presented. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

(4) Restructuring and other costs in 2024 primarily represents charges and adjustments to charges associated with our cost reduction plan we began implementing in the second quarter of 2023. See Note 4. Restructuring Activities to our consolidated financial statements.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(6) Litigation costs, net represent charges associated with antitrust litigation and other foreign non-income tax contingency matters. See Note 13. Contingencies, to our consolidated financial statements.
(7) Indirect tax matters represents charges associated with certain digital tax matters, including a charge recorded as a result of newly adopted legislation in Canada.
(8) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$767,241	$737,529	$1,550,127	$1,480,224
Cost of revenue, excluding technology costs	321,481	316,370	642,575	623,412
Technology costs	219,268	284,279	441,559	555,717
Selling, general and administrative	165,637	179,063	307,053	343,491
Operating income (loss)	60,855	(42,183)	158,940	(42,396)
Interest expense, net	(129,294)	(106,134)	(254,041)	(205,918)
(Loss) gain on extinguishment of debt	—	12,543	(37,994)	12,543
Equity method income	469	459	1,429	882
Other, net	3,251	17,225	(1,226)	19,632
Loss from continuing operations before income taxes	(64,719)	(118,090)	(132,892)	(215,257)
Provision for income taxes	4,766	5,909	7,698	8,108
Loss from continuing operations	$(69,485)	$(123,999)	$(140,590)	$(223,365)

Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$695,050	$670,761	$24,289	4%
Hospitality Solutions	83,238	76,671	6,567	9%
Total segment revenue	778,288	747,432	30,856	4%
Eliminations	(11,047)	(9,903)	(1,144)	12%
Total revenue	$767,241	$737,529	$29,712	4%
Travel Solutions—Revenue increased $24 million, or 4%, for the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to:
•a $20 million, or 4% increase in transaction-based distribution revenue primarily due to favorable rate impacts from travel supplier mix and a 1% increase in direct billable bookings to 91 million; and
•a $4 million, or 3% increase in IT solutions revenue driven by an increase in other revenue and 5% growth in passengers boarded from existing partners, partially offset by a 7% decline in passengers boarded due to previously announced de-migrations.
Hospitality Solutions—Revenue increased $7 million, or 9%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $7 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 4% to 33 million driven by new customer deployments, and a favorable mix within our customer base.

Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$288,426	$270,590	$17,836	7%
Hospitality Solutions	37,833	37,136	697	2%
Corporate	1,310	13,813	(12,503)	(91)%
Depreciation and amortization	4,959	4,734	225	5%
Eliminations	(11,047)	(9,903)	(1,144)	12%
Total cost of revenue, excluding technology costs	$321,481	$316,370	$5,111	2%
Travel Solutions—Cost of revenue, excluding technology costs, increased $18 million, or 7%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $21 million increase in incentive consideration due to an increase in rates due to travel agency mix and slightly higher transaction volume. This increase was partially offset by a $3 million decrease in labor and professional services costs driven by our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $1 million, or 2% for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to increased costs associated with increased transaction volumes.
Corporate—Cost of revenue, excluding technology costs, decreased $13 million, or 91%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to a $12 million restructuring charge associated with the reduction of our workforce recognized in the previous year.
Technology Costs

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$176,898	$226,026	$(49,128)	(22)%
Hospitality Solutions	25,786	28,087	(2,301)	(8)%
Corporate	16,584	30,166	(13,582)	(45)%
Total technology costs	$219,268	$284,279	$(65,011)	(23)%
Travel Solutions—Technology costs decreased $49 million, or 22% for the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $26 million decrease in labor and professional services driven by our cost reduction plan, a $19 million decrease in technology costs due to cost savings related to our cloud migrations and mainframe offloads, and a decrease in depreciation and amortization of $4 million primarily due to the completion of amortization of certain capitalized internal use software.
Hospitality Solutions—Technology costs decreased $2 million, or 8%, for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to a $2 million decrease in labor and professional services driven by our cost reduction plan and a decrease in depreciation and amortization of $2 million due to the completion of amortization of certain capitalized internal use software. These decreases were partially offset by a $2 million increase in technology costs to support growth in the business.
Corporate—Technology costs decreased $14 million, or 45%, for the three months ended June 30, 2024 compared to the same period in the prior year due to a $10 million decrease in restructuring costs associated with our cost reduction plan and a $3 million decrease in labor and professional services driven by our cost reduction plan.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$63,365	$54,905	$8,460	15%
Hospitality Solutions	12,766	12,081	685	6%
Corporate	89,506	112,077	(22,571)	(20)%
Total selling, general and administrative expenses	$165,637	$179,063	$(13,426)	(7)%
Travel Solutions—Selling, general and administrative expenses increased $8 million, or 15%, for the three months ended June 30, 2024 compared to the same period in the prior year due to a $3 million increase in labor and professional services, a $3 million increase in other ongoing business expenses and a $1 million increase in legal costs.
Corporate—Selling, general and administrative expenses decreased $23 million, or 20%, for the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $19 million decrease in restructuring costs associated with our cost reduction plan, an $8 million decrease due to a tax litigation matter accrued in the prior year, a $3 million decrease in costs associated with our internal business systems, and a $2 million decrease in labor and professional services driven by our cost reduction plan. These decreases were partially offset by a $5 million increase in digital services tax as a result of recently enacted legislation in Canada, which was retroactive to 2022 and a $4 million increase in stock-based compensation primarily due to forfeitures of unvested shares in the prior period.
Interest expense, net

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$129,294	$106,134	$23,160	22%

Interest expense increased $23 million, or 22%, during the three months ended June 30, 2024 compared to the same period in the prior year primarily due to additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 7. Debt for further details regarding these debt transactions.
Gain on extinguishment of debt
We recognized a gain on extinguishment of debt of $13 million for the three months ended June 30, 2023 as a result of the refinancing activity that occurred in the second quarter of 2023. See Note 7. Debt for further details.
Other, net

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$(3,251)	$(17,225)	$13,974	(81)%
Other, net increased $14 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to other non-operating gains recognized in the prior period of $12 million and a $3 million increase due to realized and unrealized foreign currency exchange losses in the current period.
Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$4,766	$5,909	$(1,143)	(19)%

For the three months ended June 30, 2024, we recognized $5 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $6 million, representing an effective tax rate of less than 1% for the three months ended June 30, 2023. The effective tax rate decreased for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$1,408,683	$1,348,202	$60,481	4%
Hospitality Solutions	162,057	150,483	11,574	8%
Total segment revenue	1,570,740	1,498,685	72,055	5%
Eliminations	(20,613)	(18,461)	(2,152)	12%
Total revenue	$1,550,127	$1,480,224	$69,903	5%
Travel Solutions—Revenue increased $60 million, or 4%, for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to:
•a $67 million, or 6%, increase in transaction-based distribution revenue due to favorable rate impacts from improved international and corporate bookings and a 1% increase in direct billable bookings to 189 million; and
•a $6 million or 2%, decrease in IT solutions revenue driven by a $28 million decline in revenue from customers that have de-migrated from our systems, including the impact of termination fees from a certain carrier in the prior year. This decrease was partially offset by an increase of $7 million due to volume growth, excluding the impact of customers that have de-migrated, a $4 million increase in license fee revenue, a $4 million increase in revenue recognized due to changes in facts and circumstances associated with certain carriers, and a $7 million increase in other revenue.
Hospitality Solutions—Revenue increased $12 million, or 8%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $13 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 4% to 62 million driven by new customer deployments, and a favorable mix within our customer base. This increase was partially offset by a $1 million decrease in DX revenue.

Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$577,276	$538,017	$39,259	7%
Hospitality Solutions	74,392	74,193	199	—%
Corporate	1,357	15,365	(14,008)	(91)%
Depreciation and amortization	10,163	14,298	(4,135)	(29)%
Eliminations	(20,613)	(18,461)	(2,152)	12%
Total cost of revenue, excluding technology costs	$642,575	$623,412	$19,163	3%
Travel Solutions—Cost of revenue, excluding technology costs, increased $39 million, or 7%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $44 million increase in incentive consideration due to an increase in rates as well as higher transaction volume. This increase was partially offset by a $6 million decrease in labor and professional services costs primarily due to our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, remained flat for the six months ended June 30, 2024 compared to the same period in the prior year. Increased costs associated with increased transaction volumes and the mix of our transactions across our distribution channels were offset by a $2 million decrease in labor and professional services costs driven by our cost reduction plan.
Corporate—Cost of revenue, excluding technology costs, decreased $14 million, or 91%, for the six months ended June 30, 2024 primarily due to a $12 million restructuring charge associated with the reduction of our workforce recognized in the previous year and a $2 million decrease in labor and professional services driven by our cost reduction plan.

Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $4 million, or 29%, for the six months ended June 30, 2024 primarily due to the acceleration of amortization of certain customer implementation costs in the prior year, in connection with a customer de-migrating from our systems.
Technology Costs

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$365,457	$459,046	$(93,589)	(20)%
Hospitality Solutions	51,608	57,976	(6,368)	(11)%
Corporate	24,494	38,695	(14,201)	(37)%
Total technology costs	$441,559	$555,717	$(114,158)	(21)%

Travel Solutions—Technology costs decreased $94 million, or 20%, for the six months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $56 million decrease in labor and professional services driven by our cost reduction plan, a $33 million decrease in technology costs due to cost savings related to our cloud migrations and mainframe offloads, and a $6 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software.
Hospitality Solutions—Technology costs decreased $6 million, or 11%, for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $7 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $2 million increase in technology costs to support growth in the business.
Corporate—Technology costs decreased $14 million, or 37%, for the six months ended June 30, 2024 compared to the same period in the prior year due to an $11 million decrease in restructuring costs associated with our cost reduction plan, a $1 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, and a $1 million decrease in labor and professional services driven by our cost reduction plan.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$127,310	$134,028	$(6,718)	(5)%
Hospitality Solutions	25,250	26,070	(820)	(3)%
Corporate	154,493	183,393	(28,900)	(16)%
Total selling, general and administrative expenses	$307,053	$343,491	$(36,438)	(11)%

Travel Solutions—Selling, general and administrative expenses decreased $7 million, or 5%, for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $6 million decrease in labor and professional services primarily driven by our cost reduction plan, a $2 million decrease in legal costs, and a $2 million decrease in the provision for credit losses. These decreases were partially offset by a $2 million increase in other ongoing business expenses.

Hospitality Solutions—Selling, general and administrative expenses decreased $1 million, or 3%, for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $2 million decrease in the provision for credit losses and a $1 million decrease in labor and professional services driven by our cost reduction plan.

Corporate—Selling, general and administrative expenses decreased $29 million, or 16%, for the six months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $22 million decrease in restructuring costs associated with our cost reduction plan, an $8 million decrease due to a tax litigation matter accrued in the prior year, an $8 million decrease in labor and professional services driven by our cost reduction plan, and a $1 million decrease in depreciation and amortization. These decreases were partially offset by a $7 million increase in digital services tax as a result of recently enacted legislation in Canada, which was retroactive to 2022, and a $3 million increase in stock-based compensation primarily due to forfeitures of unvested shares in the prior year.

Interest expense, net

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$254,041	$205,918	$48,123	23%

Interest expense increased $48 million, or 23% during the six months ended June 30, 2024 compared to the same period in the prior year primarily due to additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 7. Debt for further details regarding these debt transactions.
Loss/Gain on extinguishment of debt
We recognized a loss on extinguishment of debt of $38 million during the six months ended June 30, 2024 as a result of the refinancing activity that occurred in the first quarter of 2024. We recognized a gain on extinguishment of debt of $13 million during the six months ended June 30, 2023 as a result of the refinancing activity that occurred in the second quarter of 2023. See Note 7. Debt for further details.
Other, net

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$1,226	$(19,632)	$20,858	(106)%
Other, net increased $21 million for the six months ended June 30, 2024 compared to the same period in the prior year primarily due to a $15 million increase due to other non-operating gains recognized in the prior year, a $4 million increase due to realized and unrealized foreign currency exchange losses in the current period, and a change in fair value of our investments in securities from a gain of $4 million in the prior year period to a gain of $1 million in the current year period. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$7,698	$8,108	$(410)	(5)%

For the six months ended June 30, 2024, we recognized $8 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $8 million, also representing an effective tax rate of less than 1% for the six months ended June 30, 2023. The effective tax rate decreased for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2024 and December 31, 2023, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$612,614	$648,207
Available undrawn balance under the AR Facility(1)	—	400
AR Facility outstanding balance(1)	94,100	110,000
Available under the bilateral letter of credit facility	11,906	8,486
Outstanding letters of credit under the bilateral letter of credit facility	8,094	11,514
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of June 30, 2024, we had $94 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2024 and December 31, 2023. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the second quarter of 2024. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months.
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
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2024 free cash flow to be positive.
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2023 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss (“NOL”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2024, and we also expect to benefit from the usage of NOLs in 2024 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2024. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted taxes on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. These regulations have generally been labeled as a digital services tax (“DST”). Rates for DST we incur range from 1.5% to 3% of revenue earned in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations. During the second quarter of 2024, we recorded $8 million of DST related to recently enacted legislation in Canada, of which $6 million was retroactive to periods prior to 2024. These amounts will become due in the second quarter of 2025.
Capital Resources
As of June 30, 2024, our outstanding debt totaled $5.0 billion, which is net of debt issuance costs and unamortized discounts of $126 million. Currently approximately 42% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 24% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2023 and through the second quarter of 2024, in response to the geopolitical conflict, increases in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and the first quarter of 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time. Furthermore, we may be required to pay US Airways' reasonable attorneys' fees and costs related to that antitrust litigation. See Note 13. Contingencies, to our consolidated financial statements.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of June 30, 2024, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility, the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the “Pari Passu Loan Agreement”). The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under the 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding Senior Secured Notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% Senior Secured Notes due 2025 (the “June 2023 Refinancing”) and $15 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% Senior Secured Notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the six months ended June 30, 2023 of $13 million.

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
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the six months ended June 30, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of June 30, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of June 30, 2024, we had $214 million outstanding under the Securitization Facility, consisting of $94 million under the AR Facility and $120 million outstanding under the FILO Facility.

Dividends
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We accrued $5 million and $11 million of preferred stock dividends in our consolidated results of operations for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, we paid cash dividends on our preferred stock of $5 million and $11 million. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 11. Stock and Stockholders' Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the six months ended June 30, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we are undertaking as a result of the market conditions caused by COVID-19. As of June 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Senior Secured Credit Facilities
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of June 30, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Cash Flows

	Six Months Ended June 30,
	2024	2023

	(Amounts in thousands)
Cash used in operating activities	$(39,959)	$(99,188)
Cash used in investing activities	(48,094)	(61,545)
Cash provided by financing activities	54,124	70,360
Cash provided by discontinued operations	—	80
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,663)	1,554
Decrease in cash, cash equivalents and restricted cash	$(35,592)	$(88,739)
Operating Activities
Cash used in operating activities totaled $40 million for the six months ended June 30, 2024. The $59 million increase in operating cash flow from the same period in the prior year was primarily due to revenue growth from favorable rate impacts from travel supplier mix and an increase in global hotel and other travel bookings, as well as the impacts of our cost reduction plans and technology transformation efforts, which have improved our profitability and cash, a $33 million decrease in interest payments related to our debt, primarily due to the deferral of paid-in-kind interest and a $15 million decrease in severance payments made in connection with our cost reduction plan. These changes were partially offset by payments of $17 million associated primarily with employee retention plans.
Investing Activities
For the six months ended June 30, 2024, we used $48 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems.
For the six months ended June 30, 2023, we used $48 million of cash for capital expenditures primarily related to software developed for internal use and $13 million for acquisition-related activity.
Financing Activities
For the six months ended June 30, 2024, financing activities provided $54 million. Significant highlights of our financing activities include:
•proceeds of $150 million from the issuance of the 2026 Exchangeable Notes;
•payment of $150 million on our 2025 Exchangeable Notes;
•proceeds of $120 million from the issuance of the FILO Facility;

•proceeds of $50 million from the issuance of our June 2027 Notes;
•payment of $50 million for debt discount and issuance costs;
•payment of $36 million on our September 2025 Notes and $7 million on our April 2025 Notes;
•net payment of $16 million on borrowings on our AR Facility; and
•net payments of $6 million from the settlement of employee stock-option awards.
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
•payment of $54 million on our term loans under the Amended and Restated Credit Agreement, $48 million of which is a prepayment from the sale of our AirCentre portfolio in 2022;
•payment of $23 million for debt discount and issuance costs;
•proceeds of $16 million from the sale of our common shares of the direct parent of Conferma;
•payment of $11 million in dividends on our then outstanding preferred stock; and
•net payments of $6 million from the settlement of employee stock-option awards.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2023 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 15, 2024, other than impacts of the March 2024 Exchange Transaction, 2026 Exchangeable Notes, and the Securitization Facility.
We had no off balance sheet arrangements during the six months ended June 30, 2024 and year ended December 31, 2023.
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
Various factors have caused, and may in the future cause, temporary or sustained disruption to leisure and business travel. The impact these disruptions have had, and would in the future have, on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions and inflationary pressures; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. In addition, sustained disruptions from COVID-19 negatively impacted our business, and the extent of our recovery following these disruptions is uncertain. While we have experienced a gradual recovery in our primary metrics over the past few years, we cannot predict the long-term effects of the pandemic on our business or the travel industry as a whole. If our business or the travel industry is fundamentally changed by the COVID-19 outbreak in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the travel industry recovers. Developments that could affect the extent of any future recovery include, but are not limited to, the effect of changes in hiring levels and remote working arrangements; the speed and extent of the recovery across the broader travel ecosystem; and short- and long-term changes in travel patterns, including business or long-haul travel. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business.
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
Adapting to new technological and marketplace developments may require substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We may experience difficulties that could delay or prevent the successful development, marketing and implementation of platforms, enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Effective October 30, 2022, Russian legislation and related regulations have required activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted and is expected to continue to negatively impact our revenue and results. On May 23, 2024, Russia issued a decree establishing a process for the seizure of assets of U.S. companies and nationals in Russia. Any implementation of this decree would significantly limit our operations and ability to provide services in Russia, negatively impacting our revenue and results.
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex. While we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we believe we have substantially addressed. In identifying these elements, we became aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI). If OFSI were to impose a penalty, we believe that it would not be material; however, there can be no assurance of the amount of any such penalty.
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
We have a significant amount of indebtedness. As of June 30, 2024, we had $5.0 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
The agreements governing our indebtedness contain and the agreements governing our future indebtedness will likely contain various covenants, including those that restrict our or our subsidiaries’ ability to, among other things: (1) incur liens on our property, assets and revenue; (2) borrow money, and guarantee or provide other support for the indebtedness of third parties; (3) pay dividends or make other distributions on, redeem or repurchase our capital stock; (4) prepay, redeem or repurchase certain of our indebtedness; (5) enter into certain change of control transactions; (6) make investments in entities that we do not control, including equity method investments and joint ventures; (7) enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries; (8) enter into certain transactions with affiliates; (9) enter into secured financing arrangements; (10) enter into sale and leaseback transactions; (11) change our fiscal year; and (12) enter into substantially different lines of business. These covenants may limit our ability to effectively operate our businesses or maximize stockholder value. Any failure to comply with the restrictions of our Amended and Restated Credit Agreement or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-

default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds.
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
Our consolidated balance sheets as of June 30, 2024 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2024, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). We do not expect the Inflation Reduction Act of 2022 to have a significant impact on the Company's tax rate and financial results in the near future. We will continue to evaluate its impact as further information becomes available. In addition, the Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules are effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted taxes on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. These regulations have generally been labeled as a digital services tax (“DST”). We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future impact of the DST, including on our global operations, is uncertain, and our business and financial condition could be adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the second quarter of 2024. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of June 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.141*	Amendment Number 5 dated as of 15 May 2024 to that certain Amended and Restated Master Services Agreement dated as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc.
10.142*
Amendment Number 27 dated as of 15 May 2024 to that certain Service Agreement No. 1 dated as of 1 August 2020 made pursuant to that certain Amended and Restated Master Services Agreement dated as of 1 August 2020 by and between DXC Technology Services LLC and Sabre GLBL Inc.

10.143†*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2024 Director Equity Compensation Plan
10.144†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan
10.145†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	August 1, 2024	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)