Form 10-Q
period 2024-09-30
Sabre Corp
filed 2024-10-31
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 25, 2024, 385,853,987 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$764,714	$740,461	$2,314,841	$2,220,685
Cost of revenue, excluding technology costs	322,257	294,120	964,832	917,532
Technology costs	211,284	243,404	652,843	799,121
Selling, general and administrative	161,046	150,736	468,099	494,227
Operating income	70,127	52,201	229,067	9,805
Other expense:
Interest expense, net	(127,669)	(119,372)	(381,710)	(325,290)
Loss on extinguishment of debt, net	—	(121,120)	(37,994)	(108,577)
Equity method income	430	512	1,859	1,394
Other, net	879	(11,548)	(347)	8,084
Total other expense, net	(126,360)	(251,528)	(418,192)	(424,389)
Loss from continuing operations before income taxes	(56,233)	(199,327)	(189,125)	(414,584)
Provision for income taxes	6,900	8,462	14,598	16,570
Loss from continuing operations	(63,133)	(207,789)	(203,723)	(431,154)
Loss from discontinued operations, net of tax	—	(116)	—	(517)
Net loss	(63,133)	(207,905)	(203,723)	(431,671)
Net (loss) income attributable to noncontrolling interests	(315)	379	338	(522)
Net loss attributable to Sabre Corporation	(62,818)	(208,284)	(204,061)	(431,149)
Preferred stock dividends	—	3,564	—	14,257
Net loss attributable to common stockholders	$(62,818)	$(211,848)	$(204,061)	$(445,406)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Net loss per common share	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Net loss per common share	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Weighted-average common shares outstanding:
Basic	385,729	345,128	383,013	335,460
Diluted	385,729	345,128	383,013	335,460
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(63,133)	$(207,905)	$(203,723)	$(431,671)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	3,989	(3,089)	3,453	769
Retirement-related benefit plans:
Net actuarial gain, net of taxes of nil in all periods	(24)	90	(24)	90
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(1,074)	(1,074)
Amortization of actuarial losses, net of taxes of nil in all periods	703	575	2,109	1,726
Net change in retirement-related benefit plans, net of tax	321	307	1,011	742
Derivatives:
Unrealized (losses) gains, net of taxes of nil in all periods	(6,733)	3,703	2,600	4,588
Reclassification adjustment for realized gains, net of taxes of nil in all periods	(2,133)	(2,057)	(6,178)	(4,473)
Net change in derivatives, net of tax	(8,866)	1,646	(3,578)	115
Share of other comprehensive loss of equity method investments	108	(45)	(297)	(382)
Other comprehensive income	(4,448)	(1,181)	589	1,244
Comprehensive loss	(67,581)	(209,086)	(203,134)	(430,427)
Less: Comprehensive (income) loss attributable to noncontrolling interests	315	(379)	(338)	522
Comprehensive loss attributable to Sabre Corporation	$(67,266)	$(209,465)	$(203,472)	$(429,905)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$668,763	$648,207
Restricted cash	21,038	21,037
Accounts receivable, net of allowance for credit losses of $28,425 and $34,343	408,724	343,436
Prepaid expenses and other current assets	97,491	145,911
Total current assets	1,196,016	1,158,591
Property and equipment, net of accumulated depreciation of $1,881,284 and $1,851,191	249,577	233,677
Equity method investments	21,996	22,343
Goodwill	2,557,259	2,554,039
Acquired customer relationships, net of accumulated amortization of $806,399 and $827,529	197,796	214,190
Other intangible assets, net of accumulated amortization of $592,829 and $787,511	150,071	161,913
Deferred income taxes	11,468	10,201
Other assets, net	308,975	317,240
Total assets	$4,693,158	$4,672,194

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$243,678	$231,767
Accrued compensation and related benefits	112,032	135,620
Accrued subscriber incentives	271,036	237,421
Deferred revenues	78,839	108,256
Other accrued liabilities	222,574	197,609
Current portion of debt	244,978	4,040
Total current liabilities	1,173,137	914,713
Deferred income taxes	30,552	30,745
Other noncurrent liabilities	229,206	258,719
Long-term debt	4,790,313	4,829,461
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	13,277	14,375
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 414,637 and 405,915 shares issued, 385,831 and 379,569 shares outstanding at September 30, 2024 and December 31, 2023, respectively	4,146	4,059
Additional paid-in capital	3,290,673	3,249,901
Treasury Stock, at cost, 28,806 and 26,346 shares at September 30, 2024 and December 31, 2023, respectively	(526,725)	(520,124)
Accumulated deficit	(4,252,454)	(4,048,393)
Accumulated other comprehensive loss	(73,333)	(73,922)
Noncontrolling interest	14,366	12,660
Total stockholders’ deficit	(1,543,327)	(1,375,819)
Total liabilities and stockholders’ deficit	$4,693,158	$4,672,194

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(203,723)	$(431,671)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	98,215	113,871
Paid-in-kind interest	89,877	26,386
Stock-based compensation expense	40,776	38,837
Loss on extinguishment of debt, net	37,994	108,577
Amortization of upfront incentive consideration	25,744	26,300
Amortization of debt discount and issuance costs	21,131	16,531
Deferred income taxes	(5,417)	(2,402)
(Gain) loss on investment fair value adjustment	(3,234)	10,000
Provision for expected credit losses	2,801	7,421
Dividends received from equity method investments	1,833	1,514
Other	631	(4,714)
Loss from discontinued operations	—	517
Changes in operating assets and liabilities:
Accounts and other receivables	(67,964)	(64,072)
Prepaid expenses and other current assets	(3,490)	20,480
Capitalized implementation costs	(13,813)	(6,576)
Upfront incentive consideration	(9,027)	(13,313)
Other assets	(13,401)	(1,902)
Accrued compensation and related benefits	(33,855)	(12,950)
Accounts payable and other accrued liabilities	54,696	93,728
Deferred revenue including upfront solution fees	(31,924)	33,657
Cash used in operating activities	(12,150)	(39,781)
Investing Activities
Additions to property and equipment	(68,052)	(68,610)
Proceeds from sale of investment in securities	54,834	—
Other investing activities	(300)	—
Acquisitions, net of cash acquired	—	(12,021)
Cash used in investing activities	(13,518)	(80,631)
Financing Activities
Proceeds on borrowings from lenders	200,090	1,530,473
Payments on borrowings from lenders	(194,716)	(1,572,719)
Proceeds from borrowings under Securitization Facility	155,600	208,600
Payments on borrowings under Securitization Facility	(58,300)	(78,600)
Debt prepayment fees and issuance costs	(50,020)	(158,982)
Net payment on the settlement of equity-based awards	(6,605)	(5,451)
Proceeds from sale of redeemable shares in subsidiary	—	16,000
Dividends paid on preferred stock	—	(16,039)
Other financing activities	—	4,200
Cash provided by (used in) financing activities	46,049	(72,518)
Cash Flows from Discontinued Operations
Cash used in operating activities	—	(148)
Cash used in discontinued operations	—	(148)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	176	(205)
Increase (decrease) in cash, cash equivalents and restricted cash	20,557	(193,283)
Cash, cash equivalents and restricted cash at beginning of period	669,244	815,923
Cash, cash equivalents and restricted cash at end of period	$689,801	$622,640
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	—	—	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	—	$—	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)
Comprehensive loss	—	—	—	—	—	—	—	(69,760)	833	691	(68,236)
Settlement of stock-based awards	—	—	5,427,133	54	(3)	1,374,482	(4,322)	—	—	—	(4,271)
Stock-based compensation expense	—	—	—	—	12,230	—	—	—	—	—	12,230
Other	—	—	—	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	—	$—	414,404,794	$4,144	$3,276,032	28,741,921	$(526,524)	$(4,189,636)	$(68,885)	$14,274	$(1,490,595)
Comprehensive loss	—	—	—	—	—	—	—	(62,818)	(4,448)	92	(67,174)
Settlement of stock-based awards	—	—	232,390	2	—	63,959	(201)	—	—	—	(199)
Stock-based compensation expense	—	—	—	—	14,641	—	—	—	—	—	14,641
Balance at September 30, 2024	—	$—	414,637,184	$4,146	$3,290,673	28,805,880	$(526,725)	$(4,252,454)	$(73,333)	$14,366	$(1,543,327)

	Stockholders’ Deficit
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive income	—	—	—	—	—	—	—	(98,934)	1,252	(451)	(98,133)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,346)	—	—	(5,346)
Settlement of stock-based awards	—	—	4,671,781	47	(5)	1,304,145	(5,289)	—	—	—	(5,247)
Stock-based compensation expense	—	—	—	—	17,005	—	—	—	—	—	17,005
Balance at March 31, 2023	3,290,000	$33	358,108,284	$3,581	$3,215,580	26,199,143	$(519,504)	$(3,610,808)	$(64,479)	$11,049	$(964,548)
Comprehensive loss	—	—	—	—	—	—	—	(123,931)	1,172	516	(122,243)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(5,347)	—	—	(5,347)
Settlement of stock-based awards	—	—	455,208	5	—	67,470	(261)		—	—	(256)
Stock-based compensation expense	—	—	—	—	8,738	—	—	—	—	—	8,738
Balance at June 30, 2023	3,290,000	$33	358,563,492	$3,586	$3,224,318	26,266,613	$(519,765)	$(3,740,086)	$(63,307)	$11,565	$(1,083,656)
Comprehensive loss	—	—	—	—	—	—	—	(208,284)	(1,180)	654	(208,810)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(3,564)	—	—	(3,564)
Conversion of preferred stock to common stock	(3,290,000)	(33)	46,999,367	470	(437)	—	—	—	—	—	—
Settlement of stock-based awards	—	—	218,153	2	380	56,251	(276)	—	—	—	106
Stock-based compensation expense	—	—	—	—	13,094	—	—	—	—	—	13,094
Other	—	—	—	—	174	—	—	—	—	—	174
Balance at September 30, 2023	—	$—	405,781,012	$4,058	$3,237,529	26,322,864	$(520,041)	$(3,951,934)	$(64,487)	$12,219	$(1,282,656)

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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 15, 2024.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued updated guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statement disclosures.
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
The following table presents our assets and liabilities with customers as of September 30, 2024 and December 31, 2023 (in thousands).

Account	Consolidated Balance Sheet Location	September 30, 2024	December 31, 2023
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$31,648	$42,029
Trade and unbilled receivables, net	Accounts receivable, net	406,241	341,362
Long-term trade unbilled receivables, net	Other assets, net	20,489	20,265
Contract liabilities	Deferred revenues / other noncurrent liabilities	135,001	166,911
______________________
(1) Includes contract assets of $8 million and $11 million for September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024, we recognized revenue of approximately $52 million from contract liabilities that existed as of January 1, 2024. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distribution	$550,996	$524,801	$1,673,848	$1,581,092
IT Solutions	140,304	147,128	426,135	439,039
Total Travel Solutions	691,300	671,929	2,099,983	2,020,131
SynXis Software and Services	76,953	70,795	225,662	206,828
Other	7,044	7,786	20,392	22,236
Total Hospitality Solutions	83,997	78,581	246,054	229,064
Total Segment Revenue	775,297	750,510	2,346,037	2,249,195
Eliminations	(10,583)	(10,049)	(31,196)	(28,510)
Total Sabre Revenue	$764,714	$740,461	$2,314,841	$2,220,685
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2024, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $6 million.
Our air booking cancellation reserve totaled $12 million and $10 million as of September 30, 2024, and December 31, 2023, respectively.
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

As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of September 30, 2024 and 2023, the redeemable noncontrolling interest was $13 million and $15 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$14,375	$—
Proceeds from sale of redeemable noncontrolling interest	—	16,000
Net loss attributable to redeemable noncontrolling interest	(1,098)	(1,278)
Redeemable noncontrolling interest, end of period	$13,277	$14,722

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
Since the second quarter of 2023, we have incurred costs of $81 million in connection with this business plan. These restructuring costs are comprised of $75 million that has been or will be paid in cash for severance and related benefits costs and $6 million paid related to other restructuring costs. During the nine months ended September 30, 2024, we recorded $18 million in additional severance and related benefits costs, of which $1 million is recorded within cost of revenue, excluding technology costs, $13 million is recorded within technology costs and $4 million is recorded within selling, general and administrative costs within our consolidated statement of operations. The majority of these additional costs is expected to be paid by the end of the first quarter of 2025. We also recorded a $10 million adjustment to the accrued liability for estimated amounts that are no longer expected to be paid.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$17,288
Charges	18,285
Cash Payments	(10,764)
Non-Cash Adjustments	(9,765)
Balance as of September 30, 2024	$15,044
5. Income Taxes

    For the nine months ended September 30, 2024, we recognized $15 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $17 million, also representing an effective tax rate of less than 1% for the nine months ended September 30, 2023. The effective tax rate decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. We have determined that a portion of the deferred tax assets related to certain federal, state, and foreign net operating losses, interest limitation and other assets are not more likely than not to be realized and have recorded a valuation allowance against such assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2024 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$34,343
Provision for expected credit losses	2,801
Write-offs	(8,671)
Other	(48)
Balance at September 30, 2024	$28,425

7. Debt
As of September 30, 2024 and December 31, 2023, our outstanding debt included in our consolidated balance sheets totaled $5,035 million and $4,834 million, respectively, which are net of debt issuance costs of $60 million and $63 million, respectively, and unamortized discounts of $59 million and $65 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2024 and December 31, 2023 (in thousands):

	Rate	Maturity	September 30, 2024	December 31, 2023
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$390,870	$392,015
2021 Term Loan B-2	S(1) + 3.50%	December 2027	614,151	614,151
2022 Term Loan B-1	S(1) + 4.25%	June 2028	603,447	603,447
2022 Term Loan B-2	S(1) + 5.00%	June 2028	645,310	645,310
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	843,735	753,859
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	87,300	110,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	—
9.25% senior secured notes due 2025	9.25%	April 2025	31,547	38,895
7.375% senior secured notes due 2025	7.375%	September 2025	26,796	63,019
4.00% senior exchangeable notes due 2025	4.00%	April 2025	183,220	333,220
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	903,077	852,987
11.25% senior secured notes due 2027	11.25%	December 2027	555,000	555,000
Face value of total debt outstanding			5,154,453	4,961,903
Less current portion of debt outstanding			(245,925)	(4,040)
Face value of long-term debt outstanding			$4,908,528	$4,957,863
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
We had outstanding letters of credit totaling $9 million and $12 million as of September 30, 2024 and December 31, 2023, respectively, which were secured by a $21 million cash collateral deposit account.
The weighted average interest rate on our short-term borrowings, which include our 9.25% Senior Secured Notes due 2025, 4.00% Senior Exchangeable Notes due 2025, 7.375% Senior Secured Notes due 2025 and the current portions of the 2021 Term Loan B-1 and 2022 Term Loan B-1, is 5.13% as of September 30, 2024.
Senior Secured Credit Facilities
On May 16, 2023, Sabre GLBL entered into Amendment No. 5 to the Credit Agreement (the “SOFR Amendment”). The SOFR Amendment was entered into pursuant to the Amended and Restated Credit Agreement, dated as of February 19, 2013. The SOFR Amendment provides for the replacement of the London Interbank Offering Rate ("LIBOR")-based rates with a SOFR-based rate for the 2021 Term Loan B-1 and 2021 Term Loan B-2 and amends certain provisions of the Credit Agreement. The change from LIBOR to SOFR is due to the reference rate reform and the phasing out of LIBOR as a loan benchmark. The SOFR Amendment did not have a material impact on our financial position or results of operations.
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of September 30, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
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
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. As of September 30, 2024, the Reference Rate was 13.07%. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $29 million during the three months ended September 30, 2024 and $90 million during the nine months ended September 30, 2024.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of September 30, 2024, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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

On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the nine months ended September 30, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of September 30, 2024, we had $207 million outstanding under the Securitization Facility, consisting of $87 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee was increased from 2.25% to 4.00%. The drawn fee, which was 3.75% as of September 30, 2024, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $1 million for the nine months ended September 30, 2024 and $2 million for the year ended December 31, 2023, which are recorded in other assets, net in our consolidated financial statements.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of September 30, 2024, $378 million of Receivables are held as assets by Sabre Securitization, consisting of $369 million of accounts receivable and $9 million of other assets, net in our consolidated balance sheet.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of September 30, 2024, we were in compliance with and expect to be in compliance with the financial covenants of the Securitization Facility for at least the next twelve months.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a debt agreement (the "2025 Exchangeable Notes Indenture") consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the 2025 Exchangeable Notes Indenture. As of September 30, 2024, we have $183 million aggregate principal amount of 2025 Exchangeable Notes outstanding.
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
•upon the occurrence of specified corporate events; or
•on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, April 15, 2025. We plan to use the "default settlement method", which is to settle up to the principal amount of any exchange of 2025 Exchangeable Notes with cash, and any excess value with shares of our common stock. Any settlement requests received during this 6-month period between October 15, 2024 and the maturity date of April 15, 2025 would be settled upon maturity on April 15, 2025.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2025 Exchangeable Notes Indenture), the holders of the 2025 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2025 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2025 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2024, none of the conditions allowing holders of the 2025 Exchangeable Notes to exchange have been met.
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
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of September 30, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
As of September 30, 2024, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
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
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results of operations. The effective interest rates at September 30, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively. The effective interest rate at September 30, 2023 was 4.78% for the 2025 Exchangeable Notes.
The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$183,220	$150,000	$333,220	$—
Less: Unamortized debt issuance costs	764	3,792	3,256	—
Net carrying value	$182,456	$146,208	$329,964	$—

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$1,832	$2,745	$3,332	$—	$6,797	$5,856	$9,997	$—
Amortization of issuance costs	346	471	600	—	1,266	993	1,779	—

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2024, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.

Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2024 and 2023, are as follows:

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
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three and nine months ended September 30, 2024, we recognized a cash flow benefit of $2 million and $6 million, respectively, related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of September 30, 2024, we estimate that $2 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$538	$2,413
Interest rate swaps	Other accrued liabilities	(2,893)	—
Interest rate swaps	Other noncurrent liabilities	$(3,103)	(4,129)
Total		$(5,458)	$(1,716)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Amount of (Losses) Gains Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(6,733)	$3,703	$2,600	$4,588
Total	$(6,733)	$3,703	$2,600	$4,588

		Amount of Gains Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$(2,133)	$(2,057)	$(6,178)	$(4,473)
Total		$(2,133)	$(2,057)	$(6,178)	$(4,473)

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $2 million and $3 million for the three and nine months ended September 30, 2024, respectively.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value at Reporting Date Using
Assets:	September 30, 2024	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$538	$—	$538	$—
Investment in securities	467	467	—	—
Money market funds	423,755	423,755	—	—
Time deposits	77,568	—	77,568	—
Total assets	$502,328	$424,222	$78,106	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(5,996)	$—	$(5,996)	$—
Total liabilities	$(5,996)	$—	$(5,996)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$2,413	$—	$2,413	$—
Investment in securities	51,970	51,970	—	—
Money market funds	261,551	261,551	—	—
Time deposits	177,608	—	177,608	—
Total assets	$493,542	$313,521	$180,021	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(4,129)	$—	$(4,129)	$—
Total liabilities	$(4,129)	$—	$(4,129)	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2024.
Unrealized gains recognized during the three and nine months ended September 30, 2024 from our investments in securities were not material. Unrealized losses recognized from our investments in securities during the three and nine months ended September 30, 2023, totaled $14 million and $10 million, respectively, which is recorded to Other, net within our results of operations.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025 and 2027 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of September 30, 2024.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024		As of December 31, 2023
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$366,196	$390,329	$344,973	$391,366
2021 Term Loan B-2	575,382	611,130	540,069	610,545
2022 Term Loan B-1	570,258	599,189	535,559	598,419
2022 Term Loan B-2	617,078	622,625	576,343	618,888
Senior Secured Term Loan Due 2028	843,470	825,082	726,582	732,901
9.25% senior secured notes due 2025	31,988	31,547	38,291	38,895
7.375% senior secured notes due 2025	26,680	26,796	60,496	63,019
4.00% senior exchangeable notes due 2025	180,485	183,220	326,841	333,220
7.32% senior exchangeable notes due 2026	162,941	150,000	—	—
8.625% senior secured notes due 2027	889,328	903,077	776,598	852,987
11.25% senior secured notes due 2027	576,900	547,726	545,024	546,384
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test and we did not record any goodwill impairment charges for the three and nine months ended September 30, 2024.
10. Accumulated Other Comprehensive Loss
As of September 30, 2024 and December 31, 2023, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2024	December 31, 2023
Defined benefit pension and other postretirement benefit plans	$(77,045)	$(78,056)
Unrealized foreign currency translation gain	12,600	9,147
Unrealized loss on interest rate swaps	(6,447)	(2,869)
Share of other comprehensive loss of equity method investments	(2,441)	(2,144)
Total accumulated other comprehensive loss, net of tax	$(73,333)	$(73,922)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of September 30, 2024, we have contributed $12 million to our defined benefit pension plan in 2024. Based on current assumptions, we expect to make additional contributions of up to $1 million in 2024 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
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
We accrued $4 million and $14 million of preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2023, we paid cash dividends on our preferred stock of $5 million and $16 million, respectively.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of September 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of September 30, 2024, we have $183 million and $150 million aggregate principal amount of 2025 Exchangeable Notes and 2026 Exchangeable Notes outstanding, respectively. See Note 7. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock. Beginning on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Exchangeable Notes, April 15, 2025, we plan to use the "default settlement method" to settle the 2025 Exchangeable Notes, which is to settle up to the principal amount of any exchange of 2025 Exchangeable Notes with cash, and any excess value with shares of our common stock. Any settlement requests received during this 6-month period between October 15, 2024 and the maturity date of April 15, 2025 would be settled upon maturity of the 2025 Exchangeable Notes on April 15, 2025.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(63,133)	$(207,789)	$(203,723)	$(431,154)
Less: Net income (loss) attributable to noncontrolling interests	(315)	379	338	(522)
Less: Preferred stock dividends	—	3,564	—	14,257
Net loss from continuing operations available to common stockholders, diluted	$(62,818)	$(211,732)	$(204,061)	$(444,889)
Denominator:
Basic weighted-average common shares outstanding	385,729	345,128	383,013	335,460
Diluted weighted-average common shares outstanding	385,729	345,128	383,013	335,460
Loss per share from continuing operations:
Basic	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Diluted	$(0.16)	$(0.61)	$(0.53)	$(1.33)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 3 million and 2 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2024, and 6 million and 3 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2023, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 1 million and 3 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2024, respectively, and 4 million and 5 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2023, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of the period, the 2026 Exchangeable Notes are assumed to be converted at the issuance date of March 19, 2024, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 57 million and 42 million resulting common shares related to the Exchangeable Notes for the three and nine months ended September 30, 2024 and 2023, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitles US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. The court referred the issue of the attorneys' fees and costs to a magistrate judge. The magistrate issued a recommendation, which the court has adopted in full, that US Airways is entitled to a reasonable attorneys' fees award, but that the award is subject to a reduction to reflect their nominal recovery. In June 2023, US Airways filed a motion seeking approximately $139 million in attorneys' fees and costs. On February 6, 2024, the court issued an order denying US Airways' motion for attorneys' fees and costs without prejudice to renewal. The court further ordered that US Airways may refile its motion when and if settlement negotiations broke down and after US Airways filed a letter advising the court of its intent to renew the motion. On October 7, 2024, US Airways renewed its motion with the court seeking approximately $139 million in attorneys' fees and costs. We strongly dispute the amount of US Airways’ claim. During the quarter ended September 30, 2022, we accrued an estimated loss of $15 million in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022; this amount is within our estimated range of outcomes based on our review of US Airways’ motion. The ultimate amount that we may be required to pay to US Airways may be greater or less than the amount recorded and, if greater, could adversely affect our results of operations. We have incurred and will incur significant fees, costs and expenses as long as the lawsuit continues.
Indian Income Tax Litigation
We were a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and those years are now closed, in our favor. In addition, we have appealed assessment years ended March 2021 and March 2022 with the ITAT; no trial date has been set for these items.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $26 million as of September 30, 2024. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.

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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2024, we have accrued $14 million associated with these other tax matters in selling, general and administrative expense. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
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

Segment information for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Travel Solutions
Revenue from external customers	$680,717	$661,880	$2,068,787	$1,991,621
Intersegment revenue	10,583	10,049	31,196	28,510
Total Travel Solutions revenue	691,300	671,929	2,099,983	2,020,131
Hospitality Solutions	83,997	78,581	246,054	229,064
Total segment revenue	775,297	750,510	2,346,037	2,249,195
Eliminations	(10,583)	(10,049)	(31,196)	(28,510)
Total revenue	$764,714	$740,461	$2,314,841	$2,220,685
Segment adjusted operating income(a)
Travel Solutions	$161,466	$142,089	$494,892	$348,560
Hospitality Solutions	5,901	107	13,718	(10,424)
Total segment adjusted operating income	$167,367	$142,196	$508,610	$338,136
Depreciation and amortization
Travel Solutions	$18,280	$20,050	$53,479	$64,929
Hospitality Solutions	4,735	6,256	15,359	18,285
Total segments	23,015	26,306	68,838	83,214
Corporate	9,716	10,357	29,377	30,657
Total	$32,731	$36,663	$98,215	$113,871
Capital Expenditures
Travel Solutions	$18,354	$14,155	$49,366	$45,906
Hospitality Solutions	967	1,489	3,211	5,642
Total segments	19,321	15,644	52,577	51,548
Corporate	937	4,776	15,475	17,062
Total	$20,258	$20,420	$68,052	$68,610
______________________
(a)The following table sets forth the reconciliation of Total Segment Adjusted Operating Income to Loss from continuing operations before income taxes in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment adjusted operating income	$167,367	$142,196	$508,610	$338,136
Unallocated amounts and adjustments:
Corporate expenses	(59,968)	(58,515)	(176,453)	(180,685)
Acquisition-related amortization(1)	(9,511)	(10,176)	(28,753)	(30,043)
Restructuring and other costs(2)	648	(3,909)	(9,791)	(62,962)
Acquisition-related costs(3)	(1,713)	(270)	(2,576)	(1,658)
Litigation costs, net(4)	(487)	(1,068)	(491)	(1,301)
Indirect tax matters(5)	(11,138)	(2,451)	(18,844)	(11,451)
Stock-based compensation	(14,641)	(13,094)	(40,776)	(38,837)
Interest expense, net	(127,669)	(119,372)	(381,710)	(325,290)
Loss on extinguishment of debt, net	—	(121,120)	(37,994)	(108,577)
Other, net(6)	879	(11,548)	(347)	8,084
Loss from continuing operations before income taxes	$(56,233)	$(199,327)	$(189,125)	$(414,584)
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
(4)Litigation costs, net represent charges associated with antitrust litigation. Non-income tax litigation matters have been reclassified to the Indirect tax matters line for all periods presented.
(5)Indirect tax matters represents charges associated with certain digital tax matters related to historical periods and certain foreign non-income tax litigation matters. See Note 13. Contingencies, to our consolidated financial statements.
(6)Other, net includes non-operating gains recognized in 2023 and the impacts of realized and unrealized gains and losses from our investments in securities in all periods presented. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.

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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the third quarter of 2024. Recent industry air distribution volume growth has leveled off, which may continue into the future and could impact our rate of growth. Passengers boarded for IT solutions has been negatively impacted by recent customer de-migrations, which has been partially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We estimate that these actions will reduce our operating expense on an annual basis by approximately $200 million. Since the second quarter of 2023, we have incurred costs of $81 million in connection with this business plan, within our consolidated statement of operations. We do not expect additional restructuring charges associated with these activities to be significant and we expect to be substantially complete with all activities associated with this plan by the end of 2024.

We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the payment of approximately $242 million of principal due at maturity under current debt facilities; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2023 and the first quarter of 2024, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. Currently approximately 42% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 23% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations.”
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, digital services taxes ("DST"), other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications.
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 13 years as of September 30, 2024 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Travel Solutions
Direct Billable Bookings - Air	78,648	76,055	3.4%	240,043	237,347	1.1%
Direct Billable Bookings - LGS	14,148	13,405	5.5%	42,192	39,185	7.7%
Distribution Total Direct Billable Bookings	92,796	89,460	3.7%	282,235	276,532	2.1%
IT Solutions Passengers Boarded	177,272	178,036	(0.4)%	514,104	517,500	(0.7)%

Hospitality Solutions
Central Reservations System Transactions	34,517	33,790	2.2%	96,724	93,452	3.5%
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
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, net, other, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation and the remaining provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations, Operating Income to Adjusted Operating Income, and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(62,818)	$(211,848)	$(204,061)	$(445,406)
Loss from discontinued operations, net of tax	—	116	—	517
Net (loss) income attributable to noncontrolling interests(1)	(315)	379	338	(522)
Preferred stock dividends	—	3,564	—	14,257
Loss from continuing operations	(63,133)	(207,789)	(203,723)	(431,154)
Adjustments:
Acquisition-related amortization(2a)	9,511	10,176	28,753	30,043
Restructuring and other costs(4)	(648)	3,909	9,791	62,962
Loss on extinguishment of debt, net	—	121,120	37,994	108,577
Other, net(3)	(879)	11,548	347	(8,084)
Acquisition-related costs(5)	1,713	270	2,576	1,658
Litigation costs, net(6)	487	1,068	491	1,301
Indirect tax matters(7)	11,138	2,451	18,844	11,451
Stock-based compensation	14,641	13,094	40,776	38,837
Tax impact of adjustments(8)	10,307	24,043	23,068	49,057
Adjusted Net Loss from continuing operations	$(16,863)	$(20,110)	$(41,083)	$(135,352)
Adjusted Net Loss from continuing operations per share	$(0.04)	$(0.06)	$(0.11)	$(0.40)
Diluted weighted-average common shares outstanding	385,729	345,128	383,013	335,460

Operating income	$70,127	$52,201	$229,067	$9,805
Add back:
Equity method income	430	512	1,859	1,394
Acquisition-related amortization(2a)	9,511	10,176	28,753	30,043
Restructuring and other costs(4)	(648)	3,909	9,791	62,962
Acquisition-related costs(5)	1,713	270	2,576	1,658
Litigation costs, net(6)	487	1,068	491	1,301
Indirect tax matters(7)	11,138	2,451	18,844	11,451
Stock-based compensation	14,641	13,094	40,776	38,837
Adjusted Operating Income	$107,399	$83,681	$332,157	$157,451

Loss from continuing operations	$(63,133)	$(207,789)	$(203,723)	$(431,154)
Adjustments:
Depreciation and amortization of property and equipment(2b)	18,698	21,999	55,539	65,376
Amortization of capitalized implementation costs(2c)	4,522	4,488	13,923	18,452
Acquisition-related amortization(2a)	9,511	10,176	28,753	30,043
Restructuring and other costs(4)	(648)	3,909	9,791	62,962
Interest expense, net	127,669	119,372	381,710	325,290
Other, net(3)	(879)	11,548	347	(8,084)
Loss on extinguishment of debt, net	—	121,120	37,994	108,577
Acquisition-related costs(5)	1,713	270	2,576	1,658
Litigation costs, net(6)	487	1,068	491	1,301
Indirect tax matters(7)	11,138	2,451	18,844	11,451
Stock-based compensation	14,641	13,094	40,776	38,837
Provision for income taxes	6,900	8,462	14,598	16,570
Adjusted EBITDA	$130,619	$110,168	$401,619	$241,279

The following tables set forth the reconciliation of Adjusted Operating Income (Loss) to Operating income (loss) in our statement of operations and Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended September 30, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$161,466	$5,901	$(59,968)	$107,399
Less:
Equity method income	430	—	—	430
Acquisition-related amortization(2a)	—	—	9,511	9,511
Restructuring and other costs(4)	—	—	(648)	(648)
Acquisition-related costs(5)	—	—	1,713	1,713
Litigation costs, net(6)	—	—	487	487
Indirect tax matters(7)	—	—	11,138	11,138
Stock-based compensation	—	—	14,641	14,641
Operating income (loss)	$161,036	$5,901	$(96,810)	$70,127

Adjusted EBITDA	$179,746	$10,636	$(59,763)	$130,619
Less:
Depreciation and amortization of property and equipment(2b)	15,251	3,242	205	18,698
Amortization of capitalized implementation costs(2c)	3,029	1,493	—	4,522
Acquisition-related amortization(2a)	—	—	9,511	9,511
Restructuring and other costs(4)	—	—	(648)	(648)
Acquisition-related costs(5)	—	—	1,713	1,713
Litigation costs, net(6)	—	—	487	487
Indirect tax matters(7)	—	—	11,138	11,138
Stock-based compensation	—	—	14,641	14,641
Equity method income	430	—	—	430
Operating income (loss)	$161,036	$5,901	$(96,810)	$70,127
Interest expense, net				(127,669)
Other, net(3)				879
Equity method income				430
Provision for income taxes				(6,900)
Loss from continuing operations				$(63,133)

	Three Months Ended September 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$142,089	$107	$(58,515)	$83,681
Less:
Equity method income	512	—	—	512
Acquisition-related amortization(2a)	—	—	10,176	10,176
Restructuring and other costs(4)	—	—	3,909	3,909
Acquisition-related costs(5)	—	—	270	270
Litigation costs, net(6)	—	—	1,068	1,068
Indirect tax matters(7)	—	—	2,451	2,451
Stock-based compensation	—	—	13,094	13,094
Operating income (loss)	$141,577	$107	$(89,483)	$52,201

Adjusted EBITDA	$162,139	$6,363	$(58,334)	$110,168
Less:
Depreciation and amortization of property and equipment(2b)	16,978	4,840	181	21,999
Amortization of capitalized implementation costs(2c)	3,072	1,416	—	4,488
Acquisition-related amortization(2a)	—	—	10,176	10,176
Restructuring and other costs(4)	—	—	3,909	3,909
Acquisition-related costs(5)	—	—	270	270
Litigation costs, net(6)	—	—	1,068	1,068
Indirect tax matters(7)	—	—	2,451	2,451
Stock-based compensation	—	—	13,094	13,094
Equity method income	512	—	—	512
Operating income (loss)	$141,577	$107	$(89,483)	$52,201
Interest expense, net				(119,372)
Other, net(3)				(11,548)
Loss on extinguishment of debt				(121,120)
Equity method income				512
Provision for income taxes				(8,462)
Loss from continuing operations				$(207,789)

	Nine Months Ended September 30, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$494,892	$13,718	$(176,453)	$332,157
Less:
Equity method income	1,859	—	—	1,859
Acquisition-related amortization(2a)	—	—	28,753	28,753
Restructuring and other costs(4)	—	—	9,791	9,791
Acquisition-related costs(5)	—	—	2,576	2,576
Litigation costs, net(6)	—	—	491	491
Indirect tax matters(7)	—	—	18,844	18,844
Stock-based compensation	—	—	40,776	40,776
Operating income (loss)	$493,033	$13,718	$(277,684)	$229,067

Adjusted EBITDA	$548,371	$29,077	$(175,829)	$401,619
Less:
Depreciation and amortization of property and equipment(2b)	44,010	10,905	624	55,539
Amortization of capitalized implementation costs(2c)	9,469	4,454	—	13,923
Acquisition-related amortization(2a)	—	—	28,753	28,753
Restructuring and other costs(4)	—	—	9,791	9,791
Acquisition-related costs(5)	—	—	2,576	2,576
Litigation costs, net(6)	—	—	491	491
Indirect tax matters(7)	—	—	18,844	18,844
Stock-based compensation	—	—	40,776	40,776
Equity method income	1,859	—	—	1,859
Operating income (loss)	$493,033	$13,718	$(277,684)	$229,067
Interest expense, net				(381,710)
Other, net(3)				(347)
Loss on extinguishment of debt				(37,994)
Equity method income				1,859
Provision for income taxes				(14,598)
Loss from continuing operations				$(203,723)

	Nine Months Ended September 30, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted Operating Income (Loss)	$348,560	$(10,424)	$(180,685)	$157,451
Less:
Equity method income	1,394	—	—	1,394
Acquisition-related amortization(2a)	—	—	30,043	30,043
Restructuring and other costs(4)	—	—	62,962	62,962
Acquisition-related costs(5)	—	—	1,658	1,658
Litigation costs, net(6)	—	—	1,301	1,301
Indirect tax matters(7)	—	—	11,451	11,451
Stock-based compensation	—	—	38,837	38,837
Operating income (loss)	$347,166	$(10,424)	$(326,937)	$9,805

Adjusted EBITDA	$413,489	$7,861	$(180,071)	$241,279
Less:
Depreciation and amortization of property and equipment(2b)	50,677	14,085	614	65,376
Amortization of capitalized implementation costs(2c)	14,252	4,200	—	18,452
Acquisition-related amortization(2a)	—	—	30,043	30,043
Restructuring and other costs(4)	—	—	62,962	62,962
Acquisition-related costs(5)	—	—	1,658	1,658
Litigation costs, net(6)	—	—	1,301	1,301
Indirect tax matters(7)	—	—	11,451	11,451
Stock-based compensation	—	—	38,837	38,837
Equity method income	1,394	—	—	1,394
Operating income (loss)	$347,166	$(10,424)	$(326,937)	$9,805
Interest expense, net				(325,290)
Other, net(3)				8,084
Loss on extinguishment of debt, net				(108,577)
Equity method income				1,394
Provision for income taxes				(16,570)
Loss from continuing operations				$(431,154)
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(12,150)	$(39,781)
Cash used in investing activities	(13,518)	(80,631)
Cash provided by (used in) financing activities	46,049	(72,518)

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(12,150)	$(39,781)
Additions to property and equipment	(68,052)	(68,610)
Free Cash Flow	$(80,202)	$(108,391)
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

(3) Other, net includes non-operating gains recognized in 2023 and the impacts of realized and unrealized gains and losses from our investments in securities in all periods presented. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
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
(6) Litigation costs, net represent charges associated with antitrust litigation. Non-income tax litigation matters have been reclassified to the Indirect tax matters line for all periods presented.
(7) Indirect tax matters represents charges associated with certain DST related to historical periods and certain foreign non-income tax litigation matters. See Note 13. Contingencies, to our consolidated financial statements.
(8) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$764,714	$740,461	$2,314,841	$2,220,685
Cost of revenue, excluding technology costs	322,257	294,120	964,832	917,532
Technology costs	211,284	243,404	652,843	799,121
Selling, general and administrative	161,046	150,736	468,099	494,227
Operating income	70,127	52,201	229,067	9,805
Interest expense, net	(127,669)	(119,372)	(381,710)	(325,290)
Loss on extinguishment of debt, net	—	(121,120)	(37,994)	(108,577)
Equity method income	430	512	1,859	1,394
Other, net	879	(11,548)	(347)	8,084
Loss from continuing operations before income taxes	(56,233)	(199,327)	(189,125)	(414,584)
Provision for income taxes	6,900	8,462	14,598	16,570
Loss from continuing operations	$(63,133)	$(207,789)	$(203,723)	$(431,154)

Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$691,300	$671,929	$19,371	3%
Hospitality Solutions	83,997	78,581	5,416	7%
Total segment revenue	775,297	750,510	24,787	3%
Eliminations	(10,583)	(10,049)	(534)	5%
Total revenue	$764,714	$740,461	$24,253	3%
Travel Solutions—Revenue increased $19 million, or 3%, for the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to:
•a $26 million, or 5% increase in transaction-based distribution revenue primarily due to a 4% increase in direct billable bookings to 93 million and favorable rate impacts from travel supplier mix; partially offset by,
•a $7 million, or 5% decrease in IT solutions revenue driven by the impact of de-migrations, partially offset by the growth in passengers boarded from existing partners and other revenue.
Hospitality Solutions—Revenue increased $5 million, or 7%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $6 million increase in SynXis Software and Services revenue due to a favorable mix within our customer base and an increase in transaction volumes of 2% to 35 million driven by new customer deployments.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$290,427	$260,387	$30,040	12%
Hospitality Solutions	36,768	37,616	(848)	(2)%
Corporate	760	1,306	(546)	(42)%
Depreciation and amortization	4,885	4,859	26	1%
Eliminations	(10,583)	(10,048)	(535)	5%
Total cost of revenue, excluding technology costs	$322,257	$294,120	$28,137	10%
Travel Solutions—Cost of revenue, excluding technology costs, increased $30 million, or 12%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $27 million increase in incentive consideration due to higher transaction volume and an increase in rates due to travel agency mix and a $3 million increase in labor and professional services costs driven by the growth of our business.
Hospitality Solutions—Cost of revenue, excluding technology costs, decreased $1 million, or 2% for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to favorable revenue mix.
Corporate—Cost of revenue, excluding technology costs, decreased $1 million, or 42%, for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to a decrease in labor and professional services costs driven by our cost reduction plan.
Technology Costs

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$177,170	$208,696	$(31,526)	(15)%
Hospitality Solutions	27,273	27,346	(73)	—%
Corporate	6,841	7,362	(521)	(7)%
Total technology costs	$211,284	$243,404	$(32,120)	(13)%
Travel Solutions—Technology costs decreased $32 million, or 15% for the three months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $19 million decrease in technology costs due to cost savings related to our cloud migrations, an $11 million decrease in labor and professional services driven by our cost reduction plan and a decrease in depreciation and amortization of $2 million primarily due to the completion of amortization of certain capitalized internal use software.
Corporate—Technology costs decreased $1 million, or 7%, for the three months ended September 30, 2024 compared to the same period in the prior year due to a $1 million decrease in restructuring costs associated with our cost reduction plan.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$59,546	$58,100	$1,446	2%
Hospitality Solutions	12,556	12,085	471	4%
Corporate	88,944	80,551	8,393	10%
Total selling, general and administrative expenses	$161,046	$150,736	$10,310	7%
Travel Solutions—Selling, general and administrative expenses increased $1 million, or 2%, for the three months ended September 30, 2024 compared to the same period in the prior year due to a $5 million increase in labor and professional services, offset by a $2 million decrease in the provision for credit losses and a $1 million decrease in other ongoing business expenses.
Corporate—Selling, general and administrative expenses increased $8 million, or 10%, for the three months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $9 million increase in indirect taxes.

Interest expense, net

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$127,669	$119,372	$8,297	7%

Interest expense increased $8 million, or 7%, during the three months ended September 30, 2024 compared to the same period in the prior year primarily due to additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 7. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt, net
We recognized a loss on extinguishment of debt of $121 million for the three months ended September 30, 2023 as a result of the financing activity that occurred in the third quarter of 2023. See Note 7. Debt for further details.
Other, net

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$(879)	$11,548	$(12,427)	(108)%
Other, net decreased $12 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to changes in realized and unrealized gains and losses from our investments in securities from a loss of $14 million in the prior year period to a gain of $2 million in the current year period, offset by a $3 million increase due to realized and unrealized foreign currency exchange losses in the current period. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$6,900	$8,462	$(1,562)	(18)%

For the three months ended September 30, 2024, we recognized $7 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $8 million, representing an effective tax rate of less than 1% for the three months ended September 30, 2023. The effective tax rate decreased for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to the change in the geographic mix of taxable income and various discrete items recorded in each of the respective three month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$2,099,983	$2,020,131	$79,852	4%
Hospitality Solutions	246,054	229,064	16,990	7%
Total segment revenue	2,346,037	2,249,195	96,842	4%
Eliminations	(31,196)	(28,510)	(2,686)	9%
Total revenue	$2,314,841	$2,220,685	$94,156	4%
Travel Solutions—Revenue increased $80 million, or 4%, for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to:

•a $93 million, or 6%, increase in transaction-based distribution revenue due to favorable rate impacts from improved international and corporate bookings and a 2% increase in direct billable bookings to 282 million; partially offset by,
•a $13 million or 3%, decrease in IT solutions revenue driven by a $33 million decline in revenue from customers that have de-migrated from our systems, including the impact of termination fees from a certain carrier in the prior year and a $3 million decrease in other revenue. This decrease was partially offset by an increase of $14 million due to volume growth, excluding the impact of customers that have de-migrated, a $5 million increase in license fee revenue, and a $4 million increase in revenue recognized due to changes in facts and circumstances associated with certain carriers.
Hospitality Solutions—Revenue increased $17 million, or 7%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $19 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 4% to 97 million driven by new customer deployments, and a favorable mix within our customer base.

Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$867,703	$798,404	$69,299	9%
Hospitality Solutions	111,160	111,809	(649)	(1)%
Corporate	2,117	16,670	(14,553)	(87)%
Depreciation and amortization	15,048	19,158	(4,110)	(21)%
Eliminations	(31,196)	(28,509)	(2,687)	9%
Total cost of revenue, excluding technology costs	$964,832	$917,532	$47,300	5%
Travel Solutions—Cost of revenue, excluding technology costs, increased $69 million, or 9%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase was primarily driven by a $71 million increase in incentive consideration due to an increase in rates as well as higher transaction volume. This increase was partially offset by a $4 million decrease in labor and professional services costs primarily due to our cost reduction plan.
Hospitality Solutions—Cost of revenue, excluding technology costs, decreased $1 million for the nine months ended September 30, 2024 compared to the same period in the prior year. A $1 million decrease in labor and professional services costs driven by our cost reduction plan was partially offset by increased costs associated with increased transaction volumes and the mix of our revenue transactions.
Corporate—Cost of revenue, excluding technology costs, decreased $15 million, or 87%, for the nine months ended September 30, 2024 primarily due to a $12 million restructuring charge associated with the reduction of our workforce recognized in the previous year and a $3 million decrease in labor and professional services driven by our cost reduction plan.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $4 million, or 21%, for the nine months ended September 30, 2024 primarily due to the acceleration of amortization of certain customer implementation costs in the prior year, in connection with a customer de-migrating from our systems.
Technology Costs

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$542,627	$667,742	$(125,115)	(19)%
Hospitality Solutions	78,881	85,323	(6,442)	(8)%
Corporate	31,335	46,056	(14,721)	(32)%
Total technology costs	$652,843	$799,121	$(146,278)	(18)%

Travel Solutions—Technology costs decreased $125 million, or 19%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $67 million decrease in labor and professional services driven by our cost reduction plan, a $52 million decrease in technology costs due to cost savings related to our cloud migrations and a $7 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software.
Hospitality Solutions—Technology costs decreased $6 million, or 8%, for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to a $6 million decrease in labor and professional services driven by our cost reduction plan, and a $4 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software. This decrease was partially offset by a $4 million increase in technology costs to support growth in the business.
Corporate—Technology costs decreased $15 million, or 32%, for the nine months ended September 30, 2024 compared to the same period in the prior year due to a $12 million decrease in restructuring costs associated with our cost reduction plan, a $2 million decrease in labor and professional services driven by our cost reduction plan and a $1 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$186,855	$192,128	$(5,273)	(3)%
Hospitality Solutions	37,806	38,155	(349)	(1)%
Corporate	243,438	263,944	(20,506)	(8)%
Total selling, general and administrative expenses	$468,099	$494,227	$(26,128)	(5)%

Travel Solutions—Selling, general and administrative expenses decreased $5 million, or 3%, for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to a $3 million decrease in legal costs and a $3 million decrease in the provision for credit losses.

Corporate—Selling, general and administrative expenses decreased $21 million, or 8%, for the nine months ended September 30, 2024 compared to the same period in the prior year. The decrease was primarily driven by a $23 million decrease in restructuring costs associated with our cost reduction plan, a $7 million decrease in labor and professional services driven by our cost reduction plan, and a $2 million decrease in depreciation and amortization. These decreases were partially offset by a $7 million increase in indirect taxes, and a $3 million increase in stock-based compensation primarily due to forfeitures of unvested shares in the prior year.

Interest expense, net

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$381,710	$325,290	$56,420	17%
Interest expense increased $56 million, or 17% during the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to additional interest incurred in connection with the financing activities that have occurred since the prior year period. See Note 7. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt, net
We recognized a loss on extinguishment of debt of $38 million during the nine months ended September 30, 2024 as a result of the refinancing activity that occurred in the first quarter of 2024. We recognized a loss on extinguishment of debt of $109 million during the nine months ended September 30, 2023, including a loss on extinguishment of debt of $121 million as a result of the financing activity that occurred in the third quarter of 2023, partially offset by a gain on extinguishment of debt of $13 million as a result of the financing activity that occurred in the second quarter of 2023. See Note 7. Debt for further details.
Other, net

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$347	$(8,084)	$8,431	(104)%
Other, net increased $8 million for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to a $16 million increase due to other non-operating gains recognized in the prior year and a $7 million increase due to realized and unrealized foreign currency exchange losses in the current period. This increase is partially offset by changes in realized and unrealized gains and losses from our investments in securities from a loss of $10 million in the prior year period to a gain of $3 million in the current year period. See Note 9. Fair Value Measurements for further details regarding our investments in securities.

Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$14,598	$16,570	$(1,972)	(12)%

For the nine months ended September 30, 2024, we recognized $15 million of income tax expense, representing an effective tax rate of less than 1%, compared to an income tax expense of $17 million, also representing an effective tax rate of less than 1% for the nine months ended September 30, 2023. The effective tax rate decreased for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a decrease in valuation allowance recorded in the current period and various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2024 and December 31, 2023, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$668,763	$648,207
Available undrawn balance under the AR Facility(1)	—	400
AR Facility outstanding balance(1)	87,300	110,000
Available under the bilateral letter of credit facility	11,085	8,486
Outstanding letters of credit under the bilateral letter of credit facility	8,915	11,514
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of September 30, 2024, we had $87 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2024 and December 31, 2023. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced continued material headwinds within our consolidated financial results for 2023 and through the third quarter of 2024. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the payment of approximately $242 million of principal due at maturity under current debt facilities.
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
We have regularly evaluated and considered, and in the future we will continue to evaluate and consider, strategic acquisitions, divestitures, joint ventures, equity method investments, refinancing our existing debt or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings.
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2023 based on our operating and non-operating results along with provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of Net Operating Loss (“NOL”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2024, and we also expect to benefit from the usage of NOLs in 2024 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2024. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. Rates for DST we incur range from 1.5% to 7.5% of revenue earned in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations. During the second quarter of 2024, we recorded $8 million of DST related to recently enacted legislation in Canada, of which $6 million was retroactive to periods prior to 2024. These amounts will become due in the second quarter of 2025. We are continuing to analyze the ongoing impacts of DST on our business in various jurisdictions and currently expect future DST expense to be lower than current periods, unless additional jurisdictions adopt DST with a retroactive date. In the third quarter of 2024, we increased our DST reserves further for additional jurisdictions that we believe are applicable; payment of these amounts may negatively impact our cash flow to the extent we are unable to recover the amounts from our customers, where allowed under our contracts.
Capital Resources
As of September 30, 2024, our outstanding debt totaled $5.0 billion, which is net of debt issuance costs and unamortized discounts of $119 million. Currently approximately 42% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 23% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." In the future, we may review opportunities to refinance our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2023 and through the third quarter of 2024, in response to the geopolitical conflict, higher rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and the first quarter of 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the June 2023 Refinancing (as defined below) provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time. Furthermore, we may be required to pay US Airways' reasonable attorneys' fees and costs related to that antitrust litigation. See Note 13. Contingencies, to our consolidated financial statements.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In June 2023, we entered into the 2023 Term Loan Agreement, which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of September 30, 2024, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility, the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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

On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our September 2025 Notes and approximately $7 million of our April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Exchange Transaction"). No additional indebtedness was incurred as a result of the transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the nine months ended September 30, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash. We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the exchange transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the "Exchangeable Indentures"). As of September 30, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of September 30, 2024, we had $207 million outstanding under the Securitization Facility, consisting of $87 million under the AR Facility and $120 million outstanding under the FILO Facility.
Dividends
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We accrued $4 million and $14 million of preferred stock dividends in our consolidated results of operations for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we paid cash dividends on our preferred stock of $5 million and $16 million. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 11. Stock and Stockholders' Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the nine months ended September 30, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. As of September 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”

Senior Secured Credit Facilities
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. As of September 30, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Cash Flows

	Nine Months Ended September 30,
	2024	2023

	(Amounts in thousands)
Cash used in operating activities	$(12,150)	$(39,781)
Cash used in investing activities	(13,518)	(80,631)
Cash provided by (used in) financing activities	46,049	(72,518)
Cash used in discontinued operations	—	(148)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	176	(205)
Increase (decrease) in cash, cash equivalents and restricted cash	$20,557	$(193,283)
Operating Activities
Cash used in operating activities totaled $12 million for the nine months ended September 30, 2024. The $28 million increase in operating cash flow from the same period in the prior year was primarily due to revenue growth from an increase in volume and favorable rate impacts from travel supplier mix, as well as the impacts of our cost reduction plans and technology transformation efforts, which have improved our profitability and cash, a $14 million decrease in interest payments related to our debt, primarily due to the deferral of paid-in-kind interest and a $30 million decrease in severance payments made in connection with our cost reduction plan. These changes were partially offset by payments of $17 million associated primarily with employee retention plans.
Investing Activities
For the nine months ended September 30, 2024, we used $68 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems, partially offset by proceeds received from the sale of investment in securities of $55 million.
For the nine months ended September 30, 2023, we used $69 million of cash for capital expenditures primarily related to software developed for internal use and $12 million for acquisition-related activity.
Financing Activities
For the nine months ended September 30, 2024, financing activities provided $46 million. Significant highlights of our financing activities include:
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
•payment of $36 million on our September 2025 Notes and $7 million on our April 2025 Notes;
•net payment of $23 million on borrowings on our AR Facility; and
•net payments of $7 million from the settlement of employee stock-option awards.
For the nine months ended September 30, 2023, we used $73 million of cash for financing activities. Significant highlights of our financing activities include:
•proceeds of $853 million from the issuance of our June 2027 Notes;
•payment of $787 million on our September 2025 Notes and $66 million on our April 2025 Notes;
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
•payment of $16 million in dividends on our then outstanding preferred stock; and
•net payments of $5 million from the settlement of employee stock-option awards.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2023 as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 15, 2024, other than impacts of the March 2024 Exchange Transaction, 2026 Exchangeable Notes, and the Securitization Facility.
We had no off balance sheet arrangements during the nine months ended September 30, 2024 and year ended December 31, 2023.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. For example, the Payment Card Industry Security Standards Council has released version 4.0 of its Data Security Standard, and we are in the process of incorporating these new standards on our existing processes and controls. We are assessed periodically for assurance and successfully completed our last annual assessment in October 2024. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
We have GDS contracts with carriers that fly to Cuba, Iran, the Crimea, Donetsk and Luhansk regions of Ukraine, North Korea and Syria but are based outside of those countries and are neither owned by those governments or nationals of those countries/regions nor themselves sanctioned. With respect to Iran, Sudan, North Korea and Syria we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba to customers outside the United States. Based on advice of counsel, we believe these activities to fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC and other regulators. We note, however, that sanctions regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, a regulator’s interpretation of its own regulations and guidance varies on a case by case basis. As a result, we cannot provide any guarantees that a regulator will not challenge any of our activities in the future, which could have a material adverse effect on our results of operations.
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
We have a significant amount of indebtedness. As of September 30, 2024, we had $5.0 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of September 30, 2024 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2024, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules are effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. There were no shares repurchased during the third quarter of 2024. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of September 30, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
(a) On October 28, 2024, the Board of Directors (the “Board”) of Sabre Corporation (the “Company”) adopted and approved, effective immediately, amended and restated bylaws of the Company (as amended and restated, the “Amended and Restated Bylaws”). The Amended and Restated Bylaws, among other things:

•revise and clarify the scope of certain procedures and disclosure requirements set forth in the bylaw provisions for stockholders to provide advance notice of director nominations and business proposals to be brought at a meeting of stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act);

•revise the majority voting provision to clarify when an election will be deemed contested;

•establish that special meetings of the Board may be called by the Chairman of the Board, the Chief Executive Officer, or a majority of the full Board (rather than by the Chairman of the Board, the Chief Executive Officer or any two directors); and

•make certain administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the General Corporation Law of the State of Delaware.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b) During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
3.2*	Eighth Amended and Restated Bylaws of Sabre Corporation
10.146†*	Offer letter by and between Sabre Corporation and Rochelle Boas effective October 14, 2024
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________
†    Indicates management contract or compensatory plan or arrangement.
*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABRE CORPORATION
(Registrant)
Date:	October 31, 2024	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)