Form 10-K
period 2024-12-31
Sabre Corp
filed 2025-02-20
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30,2024, was $682,381,656. As of February 14, 2025, there were 386,006,318 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders to be held on April 23, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "intends," "focus," "believes," "vision," "will," "outlook," "focus," "may," “predicts,” “potential,” “anticipates,” “estimates,” "should,” “plans,” “could,” “likely,” “commit,” “guidance,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “estimate,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
At Sabre, we make travel happen. Our vision is to be the most valued global technology platform in travel. We are committed to helping our customers take on the biggest opportunities and solve the most complex challenges in travel. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer travel suppliers an extensive suite of leading software solutions, ranging from airline and hotel reservations systems to solutions that manage day-to-day hotel operations. We are committed to helping customers operate more efficiently, drive revenue and offer personalized traveler experiences with next-generation technology solutions.
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
Additionally, our Travel Solutions business offers a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provides industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-

driven intelligence solutions. In 2024, we launched SabreMosaicTM, a proprietary offer and order retailing platform for airlines that is designed and built on a modular and open technology structure, enabling airlines to dynamically create, sell and deliver an array of personalized content to travelers. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms.
Hospitality Solutions
Our Hospitality Solutions business provides software and solutions, through SaaS and hosted delivery models, to hoteliers around the world. Our SaaS solutions empower hotels and hotel chains to manage pricing, reservations, and retail offerings across thousands of distribution channels while improving guest experience throughout the traveler journey. We serve over 40,000 properties in over 175 countries.
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
Technology and Operations
Our technology strategy is focused on achieving operational stability, reliability, resiliency, security and performance at an efficient overall cost while continuing to innovate and create incremental value for our customers. Significant investment has gone into implementing a more modern, unified technical architecture with an emphasis on standardization, simplicity, efficiency, security, and scalability. We invest heavily in software development, delivery, and operational support capabilities and seek to provide best in class products for our customers. We operate standardized infrastructure in our cloud computing environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and focus on service-enabled and cloud-based solutions. We expect to see ongoing improvements in developer productivity, operational efficiency, and customer capabilities by utilizing generative artificial intelligence ("AI") technologies.
Over the last several years, our architecture has evolved from mainframe-based transaction processing to more secure, primarily cloud-based distributed processing. A variety of products and services run on this technology infrastructure: high-volume, machine learning based air and hotel shopping systems; sales and support applications for airlines, hotels, and travel agencies; airline and hotel inventory management and operational support systems; machine learning driven analytics and decision support systems; and web services that provide automated interfaces for intelligent retailing, distribution, and fulfillment of travel-related products and services. Additionally, we enable a variety of advanced retailing and servicing capabilities that are generative AI based, such as conversational chatbots for our airline customers. The flexibility and scale of our cloud-based technology infrastructure allow us to quickly deliver a broad variety of SaaS solutions and evolve these solutions to meet the changing needs of the travel industry.
Customers
Travel Solutions customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and airports, governments and tourism boards. Airlines served by Travel Solutions vary in size and are located in every region of the world, and include hybrid carriers and low-cost carriers ("LCCs") (collectively, “LCC/hybrids”), global network carriers and regional network carriers. Our airline and agency customers are in various phases of adopting NDC strategies, and those strategies vary by customer. Hospitality Solutions has a global customer base of over 40,000 hotel properties of all sizes.

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
Intellectual Property
We use software, business processes and proprietary information to carry out our business. These assets and related intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect these assets and we license software and other intellectual property both to and from third parties. We may seek patent protection on business processes and other inventions relating to our business, and our software and related documentation may also be protected under trade secret and copyright laws where applicable. We may also benefit from both statutory and common law protection of our trademarks.
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
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, telecommunications, artificial intelligence, and e-commerce. These regulations may vary among jurisdictions. For example, Russia has adopted legislation and related regulations, effective October 30, 2022, that require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted our revenue and results. On May 23, 2024, Russia issued a decree establishing a process for the seizure of assets of U.S. companies and nationals in Russia, further limiting our ability to operate and provide services in Russia.
See “Risk Factors— Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us."
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
Our People—In 2023, we began implementing a cost reduction plan that reduced our workforce by approximately 19% compared to 2022, impacting our human capital metrics through the year ended December 31, 2024. All activities associated with this plan are substantially complete as of December 31, 2024. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2024, we had 6,253 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	1,580	25%
Asia-Pacific	1,812	29%
Europe	1,678	27%
All Other (1)	1,183	19%
Total	6,253	100%
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
Diversity and Inclusion—With 56 offices around the globe, we believe that diversity and inclusion are at the core of our success and that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. We maintain eight inclusion groups and an Inclusion and Diversity Council to help define a globally consistent approach to inclusion and diversity.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. We maintain certain assistance programs to continue to support the well-being of our team members, including team members that operate in a remote working environment. Additionally, to help ensure the safety and wellness of our employees, we have provided robust parental leave programs and enhanced our personal time off benefits, and maintain a hybrid work environment that allows our employees additional flexibility in work arrangements and opportunities to work remotely. Recently, we implemented a policy that permits employees that experience the birth or adoption of a child to work remotely for one year, which also aligns with our focus on inclusion.
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
Adapting to new technological and marketplace developments has required, and may continue to require, substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We have in the past experienced, and may in the future experience, difficulties that could delay or prevent the successful development, marketing and implementation of platforms, enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities, such as New Distribution Capability (NDC), to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards, government regulations, and trends and customer requirements. For example, migration of our enterprise applications and platforms to other hosting environments has caused us and will continue to cause us to incur substantial costs, and has resulted in and could in the future result in instability and business interruptions, which could materially harm our business.
Our industry is marked by rapid technological developments and innovations, such as the use of AI, and evolving industry standards, best practices, and related regulations. See “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.” Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.
Our Travel Solutions business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Solutions business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new GDS agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Solutions business as a marketplace due to our more limited content.

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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of personal data.
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
In connection with our Travel Solutions and Hospitality Solutions businesses, we enter into contracts with travel buyers, travel suppliers and hotels. Although most of our Travel Solutions travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. Similarly, our Travel Solutions contracts with airline travel suppliers have a typical duration of three to seven years for larger airlines and one to three years for smaller airlines, and are generally subject to automatic renewal at the end of the term. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. Our Hospitality Solutions business is based on contracts with hotels for a typical duration of three to five years, which are generally subject to automatic renewal at the end of the initial term unless terminated by either party with the required advance notice. We cannot guarantee that we will be able to renew our Travel Solutions or Hospitality Solutions contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our Travel Solutions business is exposed to pricing pressure from travel suppliers." Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Solutions business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
In addition, our failure to renew some or all of our Travel Solutions agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our Travel Solutions business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.
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
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for, or restrict access to, our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, antiboycott, telecommunications, AI, cybersecurity, environmental, social and governance matters, and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
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
Effective October 30, 2022, Russian legislation and related regulations have required activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted our revenue and results. On May 23, 2024, Russia issued a decree establishing a process for the seizure of assets of U.S. companies and nationals in Russia, further limiting our ability to operate and provide services in Russia.
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
Our businesses are dependent on IT infrastructure and applications operated for us by network, cloud, mainframe and SaaS providers. The commercial services we offer to our customers generally run on infrastructure provided by third parties and cloud providers. We also use multiple third-party SaaS platforms to operate our services, run our business, and support our customers, including IT service management, program and project management, enterprise resource planning, customer relationship management and human resource management systems.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed currently allocated system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions and have in the past and could in the future lead to higher costs. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute changes for the purpose of enhancing our products or achieving other technological objectives. System interruptions prevent us from efficiently providing services to customers or other third parties, and have in the past and could in the future cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems are also susceptible to external damage or disruption. Our systems have in the past been, and at any time, including in the future could be, damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services, our systems, or our customers' systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business, our systems become more complex and the tools and techniques involved become more sophisticated.
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
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. We utilize various generative AI solutions from third-party providers as part of some of our software products. There are additional risks associated with the use of emerging technologies such as generative

AI, including risks related to testing and validating the security and privacy mechanisms of the third-party providers, as well as risks related to implementing technical security controls to govern and manage this technology in a secure manner. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our software product offerings, or if there are deficiencies or other failures of such AI solutions from our third-party providers, our business and results of operations could be adversely affected. For example, there is a risk that generative AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships and the operational effectiveness of our AI-enabled systems. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our software products could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control have caused in the past and could in the future cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
Security incidents expose us to liability and could damage our reputation and our business.
We process, store, and transmit large amounts of data, such as PII of our customers and employees and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by cloud and mainframe providers or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, ransomware attacks, or similar disruptive problems.
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
As an example, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits and related fees, costs and expenses, or regulatory inquiries in the future that could result in a material adverse effect. For example, in December 2024 and January 2025, four lawsuits were filed against us in the United States District Court for the Northern District of Texas, each of which is seeking class certification. The complaints generally assert negligence and other claims based on this cybersecurity incident, and, in addition to monetary damages, the plaintiffs are also seeking declaratory and injunctive relief. We intend to vigorously defend against these claims. See “—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We are currently subject to such assertions, including patent and trademark infringement claims, and may be subject to such assertions in the future. These assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against these assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, these claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.
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
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus, as well as conflicts in the Middle East, have created global economic uncertainty and contributed to inflationary pressures. A significant escalation or expansion of economic disruption, the conflicts' current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business further, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and in the Middle East; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as tariffs, consumer, labor and trade protection measures, and travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2024, we had $5.1 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of December 31, 2024 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2024, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules are effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted digital services taxes (“DST”) on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $63 million as of December 31, 2024. With approximately 3,500 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, or to avoid certain funding-based benefit restrictions, we may need to make additional pension contributions above what is currently estimated or provide security to the plan, which could reduce the cash available for our businesses.
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
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We maintain a dedicated cybersecurity risk management function, which is integrated as part of our overall enterprise risk management program. Our key cybersecurity risks include, among others, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; remote working environments; third-party risks; technology risks and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks.
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
We employ information technology and cybersecurity technologies that are designed to protect Sabre's technology environment, detect threats, respond to threats and help support operational resilience. These technologies facilitate the identification of threats and vulnerabilities that may exist in the Sabre technology environment. Protective measures are employed to counter threats and mitigate risk, supporting operational resilience of our technology products. These tools include cloud security posture management, workload protection, endpoint detection and response, network firewalls and intrusion detection systems, identity and access management tools, data protection technologies and logging, monitoring, and alerting tools. Accompanying these tools are various processes such as annual security education and monthly awareness training, security maturity assessments, vulnerability assessments, threat intelligence and hunting, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment. We practice data protection techniques and processes that are designed to treat our customer data with care. We also utilize third-parties, consultants, and auditors to regularly assess our security program. These assessments include periodic security maturity assessments in which third-parties assess security program maturity against established standards and industry benchmarks, including NIST Cybersecurity Framework 2.0. We also annually engage a Qualified Security Assessor to conduct payment card industry certification on all applicable products and solutions.
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

Americas: As of December 31, 2024, our corporate and business unit headquarters and domestic operations are located in Southlake, Texas. There are five additional offices across North America and three offices across Latin America that serve in various sales, administration, software development and customer service capacities for all our business segments. All of these offices are leased.
EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in Richmond, United Kingdom. There are 27 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
APAC: We maintain our APAC regional operations headquarters in Singapore. There are 18 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
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
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 20, 2025, together with certain biographical information, are as follows:

Name	Age	Position
Kurt Ekert	54	Chief Executive Officer and President
Rochelle Boas	51	Executive Vice President and Chief Legal Officer
Jennifer Catto	49	Executive Vice President and Chief Marketing Officer
Joe DiFonzo	59	Executive Vice President and Chief Information Officer
Roshan Mendis	52	Executive Vice President and Chief Commercial Officer, Travel Solutions
Michael Randolfi	52	Executive Vice President and Chief Financial Officer
Shawn Williams	52	Executive Vice President and Chief Administrative Officer
Scott Wilson	57	Executive Vice President, Sabre and President, Hospitality Solutions
Garry Wiseman	48	Executive Vice President and Chief Product and Technology Officer, Travel Solutions

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
Rochelle Boas is Executive Vice President and Chief Legal Officer. Prior to joining Sabre in 2024, Ms. Boas served from 2023 to 2024 as General Counsel and Corporate Secretary of Octus (formerly, Reorg Research, Inc.), a leading provider of intelligence, data and workflow for the global credit markets. From 2021 to 2023, she served as General Counsel and Corporate Secretary of LeafLink, Inc., a leading unified wholesale platform designed specifically for the licensed cannabis industry. From 2006 to 2020, she served in various roles, including Senior Vice President, Deputy General Counsel and Corporate Secretary, in the Legal Department of Travelport Worldwide Limited, a travel technology company.
Jennifer Catto is Executive Vice President and Chief Marketing Officer. Prior to joining Sabre in 2025, Ms. Catto served as Chief Marketing Officer and Interim Product Officer at Travelport Worldwide Limited, a travel technology company, since 2024. From 2016 to 2020, she served as Chief Marketing Officer at Telaria, a computer software platform company. From 2015 to 2016, Ms. Catto was SVP, Integrated Marketing, of Evolve Media, LLC, a digital media company. Prior to that, she served in various roles at Travelocity, Conde Nast, and SAY.
Joe DiFonzo is Executive Vice President and Chief lnformation Officer. Prior to becoming Executive Vice President, he served as Senior Vice President and Chief Information Officer from July 2017 to 2023. Prior to joining Sabre, he served as both Chief Technology Officer and CIO at Syniverse, a global provider of communication and information services for mobile network operators. He previously spent 20 years at Convergys/Cincinnati Bell Information Systems, as corporate product line architect and leading multiple product development teams for the telecom industry. Mr. DiFonzo holds a bachelor's degree in computer science from the University of Central Florida.
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
Shawn Williams has served as Executive Vice President and Chief Administrative Officer since 2024. Mr. Williams previously served as Executive Vice President and Chief People Officer from 2020 to 2024. Prior to joining Sabre in 2020, Mr. Williams served as Chief Human Resources Officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as Senior Vice President and Chief Administrative Officer of LeEco Holdings North America, a consumer electronics business. Mr. Williams served as Senior Vice President and Chief Administrative Officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston.
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
Garry Wiseman has served as Executive Vice President and Chief Product and Technology Officer, Travel Solutions since 2023. Mr. Wiseman previously served as Executive Vice President and Chief Product Officer from 2022 to 2023. Prior to joining Sabre in 2022, Mr. Wiseman served as Senior Vice President and Chief Digital Officer of Nautilus, Inc., a global leader in innovative home fitness solutions, from October 2020 to 2022. From 2017 to 2020, he served as Senior Vice President of Digital Customer Experience for Dell Technologies Inc., a technology company, and from 2014 to 2017, he served as Vice President – Product Management at salesforce.com, inc., a leader in customer management technology.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 14, 2025, there were 95 stockholders of record of our common stock. There were no shares repurchased during the year ended December 31, 2024. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2019 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/29/2023
12/31/2024
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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Recent industry air distribution volume growth has generally leveled-off, which may continue into the future and could impact our rate of growth. In 2024, we have experienced some year-on-year bookings growth due to some overall industry growth as well as implementation of certain commercial wins from our strategic priorities. Passengers boarded for IT solutions has been negatively impacted by prior customer de-migrations, which has been partially offset by customer growth.
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. Since the second quarter of 2023, we have incurred costs of $83 million in connection with this business plan, within our consolidated statement of operations. We do not expect additional restructuring charges associated with these activities to be significant as all activities associated with this plan are substantially complete as of December 31, 2024. We have realized a significant portion of the expected benefits of $200 million in our results of operations during 2024.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $231 million of principal due at maturity under current debt facilities; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.”
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
In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc.(“GBT”) for an aggregate purchase price of $80 million. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. See Note 12. Fair Value Measurements for further details.
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
Technology transformation and investments in modernizing our architecture

    During 2024, the benefits from our technology transformation materialized within our Technology costs as year-over-year cost reductions, and we expect that benefit to continue into 2025 and beyond. Although we have finalized our re-platforming goals regarding open source and cloud-based solutions during 2024 within the technology transformation program, we plan to continue to focus on modernizing our systems over the next several years with continuous investment. Our technology transformation has provided us the framework and infrastructure for a more secure and stable architecture for our customers, leading to new revenue opportunities, reducing our cost structure and helping to improve sales of our software solutions. In 2025, we expect total capital expenditures to total approximately $85 million, primarily associated with capitalized software. The cost of our technology transformation is included within technology costs in our results of operations.
We expect to continue to benefit from higher margins in 2025 than would have been realized had we not undertaken our technology transformation efforts as we believe the technology transformation has and will help enable us to avoid capital expenditures that would have otherwise been required while also yielding lower cloud infrastructure costs.
Geographic mix of travel bookings and recent events impacting revenue
The revenue recognized by our Travel Solutions business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have traditionally been lower than those in Europe. As we continue to invest in our technology and expand the travel content and functionality available in our GDS, we anticipate that we will continue to grow global share. We invest for sustainable share growth, and in certain parts of APAC and Latin America, our share may be impacted by travel agency commercial arrangements we have declined to pursue due to credit risk and unfavorable economics. The geographic mix of our Direct Billable Bookings is summarized below.

	Year Ended December 31,
	2024	2023

Direct Billable Bookings (1):
North America	56%	55%
EMEA	16%	17%
APAC	20%	19%
Latin America	8%	9%
Total	100%	100%
___________________________
(1) “Direct Billable Bookings” is the primary metric utilized by Travel Solutions to measure operating performance and includes bookings made through our GDS and through our equity method partners in cases where we are paid directly by the travel supplier.

In March 2022, we terminated our distribution agreement with a Travel Solutions customer located in Russia which impacted our revenue in 2022. In August 2022, Russia adopted legislation and related regulations that, effective October 30, 2022, require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. A Travel Solutions customer of these types of services located in Russia ceased using our systems on that date. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted our revenue and results.
Increasing interest rates and interest expense
The global capital markets experienced periods of volatility throughout 2023 and 2024 in response to geopolitical conflict, changes in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We may decide to further refinance portions of our debt in 2025 and 2026 which, at current interest rates, could negatively impact our interest expense. Although interest rates have decreased recently in response to easing monetary policy, they continue to remain volatile, which could drive higher funding costs. Currently approximately 47% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Excluding the impact of the Senior Secured Term Loan due in 2028, approximately 27% of our debt is variable. See “Risk Factors—We are exposed to interest rate fluctuations.
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
In 2023 and 2024, consideration on a per booking basis increased as volumes reached and exceeded volume or percentage thresholds, which we expect to continue in 2025. We remain focused on managing incentive consideration and expect growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be offset by growth in Travel Solutions revenue. This expectation is based in part on anticipated increases in international travel, which would favorably impact our revenue rates, along with our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Importance of LCC/hybrids
LCC/hybrids are a significant segment of the air travel industry and have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired. We expect to make additional investments to address the LCC space and continue to grow upmarket with a more competitive offering.
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
Corporate cost of revenue, excluding technology costs primarily includes costs such as stock-based compensation and restructuring charges that are not allocated to our segments.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications.
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 12 years as of December 31, 2024 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2024	2023	2022	2024	2023
Travel Solutions
Direct Billable Bookings - Air	307,511	302,656	260,804	1.6%	16.0%
Direct Billable Bookings - LGS	55,706	52,053	41,038	7.0%	26.8%
Distribution Total Direct Billable Bookings	363,217	354,709	301,842	2.4%	17.5%
IT Solutions Passengers Boarded	684,136	688,501	637,438	(0.6)%	8.0%

Hospitality Solutions
Central Reservations System Transactions	127,694	122,142	111,459	4.5%	9.6%

Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Annual Report on Form 10-K, including Adjusted Net Loss from continuing operations ("Adjusted Net Loss"), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, preferred stock dividends, impairment and related charges, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, net, other, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation and the (benefit) provision for income taxes.
We define Free Cash Flow as cash provided by (used in) operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures, fund our investments in technology transformation, and meet working capital requirements. We also believe that Adjusted Net Loss and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.

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
•Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Net Loss, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

We no longer present Adjusted Operating Income (loss) as a non-GAAP measure as it is no longer utilized by management to measure and monitor results for our segments. Management reviews Segment Adjusted EBITDA as the primary measure for our segments' performance.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Net Loss attributable to common stockholders to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(278,759)	$(541,865)	$(456,833)
(Income) loss from discontinued operations, net of tax	—	(308)	679
Net income (loss) attributable to non-controlling interests(1)	76	(332)	2,670
Preferred stock dividends	—	14,257	21,385
Loss from continuing operations	(278,683)	(528,248)	(432,099)
Adjustments:
Impairment and related charges(2)	—	—	5,146
Acquisition-related amortization(3a)	37,891	40,237	51,254
Restructuring and other costs(4)	11,653	72,096	14,500
Loss on extinguishment of debt, net	37,994	108,577	4,473
Other, net(5)	21,587	(13,751)	(136,645)
Acquisition-related costs(6)	3,923	2,336	6,854
Litigation costs, net(7)	6,875	1,387	31,706
Indirect tax matters(8)	21,732	11,451	—
Stock-based compensation	54,567	52,015	82,872
Tax impact of adjustments(9)	10,072	74,203	847
Adjusted Net Loss from continuing operations	$(72,389)	$(179,697)	$(371,092)
Adjusted Net Loss from continuing operations per share	$(0.19)	$(0.52)	$(1.14)
Diluted weighted-average common shares outstanding	383,733	346,567	326,742

Loss from continuing operations	$(278,683)	$(528,248)	$(432,099)
Adjustments:
Depreciation and amortization of property and equipment(3b)	73,028	85,408	96,397
Amortization of capitalized implementation costs(3c)	18,565	23,031	36,982
Acquisition-related amortization(3a)	37,891	40,237	51,254
Impairment and related charges(2)	—	—	5,146
Restructuring and other costs(4)	11,653	72,096	14,500
Interest expense, net	509,643	447,878	295,231
Other, net(5)	21,587	(13,751)	(136,645)
Loss on extinguishment of debt, net	37,994	108,577	4,473
Acquisition-related costs(6)	3,923	2,336	6,854
Litigation costs, net(7)	6,875	1,387	31,706
Indirect tax matters(8)	21,732	11,451	—
Stock-based compensation	54,567	52,015	82,872
(Benefit) provision for income taxes	(1,777)	34,729	8,666
Adjusted EBITDA	$516,998	$337,146	$65,337

The following tables set forth the reconciliation of Adjusted EBITDA to Loss from Continuing Operations in our statement of operations by business segment (in thousands):

	Year Ended December 31, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted EBITDA	704,576	38,033	(225,611)	516,998
Less:
Depreciation and amortization of property and equipment(3b)	58,080	14,121	827	73,028
Amortization of capitalized implementation costs(3c)	12,698	5,867	—	18,565
Acquisition-related amortization(3a)	—	—	37,891	37,891
Restructuring and other costs(4)	—	—	11,653	11,653
Acquisition-related costs(6)	—	—	3,923	3,923
Litigation costs, net(7)	—	—	6,875	6,875
Indirect tax matters(8)	—	—	21,732	21,732
Stock-based compensation	—	—	54,567	54,567
Equity method income	2,606	—	—	2,606
Operating income (loss)	$631,192	$18,045	$(363,079)	$286,158
Interest expense, net				(509,643)
Other, net(5)				(21,587)
Loss on extinguishment of debt, net				(37,994)
Equity method income				2,606
Benefit for income taxes				1,777
Loss from continuing operations				$(278,683)

	Year Ended December 31, 2023
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted EBITDA	$558,183	$13,212	$(234,249)	$337,146
Less:
Depreciation and amortization of property and equipment(3b)	65,814	18,867	727	85,408
Amortization of capitalized implementation costs(3c)	17,400	5,631	—	23,031
Acquisition-related amortization(3a)	—	—	40,237	40,237
Restructuring and other costs(4)	—	—	72,096	72,096
Acquisition-related costs(6)	—	—	2,336	2,336
Litigation costs, net(7)	—	—	1,387	1,387
Indirect tax matters(8)	—	—	11,451	11,451
Stock-based compensation	—	—	52,015	52,015
Equity method income	2,042	—	—	2,042
Operating income (loss)	$472,927	$(11,286)	$(414,498)	$47,143
Interest expense, net				(447,878)
Other, net(5)				13,751
Loss on extinguishment of debt				(108,577)
Equity method income				2,042
Provision for income taxes				(34,729)
Loss from continuing operations				$(528,248)

	Year Ended December 31, 2022
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted EBITDA	$323,803	$(29,794)	$(228,672)	$65,337
Less:
Depreciation and amortization of property and equipment(3b)	78,601	16,715	1,081	96,397
Amortization of capitalized implementation costs(3c)	31,912	5,070	—	36,982
Acquisition-related amortization(3a)	—	—	51,254	51,254
Impairment and related charges	—	—	5,146	5,146
Restructuring and other costs(4)	—	—	14,500	14,500
Acquisition-related costs(6)	—	—	6,854	6,854
Litigation costs, net(7)	—	—	31,706	31,706
Stock-based compensation	—	—	82,872	82,872
Equity method income	686	—	—	686
Operating loss	$212,604	$(51,579)	$(422,085)	$(261,060)
Interest expense, net				(295,231)
Other, net(5)				136,645
Loss on extinguishment of debt				(4,473)
Equity method income				686
Provision for income taxes				(8,666)
Loss from continuing operations				$(432,099)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash provided by (used in) operating activities	$70,594	$56,239	$(276,458)
Cash (used in) provided by investing activities	(29,614)	(109,980)	173,977
Cash provided by (used in) financing activities	39,572	(94,219)	(75,370)

	Year Ended December 31,
	2024	2023	2022
Cash provided by (used in) operating activities	$70,594	$56,239	$(276,458)
Additions to property and equipment	(84,148)	(87,423)	(69,494)
Free Cash Flow	$(13,554)	$(31,184)	$(345,952)
________________________________
(1)Net income (loss) attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, (iv) Sabre Bulgaria of 40%, and (v) FERMR Holdings Limited (the direct parent of Conferma Limited) of 19%.
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
(4)Restructuring and other costs in 2024 and 2023 primarily represents charges and adjustments to charges associated with our cost reduction plan implemented in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements. During 2022, charges, and adjustments to those charges, were recorded associated with planning and implementing business restructuring activities, including costs associated with third party consultants advising on our business structure and strategy.
(5)Other, net includes a $180 million gain on the sale of AirCentre during 2022, non-operating gains recognized in 2023, $21 million of debt modification costs in 2024 and the impacts of realized and unrealized gains and losses from our investments in securities in all periods presented. In addition, 2022 includes pension settlement charges and all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions and Dispositions to our consolidated financial statements regarding the AirCentre sale and Note 17. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.
(6)Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(7)Litigation costs, net represent charges associated with antitrust litigation. Non-income tax litigation matters have been reclassified to the Indirect tax matters line for all periods presented.

(8)Indirect tax matters represents charges associated with certain DST related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 18. Commitments and Contingencies to our consolidated financial statements.
(9)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$3,029,565	$2,907,738	$2,537,015
Cost of revenue, excluding technology costs	1,254,739	1,189,606	1,040,819
Technology costs	865,998	1,036,596	1,096,097
Selling, general and administrative	622,670	634,393	661,159
Operating income (loss)	286,158	47,143	(261,060)
Interest expense, net	(509,643)	(447,878)	(295,231)
Loss on debt extinguishment, net	(37,994)	(108,577)	(4,473)
Equity method income	2,606	2,042	686
Other, net	(21,587)	13,751	136,645
Loss from continuing operations before income taxes	(280,460)	(493,519)	(423,433)
(Benefit) provision for income taxes	(1,777)	34,729	8,666
Loss from continuing operations	$(278,683)	$(528,248)	$(432,099)
Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$2,744,844	$2,642,077	$102,767	4%
Hospitality Solutions	326,819	304,169	22,650	7%
Total segment revenue	3,071,663	2,946,246	125,417	4%
Eliminations	(42,098)	(38,508)	(3,590)	9%
Total revenue	$3,029,565	$2,907,738	$121,827	4%
Travel Solutions—Revenue increased $103 million, or 4%, for the year ended December 31, 2024 compared to the prior year, primarily due to:
•a $117 million, or 6%, increase in transaction-based distribution revenue due to favorable rate impacts from travel supplier mix and a 2% increase in direct billable bookings to 363 million; partially offset by,
•a $14 million, or 2%, decrease in IT solutions revenue driven by a $35 million decline in revenue from customers that have de-migrated from our systems, including the impact of termination fees from a certain carrier in the prior year. This decrease was partially offset by an increase of $15 million due to volume growth, excluding the impact of customers that have de-migrated, a $3 million increase in revenue recognized due to changes in facts and circumstances associated with certain carriers and a $3 million increase in other revenue. We expect our revenue growth to continue to be impacted by these de-migrations through the first half of 2025.
Hospitality Solutions—Revenue increased $23 million, or 7%, for the year ended December 31, 2024 compared to the prior year. The increase was primarily driven by a $24 million increase in SynXis Software and Services revenue primarily due to an increase in transaction volumes of 5% to 128 million driven by new customer deployments and a favorable mix within our customer base.

Cost of Revenue, excluding technology costs

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$1,128,971	$1,038,628	$90,343	9%
Hospitality Solutions	145,020	146,820	(1,800)	(1)%
Eliminations	(42,098)	(38,508)	(3,590)	9%
Total segment cost of revenue, excluding technology costs	1,231,893	1,146,940	84,953	7%
Corporate	2,811	18,463	(15,652)	(85)%
Depreciation and amortization	20,035	24,203	(4,168)	(17)%
Total cost of revenue, excluding technology costs	$1,254,739	$1,189,606	$65,133	5%
Travel Solutions—Cost of revenue, excluding technology costs, increased $90 million, or 9%, for the year ended December 31, 2024 compared to the prior year. The increase was primarily driven by a $88 million increase in incentive consideration due to an increase in rates as well as higher transaction volumes.
Hospitality Solutions—Cost of revenue, excluding technology costs, decreased $2 million, or 1%, for the year ended December 31, 2024 compared to the prior year. The decrease was primarily driven by a $3 million decrease in labor and professional services costs driven by our cost reduction plan, partially offset by a $1 million increase in costs associated with increased transaction volumes and the mix of our revenue transactions.

    Corporate—Cost of revenue, excluding technology costs, decreased $16 million, or 85%, for the year ended December 31, 2024 primarily due to a $12 million decrease in restructuring costs and a $2 million decrease in labor and professional services, both driven by our cost reduction plan, as well as a $1 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.

Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $4 million, or 17%, for the year ended December 31, 2024 primarily due to the acceleration of amortization of certain customer implementation costs in the prior year, in connection with a customer de-migrating from our systems.
Technology Costs

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$675,716	$811,417	$(135,701)	(17)%
Hospitality Solutions	99,937	98,826	1,111	1%
Total segment technology costs	775,653	910,243	(134,590)	(15)%
Corporate	35,115	56,897	(21,782)	(38)%
Depreciation and amortization	55,230	69,456	(14,226)	(20)%
Total technology costs	$865,998	$1,036,596	$(170,598)	(16)%
Travel Solutions—Technology costs decreased $136 million, or 17%, for the year ended December 31, 2024 compared to the prior year. The decrease was primarily driven by a $73 million decrease in labor and professional services driven by our cost reduction plan and a $65 million decrease in technology costs due to cost savings related to our cloud migrations.
Hospitality Solutions—Technology costs increased $1 million, or 1%, for the year ended December 31, 2024 compared to the prior year primarily due to a $6 million increase in technology costs to support growth in the business, partially offset by a $5 million decrease in labor and professional services driven by our cost reduction plan.
Corporate—Technology costs decreased $22 million, or 38%, for the year ended December 31, 2024 compared to the prior year primarily due to a $16 million decrease in restructuring costs and a $5 million decrease in labor and professional services, both driven by our cost reduction plan.
Depreciation and Amortization—Technology costs decreased $14 million, or 20%, for the year ended December 31, 2024 compared to the prior year primarily due to the completion of amortization of certain capitalized internal use software.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Travel Solutions	$238,187	$235,891	$2,296	1%
Hospitality Solutions	43,829	45,311	(1,482)	(3)%
Total segment selling, general and administrative expenses	282,016	281,202	814	—%
Corporate	286,435	298,174	(11,739)	(4)%
Depreciation and amortization	54,219	55,017	(798)	(1)%
Total selling, general and administrative expenses	$622,670	$634,393	$(11,723)	(2)%
Travel Solutions—Selling, general and administrative expenses increased $2 million, or 1%, for the year ended December 31, 2024 compared to the prior year primarily due to a $5 million increase in labor and professional services to support our strategic growth initiatives, partially offset by a $3 million decrease due to costs associated with investment in our internal business systems in the prior year.
Hospitality Solutions—Selling, general and administrative expenses decreased $1 million, or 3%, for the year ended December 31, 2024 compared to the prior year primarily due to a $2 million decrease in labor and professional services driven by our cost reduction plan.
Corporate—Selling, general and administrative expenses decreased $12 million, or 4%, for the year ended December 31, 2024 compared to the prior year. The decrease was primarily driven by a $25 million decrease in restructuring costs and an $8 million decrease in labor and professional services, both driven by our cost reduction plan. These decreases were partially offset by a $10 million increase in indirect taxes, a $5 million increase in a litigation reserve, and a $4 million increase in stock-based compensation primarily due to forfeitures of unvested shares in the prior year.
Interest expense, net

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$509,643	$447,878	$61,765	14%
Interest expense increased $62 million, or 14%, for the year ended December 31, 2024 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the Senior Secured Term Loan Due 2028, June 2027 Notes, FILO Facility and 2026 Exchangeable Notes, partially offset by lower interest incurred in connection with the September 2025 Notes and April 2025 Notes (as these terms are defined in "Liquidity and Capital Resources"). See Note 10. Debt for further details regarding these debt transactions.
Loss on Extinguishment of Debt, net
We recognized a loss on extinguishment of debt of $38 million during the year ended December 31, 2024 as a result of the refinancing activity that occurred in the first quarter of 2024. We recognized a loss on extinguishment of debt of $109 million during the year ended December 31, 2023, including a loss on extinguishment of debt of $121 million as a result of the financing activity that occurred in the third quarter of 2023, partially offset by a gain on extinguishment of debt of $13 million as a result of the financing activity that occurred in the second quarter of 2023. See Note 10. Debt for further details regarding these debt transactions.
Other, net

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$21,587	$(13,751)	$35,338	(257)%
Other, net increased $35 million for the year ended December 31, 2024 compared to the same period in the prior year primarily due to $21 million in debt modification costs associated with the financing activity that occurred in the fourth quarter of 2024, a $16 million increase primarily due to other non-operating gains recognized in the prior year and a $4 million increase due to realized and unrealized foreign currency exchange losses in the current period. This increase is partially offset by changes in realized and unrealized gains and losses from our investments in securities from a loss of $2 million in the prior year period to a gain of $3 million in the current year period. See Note 12. Fair Value Measurements for further details regarding our investments in securities and Note 10. Debt for further details regarding debt transactions.
(Benefit) provision for Income Taxes

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(1,777)	$34,729	$(36,506)	(105)%
For the year ended December 31, 2024, we recognized $2 million of income tax benefit, representing an effective tax rate of less than 1%, compared to an income tax expense of $35 million, also representing an effective tax rate of less than 1% for the year ended December 31, 2023. The effective tax rate decreased for the year ended December 31, 2024, as compared to the prior year primarily due to a decrease in valuation allowance recorded in the current period and various discrete items recorded in each of the respective years. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
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
Travel Solutions—Revenue increased $331 million, or 14%, for the year ended December 31, 2023 compared to the prior year, primarily due to:
•a $434 million, or 27%, increase in distribution revenue, which was primarily due to a 18% increase in direct billable bookings to 355 million and favorable rate impacts from improved international and corporate bookings; and

•an $104 million, or 15%, decrease in IT solutions revenue consisting of approximately $100 million decrease as a result of de-migrations, primarily due to changes in Russian law and impacts of termination fees in both periods from certain carriers and a $2 million decline in the recognition of previously deferred revenue comprised of a $27 million decrease primarily due to a change in facts and circumstances associated with a Russian carrier in the prior year, offset by $25 million recognized in 2023, which we do not expect to reoccur. In addition, we incurred a $36 million decrease due to the sale of our AirCentre portfolio on February 28, 2022. These decreases were partially offset by a $28 million increase in revenue due to an 8% increase in passengers boarded to 689 million.
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

    Corporate—Cost of revenue, excluding technology costs, increased $10 million, or 114%, for the year ended December 31, 2023 primarily due to a $13 million restructuring charge associated with the reduction of our workforce in 2023. This increase was partially offset by a $3 million decrease in labor and professional services costs due to our cost reduction plan.
Depreciation and Amortization—Cost of revenue, excluding technology costs, decreased $16 million, or 39%, for the year ended December 31, 2023 primarily due to the completion of amortization associated with certain customer implementations.

Technology Costs

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$811,417	$846,092	$(34,675)	(4)%
Hospitality Solutions	98,826	110,242	(11,416)	(10)%
Total segment technology costs	910,243	956,334	(46,091)	(5)%
Corporate	56,897	48,656	8,241	17%
Depreciation and amortization	69,456	91,107	(21,651)	(24)%
Total technology costs	$1,036,596	$1,096,097	$(59,501)	(5)%
Travel Solutions—Technology costs decreased $35 million, or 4%, for the year ended December 31, 2023 compared to the prior year. The decrease was primarily due to a $28 million decrease in technology costs due to cost savings related to our mainframe offloads and data migrations. Additionally, labor and professional services decreased by $8 million due to our cost reduction plan, which was partially offset by increased costs to support our technology transformation and strategic growth initiatives.
Hospitality Solutions—Technology costs decreased $11 million, or 10%, for the year ended December 31, 2023 compared to the prior year primarily due to a $17 million decrease in labor and professional services driven by our cost reduction plan. This decrease was partially offset by a $6 million increase in technology costs associated with our technology transformation initiatives, including the migration of SynXis to the cloud, and an increase in transaction volumes.
Corporate—Technology costs increased $8 million, or 17%, for the year ended December 31, 2023 compared to the prior year primarily due to a $27 million restructuring charge associated with the reduction of our workforce in 2023, partially offset by a $10 million decrease in stock-based compensation primarily due to forfeitures of unvested shares, and an $8 million decrease in labor and professional services driven by our cost reduction plan.
Depreciation and Amortization—Technology costs decreased $22 million, or 24%, for the year ended December 31, 2023 compared to the prior year primarily due to a $12 million decrease due to the sale of our AirCentre portfolio and the completion of amortization of capitalized internal use software, as well as an $11 million decrease due to the completion of amortization of technology assets from prior acquisitions.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Travel Solutions	$235,891	$247,510	$(11,619)	(5)%
Hospitality Solutions	45,311	47,629	(2,318)	(5)%
Total segment selling, general and administrative expenses	281,202	295,139	(13,937)	(5)%
Corporate	298,174	312,470	(14,296)	(5)%
Depreciation and amortization	55,017	53,550	1,467	3%
Total selling, general and administrative expenses	$634,393	$661,159	$(26,766)	(4)%
Travel Solutions—Selling, general and administrative expenses decreased $12 million, or 5%, for the year ended December 31, 2023 compared to the prior year. The decrease was driven by a $18 million decrease in labor and professional services due to our cost reduction plan. This decrease was partially offset by a $4 million increase in the provision for credit losses and a $2 million increase due to investment in our internal business systems.
Hospitality Solutions—Selling, general and administrative expenses decreased $2 million, or 5%, for the year ended December 31, 2023 compared to the prior year primarily due to a $3 million decrease in labor and professional services driven by our cost reduction plan, partially offset by a $2 million increase in the provision for credit losses, primarily due to an unfavorable fluctuation to provision reductions in the prior year.

Corporate—Selling, general and administrative expenses decreased $14 million, or 5%, for the year ended December 31, 2023 compared to the prior year. This decrease was partially driven by a decrease of $19 million in stock-based compensation primarily due to forfeitures of unvested shares, a $17 million decrease in legal costs resulting from ongoing litigation, a $15 million decrease due to a litigation reserve recorded in the prior year, and a decrease in other ongoing business expenses. These decreases were partially offset by a $26 million restructuring charge for severance and related benefits costs associated with the reduction of our workforce in 2023, an $11 million charge associated with a tax litigation matter, and a $5 million increase in labor and professional services costs.
Interest expense, net

	Year Ended December 31,
	2023	2022	Change

	(Amounts in thousands)
Interest expense, net	$447,878	$295,231	$152,647	52%
Interest expense increased $153 million, or 52%, for the year ended December 31, 2023 compared to the prior year primarily due to higher interest rates on our term loans and additional interest incurred in connection with the financing activities that occurred during 2023. This increase was partially offset by the impact of our interest rate swaps. See Note 10. Debt for further details of these debt transactions and Note 11. Derivatives for further details regarding our interest rate swaps.
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

Other, net increased $123 million for the year ended December 31, 2023 compared to the prior year primarily due to the gain on the sale of AirCentre of $180 million in the prior year, partially offset by a change in fair value of our investments in securities from a loss of $26 million in 2022 to a loss of $2 million in 2023, as well as other non-operating gains of $15 million in

2023 and realized and unrealized foreign currency exchange gains. See Note 3. Acquisitions and Dispositions for further details regarding the AirCentre sale and Note 12. Fair Value Measurements for further details regarding our investments in securities.
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
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of December 31, 2024 and 2023, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$724,479	$648,207
Outstanding balance under the AR Facility(1)	82,200	110,000
Available undrawn balance under the AR Facility(1)	—	400
Outstanding letters of credit under the bilateral letter of credit facility	12,535	11,514
Available under the bilateral letter of credit facility	7,465	8,486
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of December 31, 2024, we had $82 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty See Note 10. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2024 and 2023. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of December 31, 2024 and 2023.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced volume growth that has generally leveled off, which may continue into the future and could impact our rate of growth. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $231 million of principal due at maturity under current debt facilities.
In 2023 and 2024, we refinanced and extended the maturity on portions of our debt, which negatively impacted our results due to increasing interest rates, as well as negatively impacted our liquidity due to our utilizing cash from our balance sheet. In the second quarter of 2023, we began implementing a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-

term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2025 free cash flow to be greater than $200 million, which we expect to be impacted by normal seasonality on a quarterly basis.
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2024 based on our operating and non-operating results pursuant to the provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of net operating loss (“NOL”) carryforwards, and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2025, and we also expect to benefit from the utilization of NOLs in 2025 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2025. Additionally, several countries, primarily Canada and in Europe, have proposed or adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. We record DST in selling, general and administrative costs in the consolidated statements of operations. During the second quarter of 2024, we recorded $8 million of DST related to recently enacted legislation in Canada, of which $6 million was retroactive to periods prior to 2024. These amounts will become due in the second quarter of 2025. We are continuing to analyze the ongoing impacts of DST on our business in various jurisdictions and currently expect future DST expense to be lower than current periods, unless additional jurisdictions adopt DST with a retroactive date. In the third quarter and fourth quarters of 2024, we increased our DST reserves further for additional jurisdictions that we believe are applicable; payment of these amounts may negatively impact our cash flow.
The 2023 Term Loan Agreement, as defined below, requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries. Otherwise, our cash, cash equivalents and marketable securities held by our foreign subsidiaries are available to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2024, with certain limited exceptions and have not, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2024 and have not provided deferred taxes on any outside basis differences.
Contractual Obligations
Our material cash requirements consist of the following contractual obligations, excluding pension obligations. See Note 17. Pension and Other Postretirement Benefit Plans, to our consolidated financial statements. We had no off balance sheet arrangements during the years ended December 31, 2024, 2023 and 2022.
Debt
Our debt obligation includes all interest and principal of borrowings under our senior secured credit facilities, senior secured term loan due 2028, securitization facility, senior secured notes due 2025, 2027 and 2029 and senior exchangeable notes due 2025 and 2026. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which is not reflected in the amount disclosed below. Interest on the senior secured credit facilities, senior secured term loan due 2028 and securitization facility is based on the SOFR rate or the Reference Rate plus a base margin and includes the effect of interest rate swaps. See Note 10. Debt, to our consolidated financial statements. As of December 31, 2024, we had a total debt obligation, including interest, of $7 billion, with $623 million due within the next 12 months. Interest capitalized or expected to be capitalized into debt as paid-in-kind is included in the period it will ultimately become due. For purposes of this disclosure, we have used projected SOFR or Reference Rates, as applicable, for all future periods.
Lease obligations
We lease approximately 800 thousand square feet of office space in 56 locations in 38 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 24 leases. We have 1 purchase option and no restrictions imposed by our leases concerning dividends or additional debt. See Note 13. Leases, to our consolidated financial statements. As of December 31, 2024, we had total lease obligation of $88 million, with $18 million due within the next 12 months.
IT agreements

Certain agreements with technology providers, including for the provision of outsourcing services for our IT infrastructure and applications and the provision of certain cloud-based services, include minimum amounts due for the provision of those services. Contractual minimums are annual in some instances and span multiple years in other contracts. As of December 31, 2024, we had total IT agreement obligations of $1.9 billion, with $267 million due within the next 12 months. Actual payments may vary significantly from the minimum amounts calculated and include our estimated spend for those contracts with committed spend covering multiple years.
Purchase obligations
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2024. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2024, we had a total purchase obligation of $240 million, with $173 million due within the next 12 months.
Letters of credit
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders and backed by cash collateral, which we primarily issue in the normal course of business. There were no claims made against any standby letters of credit during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, we had a total obligation of $13 million, with $10 million due within the next 12 months.
Legal obligation
In December 2024, we entered into a settlement agreement in which we agreed to pay US Airways an aggregate of $20 million, due within the next 12 months. See Note 18. Commitments and Contingencies, to our consolidated financial statements for further details.
Uncertain tax positions
Uncertain tax positions include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. As of December 31, 2024, we had a total obligation of $39 million, with $1 million due within the next 12 months.
Capital Resources
As of December 31, 2024, our outstanding debt totaled $5.1 billion, which is net of debt issuance costs and unamortized discounts of $156 million. Currently approximately 47% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 27% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2023 and 2024 in response to the geopolitical conflict, changes in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the 2023 Term Loan Agreement, as defined below, provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"), the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In June 2023, we entered into a series of transactions including an intercompany secured term loan agreement (the "Pari Passu Loan Agreement") and a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement"), which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of December 31, 2024, we are in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility (as defined below), the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2023, we were not required to make an excess cash flow payment in 2024, and no excess cash flow payment is expected to be required in 2025 with respect to our results for the year ended December 31, 2024.
We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. As of December 31, 2023, we had reinvested $277 million of the proceeds from the disposition of AirCentre. In 2023, we prepaid $16 million in principal and unaccrued interest on 2021 Term Loan B-2, and $32 million in principal and unaccrued interest on 2022 Term Loan B-1 and 2022 Term Loan B-2, using the remaining net cash proceeds from the sale of AirCentre, in accordance with the contractual terms of the Amended and Restated Credit Agreement dated February 19, 2013.

Recent Events Impacting Our Liquidity and Capital Resources
Senior Secured Credit Facilities
On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under the Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024, and $1 million of third-party fees will be paid subsequent to December 31, 2024. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and are included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans will bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Senior Secured Notes
On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of our 8.625% senior secured notes due 2027 (the “June 2027 Notes”) and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of our 9.25% senior secured notes due 2025 (the “April 2025 Notes”) and approximately $4 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest, of which $10 million and $31 million were paid in cash, respectively, during the year ending December 31, 2024, and $1 million of third-party fees will be paid subsequent to December 31, 2024. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of the September 2025 Notes and approximately $7 million of the April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes issued in September 2023. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable

Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of December 31, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of the existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of December 31, 2024, we had $202 million outstanding under the Securitization Facility, consisting of $82 million under the AR Facility and $120 million outstanding under the FILO Facility.
Dividends
The Preferred Stock accumulated cumulative dividends at a rate per annum equal to 6.50% payable, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. We accrued $14 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2023. During the year ended December 31, 2023, we paid cash dividends on our preferred stock of $16 million. On September 1, 2023, the mandatory conversion date, each outstanding share of Preferred Stock was automatically converted into shares of our common stock. See Note 14. Stock and Stockholders’ Equity for further details.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the year ended December 31, 2024, we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. As of December 31, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Cash Flows
Operating Activities
Cash provided by operating activities totaled $71 million for the year ended December 31, 2024. The $14 million increase in operating cash flow from 2023 was primarily due to earnings growth, a $12 million decrease in interest payments related to our debt, primarily due to the deferral of paid-in-kind interest and a $31 million decrease in severance payments made in connection with our cost reduction plan. These changes were partially offset by payments of $17 million associated primarily with employee retention plans and $19 million paid for debt modification costs associated with the refinancing activity in the fourth quarter of 2024. Additionally, 2023 benefited from several working capital initiatives, which did not repeat in 2024.
Cash provided by operating activities totaled $56 million for the year ended December 31, 2023. The $333 million increase in operating cash flow from 2022 was primarily due to increased transaction volumes, partially offset by a $108 million increase in interest payments related to our debt and $48 million of severance payments made in connection with our cost reduction plan. Additionally, cash flow from operations in 2023 benefited from several working capital initiatives.

Investing Activities
For the year ended December 31, 2024, we used $84 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems, partially offset by proceeds received from the sale of investment in securities of $55 million.
For the year ended December 31, 2023, we used $87 million of cash for capital expenditures primarily related to software developed for internal use, and $23 million for investment and acquisition-related activity.
Financing Activities
For the year ended December 31, 2024, we used $40 million for financing activities. Significant highlights of our financing activities included:
•proceeds of $780 million from the issuance of the November 2029 Notes;
•payment of $509 million on the December 2027 Notes, payment of $246 million on the June 2027 Notes, payment of $21 million of the April 2025 Notes and payment of $4 million of the September 2025 Notes;
•proceeds of $775 million from the issuance of the 2024 Term Loans;
•payment of $775 million on our Existing Term Loans;
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
•payment of $36 million on our September 2025 Notes and $7 million on our April 2025 Notes;
•net payment of $28 million on borrowings on our AR Facility; and
•net payments of $7 million from the settlement of employee stock awards.
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
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes. For the year ended December 31, 2024, impairment of these assets as a result of the related contracts becoming uncollectable, modified or canceled was $1 million. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Goodwill and Intangible Assets
We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions.

We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. Our qualitative assessments consider a variety of factors, including but not limited to domestic and international economic indicators, interest rates, our financial performance, and the most recent information from the International Air Transport Association ("IATA") about global passenger traffic, which we believe to be a key assumption. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of the reporting units. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. As of our last quantitative test in 2023, fair value exceeded current value by more than 10% and our subsequent qualitative tests provided no indicators that it is more likely than not that fair value is less than carrying value. We utilize third-party appraisal firms to assist us in determining the fair value of a reporting unit as part of performing the quantitative assessment. We did not record any goodwill impairment charges for the years ended December 31, 2024, 2023 and 2022.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2024, 2023 and 2022.
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
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $543 million and $53 million, respectively as of December 31, 2024. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $131 million as of December 31, 2024. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2024 and 2023, we had a liability, including interest and penalty, of $39 million and $61 million, respectively, for uncertain tax positions, of which $36 million and $57 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
Interest Rate Risk
Historically, our exposure to interest rate risk has primarily related to our interest rate swaps and interest rates under our Amended and Restated Credit Agreement on our senior secured credit facilities. In June 2023, we entered into a new senior secured term loan facility, the Senior Secured Term Loan Due 2028, that bears interest at a floating rate based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. An increase in the Reference Rate, up to the ceiling rates, would negatively impact our interest expense. During 2024, the interest rate ranged from 13.00% to 16.13% and averaged 14.33% for the year. Offsetting some of this exposure is interest income received from our time deposits and money market funds. The objectives of our investment in time deposits and money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2024, the impact to our interest income from these investments would not be material. This amount was determined by applying the hypothetical interest rate change to our average time deposits and money market funds invested.
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
Interest rate swaps outstanding at December 31, 2024 and matured during the years ended December 31, 2024, 2023 and 2022 are as follows:

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

(1)____________________
(1) Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.

Since outstanding balances under our senior secured credit facilities incur interest at rates based on SOFR, subject to an applicable floor, increases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a net liability of $2 million as of December 31, 2024 and 2023.
The global capital markets experienced periods of volatility throughout 2023 and 2024 in response to geopolitical conflict, changes in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy. During 2023 and 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. We may decide to further refinance portions of our debt in 2025 and 2026 which, at current interest rates, could negatively impact our interest expense. Although interest rates have decreased recently in response to easing monetary policy, they continue to remain volatile, which could drive higher funding costs. Currently approximately 47% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Excluding the impact of the Senior Secured Term Loan due in 2028, approximately 27% of our debt is variable. See “Risk Factors—We are exposed to interest rate fluctuations."
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2024, foreign currency operations included $197 million of revenue and $657 million of operating expenses, representing approximately 6% and 24% of our total revenue and operating expenses, respectively. During the year ended December 31, 2023, foreign currency operations included $193 million of revenue and $613 million of operating expenses, representing approximately 7% and 21% of our total revenue and operating expenses, respectively. During the year ended December 31, 2022, foreign currency operations included $169 million of revenue and $517 million of operating expenses, representing approximately 7% and 18% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% of our operating expenses for the years ended December 31, 2024 and 2023. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. Additionally, approximately 30% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
Due to the impacts of the uncertain economic environment on our foreign currency exposures, we have paused entering into new cash flow hedges of forecasted foreign currency cash flows until we have more clarity. As a result, as of December 31, 2024, we have no unsettled forward contracts and have not entered into any foreign currency forward contracts for 2024.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive loss and is included in stockholders’ (deficit) equity. We recognized a net translation loss in other comprehensive income (loss) of $1 million for the year ended December 31, 2024, a gain of $4 million for the year ended December 31, 2023, and a loss of $1 million for the year ended December 31, 2022.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2024 and 2023, approximately $184 million, or 69%, and $217 million, or 76%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through clearing houses, such as the Airline Clearing House (“ACH”).
As of December 31, 2024, 2023 and 2022, approximately 54%, 53%, and 48%, respectively, of our air customers make payments through the ACH, or other similar clearing houses, which accounts for approximately 89%, 82% and 82%, respectively, of transaction revenue related to air customers. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $571 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation.

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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 8 of the financial statements, the Company operates in the United States and multiple international jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge income tax positions on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2024, the Company accrued liabilities of $39 million for uncertain tax positions, including penalties and interest.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2025

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$3,029,565	$2,907,738	$2,537,015
Cost of revenue, excluding technology costs	1,254,739	1,189,606	1,040,819
Technology costs	865,998	1,036,596	1,096,097
Selling, general and administrative	622,670	634,393	661,159
Operating income (loss)	286,158	47,143	(261,060)
Other expense:
Interest expense, net	(509,643)	(447,878)	(295,231)
Loss on extinguishment of debt, net	(37,994)	(108,577)	(4,473)
Equity method income	2,606	2,042	686
Other, net	(21,587)	13,751	136,645
Total other expense, net	(566,618)	(540,662)	(162,373)
Loss from continuing operations before income taxes	(280,460)	(493,519)	(423,433)
(Benefit) provision for income taxes	(1,777)	34,729	8,666
Loss from continuing operations	(278,683)	(528,248)	(432,099)
Income (loss) from discontinued operations, net of tax	—	308	(679)
Net loss	(278,683)	(527,940)	(432,778)
Net income (loss) attributable to noncontrolling interests	76	(332)	2,670
Net loss attributable to Sabre Corporation	(278,759)	(527,608)	(435,448)
Preferred stock dividends	—	14,257	21,385
Net loss attributable to common stockholders	$(278,759)	$(541,865)	$(456,833)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.73)	$(1.56)	$(1.40)
Loss from discontinued operations	—	—	—
Net loss per common share	$(0.73)	$(1.56)	$(1.40)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.73)	$(1.56)	$(1.40)
Loss from discontinued operations	—	—	—
Net loss per common share	$(0.73)	$(1.56)	$(1.40)
Weighted-average common shares outstanding:
Basic	383,733	346,567	326,742
Diluted	383,733	346,567	326,742
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(278,683)	$(527,940)	$(432,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ("CTA")	(950)	3,890	(1,024)
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of $(114), $8 and $(490)	166	(5,179)	(136)
Pension settlement, net of taxes of $—, $— and $(691)	—	—	6,016
Amortization of prior service credits, net of taxes of $—, $— and $96	(1,432)	(1,432)	(1,337)
Amortization of actuarial losses, net of taxes of nil in all periods	2,812	2,302	6,484
Net change in retirement-related benefit plans, net of tax	1,546	(4,309)	11,027
Derivatives:
Unrealized (losses) gains, net of taxes of $—, $— and $(406)	7,170	(794)	5,658
Reclassification adjustment for realized gains, net of taxes of $—, $— and $78	(7,094)	(6,652)	(1,082)
Net change in derivatives, net of tax	76	(7,446)	4,576
Share of other comprehensive loss of equity method investments	(495)	(326)	(23)
Other comprehensive income (loss)	177	(8,191)	14,556
Comprehensive loss	(278,506)	(536,131)	(418,222)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(76)	332	(2,670)
Comprehensive loss attributable to Sabre Corporation	$(278,582)	$(535,799)	$(420,892)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$724,479	$648,207
Restricted cash	21,039	21,037
Accounts receivable, net	339,978	343,436
Prepaid expenses and other current assets	77,722	145,911
Total current assets	1,163,218	1,158,591
Property and equipment, net of accumulated depreciation	248,399	233,677
Equity method investments	22,470	22,343
Goodwill	2,552,938	2,554,039
Acquired customer relationships, net of accumulated amortization	192,064	214,190
Other intangible assets, net of accumulated amortization	145,819	161,913
Deferred income taxes	8,113	10,201
Other assets, net	301,908	317,240
Total assets	$4,634,929	$4,672,194

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$263,679	$231,767
Accrued compensation and related benefits	114,937	135,620
Accrued subscriber incentives	265,065	237,421
Deferred revenues	72,111	108,256
Other accrued liabilities	195,769	197,609
Current portion of debt	230,214	4,040
Total current liabilities	1,141,775	914,713
Deferred income taxes	37,242	30,745
Other noncurrent liabilities	212,907	258,719
Long-term debt	4,834,776	4,829,461
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	12,928	14,375
Stockholders’ equity
Common stock: $0.01 par value; 1,000,000 authorized shares; 414,754 and 405,915 shares issued, 385,932 and 379,569 shares outstanding at December 31, 2024 and 2023, respectively	4,147	4,059
Additional paid-in capital	3,304,466	3,249,901
Treasury stock, at cost, 28,822 and 26,346 shares at December 31, 2024 and 2023, respectively	(526,789)	(520,124)
Accumulated deficit	(4,327,152)	(4,048,393)
Accumulated other comprehensive loss	(73,747)	(73,922)
Noncontrolling interest	14,376	12,660
Total stockholders’ deficit	(1,604,699)	(1,375,819)
Total liabilities and stockholders’ deficit	$4,634,929	$4,672,194
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(278,683)	$(527,940)	$(432,778)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	129,484	148,676	184,633
Paid-in-kind interest	117,752	53,859	—
Stock-based compensation expense	54,567	52,015	82,872
Loss on extinguishment of debt, net	37,994	108,577	4,473
Amortization of upfront incentive consideration	34,317	34,833	44,086
Amortization of debt discount and issuance costs	29,119	22,743	16,026
(Gain) loss on investment fair value adjustment	(3,234)	2,400	26,000
Other	4,598	(3,261)	5,732
Deferred income taxes	(2,891)	22,287	(17,306)
Provision for expected credit losses	2,059	5,872	(285)
(Income) loss from discontinued operations	—	(308)	679
Gain on sale of assets and investments	—	—	(180,081)
Pension settlement charge	—	—	6,707
Impairment and related charges	—	—	5,146
Debt modification costs	—	—	4,905
Gain on loan converted to equity	—	—	(3,568)
Changes in operating assets and liabilities:
Accounts and other receivables	13,327	(1,454)	(122,288)
Prepaid expenses and other current assets	3,880	51,506	(22,431)
Capitalized implementation costs	(18,250)	(8,862)	(12,577)
Upfront incentive consideration	(9,432)	(13,942)	(12,113)
Other assets	(7,121)	(3,960)	42,039
Accrued compensation and related benefits	(31,319)	487	(11,857)
Accounts payable and other accrued liabilities	32,710	60,527	131,034
Deferred revenue including upfront solution fees	(38,283)	52,184	(15,506)
Cash provided by (used in) operating activities	70,594	56,239	(276,458)
Investing Activities
Additions to property and equipment	(84,148)	(87,423)	(69,494)
Proceeds from disposition of investments in securities and assets	54,834	—	392,268
Other investing activities	(300)	664	—
Purchase of investments	—	(11,200)	(80,000)
Acquisitions, net of cash acquired	—	(12,021)	(68,797)
Cash (used in) provided by investing activities	(29,614)	(109,980)	173,977
Financing Activities
Proceeds of borrowings from lenders	1,755,104	1,530,473	1,818,581
Payments on borrowings from lenders	(1,750,740)	(1,573,729)	(1,822,661)
Proceeds from borrowings under Securitization Facility	183,500	218,600	—
Payments on borrowings under Securitization Facility	(91,300)	(108,600)	—
Debt prepayment fees and issuance costs	(50,325)	(159,589)	(33,489)
Net payment on the settlement of equity-based awards	(6,667)	(5,535)	(16,084)
Dividends paid on preferred stock	—	(16,039)	(21,385)
Proceeds from sale of redeemable shares in subsidiary	—	16,000	—
Other financing activities	—	4,200	(332)
Cash provided by (used in) financing activities	39,572	(94,219)	(75,370)
Cash Flows from Discontinued Operations
Cash used in operating activities	—	(425)	(3,259)
Cash used in discontinued operations	—	(425)	(3,259)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,278)	1,706	(2,358)
Increase (decrease) in cash, cash equivalents and restricted cash	76,274	(146,679)	(183,468)
Cash, cash equivalents and restricted cash at beginning of period	669,244	815,923	999,391
Cash, cash equivalents and restricted cash at end of period	$745,518	$669,244	$815,923
Cash payments for income taxes	$18,317	$24,332	$15,620
Cash payments for interest	$382,966	$394,539	$286,139
Capitalized interest	$8,056	$5,740	$2,232
Non-cash additions to property and equipment	$23	$—	$3,025
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2021	3,290,000	$33	346,430,421	$3,464	$3,115,719	22,929,668	$(498,141)	$(3,049,695)	$(80,287)	$9,190	$(499,717)
Comprehensive loss	—	—	—	—	—	—	—	(435,448)	14,556	2,670	(418,222)
Preferred stock dividends(1)	—	—	—	—	—	—	—	(21,385)	—	—	(21,385)
Settlement of stock-based awards	—	—	7,006,082	70	(11)	1,965,330	(16,074)	—	—	—	(16,015)
Stock-based compensation expense	—	—	—	—	82,872	—	—	—	—	—	82,872
Other	—	—	—	—	—	—	—	—	—	(360)	(360)
Balance at December 31, 2022	3,290,000	33	353,436,503	3,534	3,198,580	24,894,998	(514,215)	(3,506,528)	(65,731)	11,500	(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(527,608)	(8,191)	1,160	(534,639)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(14,257)	—	—	(14,257)
Conversion of preferred stock to common stock	(3,290,000)	(33)	46,999,367	470	(437)	—	—	—	—	—	—
Settlement of stock-based awards	—	—	5,478,793	55	375	1,450,686	(5,909)	—	—	—	(5,479)
Stock-based compensation expense	—	—	—	—	52,015	—	—	—	—	—	52,015
Other	—	—			(632)	—	—	—	—	—	(632)
Balance at December 31, 2023	—	—	405,914,663	4,059	3,249,901	26,345,684	(520,124)	(4,048,393)	(73,922)	12,660	(1,375,819)
Comprehensive loss	—	—	—	—	—	—	—	(278,759)	177	1,716	(276,866)
Settlement of stock-based awards	—	—	8,839,013	88	(2)	2,476,800	(6,665)	—	—	—	(6,579)
Stock-based compensation expense	—	—	—	—	54,567	—	—	—	—	—	54,567
Other	—	—			—	—	—	—	(2)	—	(2)
Balance at December 31, 2024	—	$—	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We consolidate all majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts in the financial statements and the tables in the notes, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. All amounts in the notes reference results from continuing operations, unless otherwise indicated. We have reclassified certain amounts in the notes to the financial statements, in the prior periods, to conform to current period presentation.
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
Within our segments and results of operations, cost of revenue, excluding technology costs, primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, transactional-related costs, including travel agency incentive consideration for reservations made on our global distribution system ("GDS") for Travel Solutions and GDS transaction fees for Hospitality Solutions, amortization of upfront incentive consideration and depreciation and amortization associated with capitalized implementation costs, and certain intangible assets. Corporate cost of revenue, excluding technology costs, primarily includes costs, such as stock-based compensation and restructuring charges, that are not allocated to our segments. Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including data processing and hosting, third-party software, other costs associated with the maintenance and minor enhancement of our technology, and depreciation and amortization associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets related to technology. Technology costs also include costs associated with our technology transformation efforts. Corporate technology costs includes certain expenses such as stock-based compensation, restructuring charges and other corporate related items including labor and professional services that are not identifiable with either of our segments. Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, digital services taxes ("DST"), other overhead costs, personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, and depreciation and amortization associated with property and equipment, acquired customer relationships, trademarks and brand names.
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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification ("ASC") 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts for GDS services and central reservation system services for Hospitality Solutions have a single stand-ready series performance obligation. For Travel Solutions' IT Solutions revenue, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time.
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
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets and deferred customer advances and discounts are reviewed for recoverability on a periodic basis based on a review of impairment indicators, future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. For the year ended December 31, 2024, we recorded an impairment of $1 million related to these assets. For the years ended December 31, 2023 and 2022, we did not impair any of these assets as a result of the related contract becoming uncollectible, modified or canceled. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $9 million, $11 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We maintained an allowance for credit losses of approximately $26 million, $34 million and $39 million at December 31, 2024, 2023 and 2022, respectively. See Note 9. Credit Losses for further considerations involved in the development of this estimate.
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
We capitalize certain costs related to our infrastructure, software applications and reservation systems in accordance with GAAP on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 7. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $67 million, $79 million and $90 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of software developed for internal use totaled $53 million, $66 million and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, we capitalized $66 million, $77 million, and $64 million, respectively, related to software developed for internal use.

We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2024 and 2023.
Leases
We lease certain facilities under long term operating leases. We determine if an arrangement is a lease at inception. We evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. Finance lease assets are included in property and equipment with associated liabilities included in current portion of debt and long-term debt in our consolidated balance sheets. We did not have any finance lease assets for the years ended December 31, 2024 and 2023.
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
Business Divestitures
We periodically divest assets that we do not consider core to our business strategy. The carrying value of the net assets held for sale are compared to their fair value, less cost to sell, and any initial adjustments of the carrying value to fair value, less cost to sell are recorded when the held for sale criteria are met. Gains or losses associated with the disposal of assets held for sale are recorded within other, net in our consolidated statements of operations. When the net assets constitute a business, we allocate a portion of the goodwill from the related reporting unit to the carrying value of the net assets held for sale. The amount of goodwill allocated is based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We utilize third-party appraisal firms to assist us in determining the fair value of a reporting unit as part of performing the quantitative assessment. We have two reporting units associated with our continuing operations: Travel Solutions and Hospitality Solutions. We did not record any goodwill impairment charges for the years ended December 31, 2024, 2023 and 2022. See Note 6. Goodwill and Intangible Assets for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record any intangible asset impairment charges for the years ended December 31, 2024, 2023 and 2022. See Note 6. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in entities that we do not control but over which we exert significant influence. We periodically evaluate investments accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $19 million as of December 31, 2024 and 2023.
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
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from two to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 7. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $19 million, $23 million and $37 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield is based on the calculated yield on our common stock at the time of grant. No stock options were granted during the years ended December 31, 2024, 2023 and 2022.
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
Adoption of New Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued updated guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard as of December 31, 2024. See Note 19. Segment Information for more information on the impacts from adoption.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued guidance regarding disaggregation of income statement expenses, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The standard is effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that this standard will have on our financial statement disclosures.

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
The following table presents our assets and liabilities with customers as of December 31, 2024 and December 31, 2023 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2024	December 31, 2023
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$28,635	$42,029
Trade and unbilled receivables, net	Accounts receivable, net	334,699	341,362
Long-term trade unbilled receivables, net	Other assets, net	20,531	20,265
Contract liabilities	Deferred revenues / other noncurrent liabilities	128,645	166,911
_______________________________
(1) Includes contract assets of $8 million and $11 million for December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, we recognized revenue of approximately $60 million from contract liabilities that existed as of January 1, 2024. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. During the year ended December 31, 2022, we recorded an impairment of $5 million on our unbilled receivables due to the expected impact of Russian legislation and related regulations enacted during the year on the future recoverability of these assets. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 9. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2024	2023	2022
Distribution	$2,173,618	$2,057,044	$1,622,545
IT Solutions(1)	571,226	585,033	688,730
Total Travel Solutions	2,744,844	2,642,077	2,311,275
SynXis Software and Service	299,184	275,017	227,301
Other	27,635	29,152	27,319
Total Hospitality Solutions	326,819	304,169	254,620
Eliminations	(42,098)	(38,508)	(28,880)
Total Sabre Revenue	$3,029,565	$2,907,738	$2,537,015
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $7 million, $7 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2024, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is $6 million.
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
We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Our cancellation reserve is sensitive to our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. Our air booking cancellation reserve totaled $11 million and $10 million as of December 31, 2024 and 2023, respectively.

Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment did not result in any material impairments for the years ended December 31, 2024 and 2023. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Contract acquisition costs:
Beginning balance	$19,520	$19,417
Additions	7,046	6,500
Amortization	(6,376)	(6,397)
Ending balance	$20,190	$19,520

Capitalized implementation costs:
Beginning balance	$67,536	$82,711
Additions	18,250	8,862
Amortization	(18,565)	(23,031)
Impairment	(1,092)	(1,519)
Other	711	513
Ending balance	$66,840	$67,536

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

As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of December 31, 2024 and 2023, the redeemable noncontrolling interest was $13 million and $14 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the year ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023
Redeemable noncontrolling interest, beginning of period	$14,375	$—
Proceeds from sale of redeemable noncontrolling interest	—	16,000
Net loss attributable to redeemable noncontrolling interest	(1,447)	(1,625)
Redeemable noncontrolling interest, end of period	$12,928	$14,375
5. Restructuring Activities
During the second quarter of 2023, we announced and began to implement a cost reduction plan designed to reposition our business and to structurally reduce our cost base. As a result of this cost reduction plan, we incurred restructuring costs beginning in the second quarter of 2023 associated with our workforce. We do not expect additional restructuring charges associated with these activities to be significant as all activities associated with this plan are substantially complete as of December 31, 2024.
Since the second quarter of 2023, we have incurred costs of $83 million in connection with this business plan. These restructuring costs are comprised of $77 million that has been or will be paid in cash for severance and related benefits costs and $6 million paid related to other restructuring costs. During the twelve months ended December 31, 2024, we recorded $19 million in additional severance and related benefits costs, of which $1 million is recorded within cost of revenue, excluding technology costs, $13 million is recorded within technology costs and $5 million is recorded within selling, general and administrative costs within our consolidated statement of operations. The majority of these additional costs is expected to be paid by the end of the first quarter of 2025. We also recorded a $10 million adjustment to the accrued liability for estimated amounts that are no longer expected to be paid.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this cost reduction plan (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance as of January 1	$17,288	$—
Charges	19,379	64,247
Cash payments	(16,941)	(48,189)
Non-cash adjustments	(9,774)	1,230
Balance as of December 31	$9,952	$17,288
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Travel Solutions	Hospitality Solutions	Total Goodwill
Balance as of December 31, 2022	$2,381,964	$160,123	$2,542,087
Acquired	—	9,436	9,436
Adjustments(1)	2,516	—	2,516
Balance as of December 31, 2023	2,384,480	169,559	2,554,039
Adjustments(1)	(1,101)	—	(1,101)
Balance as of December 31, 2024	$2,383,379	$169,559	$2,552,938
________________________
(1)Includes net foreign currency effects during the years ended December 31, 2024 and 2023.

The following table presents our intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$1,004,375	$(812,311)	$192,064	$1,041,719	$(827,529)	$214,190
Trademarks and brand names	323,998	(191,403)	132,595	334,434	(190,948)	143,486
Reacquired rights	—	—	—	113,500	(113,500)	—
Purchased technology	388,742	(375,518)	13,224	449,936	(431,509)	18,427
Acquired contracts, supplier and distributor agreements	24,600	(24,600)	—	37,600	(37,600)	—
Non-compete agreements	1,700	(1,700)	—	13,953	(13,953)	—
Total intangible assets	$1,743,415	$(1,405,532)	$337,883	$1,991,142	$(1,615,039)	$376,103
Amortization expense relating to intangible assets subject to amortization totaled $38 million, $40 million and $51 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2025	$35,189
2026	35,189
2027	34,508
2028	33,010
2029	31,584
2030 and thereafter	168,403
Total	$337,883

7. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid Expenses	$38,782	$42,863
Investment in securities(1)	555	51,970
Value added tax receivable	24,704	30,005
Other	13,681	21,073
Prepaid expenses and other current assets	$77,722	$145,911
______________________
(1) See Note 12. Fair Value Measurements for further detail.

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Buildings and leasehold improvements	$25,597	$28,000
Furniture, fixtures and equipment	32,081	31,933
Computer equipment	119,789	121,359
Software developed for internal use	1,966,723	1,903,576
Property and equipment	2,144,190	2,084,868
Accumulated depreciation and amortization	(1,895,791)	(1,851,191)
Property and equipment, net	$248,399	$233,677
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2024	2023
Right-of-Use asset(1)	$67,327	$69,895
Capitalized implementation costs, net	66,840	67,536
Deferred upfront incentive consideration	61,058	63,509
Long-term contract assets and customer advances and discounts(2)	26,178	39,945
Long-term trade unbilled receivables(2)	20,531	20,265
Other	59,974	56,090
Other assets, net	$301,908	$317,240
________________________________
(1) Refer to Note 13. Leases for additional information.
(2) Refer to Note 2. Revenue from Contracts with Customers for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Pension and other postretirement benefits(1)	$61,990	$74,288
Deferred revenue	56,534	58,655
Lease liabilities(2)	52,624	56,277
Other	41,759	69,499
Other noncurrent liabilities	$212,907	$258,719
___________________________
(1) Refer to Note 17. Pension and Other Postretirement Benefit Plans, for additional information.
(2) Refer to Note 13. Leases, for additional information.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2024	2023
Defined benefit pension and other postretirement benefit plans	$(76,510)	$(78,056)
Unrealized foreign currency translation gain	8,196	9,147
Unrealized loss on interest rate swaps	(2,793)	(2,869)
Share of other comprehensive loss of equity method investment	(2,640)	(2,144)
Total accumulated other comprehensive loss, net of tax	$(73,747)	$(73,922)
See Note 17. Pension and Other Postretirement Benefit Plans, for information on the income statement line items affected as the result of amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans. See Note 11. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
8. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2024	2023	2022
Components of pre-tax loss:
Domestic	$(347,887)	$(551,182)	$(380,367)
Foreign	67,427	57,663	(43,066)
	$(280,460)	$(493,519)	$(423,433)
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current portion:
Federal	$1,702	$440	$12,224
State and Local	2,336	1,272	2,439
Non U.S.	(2,924)	10,730	11,309
Total current	1,114	12,442	25,972
Deferred portion:
Federal	2,258	(1,170)	(1,041)
State and Local	(456)	18,054	(1,759)
Non U.S.	(4,693)	5,403	(14,506)
Total deferred	(2,891)	22,287	(17,306)
Total (benefit) provision for income taxes	$(1,777)	$34,729	$8,666

The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax provision at statutory federal income tax rate	$(58,896)	$(103,639)	$(88,921)
State income taxes, net of federal benefit	(4,508)	(6,733)	(3,844)
Impact of non U.S. taxing jurisdictions, net	(12,105)	(6,262)	10,343
Goodwill	—	—	24,590
Base erosion and anti-abuse tax	—	9,818	9,474
Employee stock based compensation	8,952	9,758	7,853
Research tax credit	(11,261)	(31,296)	(9,134)
Valuation Allowance	76,380	163,097	59,827
Other, net	(339)	(14)	(1,522)
Total (benefit) provision for income taxes	$(1,777)	$34,729	$8,666
The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Tax loss carryforwards	$440,187	$400,634
Software developed for internal use	198,354	139,722
Tax credit carryforwards	96,135	90,674
Employee benefits other than pension	31,874	38,221
Deferred revenue	27,320	36,714
Bond discounts	—	18,132
Lease liabilities	14,803	16,756
Pension obligations	11,087	16,688
Suspended loss	14,737	14,702
Accrued expenses	10,901	10,480
Incentive consideration	4,223	2,207
Other	1,324	461
Total deferred tax assets	850,945	785,391
Deferred tax liabilities:
Intangible assets	(81,467)	(88,608)
Non U.S. operations	(24,982)	(22,763)
Right of use assets	(14,126)	(16,769)
Unrealized gains and losses	(16,016)	(12,647)
Investment in partnership	(10,345)	(10,763)
Depreciation and amortization	(3,255)	(2,970)
Bond discounts	(2,078)	—
Total deferred tax liabilities	(152,269)	(154,520)
Valuation allowance	(727,805)	(651,415)
Net deferred tax liability	$(29,129)	$(20,544)
We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2024, with certain limited exceptions and have not, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2024 and have not provided deferred taxes on any outside basis differences.
As of December 31, 2024, we have U.S. federal NOL carryforwards of approximately $170 million, which primarily have an indefinite carryforward period. Additionally, we have research tax credit carryforwards of approximately $71 million, which will expire between 2027 and 2044. There are no U.S. federal NOLs subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Internal Revenue Code). We have state NOLs of $8 million which will expire primarily between 2025 and 2044 and state research tax credit carryforwards of $21 million which will expire between 2025 and 2042. We have $618 million of non-U.S. NOL carryforwards and $7 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $543 million and $53 million, respectively as of December 31, 2024. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $131 million as of December 31, 2024. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the year ended December 31, 2024, we recognized a benefit of $4 million, and during the years ended December 31, 2023, and 2022, we recognized an expense of $12 million, and $1 million, respectively, related to interest and penalties. As of December 31, 2024 and 2023, we had a liability, including interest and penalties, of $39 million and $61 million, respectively, for uncertain tax positions, including cumulative accrued interest and penalties of approximately $10 million and $20 million, respectively.
A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$41,084	$75,962	$84,929
Additions for tax positions taken in the current year	4,022	6,275	3,641
Additions for tax positions of prior years	1,461	1,737	2,276
Reductions for tax positions of prior years	(16,265)	(19,466)	(8,846)
Reductions for tax positions of expired statute of limitations	(1,134)	(18,485)	(2,900)
Settlements	(303)	(4,939)	(3,138)
Balance at end of year	$28,865	$41,084	$75,962

    We present uncertain tax positions as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of uncertain tax positions that were offset against deferred tax assets on our balance sheets was $19 million, $27 million, and $51 million as of December 31, 2024, 2023, and 2022 respectively, with remaining amounts recorded as a liability.

As of December 31, 2024, 2023, and 2022, the amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $25 million, $37 million, and $67 million, respectively. It is reasonably possible that $1 million in uncertain tax positions may be resolved in the next twelve months, due to statute of limitations expiration.

    In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2022 - forward
Singapore	2020 - forward
India	2003 - forward
Uruguay	2019 - forward
U.S. Federal	2017, 2020 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2016.

9. Credit Losses
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2024 and 2023 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2024
Balance at December 31, 2022	$38,815
Provision for expected credit losses	5,872
Write-offs	(10,600)
Other	256
Balance at December 31, 2023	34,343
Provision for expected credit losses	2,059
Write-offs	(10,332)
Other	(278)
Balance at December 31, 2024	$25,792
We regularly monitor the financial condition of the air transportation industry. The credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2024, approximately 54% of our air customers make payments through the ACH which accounts for approximately 89% of transaction revenue related to air customers. For these carriers, the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
10. Debt
As of December 31, 2024 and 2023, our outstanding debt included in our consolidated balance sheets totaled $5,065 million and $4,834 million, respectively, which are net of debt issuance costs of $56 million and $63 million, respectively, and unamortized discounts of $100 million and $65 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2024 and 2023 (in thousands):

			December 31,
	Rate	Maturity	2024	2023
Senior Secured Credit Facilities:
2021 Term Loan B-1	S(1)+3.50%	December 2027	$314,860	$392,015
2021 Term Loan B-2	S(1)+3.50%	December 2027	366,280	614,151
2022 Term Loan B-1	S(1) + 4.25%	June 2028	382,147	603,447
2022 Term Loan B-2	S(1) + 5.00%	June 2028	414,482	645,310
2024 Term Loan B-1	S(1) + 6.00%	November 2029	700,000	—
2024 Term Loan B-2	S(1) + 6.00%	November 2029	75,000	—
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	871,611	753,859
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	82,200	110,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	—
9.250% senior secured notes due 2025	9.25%	April 2025	10,416	38,895
4.00% senior exchangeable notes due 2025	4.00%	April 2025	183,220	333,220
7.375% senior secured notes due 2025	7.375%	September 2025	23,393	63,019
7.32% senior exchangeable notes due 2026	7.320%	August 2026	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	656,783	852,987
11.25% senior secured notes due 2027	11.25%	December 2027	45,814	555,000
10.75% senior secured notes due 2029	10.75%	November 2029	824,714	—
Face value of total debt outstanding			5,220,920	4,961,903
Less current portion of debt outstanding			(230,704)	(4,040)
Face value of long-term debt outstanding			$4,990,216	$4,957,863

______________________
(1)Represents the Secured Overnight Financing Rate ("SOFR").
(2)Represents the Reference Rate as defined below.
(3)At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid-in-kind the spread is 1.75%.
(4)In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.
We had outstanding letters of credit totaling $13 million and $12 million as of December 31, 2024 and 2023, respectively, which were secured by a $21 million cash collateral deposit account.
The weighted average interest rate on our short-term borrowings, which include our 9.25% senior secured notes due 2025, 4.00% senior exchangeable notes due 2025, 7.375% senior secured notes due 2025 and the current portions of the 2021 Term Loan B-1, 2022 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2, is 4.92% as of December 31, 2024.
Senior Secured Credit Facilities
Refinancing Transactions
On May 16, 2023, Sabre GLBL entered into Amendment No. 5 to the Credit Agreement (the “SOFR Amendment”). The SOFR Amendment was entered into pursuant to the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"). The SOFR Amendment provides for the replacement of the London Interbank Offering Rate ("LIBOR")-based rates with a SOFR-based rate for the 2021 Term Loan B-1 and 2021 Term Loan B-2 and amends certain provisions of the Credit Agreement. The change from LIBOR to SOFR is due to the reference rate reform and the phasing out of LIBOR as a loan benchmark. The SOFR Amendment did not have a material impact on our financial position or results of operations.
On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024, and $1 million of third-party fees will be paid subsequent to December 31, 2024. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and are included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans will bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Principal Payments
The 2021 Term Loan B-1 and the 2021 Term Loan B-2 mature on December 17, 2027 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. As required under the terms of the credit facility, we used proceeds of $16 million from the sale of AirCentre assets to pay down the principal on the 2021 Term Loan B-2 in May 2023. We also used proceeds of $6 million from the issuance of the Senior Secured Term Loan due 2028 to pay down the principal on the 2021 Term Loan B-1 and the 2021 Term Loan B-2 in June 2023. These payments resulted in the deferral of principal payments of the 2021 Term Loan B-1 and the 2021 Term Loan B-2 until June 2024 and March 2026, respectively. The 2022 Term Loan B-1 and the 2022 Term Loan B-2 mature on June 30, 2028 and require principal payments in equal quarterly installments of 0.25% through to the maturity date on which the remaining balance is due. As required under the terms of the credit facility, we used proceeds of $32 million from the sale of AirCentre assets to pay down the principal on the 2022 Term Loan B-1 and 2022 Term Loan B-2 in May 2023. In addition, we repurchased $10 million of the 2022 Term Loan B-2 using the proceeds from the issuance of Senior Secured Term Loan due 2028 in June 2023. These principal payments resulted in the deferral of principal payments of 2022 Term Loan B-1 and 2022 Term Loan B-2 until September 2025 and March 2027, respectively. 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029 and require principal payments in equal quarterly installments of 0.25% through the maturity date on which the remaining balance is due. The first principal payments on 2024 Term Loan B-1 and 2024 Term Loan B-2 are due on the last business day of March 2025. For the year ended December 31, 2024, we made $2 million of scheduled principal payments.
We are also required to pay down the term loans, by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2023, we were not required to make an excess cash flow payment in 2024, and no excess cash flow payment is expected to be required in 2025 with respect to our results for the year ended December 31, 2024. We are further required to pay down the term loan with proceeds from certain asset sales or borrowings as defined in the Amended and Restated Credit Agreement.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement for our Senior Secured Credit Facilities bear interest at a rate equal to either, at our option: (i) the Term SOFR rate plus an applicable margin for Term SOFR borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 0.50% or (3) Term SOFR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The Term SOFR rate is based on SOFR for all U.S. dollar borrowings and has a floor. We have elected the one-month SOFR as the floating interest rate on our outstanding term loans that are subject to SOFR. Interest payments are due on the last day of each month as a result of electing one-month SOFR.

	Term SOFR borrowings	Base rate borrowings
	Applicable Margin	Applicable Margin
2021 Term Loan B-1	3.50%(1)	2.50%(1)
2021 Term Loan B-2	3.50%(1)	2.50%(1)
2022 Term Loan B-1	4.25%(2)	3.25%(2)
2022 Term Loan B-2	5.00%(2)	4.00%(2)
2024 Term Loan B-1	6.00%(3)	5.00%(3)
2024 Term Loan B-2	6.00%(3)	5.00%(3)
_____________________________
(1)2021 Term Loan B-1 and 2021 Term Loan B-2 are subject to a 0.50% floor and a SOFR adjustment factor of 0.11% for the Term SOFR rate and 1.50% floor for the base rate
(2)2022 Term Loan B-1 and 2022 Term Loan B-2 are subject to a 0.50% floor and a SOFR adjustment factor of 0.10% for the Term SOFR rate and 1.50% floor for the base rate.
(3)2024 Term Loan B-1 and 2024 Term Loan B-2 are subject to a 0.50% floor and a SOFR adjustment factor of 0.10% for the Term SOFR rate and 1.50% floor for the base rate.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Year Ended December 31,
	2024	2023	2022
Including the impact of interest rate swaps	9.71%	9.93%	5.58%
Excluding the impact of interest rate swaps	10.03%	10.21%	5.62%
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").
The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) of up to $700 million in aggregate principal amount, subject to Sabre FB using the proceeds from the Senior Secured Term Loan Due 2028 for an intercompany loan to Sabre GLBL. On June 13, 2023, Sabre FB borrowed the full $700 million amount under the 2023 Term Loan Agreement and lent the funds to Sabre GLBL under the Pari Passu Loan Agreement. Borrowings under the 2023 Term Loan Agreement are secured by the assets of Sabre FB, including Sabre FB's claims under the Pari Passu Loan Agreement, and assets of certain of our foreign subsidiaries. Borrowings under the Pari Passu Loan Agreement are secured by first-priority liens on the same collateral securing the indebtedness owing under the Senior Secured Credit Facilities and Sabre GLBL's outstanding senior secured notes. Sabre GLBL used the proceeds borrowed under the Pari Passu Loan Agreement to repurchase $650 million of its outstanding 9.25% senior secured notes due 2025 (the “June 2023 Refinancing”) and $16 million of its outstanding 2021 Term Loan B-1, 2021 Term Loan B-2 and 2022 Term Loan B-2. The remaining proceeds, net of a discount of $23 million, were used to pay $13 million in other fees and expenses. We incurred additional fees of $15 million, plus $10 million of accrued and unpaid interest on the 9.25% senior secured notes, which were funded with cash on hand. We recognized a net gain on extinguishment of debt in connection with the June 2023 Refinancing during the year ended December 31, 2023 of $13 million.

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
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. As of December 31, 2024, the Reference Rate was 13.00%. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $118 million during the year ended December 31, 2024.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
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
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of the September 2025 Notes and approximately $7 million of the April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 notes have the same terms, form a single series with, and are fungible with the June 2027 Notes described above. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.

On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of the June 2027 Notes and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of the April 2025 Notes and approximately $4 million of the September 2025 Notes (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest, of which $10 million and $31 million were paid in cash, respectively, during the year ending December 31, 2024, and $1 million of third-party fees will be paid subsequent to December 31, 2024. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of the existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of December 31, 2024, we had $202 million outstanding under the Securitization Facility, consisting of $82 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee was increased from 2.25% to 4.00%. The drawn fee, which was 3.75% as of December 31, 2024, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $1 million for the year ended December 31, 2024 and $2 million for the year ended December 31, 2023, which are recorded in other assets, net in our consolidated balance sheet.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of December 31, 2024, $315 million of Receivables are held as assets by Sabre Securitization, consisting of $306 million of accounts receivable and $9 million of other assets, net in our consolidated balance sheet.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of December 31, 2024, we were in compliance with the financial covenants of the Securitization Facility.
Exchangeable Notes

    On April 17, 2020, Sabre GLBL entered into a debt agreement (the "2025 Exchangeable Notes Indenture") consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears and mature on April 15, 2025, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the 2025 Exchangeable Notes Indenture. As of December 31, 2024, we have $183 million aggregate principal amount of 2025 Exchangeable Notes outstanding.
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
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "Measurement Period") if the trading price per $1,000 principal amount of the 2025 Exchangeable Notes, as determined following a request by their holder in accordance with the procedures in the 2025 Exchangeable Notes Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2025 Exchangeable Notes Indenture), the holders of the 2025 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2025 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2025 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of December 31, 2024, none of the conditions allowing holders of the 2025 Exchangeable Notes to exchange have been met.
The 2025 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 126.9499 shares of common stock per $1,000 principal amount of the 2025 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $7.88 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon conversion, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the 2025 Exchangeable Notes Indenture) occurs with respect to any 2025 Exchangeable Note and the exchange date for the exchange of such 2025 Exchangeable Note occurs during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the 2025 Exchangeable Notes Indenture), then, subject to the provisions set forth in the 2025 Exchangeable Notes Indenture, the exchange rate applicable to such exchange will be increased by a number of shares set forth in the table contained in the 2025 Exchangeable Notes Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental Change. The net proceeds received from the sale of the 2025 Exchangeable Notes of $336 million, net of underwriting fees and commissions, are being used for general corporate purposes.
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of December 31, 2024, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
As of December 31, 2024, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
The 2026 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 222.2222 shares of common stock per $1,000 principal amount of the 2026 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $4.50 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. “Make-Whole Fundamental Change” provisions in the 2026 Exchangeable Notes Indenture are substantially similar to those described above for the 2025 Exchangeable Notes Indenture.
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results of operations. The effective interest rates at December 31, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively. The effective interest rate at December 31, 2023 was 4.78% for the 2025 Exchangeable Notes.
The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$183,220	$150,000	$333,220	$—
Less: Unamortized debt issuance costs	414	3,311	3,256	—
Net carrying value	$182,806	$146,689	$329,964	$—

The following table sets forth interest expense recognized related to the Exchangeable Notes for years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$8,629	$8,601	$13,329	$—
Amortization of issuance costs	1,616	1,475	2,386	—

Aggregate Maturities
As of December 31, 2024, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2025	$230,704
2026	173,611
2027	1,592,034
2028	1,655,857
2029	1,568,714
Total	$5,220,920
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2024, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2024 and matured during the years ended December 31, 2024, 2023 and 2022 are as follows:

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
____________________
(1) Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
In April 2022, we entered into an interest rate swap to hedge the interest payments associated with $200 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the interest payments associated with $150 million of the floating-rate 2022 Term Loan B-1 for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the year ended

December 31, 2024, we recognized a cash flow benefit of $7 million related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of December 31, 2024, we estimate that $2 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2024 and 2023 are as follows (in thousands):

	Derivative (Liabilities) Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2024	2023
Interest rate swaps	Prepaid expenses and other current assets	$—	$2,413
Interest rate swaps	Other accrued liabilities	(1,593)	—
Interest rate swaps	Other noncurrent liabilities	(673)	(4,129)
Total		$(2,266)	$(1,716)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022
Interest rate swaps	$7,170	$(794)	$5,658
Total	$7,170	$(794)	$5,658

		Amount of Gains Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2024	2023	2022
Interest rate swaps	Interest expense, net	$(7,094)	$(6,652)	$(1,082)
Total		$(7,094)	$(6,652)	$(1,082)

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. Unrealized losses recognized from our investments in securities during the years ended December 31, 2023 and 2022 totaled $2 million and $26 million, respectively, which are recorded to Other, net in our consolidated statements of operations.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

		Fair Value at Reporting Date Using
Assets:	December 31, 2024	Level 1	Level 2	Level 3
Money market funds	$425,407	$425,407	$—	$—
Time deposits	78,595	—	78,595	—
Investment in securities	555	555	—	—
Total assets	$504,557	$425,962	$78,595	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,266)	$—	$(2,266)	$—
Total liabilities	$(2,266)	$—	$(2,266)	$—
______________________
(1) See Note 11. Derivatives for further detail.

		Fair Value at Reporting Date Using
Assets:	December 31, 2023	Level 1	Level 2	Level 3
Derivatives(1)
Interest rate swap contracts	$2,413	$—	$2,413	$—
Investment in securities	51,970	51,970	—	—
Money market funds	261,551	261,551	—	—
Time deposits	177,608	—	177,608	—
Total assets	$493,542	$313,521	$180,021	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(4,129)	$—	$(4,129)	$—
Total liabilities	$(4,129)	$—	$(4,129)	$—
______________________
(1) See Note 11. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2024 and 2023.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025, 2027 and 2029 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated its fair value as of December 31, 2024.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024		As of December 31, 2023
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$303,643	$314,453	$344,973	$391,366
2021 Term Loan B-2	356,665	364,600	540,069	610,545
2022 Term Loan B-1	372,593	379,617	535,559	598,419
2022 Term Loan B-2	407,228	400,748	576,343	618,888
2024 Term Loan B-1	712,250	689,655	—	—
2024 Term Loan B-2	76,313	74,902	—	—
Senior Secured Term Loan Due 2028	906,020	853,788	726,582	732,901
9.25% senior secured notes due 2025	10,510	10,416	38,291	38,895
7.375% senior secured notes due 2025	23,081	23,393	60,496	63,019
4.00% senior exchangeable notes due 2025	181,322	183,220	326,841	333,220
7.32% senior exchangeable notes due 2026	172,500	150,000	—	—
8.625% senior secured notes due 2027	649,105	656,783	776,598	852,987
11.25% senior secured notes due 2027	49,400	45,253	545,024	546,384
10.75% senior secured notes due 2029	853,220	774,332	—	—
_____________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, we assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. Although we have not identified any triggering events or changes in circumstances that would require us to perform a goodwill impairment test, periodically, we will perform a quantitative assessment in the absence of identifying triggering events, as part of the qualitative assessment. In 2023, we elected to perform a quantitative assessment. We have not identified any triggering events or changes in circumstances since the performance of our goodwill impairment test in 2023 that would require us to perform another quantitative goodwill impairment test. We did not record any goodwill impairment charges for the year ended December 31, 2024.

13. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other accrued liabilities and other noncurrent liabilities in our consolidated balance sheets.
The following table presents the components of lease expense for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$16,826	$17,502
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$17,486	$16,715
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,769	$1,221

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$67,327	$69,895
Other accrued liabilities	15,669	16,123
Other noncurrent liabilities	52,624	56,277
Total operating lease liabilities	$68,293	$72,400

The following table presents other supplemental information related to leases:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	6.1	7.0
Weighted Average Discount Rate
Operating leases	7.4%	6.9%
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 800 thousand square feet of office space in 56 locations in 38 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and eight years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within three months. Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2025	$16,748
2026	15,456
2027	11,880
2028	12,209
2029	11,875
Thereafter	18,894
Total	87,062
Imputed Interest	(18,769)
Total	$68,293
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
We accrued $14 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2023. During the year ended December 31, 2023, we paid cash dividends on our preferred stock of $16 million.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. During the years ended December 31, 2024, 2023 and 2022 we did not repurchase any shares pursuant to the Share Repurchase Program. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. As of December 31, 2024, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of December 31, 2024, we have $183 million and $150 million aggregate principal amount of 2025 Exchangeable Notes and 2026 Exchangeable Notes outstanding, respectively. See Note 10. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock. Beginning on or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2025 Exchangeable Notes, April 15, 2025, we plan to use the "default settlement method" to settle the 2025 Exchangeable Notes, which is to settle up to the principal amount of any exchange of 2025 Exchangeable Notes with cash, and any excess value with shares of our common stock. Any settlement requests received during this 6-month period between October 15, 2024 and the maturity date of April 15, 2025 would be settled upon maturity of the 2025 Exchangeable Notes on April 15, 2025.

15. Equity-Based Awards
As of December 31, 2024, our outstanding equity-based compensation plans and agreements include the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), the 2019 Director Equity Compensation Plan (the "2019 Director Plan"), the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (the "2021 Omnibus Plan"), the 2022 Director Equity Compensation Plan (the "2022 Director Plan"), the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (the "2023 Omnibus Plan"), the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (the "2024 Omnibus Plan") and the 2024 Director Equity Compensation Plan (the "2024 Director Plan"). Our 2024 Omnibus Plan serves as a successor to the 2023 Omnibus Plan, the 2021 Omnibus Plan, the 2019 Omnibus Plan, the 2016 Omnibus Plan, and the 2014 Omnibus Plan, and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2024 Director Plan serves as a successor to the 2022 Director Plan and the 2019 Director Plan, and provides for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under all plans continue to be subject to the terms and conditions of their respective plan.
We initially reserved 23,500,000 shares of our common stock for issuance under our 2024 Omnibus Plan. We added 11,509,891 shares that were reserved but not issued under the 2014 Omnibus, 2016 Omnibus Plans, 2019 Omnibus Plan, 2021 Omnibus Plan and 2023 Omnibus Plan to the 2024 Omnibus Plan reserves, for a total of 35,009,891 authorized shares of common stock for issuance under the 2024 Omnibus Plan. Additionally, we initially reserved 1,500,000 shares of our common stock for issuance under our 2024 Director Plan and added 447,740 shares that were reserved but not issued under the 2019 Director Plan and 2022 Director Plan. Time-based options generally vest over a three-year period, vesting in equal annual installments, and are exercisable for up to 10 years. RSUs generally vest over a three year period, vesting in equal annual installments, and PSUs generally cliff vest at the end of three years. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $55 million, $52 million and $83 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. No stock options were granted during the year ended December 31, 2024, 2023 and 2022.
The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2024:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2023	1,747,755	$12.20	5.5	$—
Expired	(112,978)	14.96
Outstanding at December 31, 2024	1,634,777	$12.01	4.6	$—
Vested and exercisable at December 31, 2024	1,634,777	$12.01	4.6	$—
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $3.65 and $4.40 on December 31, 2024 and 2023, respectively. If the aggregate intrinsic value is negative, it is assigned a nil value.
There were no options exercised during the years ended December 31, 2024 and 2023, and the total intrinsic value of stock options exercised was immaterial for the year ended December 31, 2022. As of December 31, 2024, there was no unrecognized compensation expense associated with stock options.

The following table summarizes the activities for our RSUs for the year ended December 31, 2024:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	20,585,195	$5.10
Granted	18,685,645	3.17
Vested	(8,296,949)	6.11
Forfeited	(3,971,610)	3.78
Unvested at December 31, 2024	27,002,281	$3.65
The total fair value of RSUs vested, as of their respective vesting dates, was $48 million, $51 million, and $68 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, approximately $66 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 2.7 years.
The following table summarizes the activities for our PSUs for the year ended December 31, 2024:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	5,870,614	$6.69
Granted	5,062,636	4.12
Vested	(924,358)	16.75
Forfeited	(810,296)	3.95
Unvested at December 31, 2024	9,198,596	$4.50

The total fair value of PSUs vested, as of their respective vesting dates, was $11 million during the year ended December 31, 2024, and $19 million during each of the years ended December 31, 2023 and 2022. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures and a total shareholder return modifier. During the years ended December 31, 2024, 2023 and 2022, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, we recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2024, unrecognized compensation expense associated with PSUs expected to vest totaled $8 million and $5 million for the annual measurement periods ending December 31, 2025 and 2026, respectively.
16. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Loss from continuing operations	$(278,683)	$(528,248)	$(432,099)
Less: Net income (loss) attributable to non-controlling interests	76	(332)	2,670
Less: Preferred stock dividends	—	14,257	21,385
Net loss from continuing operations available to common stockholders, basic and diluted	$(278,759)	$(542,173)	$(456,154)
Denominator:
Basic weighted-average common shares outstanding	383,733	346,567	326,742
Diluted weighted-average common shares outstanding	383,733	346,567	326,742
Earnings per share from continuing operations:
Basic	$(0.73)	$(1.56)	$(1.40)
Diluted	$(0.73)	$(1.56)	$(1.40)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 4 million, 3 million and 1 million of dilutive stock options and restricted stock awards for the years ended December 31, 2024, 2023 and 2022, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 2 million, 6 million, and 4 million for the years ended December 31, 2024, 2023 and 2022, respectively, of anti-dilutive common stock equivalents.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of the period, the 2026 Exchangeable Notes are assumed to be converted at the issuance date of March 19, 2024 and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 57 million resulting common shares related to the Exchangeable Notes for the year ended December 31, 2024 and 42 million resulting common shares related to the 2025 Exchangeable Notes for each of the years ended December 31, 2023 and 2022 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.
Likewise, the potential dilutive effect of our Preferred Stock outstanding during the year ended December 31, 2022 was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and preferred stock dividends are added back to the numerator, only in the periods in which such effect is dilutive. Approximately 39 million common shares related to the Preferred Stock for the year ended December 31, 2022, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period. On September 1, 2023, each outstanding share of Preferred Stock was automatically converted into approximately 47 million shares of our common stock. See Note 14. Stock and Stockholders’ Equity for further details.
17. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre GLBL Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of approximately $14 million, $17 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2024 and 2023, and the unfunded status as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$(292,212)	$(297,763)
Interest cost	(14,934)	(16,151)
Actuarial gain (loss), net	6,046	(5,854)
Benefits paid	25,764	27,556
Benefit obligation at December 31	$(275,336)	$(292,212)
Change in plan assets:
Fair value of assets at January 1	$218,861	$214,574
Actual return on plan assets	6,550	19,193
Employer contributions	12,570	12,650
Benefits paid	(25,764)	(27,556)
Fair value of assets at December 31	$212,217	$218,861
Unfunded status at December 31	$(63,119)	$(73,351)
The actuarial gain of $6 million and loss of $6 million for the years ended December 31, 2024 and 2023, respectively, are attributable to increases and decreases, respectively, in the discount rate for each respective year. During the year ended December 31, 2022, lump sum settlements occurred within our defined benefit pension plan which resulted in a loss of

$7 million, recorded to Other, net in our consolidated statements of operations. There were no settlement losses during the years ended December 31, 2024 and 2023.
The net benefit obligation of $63 million and $73 million as of December 31, 2024 and 2023, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive loss associated with the LPP, net of deferred taxes of $38 million as of December 31, 2024 and 2023, respectively, are as follows (in thousands):

	December 31,
	2024	2023
Net actuarial loss	$(81,027)	$(84,029)
Prior service credit	3,370	4,802
Accumulated other comprehensive loss	$(77,657)	$(79,227)
The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest cost(1)	$14,934	$16,151	$11,901
Expected return on plan assets(1)	(16,098)	(17,429)	(14,131)
Amortization of prior service credit(1)	(1,432)	(1,432)	(1,433)
Amortization of actuarial loss(1)	2,812	2,302	6,484
Net periodic cost (benefit)	$216	$(408)	$2,821
Settlement charge(1)	—	—	6,707
Net cost (benefit)	$216	$(408)	$9,528
Weighted-average discount rate used to measure benefit obligations	5.72%	5.38%	5.72%
Weighted average assumptions used to determine net benefit cost:
Discount rate(2)	5.38%	5.72%	2.97%
Expected return on plan assets	6.40%	6.90%	5.00%
________________________________
(1) Included in Other, net on our consolidated statement of operations.
(2) Discount rates are as of January 1 of the respective years. Due to settlement during 2022, the additional discount rate assumed as of December 31, 2022 is 5.72%.
The following table provides the pre-tax amounts recognized in other comprehensive loss, including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Loss	2024	2023	2022
Net actuarial (gain) loss	$(280)	$5,187	$(354)
Pension settlement	—	—	(6,707)
Amortization of actuarial loss	(2,812)	(2,302)	(6,484)
Amortization of prior service credit	1,432	1,432	1,433
Total (income) loss recognized in other comprehensive income (loss)	$(1,660)	$4,317	$(12,112)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,444)	$3,909	$(2,584)
Our overall investment strategy for the LPP is to provide and maintain sufficient assets to meet pension obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. Diversification is provided by using an asset allocation primarily between equity and debt securities, and real assets, in proportions expected to provide opportunities for reasonable long term returns with acceptable levels of investment risk. Fair values of the applicable assets are determined as follows:
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
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit, 28% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 12. Fair Value Measurements, the following tables present the fair value of the LPP assets as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trust	$—	$172,546	$—	$172,546
Real estate	—	—	32,142	32,142
Money market mutual fund	7,529	—	—	7,529
Total assets at fair value	$7,529	$172,546	$32,142	$212,217

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trust	$—	$183,542	$—	$183,542
Real estate	—	—	32,569	32,569
Money market mutual fund	2,750	—	—	2,750
Total assets at fair value	$2,750	$183,542	$32,569	$218,861

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2022	$7,290
Contributions	27,000
Net distributions	(163)
Redemptions	(266)
Advisory fee	(64)
Net investment income	236
Unrealized loss	(1,471)
Net realized gain	7
Ending balance at December 31, 2023	$32,569
Contributions	—
Net distributions	(169)
Redemptions	(188)
Advisory fee	(48)
Net investment income	198
Unrealized loss	(216)
Net realized loss	(4)
Ending balance at December 31, 2024	$32,142
We contributed $13 million to fund our defined benefit pension plans during each of the years ended December 31, 2024 and 2023. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make a contribution of up to $17 million to our defined benefit pension plans in 2025.
The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2025.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2025	$31,213
2026	29,791
2027	31,507
2028	29,233
2029	27,169
2030-2034	108,364

18. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.1 billion. These purchase commitments extend through 2030.
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
In addition, the court’s entry of judgment regarding the monopolization claim under Section 2 of the Sherman Act entitled US Airways to receive reasonable attorneys’ fees and costs under the Sherman Act. During the quarter ended September 30, 2022, we accrued an estimated loss of $15 million in selling, general and administrative expenses for these attorneys' fees and costs, which did not have a significant effect on our results of operations for 2022. The court referred the issue of the attorneys' fees and costs to a magistrate judge. The magistrate issued a recommendation, which the court has adopted in full, that US

Airways was entitled to a reasonable attorneys' fees award, but that the award was subject to a reduction to reflect their nominal recovery. In June 2023, US Airways filed a motion seeking approximately $139 million in attorneys' fees and costs. On February 6, 2024, the court issued an order denying US Airways' motion for attorneys' fees and costs without prejudice to renewal. The court further ordered that US Airways could refile its motion when and if settlement negotiations broke down and after US Airways filed a letter advising the court of its intent to renew the motion. On October 7, 2024, US Airways renewed its motion with the court seeking approximately $139 million in attorneys' fees and costs. In December 2024, the parties entered into a settlement agreement in which we agreed to pay US Airways an aggregate of $20 million in 2025. The settlement agreement contains mutual releases of all claims by each party. On December 6, 2024, the parties filed a joint letter informing the court that the parties had executed the settlement agreement and that US Airways was seeking to withdraw its fee motion and asking that the case be dismissed. The court dismissed the case with prejudice on December 9, 2024. Concurrent with entering into the settlement agreement, we also entered into commercial agreements with American Airlines, the successor of US Airways. Based on an analysis of the terms of these agreements, we determined that the settlement amount fairly represents the charge associated with the legal liability. We recorded an additional $5 million in selling, general and administrative expenses during the fourth quarter ended December 31, 2024.
Indian Income Tax Litigation
We are a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and those years are now closed, in our favor. In addition, we have appealed assessment years ended March 2021 and March 2022 with the ITAT; no trial date has been set for these items.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2016 and March 2018 through March 2021. Appeals for assessment years ending March 2006 through March 2016 and March 2018 through March 2021 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $23 million as of December 31, 2024. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2024, we have accrued $15 million associated with these other tax matters in our consolidated balance sheets. We will continue to monitor and update this estimate as additional information becomes available.

We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.
19. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer and President, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We operate our business and present our results through two business segments (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers.
Our CODM utilizes Segment Adjusted EBITDA, as the measure of profitability to evaluate performance of our segments and allocate resources. In prior years, Adjusted Operating Income (Loss) was used in addition to Segment Adjusted EBITDA. Segment information included below reflects this change in all periods presented. Segment Adjusted EBITDA is used by our CODM to monitor the financial performance of each segment by comparing variances to plan and recent forecasts on a regular basis. Our CODM uses the annual budget and multi-year outlook process to allocate resources between segments based on return on investment and monitors Segment Adjusted EBITDA performance against actual performance to make necessary adjustments to this allocation. Our use of Segment Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition to Segment Adjusted EBITDA, certain significant expenses are provided to our CODM. These significant expenses include Cost of revenue, excluding technology costs, Technology costs, and Selling, general and administrative expenses.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, impairment and related charges, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, net, acquisition-related costs, litigation costs, net, indirect tax matters, stock-based compensation and the (benefit) provision for income taxes.
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
Segment information for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31, 2024
	Travel Solutions	Hospitality Solutions	Eliminations	Total
Revenue:
Revenue from external customers	$2,702,746	$326,819	$—	$3,029,565
Intersegment revenue	42,098	—	(42,098)	—
Total revenue	2,744,844	326,819	(42,098)	3,029,565

Less(1):
Segment cost of revenue, excluding technology costs(2)	$1,128,971	$145,020	$(42,098)	$1,231,893
Segment technology costs(3)	675,716	99,937	—	775,653
Segment selling, general and administrative(4)	238,187	43,829	—	282,016
Other segment adjustments(5)	(2,606)	—	—	(2,606)
Segment adjusted EBITDA	$704,576	$38,033	$—	$742,609

	Year Ended December 31, 2023
	Travel Solutions	Hospitality Solutions	Eliminations	Total
Revenue:
Revenue from external customers	$2,603,569	$304,169	$—	$2,907,738
Intersegment revenue	38,508	—	(38,508)	—
Total revenue	2,642,077	304,169	(38,508)	2,907,738

Less(1):
Segment cost of revenue, excluding technology costs(2)	$1,038,628	$146,820	$(38,508)	$1,146,940
Segment technology costs(3)	811,417	98,826	—	910,243
Segment selling, general and administrative(4)	235,891	45,311	—	281,202
Other segment adjustments(5)	(2,042)	—	—	(2,042)
Segment adjusted EBITDA	$558,183	$13,212	$—	$571,395

	Year Ended December 31, 2022
	Travel Solutions	Hospitality Solutions	Eliminations	Total
Revenue:
Revenue from external customers	$2,282,395	$254,620	$—	$2,537,015
Intersegment revenue	28,880	—	(28,880)	—
Total revenue	2,311,275	254,620	(28,880)	2,537,015

Less(1):
Segment cost of revenue, excluding technology costs(2)	$894,556	$126,543	$(28,880)	$992,219
Segment technology costs(3)	846,092	110,242	—	956,334
Segment selling, general and administrative(4)	247,510	47,629	—	295,139
Other segment adjustments(5)	(686)	—	—	(686)
Segment adjusted EBITDA	$323,803	$(29,794)	$—	$294,009

The following table sets forth the reconciliation of Segment adjusted EBITDA to Loss from continuing operations before income taxes in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total segment adjusted EBITDA	$742,609	$571,395	$294,009
Unallocated amounts and adjustments:
Corporate expenses(6)	(324,361)	(373,534)	(369,750)
Depreciation and amortization	(129,484)	(148,676)	(184,633)
Interest expense, net	(509,643)	(447,878)	(295,231)
Loss on extinguishment of debt, net	(37,994)	(108,577)	(4,473)
Other, net(7)	(21,587)	13,751	136,645
Loss from continuing operations before income taxes	$(280,460)	$(493,519)	$(423,433)
______________________
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the Hospitality Solutions column.
(2)Segment cost of revenue, excluding technology costs, incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue, excluding technology costs, for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis and Cost of revenue, excluding technology costs, also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
(3)Segment technology costs incurred by Travel Solutions and Hospitality Solutions consist of expenses related to third-party providers and employee-related costs to operate, maintain and enhance our technology operations including hosting, third-party software, and other associated costs.

(4)Segment selling, general and administrative expenses consist of professional service fees, provision for expected credit losses and personnel-related expenses for employees engaged in sales, sales support, account management and administrative support.
(5)Other segment adjustments include income from equity method investments recognized by Travel Solutions.
(6)Corporate expenses include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, impairment and related charges, stock-based compensation, restructuring charges, legal reserves and other items not identifiable with one of our segments.
(7)Other, net includes a $180 million gain on the sale of AirCentre during 2022, non-operating gains recognized in 2023, $21 million of debt modification costs in 2024 and the impacts of realized and unrealized gains and losses from our investments in securities in all periods presented. In addition, 2022 includes pension settlement charges and all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency. See Note 3. Acquisitions and Dispositions to our consolidated financial statements regarding the AirCentre sale and Note 17. Pension and Other Postretirement Benefit Plans to our consolidated financial statements regarding the pension settlements.

A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. For Travel Solutions, we generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. For Hospitality Solutions, we generate revenue from recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 86% of our Travel Solutions revenue for each of the years ended December 31, 2024 and 2023, and 83% for the year ended December 31, 2022. Transaction-based revenue accounted for approximately 77%, 74% and 76% of our Hospitality Solutions revenue for each of the years ended December 31, 2024, 2023 and 2022, respectively. All equity method income relates to Travel Solutions.
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

	Year Ended December 31,
	2024	2023	2022
Revenue:
United States	$1,141,501	$1,093,429	$958,927
Europe	587,903	590,157	627,772
APAC	541,315	501,539	335,056
All Other	758,846	722,613	615,260
Total	$3,029,565	$2,907,738	$2,537,015

	As of December 31,
	2024	2023
Long-lived assets
United States	$277,923	$266,196
Europe	22,213	25,704
APAC	6,439	5,145
All Other	9,151	6,526
Total	$315,726	$303,571

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
Securities Trading Arrangements
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material non-public information. Our Insider Trading Policy permits our employees, including officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 Officers”), and our directors to enter into trading plans designed to comply with Rule 10b5-1 under the Exchange Act. During the fourth quarter of 2024, none of our directors or Section 16 Officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities except as noted below:

Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Securities to be Purchased or Sold	Expiration Date
Elaine Paul, Director	Adoption	November 11, 2024	X		Sale of up to 24,325 shares of common stock in one or more transactions during 2025	May 12, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and by Sabre that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information set forth under the following headings of our definitive Proxy Statement for our 2025 annual meeting of stockholders (the “2025 Proxy Statement”) is incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the subheading "Pay-Versus-Performance Table"), “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2025 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2025 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	37,835,654	$12.01	15,734,902
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2024 Omnibus Plan, 2024 Director Plan, 2023 Omnibus Plan, 2022 Director Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2019 Director Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan. Also includes 36,200,877 restricted share units under our 2024 Omnibus Plan, 2023 Omnibus Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).
Sabre Corporation 2024 Omnibus Incentive Compensation Plan. The 2024 Omnibus Plan serves as a successor to the 2023 Omnibus Plan and provides for the issuance of stock options, restricted shares, restricted stock units ("RSUs") performance-based RSU awards ("PSUs"), cash incentive compensation and other stock-based awards.
Sabre Corporation 2024 Director Plan. The 2024 Director Plan serves as a successor to the 2022 Director Plan and provides for the issuance of RSUs, deferred share units ("DSUs"), and stock options to non-employee Directors.

Sabre Corporation 2023 Omnibus Incentive Compensation Plan. The 2023 Omnibus Plan serves as a successor to the 2021 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2023 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2024 Omnibus Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2023 Omnibus Plan.
Sabre Corporation 2022 Director Plan. The 2022 Director Plan serves as a successor to the 2019 Director Plan and provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2022 Director Plan that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2024 Director Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2022 Director Plan.
Sabre Corporation 2021 Omnibus Incentive Compensation Plan. The 2021 Omnibus Plan serves as a successor to the 2019 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2021 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2023 Omnibus Plan and then to the 2024 Omnibus Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2021 Omnibus Plan.
Sabre Corporation 2019 Omnibus Incentive Compensation Plan. The 2019 Omnibus Plan serves as a successor to the 2016 Omnibus Plan provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2021 Omnibus Plan, then to the 2023 Omnibus Plan and then to the 2024 Omnibus Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2019 Omnibus Plan.
Sabre Corporation 2019 Director Plan. The plan provides for the issuance of RSUs, DSUs, and stock options to non-employee Directors. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2019 Director Plan that were forfeited or otherwise expire unexercised or without the issuance of shares of Sabre Corporation common stock, have been transferred to the 2022 Director Plan and then to the 2024 Director Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2019 Director Plan.
Sabre Corporation 2016 Omnibus Incentive Compensation Plan. The 2016 Omnibus Plan serves as a successor to the 2014 Omnibus Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2016 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan, then to the 2023 Omnibus Plan and then to the 2024 Omnibus Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2016 Omnibus Plan.
Sabre Corporation 2014 Omnibus Incentive Compensation Plan. The 2014 Omnibus Plan serves as successor to the Sovereign Management Equity Incentive Plan and Sovereign 2012 Management Equity Incentive Plan and provides for the issuance of stock options, restricted shares, RSUs, PSUs, cash incentive compensation and other stock-based awards. All shares available for future grants, along with shares that were covered by prior awards of stock options granted under the 2014 Omnibus Plan that were forfeited or otherwise expire unexercised or without issuance of Sabre Corporation common stock, have been transferred to the 2016 Omnibus Plan, then to the 2019 Omnibus Plan, then to the 2021 Omnibus Plan, then to the 2023 Omnibus Plan and then to the 2024 Omnibus Plan. Therefore, as of December 31, 2024, no shares remained available for future grants under the 2014 Omnibus Plan.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2025 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” of the 2025 Proxy Statement is incorporated in this Item 14 by reference.

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

3.2
Eighth Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024).

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

10.89
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

10.91
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

10.92+
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

10.93+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.99 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.94+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.100 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.95+
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

10.97
Amendment No. 4 to Amended and Restated Credit Agreement, dated July 12, 2021, among Sabre GLBL Inc., as Borrower, Sabre Holdings Corporation, as Holdings, the Lenders party thereto and Bank of America, N.A., as administrative Agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021).

10.98
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
10.99
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

10.100
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

10.101+
Employment Agreement, by and between Sabre Global Technologies Limited and Roshan Mendis, effective from January 1, 2022 (incorporated by reference to Exhibit 10.113 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.102
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

10.103+
Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.104+
Offer Letter by and between Sabre Corporation and Mike Randolfi, effective August 22, 2022 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022).

10.105+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.110 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.106+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.111 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.107
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

10.108+
Offer Letter by and between Sabre Corporation and Garry Wiseman effective August 1, 2022 (incorporated by reference to Exhibit 10.114 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.109
Indenture, dated as of December 6, 2022 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.110
Form of 11.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.111
Pledge and Security Agreement, dated as of December 6, 2022, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2022).

10.112
Receivables Financing Agreement, dated as of the Closing Date, among the SPE, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as initial servicers, the Administrative Agent, the lenders party thereto, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.113+
Employment Agreement by and between the Company and Sean Menke, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.114+
Offer Letter by and between Sabre and Kurt Ekert, dated February 28, 2023. (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

Exhibit Number	Description of Exhibits
10.115
Sale and Contribution Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC, Sabre GLBL Inc., GetThere L.P., Radixx Solutions International, Inc. and Prism Group, Inc. (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.116
English Sale Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC and Sabre Global Technologies Limited (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.117+
Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

10.118+
Offer Letter by and between Sabre Corporation and Ann Bruder effective May 1, 2023 (incorporated by reference to Exhibit 10.121 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2023).

10.119
Amendment No. 5 to Amended and Restated Credit Agreement, dated May 16, 2023, among Sabre GLBL Inc., as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.120
Commitment Letter, dated May 25, 2023, among Sabre GLBL, Inc. and Lenders (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2023).

10.121
First Amendment to Commitment Letter, dated June 7, 2023, among Sabre GLBL, Inc. and Lenders (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2023).

10.122
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

10.123
Guaranty, dated as of June 13, 2023, among Sabre Financing Holdings, LLC, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023)).

10.124
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

10.125
Guaranty, dated as of June 13, 2023, among Sabre Holdings Corporation, as holdings, certain subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2023).

10.126+
Form of Non-Employee Director Restricted Unit Grant Agreement under the Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.123 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.127+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.124 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.128+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.125 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.129+
Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan made as of May 15, 2023 between Sabre Corporation and Sean Menke (incorporated by reference to Exhibit 10.126 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.130
Indenture, dated as of September 7, 2023 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.131
Form of 8.625% Senior Secured Notes due 2027incorporated by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

Exhibit Number	Description of Exhibits
10.132
Pledge and Security Agreement, dated as of September 7, 2023, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.133
First Supplemental Indenture, dated as of March 7, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2024).

10.134
Indenture, dated as of March 19, 2024, by and among Sabre GLBL Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

10.135
Form of 7.32% Exchangeable Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included in Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

10.136
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

10.137+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2024 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.143 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.138+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.144 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.139+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.145 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.140+
Offer letter by and between Sabre Corporation and Rochelle Boas effective October 14, 2024 (incorporated by reference to Exhibit 10.146 of the Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024.

10.141
Indenture, dated as of November 25, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024.

10.142
Form of 10.750% Senior Secured Notes due 2029 (included by reference to Exhibit 4.2 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.143
First Supplemental Indenture, dated as of November 27, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.144
Pledge and Security Agreement, dated as of November 25, 2024, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.145*
Third Term Loan B Extension Amendment to Amended and Restated Credit Agreement, dated as of November 25, 2024, among Sabre Holdings Corporation, Sabre GLBL Inc., the other loan parties thereto, Bank of America, N.A. as administrative agent, and the Term B Lenders party thereto.

10.146*
Fourth Term Loan B Extension Amendment to Amended and Restated Credit Agreement, dated as of November 25, 2024, among Sabre Holdings Corporation, Sabre GLBL Inc., the other loan parties thereto, Bank of America, N.A. as administrative agent, and the Term B Lenders party thereto.

19.1*	Sabre Corporation Insider Trading Policy dated as of December 11, 2024.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP

Exhibit Number	Description of Exhibits
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Sabre Corporation Clawback Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 of the Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2024).

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

SABRE CORPORATION

Date:	February 20, 2025	By:	/s/ Michael Randolfi
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

/s/ Kurt Ekert	Chief Executive Officer, President and Director	February 20, 2025
Kurt Ekert	(Principal Executive Officer)

/s/ Michael Randolfi	Executive Vice President and Chief Financial Officer	February 20, 2025
Michael Randolfi	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President and Chief Accounting Officer	February 20, 2025
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	February 20, 2025
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 20, 2025
Hervé Couturier

/s/ Eric Kelly	Director	February 20, 2025
Eric Kelly

/s/ Gail Mandel	Chair of the Board and Director	February 20, 2025
Gail Mandel

/s/ Phyllis Newhouse	Director	February 20, 2025
Phyllis Newhouse

/s/ Elaine Paul	Director	February 20, 2025
Elaine Paul

/s/ Karl Peterson	Director	February 20, 2025
Karl Peterson

/s/ John Scott	Director	February 20, 2025
John Scott

/s/ Wendi Sturgis	Director	February 20, 2025
Wendi Sturgis

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2024, 2023 AND 2022
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2024	$34.3	$2.1	$(10.6)	$25.8
Year ended December 31, 2023	$38.8	$5.9	$(10.4)	$34.3
Year ended December 31, 2022	$59.6	$—	$(20.8)	$38.8
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2024	$651.4	$76.5	$(0.1)	$727.8
Year ended December 31, 2023	$484.2	$162.7	$4.5	$651.4
Year ended December 31, 2022	$429.9	$56.3	$(2.0)	$484.2