Form 10-Q
period 2025-03-31
Sabre Corp
filed 2025-05-07
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 1, 2025, 387,806,562 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$776,617	$782,886
Cost of revenue, excluding technology costs	333,710	321,094
Technology costs	196,227	222,291
Selling, general and administrative	143,282	141,416
Operating income	103,398	98,085
Other expense:
Interest expense, net	(129,353)	(124,747)
Loss on extinguishment of debt	—	(37,994)
Equity method income	665	960
Other, net	3,776	(4,477)
Total other expense, net	(124,912)	(166,258)
Loss from continuing operations before income taxes	(21,514)	(68,173)
(Benefit) provision for income taxes	(57,062)	2,932
Income (loss) from continuing operations	35,548	(71,105)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	35,548	(71,105)
Net income attributable to noncontrolling interests	213	378
Net income (loss) attributable to common stockholders	$35,335	$(71,483)

Basic net income (loss) per share attributable to common stockholders:
Net income (loss) per common share	$0.09	$(0.19)
Diluted net income (loss) per share attributable to common stockholders:
Net income (loss) per common share	$0.09	$(0.19)
Weighted-average common shares outstanding:
Basic	386,271	379,774
Diluted	455,260	379,774
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$35,548	$(71,105)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	2,090	(682)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of nil in all periods	(3,338)	—
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)
Amortization of actuarial losses, net of taxes of nil in all periods	703	575
Net change in retirement-related benefit plans, net of tax	(2,993)	217
Derivatives:
Unrealized (losses) gains, net of taxes of nil in all periods	(598)	6,747
Reclassification adjustment for realized losses (gains), net of taxes of nil in all periods	142	(1,956)
Net change in derivatives, net of tax	(456)	4,791
Share of other comprehensive loss of equity method investments	(212)	(120)
Other comprehensive (loss) income	(1,571)	4,206
Comprehensive income (loss)	33,977	(66,899)
Less: Comprehensive income attributable to noncontrolling interests	(213)	(378)
Comprehensive income (loss) attributable to Sabre Corporation	$33,764	$(67,277)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$651,144	$724,479
Restricted cash	21,024	21,039
Accounts receivable, net of allowance for credit losses of $26,474 and $25,791	397,078	339,978
Prepaid expenses and other current assets	154,765	77,722
Total current assets	1,224,011	1,163,218
Property and equipment, net of accumulated depreciation of $1,905,703 and $1,895,791	251,089	248,399
Equity method investments	22,545	22,470
Goodwill	2,550,407	2,552,938
Acquired customer relationships, net of accumulated amortization of $817,653 and $812,311	186,905	192,064
Other intangible assets, net of accumulated amortization of $596,929 and $593,222	142,518	145,819
Deferred income taxes	6,139	8,113
Other assets, net	294,711	301,908
Total assets	$4,678,325	$4,634,929

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$258,831	$263,679
Accrued compensation and related benefits	62,225	114,937
Accrued subscriber incentives	277,902	265,065
Deferred revenues	72,369	72,111
Other accrued liabilities	212,922	195,769
Current portion of debt	232,907	230,214
Total current liabilities	1,117,156	1,141,775
Deferred income taxes	22,069	37,242
Other noncurrent liabilities	200,954	212,907
Long-term debt	4,884,699	4,834,776
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	12,465	12,928
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 417,219 and 414,754 shares issued, 387,662 and 385,932 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4,172	4,147
Additional paid-in capital	3,318,127	3,304,466
Treasury Stock, at cost, 29,557 and 28,822 shares at March 31, 2025 and December 31, 2024, respectively	(529,233)	(526,789)
Accumulated deficit	(4,291,817)	(4,327,152)
Accumulated other comprehensive loss	(75,318)	(73,747)
Noncontrolling interest	15,051	14,376
Total stockholders’ deficit	(1,559,018)	(1,604,699)
Total liabilities and stockholders’ deficit	$4,678,325	$4,634,929

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$35,548	$(71,105)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,786	34,159
Paid-in-kind interest	28,327	30,737
Deferred income taxes	(14,380)	(6,247)
Stock-based compensation expense	13,662	13,905
Amortization of upfront incentive consideration	8,979	8,442
Amortization of debt discount and issuance costs	8,579	6,241
Gain on sale of assets	(5,191)	—
Provision for expected credit losses	2,185	5,334
Other	(593)	725
Loss on investment fair value adjustment	—	3,520
Loss on extinguishment of debt	—	37,994
Changes in operating assets and liabilities:
Accounts and other receivables	(118,776)	(74,665)
Prepaid expenses and other current assets	(17,122)	(21,852)
Capitalized implementation costs	(3,573)	(4,398)
Upfront incentive consideration	(5,859)	(469)
Other assets	(246)	(7,660)
Accrued compensation and related benefits	(62,233)	(54,291)
Accounts payable and other accrued liabilities	21,738	34,922
Deferred revenue including upfront solution fees	(1,434)	(3,382)
Cash used in operating activities	(80,603)	(68,090)
Investing Activities
Additions to property and equipment	(17,891)	(27,676)
Proceeds from sale of assets	9,641	—
Cash used in investing activities	(8,250)	(27,676)
Financing Activities
Proceeds from borrowings under Securitization Facility	41,100	140,000
Payments on borrowings under Securitization Facility	(22,500)	(17,800)
Payments on borrowings from lenders	(2,948)	(193,571)
Net payment on the settlement of equity-based awards	(2,444)	(2,078)
Proceeds on borrowings from lenders	—	200,090
Debt prepayment fees and issuance costs	—	(48,733)
Cash provided by financing activities	13,208	77,908
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,295	(1,212)
Decrease in cash, cash equivalents and restricted cash	(73,350)	(19,070)
Cash, cash equivalents and restricted cash at beginning of period	745,518	669,244
Cash, cash equivalents and restricted cash at end of period	$672,168	$650,174
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) the evaluation of the recoverability of the carrying value of intangible assets and goodwill, (iii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (iv) estimation of loss contingencies. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued updated guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements primarily related to the rate reconciliation and income taxes paid information. The updated standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statement disclosures.
In November 2024, the FASB issued guidance regarding disaggregation of income statement expenses, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The standard is effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statement disclosures.

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
The following table presents our assets and liabilities with customers as of March 31, 2025 and December 31, 2024 (in thousands).

Account	Consolidated Balance Sheet Location	March 31, 2025	December 31, 2024
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$22,927	$28,635
Trade and unbilled receivables, net	Accounts receivable, net	391,112	334,699
Long-term trade unbilled receivables, net	Other assets, net	20,251	20,531
Contract liabilities	Deferred revenues / other noncurrent liabilities	127,215	128,645
______________________
(1) Includes contract assets of $5 million and $8 million for March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, we recognized revenue of approximately $8 million from contract liabilities that existed as of January 1, 2025. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 5. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Three Months Ended March 31,
	2025	2024
Distribution	$569,115	$572,258
IT Solutions	133,011	141,375
Total Travel Solutions	702,126	713,633
SynXis Software and Services	77,389	72,317
Other	7,820	6,502
Total Hospitality Solutions	85,209	78,819
Total Segment Revenue	787,335	792,452
Eliminations	(10,718)	(9,566)
Total Sabre Revenue	$776,617	$782,886
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2025, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is immaterial.
Our air booking cancellation reserve totaled $15 million and $11 million as of March 31, 2025, and December 31, 2024, respectively.
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

As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of March 31, 2025 and 2024, the redeemable noncontrolling interest was $12 million and $14 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$12,928	$14,375
Net loss attributable to redeemable noncontrolling interest	(463)	(279)
Redeemable noncontrolling interest, end of period	$12,465	$14,096
4. Income Taxes

    For the three months ended March 31, 2025, we recognized $57 million of income tax benefit, representing an effective tax rate of 265%, compared to an income tax expense of $3 million, representing an effective tax rate of less than 1% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is impacted by an increase in the valuation allowance due primarily to interest expense limitations, offset by loss utilization. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2025 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2025
Balance at December 31, 2024	$25,792
Provision for expected credit losses	2,185
Write-offs	(1,389)
Other	(114)
Balance at March 31, 2025	$26,474
6. Debt
As of March 31, 2025 and December 31, 2024, our outstanding debt included in our consolidated balance sheets totaled $5,118 million and $5,065 million, respectively, which are net of debt issuance costs of $52 million and $56 million, respectively, and unamortized discounts of $95 million and $100 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2025 and December 31, 2024 (in thousands):

	Rate	Maturity	March 31, 2025	December 31, 2024
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$313,850	$314,860
2021 Term Loan B-2	S(1) + 3.50%	December 2027	366,280	366,280
2022 Term Loan B-1	S(1) + 4.25%	June 2028	382,147	382,147
2022 Term Loan B-2	S(1) + 5.00%	June 2028	414,482	414,482
2024 Term Loan B-1	S(1) + 6.00%	November 2029	698,250	700,000
2024 Term Loan B-2	S(1) + 6.00%	November 2029	74,813	75,000
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	899,938	871,611
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	100,800	82,200
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
9.25% senior secured notes due 2025(5)	9.25%	April 2025	10,416	10,416
4.00% senior exchangeable notes due 2025(5)	4.00%	April 2025	183,220	183,220
7.375% senior secured notes due 2025	7.375%	September 2025	23,393	23,393
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	150,000
8.625% senior secured notes due 2027	8.625%	June 2027	656,783	656,783
11.25% senior secured notes due 2027	11.25%	December 2027	45,814	45,814
10.75% senior secured notes due 2029	10.75%	November 2029	824,714	824,714
Face value of total debt outstanding			5,264,900	5,220,920
Less current portion of debt outstanding			(233,007)	(230,704)
Face value of long-term debt outstanding			$5,031,893	$4,990,216
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) Represents the Reference Rate as defined below.
(3) At our election, if interest is paid in cash the spread is 0.25% per annum, and in the case of interest paid-in-kind the spread is 1.75%.
(4) In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.
(5)Repaid in full on April 15, 2025.
We had outstanding letters of credit totaling $12 million and $13 million as of March 31, 2025 and December 31, 2024, respectively, which were secured by a $21 million cash collateral deposit account.
The weighted average interest rate on our short-term borrowings, which include our 9.25% senior secured notes due 2025, 4.00% senior exchangeable Notes due 2025, 7.375% senior secured notes due 2025 and the current portions of the 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2, is 4.94% as of March 31, 2025.

Senior Secured Credit Facilities
Refinancing Transactions

On November 25, 2024, we entered into a third and fourth amendment (together, the “Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated as of February 19, 2013 (the "Amended and Restated Credit Agreement") pursuant to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of March 31, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement").
The 2023 Term Loan Agreement provides for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) that matures on December 15, 2028 and offers us the ability to prepay subject to prepayment premiums as follows: (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest is payable-in-kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments can be made at par plus accrued interest.
The interest on the Senior Secured Term Loan Due 2028 is payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest may be payable-in-kind. The Senior Secured Term Loan Due 2028 bears interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. As of March 31, 2025, the Reference Rate was 13.00%. The all-in interest rate floor is 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling is 17.50% for cash interest and 19.00% for payable-in-kind interest. We have currently elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 is accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $28 million during the three months ended March 31, 2025.
Sabre FB’s obligations under the Senior Secured Term Loan Due 2028 are required to be guaranteed by certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The 2023 Term Loan Agreement requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable Foreign Guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of March 31, 2025, we were in compliance with all covenants under the terms of the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.

Senior Secured Notes
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) and approximately $7 million of our 9.250% senior secured notes due 2025 (the “April 2025 Notes”) for approximately $50 million aggregate principal amount of additional 8.625% senior secured notes due 2027 (the “June 2027 Notes”) (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three months ended March 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes. The April 2025 Notes matured, and were repaid in full, on April 15, 2025.
On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of the June 2027 Notes and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of the April 2025 Notes and approximately $4 million of the September 2025 Notes (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest, of which $10 million and $31 million were paid in cash, respectively, during the year ending December 31, 2024, and the remaining $1 million of third-party fees has been paid as of March 31, 2025. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of the existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of March 31, 2025, we had $221 million outstanding under the Securitization Facility, consisting of $101 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 4.00% as of March 31, 2025, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Net debt issuance costs related to our AR Facility are $1 million for the three months ended March 31, 2025 and $1 million for the year ended December 31, 2024, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre

Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of March 31, 2025, $356 million of Receivables are held as assets by Sabre Securitization, consisting of $347 million of accounts receivable and $9 million of other assets, net in our consolidated balance sheets.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of March 31, 2025, we were in compliance with the financial covenants of the Securitization Facility.
Exchangeable Notes
On April 17, 2020, Sabre GLBL entered into a debt agreement (the "2025 Exchangeable Notes Indenture") consisting of $345 million aggregate principal amount of 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”). The 2025 Exchangeable Notes were senior, unsecured obligations of Sabre GLBL, and accrued interest payable semi-annually in arrears. As of March 31, 2025, we had $183 million aggregate principal amount of 2025 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
Under the terms of the 2025 Exchangeable Notes Indenture, the notes were exchangeable into common stock of Sabre Corporation (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2020, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of the 2025 Exchangeable Notes, as determined following a request by their holder in accordance with the procedures in the 2025 Exchangeable Notes Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2025 Exchangeable Notes Indenture), the holders of the 2025 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2025 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2025 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of March 31, 2025, none of the conditions allowing holders of the 2025 Exchangeable Notes to exchange have been met.
The 2025 Exchangeable Notes were exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 126.9499 shares of common stock per $1,000 principal amount of the 2025 Exchangeable Notes, which was equivalent to an initial exchange price of approximately $7.88 per share. The exchange rate was subject to anti-dilution and other adjustments. Upon conversion, Sabre GLBL would have paid or delivered, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the 2025 Exchangeable Notes Indenture) occurred with respect to any 2025 Exchangeable Note and the exchange date for the exchange of such 2025 Exchangeable Note occurred during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the 2025 Exchangeable Notes Indenture), then, subject to the provisions set forth in the 2025 Exchangeable Notes Indenture, the exchange rate applicable to such exchange would have been increased by a number of shares set forth in the table contained in the 2025 Exchangeable Notes Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental Change. The net proceeds received from the sale of the 2025 Exchangeable Notes of $336 million, net of underwriting fees and commissions, are being used for general corporate purposes.

On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the three months ended March 31, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and together with the 2025 Exchangeable Notes Indenture, the Exchangeable Notes Indentures). As of March 31, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
As of March 31, 2025, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
The 2026 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 222.2222 shares of common stock per $1,000 principal amount of the 2026 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $4.50 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. “Make-Whole Fundamental Change” provisions in the 2026 Exchangeable Notes Indenture are substantially similar to those described above for the 2025 Exchangeable Notes Indenture.
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results of operations. The effective interest rates at March 31, 2025 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively. The effective interest rates at March 31, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively.
The following table sets forth the carrying value of the Exchangeable Notes as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$183,220	$150,000	$183,220	$150,000
Less: Unamortized debt issuance costs	59	2,818	414	3,311
Net carrying value	$183,161	$147,182	$182,806	$146,689

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$1,832	$2,745	$3,132	$366
Amortization of issuance costs	354	493	578	64

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2025, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the three months ended March 31, 2025 and 2024, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.

In February 2023, we entered into a forward-starting interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-1 for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the interest payments associated with $250 million of the floating-rate 2022 Term Loan B-2 for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge interest payments associated with $250 million of the floating rate 2022 Term Loan B-1 related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three months ended March 31, 2025, we recognized an immaterial cash flow impact related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of March 31, 2025, we estimate that $2 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Other accrued liabilities	$(2,220)	$(1,593)
Interest rate swaps	Other noncurrent liabilities	(514)	(673)
Total		$(2,734)	$(2,266)

The effects of derivative instruments, net of taxes, on OCI for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Amount of (Losses) Gains Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$(598)	$6,747
Total	$(598)	$6,747

		Amount of Losses (Gains) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended March 31,
		2025	2024
Interest rate swaps	Interest expense, net	$142	$(1,956)
Total		$142	$(1,956)

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

Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. Unrealized losses recognized during the three months ended March 31, 2024 from our investments in securities totaled $3 million, which is recorded to Other, net within our results of operations.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value at Reporting Date Using
Assets:	March 31, 2025	Level 1	Level 2	Level 3
Money market funds	341,355	341,355	—	—
Time deposits	81,965	—	81,965	—
Investment in securities	401	401	—	—
Total assets	$423,721	$341,756	$81,965	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,734)	$—	$(2,734)	$—
Total liabilities	$(2,734)	$—	$(2,734)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2024	Level 1	Level 2	Level 3
Money market funds	$425,407	$425,407	$—	$—
Time deposits	78,595	—	78,595	—
Investment in securities	555	555	—	—
Total assets	$504,557	$425,962	$78,595	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,266)	$—	$(2,266)	$—
Total liabilities	$(2,266)	$—	$(2,266)	$—
______________________
(1) See Note 7. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2025.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025, 2027 and 2029 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of March 31, 2025.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025		As of December 31, 2024
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$306,200	$313,473	$303,643	$314,453
2021 Term Loan B-2	353,918	364,725	356,665	364,600
2022 Term Loan B-1	366,144	379,787	372,593	379,617
2022 Term Loan B-2	400,234	401,603	407,228	400,748
2024 Term Loan B-1	689,085	688,326	712,250	689,655
2024 Term Loan B-2	73,831	74,718	76,313	74,902
Senior Secured Term Loan Due 2028	899,893	882,957	906,020	853,788
9.25% senior secured notes due 2025	10,433	10,416	10,510	10,416
7.375% senior secured notes due 2025	23,500	23,393	23,081	23,393
4.00% senior exchangeable notes due 2025	182,907	183,220	181,322	183,220
7.32% senior exchangeable notes due 2026	159,739	150,000	172,500	150,000
8.625% senior secured notes due 2027	650,212	656,783	649,105	656,783
11.25% senior secured notes due 2027	48,753	45,293	49,400	45,253
10.75% senior secured notes due 2029	832,334	776,243	853,220	774,332
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three months ended March 31, 2025.
9. Accumulated Other Comprehensive Loss
As of March 31, 2025 and December 31, 2024, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2025	December 31, 2024
Defined benefit pension and other postretirement benefit plans	$(79,503)	$(76,510)
Unrealized foreign currency translation gain	10,286	8,196
Unrealized loss on interest rate swaps	(3,249)	(2,793)
Share of other comprehensive loss of equity method investments	(2,852)	(2,640)
Total accumulated other comprehensive loss, net of tax	$(75,318)	$(73,747)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of March 31, 2025, we have contributed $10 million to our defined benefit pension plan in 2025. Based on current assumptions, we expect to make additional contributions of up to $6 million in 2025 to our defined benefit pension plan. See Note 7. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
10. Stock and Stockholders' Equity
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the three months ended March 31, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes

On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of March 31, 2025, we had $183 million and $150 million aggregate principal amount of 2025 Exchangeable Notes and 2026 Exchangeable Notes outstanding, respectively. See Note 6. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
11. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Income (loss) from continuing operations	$35,548	$(71,105)
Less: Net income attributable to noncontrolling interests	213	378
Net income (loss) from continuing operations available to common stockholders, basic	35,335	(71,483)
Add: Interest expense and amortization of debt discount and issuance costs for exchangeable notes, net of tax	4,203	—
Net income (loss) from continuing operations available to common stockholders, diluted	$39,538	$(71,483)
Denominator:
Basic weighted-average common shares outstanding	386,271	379,774
Add: Dilutive effect of stock options and restricted stock awards	12,396	—
Add: Dilutive effect of exchangeable notes	56,593	—
Diluted weighted-average common shares outstanding	455,260	379,774
Income (loss) per share from continuing operations:
Basic	$0.09	$(0.19)
Diluted	$0.09	$(0.19)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 5 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2024, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 3 million of anti-dilutive common stock equivalents for the three months ended March 31, 2024. The impact of anti-dilutive common stock equivalents for the three months ended March 31, 2025 is not material.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of each period and the 2026 Exchangeable Notes are assumed to be converted at the beginning of the 2025 period and at the issuance date of March 19, 2024 for the 2024 period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 57 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2024, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
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
Indian Income Tax Litigation
We are a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”) in the Supreme Court of India. The dispute arose in 1999 when the DIT asserted that we have a permanent establishment within the meaning of the Income Tax Treaty between the United States and the Republic of India and accordingly issued tax assessments for assessment years ending March 1998 and March 1999. The DIT later issued further tax assessments for assessment years ending March 2000 through March 2006. The DIT has continued to issue tax assessments on a similar basis for subsequent years. We appealed the tax assessments for assessment years ending March 1998 through March 2006 and those years are now closed, in our favor. In addition, we have appealed assessment years ended March 2021 through March 2023 with the Income Tax Appellate Tribunal ("ITAT"); no trial date has been set for these items.
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2005 through March 2021. Appeals for assessment years ending March 2005 through March 2021 are pending before the ITAT or the High Court, depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $23 million as of March 31, 2025. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe a negative outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2025, we have accrued $15 million associated with these other tax matters in our consolidated balance sheets. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results of operations.

13. Segment Information
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer and President, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
We operate our business and present our results through two business segments, (i) Travel Solutions, our global travel solutions for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines, and (ii) Hospitality Solutions, an extensive suite of software solutions for hoteliers.
Our CODM utilizes Segment Adjusted EBITDA, as the measure of profitability to evaluate performance of our segments and allocate resources. Segment Adjusted EBITDA is used by our CODM to monitor the financial performance of each segment by comparing variances to plan and recent forecasts on a regular basis. Our CODM uses the annual budget and multi-year outlook process to allocate resources between segments based on return on investment and monitors Segment Adjusted EBITDA performance against actual performance to make necessary adjustments to this allocation. Our use of Segment Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition to Segment Adjusted EBITDA, certain significant expenses are provided to our CODM. These significant expenses include Cost of revenue, excluding technology costs, Technology costs, and Selling, general and administrative expenses.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, indirect tax matters, stock-based compensation and the (benefit) provision for income taxes.
Our CODM does not review total assets by segment as operating evaluations and resource allocation decisions are not made on the basis of total assets by segment.
Certain costs associated with our technology organization are allocated to the segments based on the segments' usage of resources. Benefit expenses, facility and lease costs and associated depreciation expense are allocated to the segments based on headcount. Unallocated corporate costs include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, amortization of acquired intangible assets, impairment and related charges, stock-based compensation, restructuring charges (in applicable periods), legal reserves and other items not identifiable with one of our segments.
We account for significant intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. The majority of the intersegment revenues and cost of revenues are fees charged by Travel Solutions to Hospitality Solutions for hotel stays booked through our global distribution system ("GDS").

Segment information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31, 2025
	Travel Solutions	Hospitality Solutions	Eliminations	Total
Revenue:
Revenue from external customers	$691,408	$85,209	$—	$776,617
Intersegment revenue	10,718	—	(10,718)	—
Total revenue	702,126	85,209	(10,718)	776,617

Less(1):
Segment cost of revenue, excluding technology costs(2)	$301,572	$37,539	$(10,718)	$328,393
Segment technology costs(3)	154,590	24,691	—	179,281
Segment selling, general and administrative(4)	62,200	11,523	—	73,723
Other segment adjustments(5)	(665)	—	—	(665)
Segment adjusted EBITDA	$184,429	$11,456	$—	$195,885

	Three Months Ended March 31, 2024
	Travel Solutions	Hospitality Solutions	Eliminations	Total
Revenue:
Revenue from external customers	$704,067	$78,819	$—	$782,886
Intersegment revenue	9,566	—	(9,566)	—
Total revenue	713,633	78,819	(9,566)	782,886

Less(1):
Segment cost of revenue, excluding technology costs(2)	$288,850	$36,559	$(9,566)	$315,843
Segment technology costs(3)	176,920	23,227	—	200,147
Segment selling, general and administrative(4)	60,514	10,762	—	71,276
Other segment adjustments(5)	(960)	—	—	(960)
Segment adjusted EBITDA	$188,309	$8,271	$—	$196,580

The following table sets forth the reconciliation of Total segment adjusted EBITDA to Loss from continuing operations before income taxes in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment adjusted EBITDA	$195,885	$196,580
Unallocated amounts and adjustments:
Corporate expenses(6)	(62,036)	(63,376)
Depreciation and amortization	(29,786)	(34,159)
Interest expense, net	(129,353)	(124,747)
Loss on extinguishment of debt	—	(37,994)
Other, net(7)	3,776	(4,477)
Loss from continuing operations before income taxes	$(21,514)	$(68,173)
______________________

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the Hospitality Solutions column.
(2)Segment cost of revenue, excluding technology costs, incurred by Travel Solutions and Hospitality Solutions consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue, excluding technology costs, for Travel Solutions also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis and Cost of revenue, excluding technology costs, also includes amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract.
(3)Segment technology costs incurred by Travel Solutions and Hospitality Solutions consist of expenses related to third-party providers and employee-related costs to operate, maintain and enhance our technology operations including hosting, third-party software, and other associated costs.
(4)Segment selling, general and administrative expenses consist of professional service fees, provision for expected credit losses and personnel-related expenses for employees engaged in sales, sales support, account management and administrative support.
(5)Other segment adjustments include income from equity method investments recognized by Travel Solutions.
(6)Corporate expenses include certain shared expenses such as accounting, finance, human resources, legal, corporate systems, impairment and related charges, stock-based compensation, restructuring charges (in applicable periods), legal reserves and other items not identifiable with one of our segments.
(7)Other, net includes a gain on the sale of assets of $5 million recognized in the current year period and a fair value loss from our investments in securities of $3 million recognized in the prior year period. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
14. Subsequent Events
Agreement to sell Hospitality Solutions Business
On April 27, 2025, we entered into a definitive purchase agreement with TPG (the “Buyer”) pursuant to which the Buyer has agreed to purchase our Hospitality Solutions business (the “Hospitality Solutions Sale”). The purchase price for the transaction is approximately $1.1 billion in cash, and we are currently evaluating the impact of the sale to our financial statements. The Hospitality Solutions Sale is expected to close by the end of the third quarter of 2025, subject to customary closing conditions and regulatory approvals. Following closing of the Hospitality Solutions Sale, we expect to use the net proceeds of approximately $960 million (net of estimated taxes, fees and customary closing working capital adjustments) primarily to repay our outstanding indebtedness. Following the closing of the Hospitality Solutions Sale, we expect to manage and report our business in one reportable segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “pro forma,” “plans,” “predicts,” “potential,” “estimates,” “intends,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “provisional,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
Recent Developments Affecting our Results of Operations
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Recent industry air distribution volume growth has generally leveled off, which may continue into the future and could impact our rate of growth. Passengers boarded for IT solutions has been negatively impacted by de-migrations from carriers who de-migrated prior to 2024; however, we expect revenue growth for IT solutions beginning in the third quarter of 2025 following the anniversary of the impact of these de-migrations on our revenue.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $217 million of principal due at maturity under current debt facilities; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2023 and 2024, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. Currently approximately 48% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 28% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations.”

Agreement to sell Hospitality Solutions Business
On April 27, 2025, we entered into a definitive purchase agreement for the Hospitality Solutions Sale. The purchase price for the transaction is approximately $1.1 billion in cash, and we are currently evaluating the impact of the sale to our financial statements. The Hospitality Solutions Sale is expected to close by the end of the third quarter of 2025, subject to customary closing conditions and regulatory approvals. Following closing of the Hospitality Solutions Sale, we expect to use the net proceeds of approximately $960 million (net of estimated taxes, fees and customary closing working capital adjustments) primarily to repay our outstanding indebtedness. See "Liquidity and Capital Resources— Capital Resources". As a result of the Hospitality Solutions Sale, we expect our Hospitality Solutions segment to be presented as a discontinued operation in the second quarter of fiscal 2025. Following the closing of the Hospitality Solutions Sale, we expect to manage and report our business in one reportable segment. In addition to the purchase agreement described above, the parties expect to enter into a transition services agreement, pursuant to which Sabre will provide certain services following closing to assist in the transition of the Hospitality Solutions business.
Factors Affecting our Results
In addition to the “—Recent Developments Affecting our Results of Operations” above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
Corporate cost of revenue, excluding technology costs primarily includes costs such as stock-based compensation and restructuring charges (in applicable periods) that are not allocated to our segments.
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

Corporate technology costs include certain expenses such as stock-based compensation, restructuring charges (in applicable periods) and other corporate related items including labor and professional services that are not identifiable with either of our segments.
Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets for technology purchased through acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications.
Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 12 years as of March 31, 2025 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Travel Solutions
Direct Billable Bookings - Air	82,438	85,170	(3.2)%
Direct Billable Bookings - LGS	13,918	13,289	4.7%
Distribution Total Direct Billable Bookings	96,356	98,459	(2.1)%
IT Solutions Passengers Boarded	165,826	167,926	(1.3)%

Hospitality Solutions
Central Reservations System Transactions	30,769	29,051	5.9%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for net income (loss) attributable to noncontrolling interests, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, indirect tax matters, stock-based compensation and the (benefit) provision for income taxes.
We define Free Cash Flow as cash used in operating activities less cash used in additions to property and equipment.
We define Adjusted Net Loss from continuing operations per share as Adjusted Net Loss divided by diluted weighted-average common shares outstanding.
These non-GAAP financial measures are key metrics used by management and our board of directors to monitor our ongoing core operations because historical results have been significantly impacted by events that are unrelated to our core operations as a result of changes to our business and the regulatory environment. We believe that these non-GAAP financial measures are used by investors, analysts and other interested parties as measures of financial performance and to evaluate our ability to service debt obligations, fund capital expenditures, fund our investments in technology transformation, and meet working capital requirements. We also believe that Adjusted Net Loss and Adjusted EBITDA assist investors in company-to-company and period-to-period comparisons by excluding differences caused by variations in capital structures (affecting interest expense), tax positions and the impact of depreciation and amortization expense. In addition, amounts derived from Adjusted EBITDA are a primary component of certain covenants under our senior secured credit facilities.
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
•Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•Free Cash Flow removes the impact of accrual-basis accounting on asset accounts and non-debt liability accounts, and does not reflect the cash requirements necessary to service the principal payments on our indebtedness; and
•other companies, including companies in our industry, may calculate Adjusted Net Loss, Adjusted EBITDA or Free Cash Flow differently, which reduces their usefulness as comparative measures.

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$35,335	$(71,483)
Net income attributable to noncontrolling interests(1)	213	378
Income (loss) from continuing operations	35,548	(71,105)
Adjustments:
Acquisition-related amortization(2a)	8,791	9,622
Restructuring and other costs(4)	—	(5,053)
Loss on extinguishment of debt	—	37,994
Other, net(3)	(3,776)	4,477
Acquisition-related costs(5)	1,796	250
Indirect tax matters(6)	274	—
Stock-based compensation	13,662	13,905
Tax impact of adjustments(7)	(56,977)	4,171
Adjusted Net Loss from continuing operations	$(682)	$(5,739)
Adjusted Net Loss from continuing operations per share	$—	$(0.02)
Adjusted diluted weighted-average common shares outstanding(8)	386,271	379,774

Income (loss) from continuing operations	$35,548	$(71,105)
Adjustments:
Depreciation and amortization of property and equipment(2b)	16,680	19,713
Amortization of capitalized implementation costs(2c)	4,315	4,824
Acquisition-related amortization(2a)	8,791	9,622
Restructuring and other costs(4)	—	(5,053)
Interest expense, net	129,353	124,747
Other, net(3)	(3,776)	4,477
Loss on extinguishment of debt	—	37,994
Acquisition-related costs(5)	1,796	250
Indirect tax matters(6)	274	—
Stock-based compensation	13,662	13,905
(Benefit) provision for income taxes	(57,062)	2,932
Adjusted EBITDA	$149,581	$142,306

The following tables set forth the reconciliation of Adjusted EBITDA to Loss from continuing operations in our statement of operations by business segment (in thousands):

	Three Months Ended March 31, 2025
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted EBITDA	$184,429	$11,456	$(46,304)	$149,581
Less:
Depreciation and amortization of property and equipment(2b)	13,400	3,072	208	16,680
Amortization of capitalized implementation costs(2c)	2,963	1,352	—	4,315
Acquisition-related amortization(2a)	—	—	8,791	8,791
Acquisition-related costs(5)	—	—	1,796	1,796
Indirect tax matters(6)	—	—	274	274
Stock-based compensation	—	—	13,662	13,662
Equity method income	665	—	—	665
Operating income (loss)	$167,401	$7,032	$(71,035)	$103,398
Interest expense, net				(129,353)
Other, net(3)				3,776
Equity method income				665
Benefit for income taxes				57,062
Income from continuing operations				$35,548

	Three Months Ended March 31, 2024
	Travel Solutions	Hospitality Solutions	Corporate	Total
Adjusted EBITDA	$188,309	$8,271	$(54,274)	$142,306
Less:
Depreciation and amortization of property and equipment(2b)	15,171	4,331	211	19,713
Amortization of capitalized implementation costs(2c)	3,356	1,468	—	4,824
Acquisition-related amortization(2a)	—	—	9,622	9,622
Restructuring and other costs(4)	—	—	(5,053)	(5,053)
Acquisition-related costs(5)	—	—	250	250
Stock-based compensation	—	—	13,905	13,905
Equity method income	960	—	—	960
Operating income (loss)	$168,822	$2,472	$(73,209)	$98,085
Interest expense, net				(124,747)
Other, net(3)				(4,477)
Loss on extinguishment of debt				(37,994)
Equity method income				960
Provision for income taxes				(2,932)
Loss from continuing operations				$(71,105)

The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(80,603)	$(68,090)
Cash used in investing activities	(8,250)	(27,676)
Cash provided by financing activities	13,208	77,908

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(80,603)	$(68,090)
Additions to property and equipment	(17,891)	(27,676)
Free Cash Flow	$(98,494)	$(95,766)
______________________________

(1) Net income (loss) attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40%, (iv) Sabre Bulgaria of 40%, and (v) FERMR Holdings Limited (the direct parent of Conferma Limited) of 19%.
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
(3) Other, net includes a gain on the sale of assets of $5 million recognized in the current year period and a fair value loss from our investments in securities of $3 million recognized in the prior year period. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs primarily represents adjustments to charges associated with the cost reduction plan we began implementing in the second quarter of 2023.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(6) Indirect tax matters represents charges associated with certain digital services taxes ("DST") related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 12. Contingencies, to our consolidated financial statements.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
(8) The adjusted diluted weighted-average common shares outstanding calculation excludes 12 million of dilutive stock options and restricted stock awards for the three months ended March 31, 2025, as their effect would be anti-dilutive given the adjusted net loss from continuing operations incurred in the period.

Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Revenue	$776,617	$782,886
Cost of revenue, excluding technology costs	333,710	321,094
Technology costs	196,227	222,291
Selling, general and administrative	143,282	141,416
Operating income	103,398	98,085
Interest expense, net	(129,353)	(124,747)
Loss on extinguishment of debt	—	(37,994)
Equity method income	665	960
Other, net	3,776	(4,477)
Loss from continuing operations before income taxes	(21,514)	(68,173)
(Benefit) provision for income taxes	(57,062)	2,932
Loss from continuing operations	$35,548	$(71,105)

Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Travel Solutions	$702,126	$713,633	$(11,507)	(2)%
Hospitality Solutions	85,209	78,819	6,390	8%
Total segment revenue	787,335	792,452	(5,117)	(1)%
Eliminations	(10,718)	(9,566)	(1,152)	12%
Total revenue	$776,617	$782,886	$(6,269)	(1)%
Travel Solutions—Revenue decreased $12 million, or 2%, for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to:
•a $3 million, or 1% decrease in transaction-based distribution revenue primarily due to a 2% decrease in direct billable bookings to 96 million, partially offset by favorable rate impacts; and
•an $8 million, or 6% decrease in IT solutions revenue driven by the impact of de-migrations from carriers who de-migrated prior to 2024. We expect revenue growth for IT solutions beginning in the third quarter of 2025 following the anniversary of the impact of these de-migrations on our revenue.
Hospitality Solutions—Revenue increased $6 million, or 8%, for the three months ended March 31, 2025 compared to the same period in the prior year. The increase was primarily driven by a $5 million increase in SynXis Software and Services revenue due to an increase in transaction volumes of 6% to 31 million driven by growth in our existing customer base as well as new customer deployments and a favorable mix within our customer base.
Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Travel Solutions	$301,572	$288,850	$12,722	4%
Hospitality Solutions	37,539	36,559	980	3%
Eliminations	(10,718)	(9,566)	(1,152)	12%
Total segment cost of revenue, excluding technology costs	328,393	315,843	12,550	4%
Corporate	650	47	603	1,283%
Depreciation and amortization	4,667	5,204	(537)	(10)%
Total cost of revenue, excluding technology costs	$333,710	$321,094	$12,616	4%
Travel Solutions—Cost of revenue, excluding technology costs, increased $13 million, or 4%, for the three months ended March 31, 2025 compared to the same period in the prior year driven by a $13 million increase in incentive consideration primarily due to an increase in rates and transaction mix.
Hospitality Solutions—Cost of revenue, excluding technology costs, increased $1 million, or 3% for the three months ended March 31, 2025 compared to the same period in the prior year due to an increase in costs associated with increased transaction volumes and the mix of our revenue transactions.
Technology Costs

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Travel Solutions	$154,590	$176,920	$(22,330)	(13)%
Hospitality Solutions	24,691	23,227	1,464	6%
Total segment technology costs	179,281	200,147	(20,866)	(10)%
Corporate	4,811	6,828	(2,017)	(30)%
Depreciation and amortization	12,135	15,316	$(3,181)	(21)%
Total technology costs	$196,227	$222,291	$(26,064)	(12)%
Travel Solutions—Technology costs decreased $22 million, or 13% for the three months ended March 31, 2025 compared to the same period in the prior year. The decrease was primarily driven by an $11 million decrease in technology costs due to savings related to our cloud migrations and a $12 million decrease in labor and professional services driven by the cost reduction plan we implemented in prior periods.
Hospitality Solutions—Technology costs increased $1 million, or 6%, for the three months ended March 31, 2025 compared to the same period in the prior year due to a $1 million increase in labor and professional services to support growth in the business.
Corporate—Technology costs decreased $2 million, or 30%, for the three months ended March 31, 2025 compared to the same period in the prior year due to a $2 million decrease in labor and professional services costs driven by the cost reduction plan we implemented in prior periods.
Depreciation and Amortization—Technology costs decreased $3 million, or 21%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to the completion of amortization of certain capitalized internal use software.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Travel Solutions	$62,200	$60,514	$1,686	3%
Hospitality Solutions	11,523	10,762	761	7%
Total segment selling, general and administrative expenses	73,723	71,276	2,447	3%
Corporate	56,575	56,501	74	—%
Depreciation and amortization	12,984	13,640	$(656)	(5)%
Total selling, general and administrative expenses	$143,282	$141,417	$1,865	1%
Travel Solutions—Selling, general and administrative expenses increased $2 million, or 3%, for the three months ended March 31, 2025 compared to the same period in the prior year due to a $4 million increase in labor and professional services to support our growth initiatives and a $2 million increase in other ongoing business expenses, partially offset by a $5 million decrease in the provision for credit losses.
Hospitality Solutions—Selling, general and administrative expenses increased $1 million or 7%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a $2 million increase in the provision for credit losses, offset by a $1 million decrease in other ongoing business expenses.
Corporate—Selling, general and administrative expenses for the three months ended March 31, 2025 decreased by $8 million primarily due to a decrease in tax expenses as a result of a sales tax refund in 2025 related to prior tax periods, offset by an $8 million increase in labor and professional services primarily due to the reversal of certain employee related accruals and severance cost accruals in the prior year associated with the cost reduction plan we implemented in prior periods.

Interest expense, net

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$(129,353)	$(124,747)	$(4,606)	4%

Interest expense increased $5 million, or 4%, during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to higher interest incurred in connection with our debt. See Note 6. Debt for further details.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $38 million for the three months ended March 31, 2024 as a result of the financing activity that occurred in the first quarter of 2024. See Note 6. Debt for further details.
Other, net

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$3,776	$(4,477)	$8,253	(184)%

Other, net increased $8 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to a gain on the sale of assets of $5 million recognized in the current year period and a fair value loss from our investments in securities of $3 million recognized in the prior year period. See Note 8. Fair Value Measurements for further details regarding our investments in securities.
(Benefit) provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(57,062)	$2,932	$(59,994)	(2,046)%

For the three months ended March 31, 2025, we recognized $57 million of income tax benefit, representing an effective tax rate of 265%, compared to an income tax expense of $3 million, representing an effective tax rate of less than 1% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is impacted by an increase in the valuation allowance due primarily to interest expense limitations, offset by loss utilization. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2025 and December 31, 2024, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$651,144	$724,479
Outstanding balance under the AR Facility(1)	100,800	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	11,883	12,535
Available under the bilateral letter of credit facility	8,117	7,465
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of March 31, 2025, we had $101 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 6. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2025 and December 31, 2024. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced volume growth that has generally leveled off, which may continue into the future and could impact our rate of growth. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $217 million of principal due at maturity under current debt facilities.
In 2024, we refinanced and extended the maturity on portions of our debt, which negatively impacted our results due to increasing interest rates and negatively impacted our liquidity due to our utilizing cash from our balance sheet. In the second quarter of 2023, we began implementing a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2025 pro forma free cash flow to be greater than $200 million, which we expect to be impacted by normal seasonality on a quarterly basis. Pro forma free cash flow is calculated to give effect to the sale of the Hospitality Solutions business and the application of the proceeds from the sale against outstanding indebtedness based on management's expectations, as if such transaction and actions had occurred on January 1, 2025.
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
We have regularly evaluated and considered, and in the future we will continue to evaluate and consider, strategic acquisitions, divestitures, joint ventures, equity method investments, refinancing our existing debt or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions or otherwise, as well as other transactions we believe may create stockholder value or enhance financial performance. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or asset sales.
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2024 based on our operating and non-operating results pursuant to the provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of net operating loss (“NOL”) carryforwards and requires companies to capitalize and amortize research and development costs. As a result, we expect to be a U.S. federal cash taxpayer in 2025, and we also expect to benefit from the utilization of NOLs and tax credit carryforwards in 2025 to the extent available. We expect to continue to benefit from our NOLs and certain tax credits in the near-term beyond 2025. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. As DSTs are proposed or enacted in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.
Capital Resources
As of March 31, 2025, our outstanding debt totaled $5.1 billion, which is net of debt issuance costs and unamortized discounts of $147 million. Currently approximately 48% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Approximately 28% of our debt is variable, excluding the Senior Secured Term Loan due in 2028, where interest rate pricing is subject to the highest yield to maturity of Sabre GLBL secured debt as defined by the Reference Rate. See “Risk Factors—We are exposed to interest rate fluctuations." From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2024, which has increased through the first quarter of 2025, in response to the geopolitical conflict, changes in the rate of inflation, and uncertainty regarding the path of U.S. monetary policy, and more recently through tariff-related policy. During 2024, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. However, the 2023 Term Loan Agreement, as defined below, provides the ability for interest to be payable-in-kind, such that amounts due are capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"), the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In June 2023, we entered into a series of transactions including an intercompany secured term loan agreement (the "Pari Passu Loan Agreement") and a new term loan credit agreement with certain lenders (the "2023 Term Loan Agreement"), which provides for a senior secured term loan of up to $700 million in aggregate principal amount and requires that we maintain cash balances of at least $100 million in certain foreign subsidiaries and other covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The 2023 Term Loan Agreement also includes various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the 2023 Term Loan Agreement contains customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of March 31, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility (as defined below), the 2023 Term Loan Agreement and the Pari Passu Loan Agreement.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2023, we were not required to make an excess cash flow payment in 2024, and no excess cash flow payment is required in 2025 with respect to our results for the year ended December 31, 2024. We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. Following closing of the Hospitality Solutions Sale, we expect to use the net proceeds primarily to repay our outstanding indebtedness, which we expect would be applied to our 2021 Term Loan B-2, 2022 Term Loan B-1, 2022 Term Loan B-2, and 2024 Term Loan B-1, in accordance with the terms of the Amended and Restated Credit Agreement.

Recent Events Impacting Our Liquidity and Capital Resources
Senior Secured Credit Facilities
On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under the Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. As of March 31, 2025, the unpaid third-party fees are not material. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Senior Secured Notes
On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of our 8.625% senior secured notes due 2027 (the “June 2027 Notes”) and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of 9.250% senior secured notes due 2025 (the “April 2025 Notes”) and approximately $4 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest, of which $10 million and $31 million were paid in cash, respectively, during the year ending December 31, 2024, and the remaining $1 million of third-party fees has been paid as of March 31, 2025. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of the September 2025 Notes and approximately $7 million of the April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes issued in September 2023. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the three months ended March 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes. The April 2025 Notes matured, and were repaid in full, on April 15, 2025.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of March 31, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
Securitization Facility
On February 14, 2023, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity (“Sabre Securitization”), entered into a three-year committed accounts receivable securitization facility (as amended from time to time the “Securitization Facility”) of up to $200 million with PNC Bank, N.A.
On March 29, 2024, Sabre Securitization increased the overall size of the existing Securitization Facility from $200 million to $235 million by issuing a $120 million "first-in, last-out" term loan tranche under the Securitization Facility (such tranche, the "FILO Facility") and reducing the revolving tranche under the Securitization Facility to $115 million (such tranche, the "AR Facility"). In connection with the issuance of the FILO Facility, the maturity date of the Securitization Facility was extended to March 29, 2027 and the springing maturity date thereunder was terminated. The FILO Facility provides the ability to prepay or repay at certain redemption premiums as set forth in the agreement. The net proceeds received from the FILO Facility of $117 million, net of $3 million in fees paid to creditors, will be used for general corporate purposes. We incurred additional fees of $4 million, which were funded with cash on hand.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of March 31, 2025, we had $221 million outstanding under the Securitization Facility, consisting of $101 million under the AR Facility and $120 million outstanding under the FILO Facility.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. During the three months ended March 31, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Cash Flows

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Cash used in operating activities	$(80,603)	$(68,090)
Cash used in investing activities	(8,250)	(27,676)
Cash provided by financing activities	13,208	77,908
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,295	(1,212)
Decrease in cash, cash equivalents and restricted cash	$(73,350)	$(19,070)
Operating Activities
Cash used in operating activities totaled $81 million for the three months ended March 31, 2025. The $13 million decrease in operating cash flow from the same period in the prior year was primarily due to a decrease in revenue from a decline in volume and impacts of customer de-migrations and a contribution of $10 million to our defined benefit pension plan, partially offset by a $3 million decrease in interest payments in connection with our debt.
Investing Activities
For the three months ended March 31, 2025, we used $18 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $10 million.
For the three months ended March 31, 2024, we used $28 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems.

Financing Activities
For the three months ended March 31, 2025, financing activities provided $13 million. Significant highlights of our financing activities include:
•net proceeds of $19 million on borrowings on our AR Facility;
•payments of $3 million on our 2021 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2; and
•net payments of $2 million from the settlement of employee stock awards.
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
•payment of $36 million on our September 2025 Notes and $7 million on our April 2025 Notes;
•net proceeds of $2 million from borrowings on our AR Facility; and
•net payments of $2 million from the settlement of employee stock awards.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, other than a multi-year agreement we entered into in the first quarter of 2025 with a digital services and solutions provider, with an aggregate obligation to the provider of approximately $1.6 billion, with $21 million due within the next 12 months.
We had no off balance sheet arrangements during the three months ended March 31, 2025 and year ended December 31, 2024.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. Since the date of the annual report on Form 10-K filed with the SEC on February 20, 2025, there have been no material changes to our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2024 as previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
Various factors have caused, and may in the future cause, temporary or sustained disruption to leisure and business travel. The impact these disruptions have had, and would in the future have, on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions, inflationary pressures, economic uncertainty, and the effects of tariffs; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, government shutdowns, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business.
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
Adapting to new technological and marketplace developments has required, and may continue to require, substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We have in the past experienced, and may in the future experience, difficulties that could delay or prevent the successful development, marketing and implementation of platforms, enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities, such as New Distribution Capability, to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
We depend upon the use of sophisticated information technology and systems. Our competitiveness and future results depend on our ability to maintain and make timely and cost-effective enhancements, upgrades and additions to our products, services, technologies and systems in response to new technological developments, industry standards, government regulations, and trends and customer requirements. For example, migration of our enterprise applications and platforms to other hosting environments has caused us and will continue to cause us to incur substantial costs, and has resulted in and could in the future result in instability and business interruptions, which could materially harm our business.
Our industry is marked by rapid technological developments and innovations, such as the use of AI, and evolving industry standards, best practices, and related regulations. See “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.” Our competitors or other third parties may incorporate artificial intelligence ("AI") into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.
Our Travel Solutions business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our Travel Solutions business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new GDS agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our Travel Solutions business as a marketplace due to our more limited content.
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
We collect, process, store, use and transmit a large volume of personal data on a daily basis, including, for example, to process travel transactions for our customers and to deliver other travel-related products and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The GDPR, a data protection law adopted by the European Commission, and various other country-specific and U.S. state data protection laws have gone into effect or are scheduled to go into effect. These and other data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information that is collected, processed and transmitted in or from the relevant jurisdiction. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Furthermore, various countries have implemented legislation requiring the storage of travel or other personal data locally. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to operate with regard to the use of personal data, new data handling or localization requirements. Additionally, media coverage of data incidents has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection continues to increase, we also risk exposure to potential liabilities and costs or face reputational risks resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of personal data. See “—Security incidents expose us to liability and could damage our reputation and our business.”
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

In connection with our Travel Solutions and Hospitality Solutions businesses, we enter into contracts with travel buyers, travel suppliers and hotels. Although most of our Travel Solutions travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. Similarly, our Travel Solutions contracts with airline travel suppliers have a typical duration of three to seven years for larger airlines and one to three years for smaller airlines, and are generally subject to automatic renewal at the end of the term. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. Our Hospitality Solutions business is based on contracts with hotels for a typical duration of three to five years, which are generally subject to automatic renewal at the end of the initial term unless terminated by either party with the required advance notice. We cannot guarantee that we will be able to renew our Travel Solutions or Hospitality Solutions contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our Travel Solutions business is exposed to pricing pressure from travel suppliers." Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our Travel Solutions business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
In addition, our failure to renew some or all of our Travel Solutions agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our Travel Solutions business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.
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
Parts of our business operate in regulated industries and could be adversely affected by unfavorable changes in or the enactment of new laws, rules or regulations applicable to us, which could decrease demand for, or restrict access to, our products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement or interpret regulations. Accordingly, these regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the applicable regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. These include data protection and privacy legislation and regulations, as well as legislation and regulations affecting issues such as: trade sanctions, exports of technology, antitrust, anticorruption, antiboycott, telecommunications, AI, cybersecurity, environmental, social and governance matters, and e-commerce. Our failure to comply with any of these requirements, interpretations, legislation or regulations could have a material adverse effect on our operations.
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
Effective October 30, 2022, Russian legislation and related regulations have required activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited our ability to provide these services in Russia, which has negatively impacted our revenue and results. On May 23, 2024, Russia issued a decree establishing a process for the seizure of assets of U.S. companies and nationals in Russia, further limiting our ability to operate and provide services in Russia.
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
For example, we have entered into a definitive agreement regarding the Hospitality Solutions Sale.  See “Recent Developments Affecting our Results of Operations— Agreement to Sell Hospitality Solutions Business.”  The Hospitality Solutions Sale is expected to close by the end of the third quarter of 2025, subject to customary closing conditions and regulatory approvals. We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the Hospitality Solutions Sale, including any expected optimization of our core business, long-term growth, improvements in our capital structure, future debt refinancings, and other business opportunities that may be facilitated by the Hospitality Solutions Sale. In addition, these benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the Hospitality Solutions Sale will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the Hospitality Solutions Sale or effectively utilize the proceeds from the Hospitality Solutions Sale could have an adverse impact our business, financial condition and results of operations.
As noted above, the Hospitality Solutions Sale is subject to customary closing conditions and regulatory approvals. If any condition to the closing of the Hospitality Solutions Sale is not satisfied or, if permissible, waived, or if we fail to obtain any necessary regulatory approval, the Hospitality Solutions Sale may not be completed. In addition, satisfying the closing conditions to the Hospitality Solutions Sale may occur on a longer or shorter timeframe than we expect. All of the conditions to closing may not be satisfied or waived, and we may not successfully obtain requisite regulatory approvals. Further, other events may intervene to delay or result in a failure to consummate the Hospitality Solutions Sale.
If the Hospitality Solutions Sale is not completed for any reason, investor confidence could decline, and we would fail to receive the benefits of the transaction. In addition, we have expended, and continue to expend, significant resources in an effort to complete the Hospitality Solutions Sale. Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the Hospitality Solutions Sale, which could disrupt operations and have an adverse effect on our operating results and business.
In connection with the Hospitality Solutions Sale, we and the Buyer will enter into certain agreements, including a transition services agreement, providing for the performance of certain services by us for the benefit of the Buyer for a period of time after the Hospitality Solutions Sale. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for certain losses incurred by the Buyer. In addition, during the transition services period, our management and employees may be required to divert their attention away from our business to provide services to the Buyer, which could adversely impact our business. Further, as a result of these transition services, our counterparty will have managed access to certain of our information technology systems during the transition services period, as well as shared information technology infrastructure. Any disruption, degradation, destruction or manipulation of our information technology systems as a result of this access following the Hospitality Solutions Sale, whether accidental or intentional, may cause cybersecurity, data protection, or privacy incidents or failures, which could in turn interrupt or adversely impact our operations. See “—Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.” and “—Security incidents expose us to liability and could damage our reputation and our business.”

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
Our businesses are dependent on IT infrastructure and applications operated for us by network, cloud, mainframe and SaaS providers. The commercial services we offer to our customers generally run on infrastructure provided by third parties and cloud providers. We also use multiple third-party SaaS platforms to operate our services, run our business, and support our customers, including IT service management, program and project management, enterprise resource planning, customer relationship management and human resource management systems.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed currently allocated system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions and have in the past and could in the future lead to higher costs. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our Travel Solutions and Hospitality Solutions businesses provide to airlines and hotels. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute changes for the purpose of enhancing our products or achieving other technological objectives. System interruptions prevent us from efficiently providing services to customers or other third parties, and have in the past and could in the future cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
Our systems are also susceptible to external damage or disruption. Our systems have in the past been, and at any time, including in the future could be, damaged or disrupted by events such as power, hardware, software or telecommunication failures, human errors, natural events including floods, hurricanes, fires, winter storms, earthquakes and tornadoes, terrorism, break-ins, hostilities, war or similar events. Computer viruses, malware, denial of service attacks, ransomware attacks, attacks on, or exploitations of, hardware or software vulnerabilities, physical or electronic break-ins, phishing attacks, cybersecurity incidents or other security incidents, and similar disruptions affecting the Internet, telecommunication services, our systems, or our customers' systems have caused in the past and could at any time, including in the future, cause service interruptions or the loss of critical data, preventing us from providing timely services. Failure to efficiently provide services to customers or other third parties could cause damage to our reputation and result in the loss of customers and revenues, asset impairments, significant recovery costs or litigation and liabilities. Moreover, such risks are likely to increase as we expand our business, our systems become more complex and the tools and techniques involved become more sophisticated.
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
Customers and other end-users who rely on our software products and services, including our SaaS and hosted offerings, for applications that are integral to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. We utilize various generative AI solutions from third-party providers as part of some of our software products. There are additional risks associated with the use of emerging technologies such as generative AI, including risks related to testing and validating the security and privacy mechanisms of the third-party providers, as well as risks related to implementing technical security controls to govern and manage this technology in a secure manner. If we were to experience a cybersecurity incident related to the integration of AI capabilities into our software product offerings, or if there are deficiencies or other failures of such AI solutions from our third-party providers, our business and results of operations could be adversely affected. For example, there is a risk that generative AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships and the operational effectiveness of our AI-enabled systems. AI also presents various emerging legal, regulatory and ethical issues, and the incorporation of AI into our software products could require us to expend significant resources in developing, testing and maintaining our product offerings and may cause us to experience brand, reputational, or competitive harm, or incur legal liability. Additionally, security incidents that affect third parties upon which we rely, such as travel suppliers, may further expose us to negative publicity, possible liability or regulatory penalties. Events outside our control have caused in the past and could in the future cause interruptions in our IT systems, which could have a material adverse effect on our business operations and harm our reputation.
Security incidents expose us to liability and could damage our reputation and our business.
We process, store, and transmit large amounts of data, such as PII of our customers and employees and PCI of our customers, and it is critical to our business strategy that our facilities and infrastructure, including those provided by cloud and mainframe providers or other vendors, remain secure and are perceived by the marketplace to be secure. Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, ransomware attacks, or similar disruptive problems.
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
As an example, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits and related fees, costs and expenses, or regulatory inquiries in the future that could result in a material adverse effect. For example, in December 2024 and January 2025, four lawsuits were filed against us in the United States District Court for the Northern District of Texas, each of which is seeking class certification. In April 2025, these lawsuits were consolidated into one lawsuit filed against us in the United States District Court for the Northern District of Texas. The complaint generally asserts negligence and other claims based on this cybersecurity incident, and, in addition to monetary damages, the plaintiffs are also seeking declaratory and injunctive relief. We intend to vigorously defend against these claims. See “—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We are currently subject to such assertions, including patent and trademark infringement claims, and may be subject to such assertions in the future. These assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against these assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, these claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.
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
The global economy continues to face significant uncertainty, including increased inflation and interest rates, reduced financial capacity of both business and leisure travelers, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, increased tariffs, and general uncertainty about economic stability. Furthermore, changes in the regulatory, tax and economic environment in the United States could adversely impact travel demand, our business operations or our financial results. We cannot predict the magnitude, length or recurrence of these impacts to the global economy, which have impacted, and may continue to impact, demand for travel and lead to reduced spending on the services we provide.
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
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus, as well as conflicts in the Middle East, have created global economic uncertainty and contributed to inflationary pressures. A significant escalation or expansion of economic disruption, the conflicts' current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business further, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and in the Middle East; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as tariffs, consumer, labor and trade protection measures, and travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of March 31, 2025, we had $5.1 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of March 31, 2025 contained goodwill and intangible assets, net totaling $2.9 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2025, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $63 million as of December 31, 2024. With approximately 3,500 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, or to avoid certain funding-based benefit restrictions, we may need to make additional pension contributions above what is currently estimated or provide security to the plan, which could reduce the cash available for our businesses.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the three months ended March 31, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.147†
Sabre Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025)

10.148†*	Offer letter by and between Sabre Corporation and Jennifer Catto effective February 4, 2025
10.149
Stock Purchase Agreement, dated as of April 27, 2025, by and among Whitney Merger Sub, Inc., Sabre GLBL Inc., Sabre Corporation and Sabre HS Inc. (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025)

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

SABRE CORPORATION
(Registrant)
Date:	May 7, 2025	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)