Form 10-Q
period 2025-06-30
Sabre Corp
filed 2025-08-07
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 1, 2025, 394,514,384 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$687,149	$695,050	$1,389,275	$1,408,683
Cost of revenue, excluding technology costs	296,354	293,340	601,825	586,050
Technology costs	172,494	199,050	347,801	400,634
Selling, general and administrative	129,167	153,938	259,120	284,082
Operating income	89,134	48,722	180,529	137,917
Other expense:
Interest expense, net	(111,244)	(116,428)	(221,034)	(228,309)
Loss on extinguishment of debt	(85,182)	—	(85,182)	(37,994)
Equity method income	738	469	1,403	1,429
Other, net	(3,202)	3,426	(497)	(536)
Total other expense, net	(198,890)	(112,533)	(305,310)	(265,410)
Loss from continuing operations before income taxes	(109,756)	(63,811)	(124,781)	(127,493)
Provision for income taxes	91,262	5,920	79,614	9,328
Loss from continuing operations	(201,018)	(69,731)	(204,395)	(136,821)
(Loss) income from discontinued operations, net of tax	(55,514)	246	(16,588)	(3,769)
Net loss	(256,532)	(69,485)	(220,983)	(140,590)
Net (loss) income attributable to noncontrolling interests	(168)	275	45	653
Loss attributable to common stockholders	$(256,364)	$(69,760)	$(221,028)	$(141,243)

Basic net (loss) income per share attributable to common stockholders:
Loss from continuing operations	$(0.51)	$(0.18)	$(0.53)	$(0.36)
Loss from discontinued operations	(0.14)	—	(0.04)	(0.01)
Net loss per common share	$(0.65)	$(0.18)	$(0.57)	$(0.37)
Diluted net (loss) income per share attributable to common stockholders:
Loss from continuing operations	$(0.51)	$(0.18)	$(0.53)	$(0.36)
Loss from discontinued operations	(0.14)	—	(0.04)	(0.01)
Net loss per common share	$(0.65)	$(0.18)	$(0.57)	$(0.37)
Weighted-average common shares outstanding:
Basic	390,905	383,506	388,601	381,640
Diluted	390,905	383,506	388,601	381,640
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(256,532)	$(69,485)	$(220,983)	$(140,590)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	4,136	146	6,225	(536)
Retirement-related benefit plans:
Net actuarial loss, net of taxes of nil in all periods	—	—	(3,338)	—
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(716)	(716)
Amortization of actuarial losses, net of taxes of nil in all periods	758	831	1,461	1,406
Net change in retirement-related benefit plans, net of tax	400	473	(2,593)	690
Derivatives:
Unrealized (losses) gains, net of taxes of nil in all periods	587	2,586	(11)	9,333
Reclassification adjustment for realized losses (gains), net of taxes of nil in all periods	152	(2,088)	294	(4,045)
Net change in derivatives, net of tax	739	498	283	5,288
Share of other comprehensive loss of equity method investments	240	(284)	29	(405)
Other comprehensive income	5,515	833	3,944	5,037
Comprehensive loss	(251,017)	(68,652)	(217,039)	(135,553)
Less: Comprehensive loss (income) attributable to noncontrolling interests	168	(275)	(45)	(653)
Comprehensive loss attributable to Sabre Corporation	$(250,849)	$(68,927)	$(217,084)	$(136,206)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$426,118	$724,479
Restricted cash	21,025	21,039
Accounts receivable, net of allowance for credit losses of $20,799 and $23,557	329,198	286,601
Prepaid expenses and other current assets	105,382	76,518
Current assets held for sale	70,835	54,581
Total current assets	952,558	1,163,218
Property and equipment, net of accumulated depreciation of $1,695,286 and $1,696,135	244,584	233,785
Equity method investments	21,985	22,470
Goodwill	2,385,144	2,383,380
Acquired customer relationships, net of accumulated amortization of $787,551 and $777,926	168,800	177,874
Other intangible assets, net of accumulated amortization of $589,396 and $582,725	131,962	137,411
Deferred income taxes	6,867	8,113
Other assets, net	262,022	272,876
Long-term assets held for sale	245,223	235,802
Total assets	$4,419,145	$4,634,929

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$246,729	$242,992
Accrued compensation and related benefits	59,333	105,533
Accrued subscriber incentives	259,728	265,065
Deferred revenues	56,582	60,200
Other accrued liabilities	229,530	186,563
Current portion of debt	42,526	230,214
Current liabilities held for sale	52,224	51,207
Total current liabilities	946,652	1,141,774
Deferred income taxes	59,235	30,120
Other noncurrent liabilities	194,520	204,041
Long-term debt	4,997,092	4,834,776
Long-term liabilities held for sale	14,060	15,989
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11,896	12,928
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 426,603 and 414,754 shares issued, 394,498 and 385,932 shares outstanding at June 30, 2025 and December 31, 2024, respectively	4,266	4,147
Additional paid-in capital	3,330,719	3,304,466
Treasury Stock, at cost, 32,105 and 28,822 shares at June 30, 2025 and December 31, 2024, respectively	(536,762)	(526,789)
Accumulated deficit	(4,548,181)	(4,327,152)
Accumulated other comprehensive loss	(69,803)	(73,747)
Noncontrolling interest	15,451	14,376
Total stockholders’ deficit	(1,804,310)	(1,604,699)
Total liabilities and stockholders’ deficit	$4,419,145	$4,634,929

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(220,983)	$(140,590)
Adjustments to reconcile net loss to cash used in operating activities:
Payment of previously paid-in-kind interest	(199,938)	—
Loss on extinguishment of debt	85,182	37,994
Depreciation and amortization	50,972	54,897
Deferred income taxes	32,277	(6,214)
Paid-in-kind interest	28,327	60,954
Stock-based compensation expense	23,602	23,364
Amortization of upfront incentive consideration	17,735	17,073
Loss from discontinued operations	16,588	3,769
Amortization of debt discount and issuance costs	14,916	12,424
Gain on sale of assets	(5,191)	—
Other	(3,317)	1,180
Provision for expected credit losses	1,103	5,591
Dividends received from equity method investments	1,042	1,460
Loss on investment fair value adjustment	—	(1,200)
Changes in operating assets and liabilities:
Accounts and other receivables	(98,505)	(22,727)
Prepaid expenses and other current assets	24,752	(11,261)
Capitalized implementation costs	(4,900)	(7,364)
Upfront incentive consideration	(9,481)	(4,417)
Other assets	(6,098)	(9,811)
Accrued compensation and related benefits	(59,349)	(42,698)
Accounts payable and other accrued liabilities	37,763	28,533
Deferred revenue including upfront solution fees	(8,338)	(30,813)
Cash used in operating activities	(281,841)	(29,856)
Investing Activities
Additions to property and equipment	(39,150)	(45,550)
Proceeds from sale of assets	9,267	—
Other investing activities	(200)	(300)
Cash used in investing activities	(30,083)	(45,850)
Financing Activities
Proceeds on borrowings from lenders	1,325,000	200,090
Payments on borrowings from lenders	(1,224,531)	(193,706)
Debt prepayment fees and issuance costs	(71,094)	(49,956)
Proceeds from borrowings under Securitization Facility	54,100	146,300
Payments on borrowings under Securitization Facility	(39,000)	(42,200)
Net payment on the settlement of equity-based awards	(9,975)	(6,404)
Cash provided by financing activities	34,500	54,124
Cash Flows from Discontinued Operations
Cash used in operating activities	(22,616)	(10,103)
Cash used in investing activities	(1,788)	(2,244)
Cash used in discontinued operations	(24,404)	(12,347)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,453	(1,663)
Decrease in cash, cash equivalents and restricted cash	(298,375)	(35,592)
Cash, cash equivalents and restricted cash at beginning of period	745,518	669,244
Cash, cash equivalents and restricted cash at end of period	$447,143	$633,652
Non-cash additions to property and equipment for continuing operations	$899	$1,066
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)
Comprehensive loss	—	—	—	—	—	(256,364)	5,515	400	(250,449)
Settlement of stock-based awards	9,383,719	94	(1)	2,547,751	(7,529)	—	—	—	(7,436)
Stock-based compensation expense	—	—	12,593	—	—	—	—	—	12,593
Balance at June 30, 2025	426,602,530	$4,266	$3,330,719	32,104,635	$(536,762)	$(4,548,181)	$(69,803)	$15,451	$(1,804,310)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)
Comprehensive loss	—	—	—	—	—	(69,760)	833	691	(68,236)
Settlement of stock-based awards	5,427,133	54	(3)	1,374,482	(4,322)	—	—	—	(4,271)
Stock-based compensation expense	—	—	12,230	—	—	—	—	—	12,230
Other	—	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	414,404,794	$4,144	$3,276,032	28,741,921	$(526,524)	$(4,189,636)	$(68,885)	$14,274	$(1,490,595)
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
Recent Events—On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”) pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the sale (the “Hospitality Solutions Sale”). The assets and liabilities associated with the Hospitality Solutions business are presented as held for sale on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. See Note 3. Discontinued Operations and Dispositions for further details.
Segments—As a result of the Hospitality Solutions Sale, we now manage and report our business in one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer and President, in deciding how to allocate resources and assess performance. Our CODM reviews financial information presented on a consolidated basis to monitor budget versus actual results for purposes of allocating resources and evaluating financial performance. Our measure of segment profit and loss is net income (loss), as reported on our consolidated statements of operations. Our significant segment expenses, which are the expenses included in operating income, and other segment items, which includes other income (expense) and benefit from (provision for) income taxes, are included in our consolidated statements of operations. Total assets as presented on our consolidated balance sheets represent total assets considered by our CODM for any relevant operating evaluations.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
The following table presents our assets and liabilities with customers as of June 30, 2025 and December 31, 2024 (in thousands).

Account	Consolidated Balance Sheet Location	June 30, 2025	December 31, 2024
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$20,342	$28,112
Trade and unbilled receivables, net	Accounts receivable, net	325,224	282,173
Long-term trade unbilled receivables, net	Other assets, net	20,784	20,531
Contract liabilities	Deferred revenues / other noncurrent liabilities	99,607	107,867
______________________
(1) Includes contract assets of $5 million and $8 million for June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025, we recognized revenue of approximately $13 million from contract liabilities that existed as of January 1, 2025. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distribution	$545,766	$550,594	$1,114,881	$1,122,852
IT Solutions	141,383	144,456	274,394	285,831
Total Sabre Revenue	$687,149	$695,050	$1,389,275	$1,408,683
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2025, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is immaterial.
Our air booking cancellation reserve totaled $15 million and $11 million as of June 30, 2025, and December 31, 2024, respectively.
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
3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with the Buyer pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $960 million to $980 million, net. Estimated cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. We expect to recognize a gain on sale in the third quarter of 2025, which we are currently in the process of estimating. The assets and liabilities associated with the Hospitality Solutions business are presented as held for sale on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations.
In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements with the Buyer, under which we will provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Additionally, at the time of sale, Hospitality Solutions entered into a long-term agreement with us to continue to utilize our GDS for bookings which generates revenue for us.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$87,002	$83,238	$172,211	$162,056
Cost of revenue, excluding technology costs	44,453	39,187	83,410	77,137
Technology costs	21,072	20,217	41,991	40,925
Selling, general and administrative	13,657	11,699	26,986	22,972
Operating income	7,820	12,135	19,824	21,022
Other expense:
Interest expense, net	(19,776)	(12,865)	(39,338)	(25,731)
Other, net	2,619	(179)	3,689	(691)
Total other expense, net	(17,157)	(13,044)	(35,649)	(26,422)
Loss from discontinuing operations before income taxes	(9,337)	(909)	(15,825)	(5,400)
Provision (benefit) for income taxes(1)	46,177	(1,155)	763	(1,631)
Net (loss) income from discontinued operations	$(55,514)	$246	$(16,588)	$(3,769)
______________________

(1) We used an intra-period tax allocation to allocate the provision for income taxes for all periods presented between continuing operations and discontinued operations.

The following table presents the major classes of assets and liabilities held for sale related to the Hospitality Solutions business (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Accounts receivable, net	$66,834	$53,377
Prepaid expenses and other current assets	4,001	1,204
Current assets held for sale	70,835	54,581
Property and equipment, net of accumulated depreciation	25,693	14,614
Goodwill and intangibles	190,556	192,156
Other assets, net	28,974	29,032
Long-term assets held for sale	245,223	235,802
Total assets held for sale	$316,058	$290,383
Liabilities:
Accounts payable	$20,958	$20,687
Other accrued liabilities and accrued compensation	13,954	18,609
Deferred revenues	17,312	11,911
Current liabilities held for sale	52,224	51,207
Other noncurrent liabilities and deferred income taxes	14,060	15,989
Long-term liabilities held for sale	14,060	15,989
Total liabilities held for sale	$66,284	$67,196
The following table presents selected financial information related to cash flows from discontinued operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(22,616)	$(10,103)
Cash used in investing activities	(1,788)	(2,244)
Cash used in discontinued operations	$(24,404)	$(12,347)
Non-cash additions to property and equipment	$9,313	$—

4. Redeemable Noncontrolling Interest
On February 1, 2023, we sold common shares representing a 19% interest in the direct parent of Conferma Limited, our subsidiary that is a virtual payments technology company (“Conferma”), to a third party for cash consideration of $16 million. In connection with the sale, we entered into a governing agreement which requires us under limited conditions to redeem the 19% interest, if requested, for the original purchase price of $16 million. We currently do not believe it is probable that the noncontrolling interest will become redeemable, given the remote likelihood of the applicable conditions being satisfied.
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of June 30, 2025 and 2024, the redeemable noncontrolling interest was $12 million and $14 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$12,928	$14,375
Net loss attributable to redeemable noncontrolling interest	(1,032)	(692)
Redeemable noncontrolling interest, end of period	$11,896	$13,683
5. Income Taxes

    For the six months ended June 30, 2025, we recognized $80 million of income tax expense for continuing operations, compared to an income tax expense of $9 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is impacted by an increase in the valuation allowance due primarily to interest expense limitations, offset by loss utilization. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. We believe it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. and in certain foreign jurisdictions to realize the full benefit of its deferred tax assets. We have determined that a portion of the deferred tax assets related to certain state and foreign net operating losses, interest limitation and other assets are not more likely than not to be realized and have recorded a valuation allowance against such assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2025 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2025
Balance at December 31, 2024	$23,557
Provision for expected credit losses	1,103
Write-offs	(3,895)
Other	34
Balance at June 30, 2025	$20,799

7. Debt
As of June 30, 2025 and December 31, 2024, our outstanding debt included in our consolidated balance sheets totaled $5,040 million and $5,065 million, respectively, which are net of debt issuance costs of $51 million and $56 million, respectively, and unamortized discounts of $74 million and $100 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2025 and December 31, 2024 (in thousands):

	Rate	Maturity	June 30, 2025	December 31, 2024
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$312,840	$314,860
2021 Term Loan B-2	S(1) + 3.50%	December 2027	366,280	366,280
2022 Term Loan B-1	S(1) + 4.25%	June 2028	382,147	382,147
2022 Term Loan B-2	S(1) + 5.00%	June 2028	414,482	414,482
2024 Term Loan B-1	S(1) + 6.00%	November 2029	696,500	700,000
2024 Term Loan B-2	S(1) + 6.00%	November 2029	74,625	75,000
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	—	871,611
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	97,300	82,200
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
9.25% senior secured notes due 2025(5)	9.25%	April 2025	—	10,416
4.00% senior exchangeable notes due 2025(5)	4.00%	April 2025	—	183,220
7.375% senior secured notes due 2025	7.375%	September 2025	23,393	23,393
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	150,000
8.625% senior secured notes due 2027	8.625%	June 2027	331,783	656,783
11.25% senior secured notes due 2027	11.25%	December 2027	45,814	45,814
10.75% senior secured notes due 2029	10.75%	November 2029	824,714	824,714
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	—
Face value of total debt outstanding			5,164,878	5,220,920
Less current portion of debt outstanding			(42,543)	(230,704)
Face value of long-term debt outstanding			$5,122,335	$4,990,216
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
(5)Repaid in full on April 15, 2025.
We had outstanding letters of credit totaling $12 million and $13 million as of June 30, 2025 and December 31, 2024, respectively, which were secured by a $21 million cash collateral deposit account.
The weighted average interest rate on our short-term borrowings, which include our 7.375% senior secured notes due 2025 and the current portions of the 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2, is 8.17% as of June 30, 2025.

Senior Secured Credit Facilities
Refinancing Transactions
On November 25, 2024, we entered into a third and fourth amendment (together, the “Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated as of February 19, 2013 (the "Amended and Restated Credit Agreement") pursuant to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of June 30, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of June 30, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Senior Secured Term Loan Due 2028
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "Pari Passu Loan Agreement"). On June 4, 2025, we repaid all outstanding balances under these agreements in conjunction with the June 2025 refinancing (as defined below).
The 2023 Term Loan Agreement provided for a senior secured term loan (the “Senior Secured Term Loan Due 2028”) that matured on December 15, 2028 and offered us the ability to prepay subject to prepayment premiums as follows: (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest was payable-in-kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments could have been made at par plus accrued interest.
The interest on the Senior Secured Term Loan Due 2028 was payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest could have been payable-in-kind. The Senior Secured Term Loan Due 2028 bore interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor was 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling was 17.50% for cash interest and 19.00% for payable-in-kind interest. We elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 was accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $28 million during the six months ended June 30, 2025. We did not capitalize interest during the three months ended June 30, 2025 as we repaid all outstanding borrowings under the Senior Secured Term Loan Due 2028 on June 4, 2025 in conjunction with the June 2025 Refinancing.
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

On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of the June 2027 Notes and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of the April 2025 Notes and approximately $4 million of the September 2025 Notes (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under the Pari Passu Loan Agreement with Sabre FB, which applied such amounts toward full prepayment of Sabre FB’s Senior Secured Term Loan due 2028; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in creditor fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the six months ended June 30, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of June 30, 2025, we had $217 million outstanding under the Securitization Facility, consisting of $97 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 4.00% as of June 30, 2025, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are $1 million as of June 30, 2025 and December 31, 2024, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the

“Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of June 30, 2025, $359 million of Receivables are held as assets by Sabre Securitization, consisting of $349 million of accounts receivable and $10 million of other assets, net in our consolidated balance sheets.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of June 30, 2025, we were in compliance with the financial covenants of the Securitization Facility.
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
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the six months ended June 30, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and, together with the 2025 Exchangeable Notes Indenture, the Exchangeable Notes Indentures). As of June 30, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
Under the terms of the 2026 Exchangeable Notes Indenture, the 2026 Exchangeable Notes are exchangeable into common stock of Sabre Corporation (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2024, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of the 2026 Exchangeable Notes, as determined following a request by a holder in accordance with the procedures in the 2026 Exchangeable Notes Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the 2026 Exchangeable Notes Indenture);
•upon the occurrence of specified corporate events; or
•on or after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, August 1, 2026.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2026 Exchangeable Notes Indenture), the holders of the 2026 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2026 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2026

Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2025, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
The 2026 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 222.2222 shares of common stock per $1,000 principal amount of the 2026 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $4.50 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the 2026 Exchangeable Notes Indenture) occurred with respect to any 2026 Exchangeable Note and the exchange date for the exchange of such 2026 Exchangeable Note occurred during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the 2026 Exchangeable Notes Indenture), then, subject to the provisions set forth in the 2026 Exchangeable Notes Indenture, the exchange rate applicable to such exchange would have been increased by a number of shares set forth in the table contained in the 2026 Exchangeable Notes Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental Change.
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results from continuing operations. The effective interest rate at June 30, 2025 was 8.82% for the 2026 Exchangeable Notes. The effective interest rates at June 30, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively.
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$—	$150,000	$183,220	$150,000
Less: Unamortized debt issuance costs	—	2,314	414	3,311
Net carrying value	$—	$147,686	$182,806	$146,689

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$305	$2,745	$1,832	$2,745	$2,138	$5,490	$4,964	$3,111
Amortization of issuance costs	59	504	342	461	414	996	920	522

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2025, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.

Interest Rate Swap Contracts—Interest rate swaps outstanding during the six months ended June 30, 2025 and 2024, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.

In February 2023, we entered into a forward-starting interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three and six months ended June 30, 2025, we recognized an immaterial cash flow impact related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of June 30, 2025, we estimate that $2 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.
The estimated fair values of our derivatives designated as hedging instruments as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Other accrued liabilities	$(2,099)	$(1,593)
Interest rate swaps	Other noncurrent liabilities	—	(673)
Total		$(2,099)	$(2,266)

The effects of derivative instruments, net of taxes, on OCI for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$587	$2,586	$(11)	$9,333
Total	$587	$2,586	$(11)	$9,333

		Amount of Losses (Gains) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate swaps	Interest expense, net	$152	$(2,088)	$294	$(4,045)
Total		$152	$(2,088)	$294	$(4,045)

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. Unrealized losses recognized during the three and six months ended June 30, 2024 from our investments in securities totaled $5 million and $1 million, respectively, which is recorded to Other, net within our results from continuing operations.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value at Reporting Date Using
Assets:	June 30, 2025	Level 1	Level 2	Level 3
Money market funds	$147,652	$147,652	$—	$—
Time deposits	25,655	—	25,655	—
Investment in securities	448	448	—	—
Total assets	$173,755	$148,100	$25,655	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,099)	$—	$(2,099)	$—
Total liabilities	$(2,099)	$—	$(2,099)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2024	Level 1	Level 2	Level 3
Money market funds	$425,407	$425,407	$—	$—
Time deposits	78,595	—	78,595	—
Investment in securities	555	555	—	—
Total assets	$504,557	$425,962	$78,595	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,266)	$—	$(2,266)	$—
Total liabilities	$(2,266)	$—	$(2,266)	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2025.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025, 2027, 2029 and 2030 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of June 30, 2025.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025		As of December 31, 2024
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$308,538	$312,494	$303,643	$314,453
2021 Term Loan B-2	361,243	364,852	356,665	364,600
2022 Term Loan B-1	376,415	379,959	372,593	379,617
2022 Term Loan B-2	411,114	402,477	407,228	400,748
2024 Term Loan B-1	696,500	687,007	712,250	689,655
2024 Term Loan B-2	74,625	74,535	76,313	74,902
Senior Secured Term Loan Due 2028	—	—	906,020	853,788
9.25% senior secured notes due 2025	—	—	10,510	10,416
7.375% senior secured notes due 2025	23,513	23,393	23,081	23,393
4.00% senior exchangeable notes due 2025	—	—	181,322	183,220
7.32% senior exchangeable notes due 2026	166,287	150,000	172,500	150,000
8.625% senior secured notes due 2027	339,913	331,783	649,105	656,783
11.25% senior secured notes due 2027	47,733	45,334	49,400	45,253
10.75% senior secured notes due 2029	848,870	778,214	853,220	774,332
11.125% senior secured notes due 2030	1,388,083	1,325,000	—	—
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three and six months ended June 30, 2025.

10. Accumulated Other Comprehensive Loss
As of June 30, 2025 and December 31, 2024, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2025	December 31, 2024
Defined benefit pension and other postretirement benefit plans	$(79,103)	$(76,510)
Unrealized foreign currency translation gain	14,422	8,196
Unrealized loss on interest rate swaps	(2,510)	(2,793)
Share of other comprehensive loss of equity method investments	(2,612)	(2,640)
Total accumulated other comprehensive loss, net of tax	$(69,803)	$(73,747)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of June 30, 2025, we have contributed $12 million to our defined benefit pension plan in 2025. Based on current assumptions, we expect to make additional contributions of up to $4 million in 2025 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
11. Stock and Stockholders' Equity
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the six months ended June 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of June 30, 2025, we had $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash. See Note 7. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(201,018)	$(69,731)	$(204,395)	$(136,821)
Less: Net (loss) income attributable to noncontrolling interests	(168)	275	45	653
Net loss from continuing operations available to common stockholders, diluted	$(200,850)	$(70,006)	$(204,440)	$(137,474)
Denominator:
Basic weighted-average common shares outstanding	390,905	383,506	388,601	381,640
Diluted weighted-average common shares outstanding	390,905	383,506	388,601	381,640
Loss per share from continuing operations:
Basic	$(0.51)	$(0.18)	$(0.53)	$(0.36)
Diluted	$(0.51)	$(0.18)	$(0.53)	$(0.36)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 3 million and 8 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2025, respectively, and 1 million and 3 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2024, respectively, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 2 million of anti-dilutive common stock equivalents for the three months ended June 30, 2025, and 4 million and 3 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2024, respectively. The impact of anti-dilutive common stock equivalents for the six months ended June 30, 2025 is not material.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of each period and the 2026 Exchangeable Notes are assumed to be converted at the beginning of the 2025 period and at the issuance date of March 19, 2024 for the 2024 period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 37 million and 47 million resulting common shares related to the Exchangeable Notes for the three and six months ended June 30, 2025, respectively, and approximately 57 million resulting common shares related to the Exchangeable Notes for each of the three and six months ended June 30, 2024, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
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
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $25 million as of June 30, 2025. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe a negative outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of June 30, 2025, we have accrued $4 million associated with these other tax matters in our consolidated balance sheets. We will continue to monitor and update this estimate as additional information becomes available. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results from continuing operations.
14. Subsequent Events
Debt paydown related to the sale of Hospitality Solutions business
Following the closing of the Hospitality Solutions Sale on July 3, 2025, we used the net proceeds primarily to repay a portion of our outstanding indebtedness under our 2021 Term Loan B-2 in the amount of $157 million, 2022 Term Loan B-1 in the amount of $164 million, 2022 Term Loan B-2 in the amount of $178 million, and 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement. In addition, receivables related to the Hospitality Solutions business were removed from the Securitization Facility on July 3, 2025, and we repaid $23 million of the outstanding balance on our Securitization Facility. Interest expense associated with the principal indebtedness that was repaid is classified as discontinued operations within our results of operations.
US tax reform
On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of continuing operations, our prospects and strategies for future growth, the development and introduction of new products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “pro forma,” “plans,” “predicts,” “potential,” “estimates,” “intends,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “provisional,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Overview
At Sabre, we make travel happen. We are a technology company that, after the classification of our Hospitality Solutions business as discontinued operations in the second quarter of 2025, manages and reports our business in one reportable segment that constitutes consolidated results, consisting of our global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. We generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees.
Recent Developments Affecting our Results of Operations
Sale of Hospitality Solutions Business
On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer") pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, an extensive suite of leading software solutions for hoteliers. On July 3, 2025, we closed the transaction (the “Hospitality Solutions Sale”), resulting in estimated cash proceeds of $960 million to $980 million, net, which was used primarily to repay our outstanding indebtedness. See "Liquidity and Capital Resources—Capital Resources." Estimated cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. The assets and liabilities associated with the Hospitality Solutions business are presented as held for sale on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. In addition to the purchase agreement described above, we entered into transition services agreements with the Buyer, under which we will provide transition services following closing to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close in return for compensation from the Buyer with respect to costs incurred. Additionally, at the time of sale, Hospitality Solutions entered into a long-term agreement with us to continue to utilize our GDS for bookings which generates revenue for us. See Note 3. Discontinued Operations and Dispositions for further details. All amounts reference results from continuing operations unless otherwise indicated.
Travel Industry and Liquidity Outlook
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
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2023, 2024 and 2025, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. Currently approximately 32% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations.”
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
We generate revenue from distribution activities through direct billable bookings processed on our GDS, adjusted for estimated cancellations of those bookings. We also generate revenue from IT solutions activities from our product offerings including reservation systems for full-service and low-cost carriers, commercial and operations products, professional services, agency solutions and booking data. Additionally, we generate revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, consists primarily of costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery, customer operations and call center teams as well as allocated overhead such as facilities and other support costs. Cost of revenue, excluding technology costs, also includes incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis, amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract and costs such as stock-based compensation and restructuring charges (in applicable periods). Depreciation and amortization included in cost of revenue, excluding technology costs, is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements acquired through acquisitions. The technology costs excluded from Cost of revenue, excluding technology costs, are presented separately below.
Technology Costs
Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including hosting, third-party software, and other costs associated with the maintenance and minor enhancement of our technology. Technology costs also include costs associated with our technology transformation efforts. Technology costs are less variable in nature and therefore may not correlate with related changes in revenue. Technology costs also include certain expenses such as stock-based compensation and restructuring charges (in applicable periods). Depreciation and amortization included in technology costs is associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets for technology purchased through acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 12 years as of June 30, 2025 for trademarks and brand names.
Key Metrics
“Direct billable bookings” and “passengers boarded” are the primary metrics we utilize to measure operating performance. We generate distribution revenue for each direct billable booking, which includes bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea (“LGS”)) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. We also recognize IT solutions revenue from recurring usage-based fees for passengers boarded. These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Direct Billable Bookings - Air	75,534	76,225	(0.9)%	157,972	161,395	(2.1)%
Direct Billable Bookings - LGS	14,764	14,755	0.1%	28,682	28,044	2.3%
Distribution Total Direct Billable Bookings	90,298	90,980	(0.7)%	186,654	189,439	(1.5)%
IT Solutions Passengers Boarded	171,353	168,906	1.4%	337,179	336,832	0.1%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Net Loss as net loss attributable to common stockholders adjusted for loss (income) from discontinued operations, net of tax, net income (loss) attributable to noncontrolling interests, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, acquisition-related costs, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as loss from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, acquisition-related costs, indirect tax matters, stock-based compensation and the provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(256,364)	$(69,760)	$(221,028)	$(141,243)
Loss (income) from discontinued operations, net of tax	55,514	(246)	16,588	3,769
Net (loss) income attributable to noncontrolling interests(1)	(168)	275	45	653
Loss from continuing operations	(201,018)	(69,731)	(204,395)	(136,821)
Adjustments:
Acquisition-related amortization(2a)	7,732	8,257	15,464	16,516
Restructuring and other costs(4)	—	15,492	—	10,439
Loss on extinguishment of debt	85,182	—	85,182	37,994
Other, net(3)	3,202	(3,426)	497	536
Acquisition-related costs(5)	(163)	613	520	863
Indirect tax matters(6)	(8,226)	7,710	(7,951)	7,710
Stock-based compensation	11,290	10,845	23,602	23,364
Tax impact of adjustments(7)	94,180	8,016	82,044	11,915
Adjusted Net Loss from continuing operations	$(7,821)	$(22,224)	$(5,037)	$(27,484)
Adjusted Net Loss from continuing operations per share	$(0.02)	$(0.06)	$(0.01)	$(0.07)
Adjusted diluted weighted-average common shares outstanding	390,905	383,506	388,601	381,640

Loss from continuing operations	$(201,018)	$(69,731)	$(204,395)	$(136,821)
Adjustments:
Depreciation and amortization of property and equipment(2b)	14,820	15,142	29,615	31,941
Amortization of capitalized implementation costs(2c)	2,930	3,085	5,893	6,440
Acquisition-related amortization(2a)	7,732	8,257	15,464	16,516
Restructuring and other costs(4)	—	15,492	—	10,439
Interest expense, net	111,244	116,428	221,034	228,309
Other, net(3)	3,202	(3,426)	497	536
Loss on extinguishment of debt	85,182	—	85,182	37,994
Acquisition-related costs(5)	(163)	613	520	863
Indirect tax matters(6)	(8,226)	7,710	(7,951)	7,710
Stock-based compensation	11,290	10,845	23,602	23,364
Provision for income taxes	91,262	5,920	79,614	9,328
Adjusted EBITDA	$118,255	$110,335	$249,075	$236,619
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(281,841)	$(29,856)
Cash used in investing activities	(30,083)	(45,850)
Cash provided by financing activities	34,500	54,124

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(281,841)	$(29,856)
Additions to property and equipment	(39,150)	(45,550)
Free Cash Flow	$(320,991)	$(75,406)
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
(3) Other, net includes a gain on the sale of assets of $5 million recognized in the current year period, $1 million of non-operating gains recognized in the prior year and a fair value loss from our investments in securities of $1 million recognized in the prior year period. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs primarily represents adjustments to charges associated with the cost reduction plan we began implementing in the second quarter of 2023.
(5) Acquisition-related costs represent fees and expenses incurred associated with acquisition and disposition-related activities.
(6) Indirect tax matters represents charges associated with certain digital services taxes ("DST") related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 13. Contingencies, to our consolidated financial statements.
(7) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$687,149	$695,050	$1,389,275	$1,408,683
Cost of revenue, excluding technology costs	296,354	293,340	601,825	586,050
Technology costs	172,494	199,050	347,801	400,634
Selling, general and administrative	129,167	153,938	259,120	284,082
Operating income	89,134	48,722	180,529	137,917
Interest expense, net	(111,244)	(116,428)	(221,034)	(228,309)
Loss on extinguishment of debt	(85,182)	—	(85,182)	(37,994)
Equity method income	738	469	1,403	1,429
Other, net	(3,202)	3,426	(497)	(536)
Loss from continuing operations before income taxes	(109,756)	(63,811)	(124,781)	(127,493)
Provision for income taxes	91,262	5,920	79,614	9,328
Loss from continuing operations	$(201,018)	$(69,731)	$(204,395)	$(136,821)

Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Revenue	$687,149	$695,050	$(7,901)	(1)%
Revenue decreased $8 million, or 1%, for the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to:
•a $5 million, or 1% decrease in transaction-based distribution revenue primarily due to a 1% decrease in direct billable bookings to 90 million; and
•a $3 million, or 2% decrease in IT solutions revenue driven by an $8 million decrease due to the impact of de-migrations from carriers who de-migrated prior to 2024. We expect revenue growth for IT solutions beginning in the third quarter of 2025 following the anniversary of the impact of these de-migrations on our revenue. This decrease was partially offset by a $3 million increase in license fee revenue and a $2 million increase in volume growth.
Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$296,354	$293,340	$3,014	1%

Cost of revenue, excluding technology costs, increased $3 million, or 1% for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to a $3 million increase in incentive consideration primarily due to an increase in rates and transaction mix.
Technology Costs

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Technology costs	$172,494	$199,050	$(26,556)	(13)%
Technology costs decreased $27 million, or 13%, for the three months ended June 30, 2025 compared to the same period in the prior year. The decrease was driven by a $21 million decrease in labor and professional services primarily due to the cost reduction plan we implemented in prior periods and a $6 million decrease in hosting costs due to cost savings related to our cloud migrations.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Selling, general and administrative	$129,167	$153,938	$(24,771)	(16)%
Selling, general and administrative expenses decreased $25 million, or 16%, for the three months ended June 30, 2025 compared to the same period in the prior year due to a $12 million decrease in tax litigation reserves as a result of final settlement, a $6 million decrease in digital services tax as a result of enacted legislation in Canada in the prior year, which was retroactive to 2022, a $3 million decrease due to savings related to our cloud migration, and a $2 million decrease in labor and professional services driven by the cost reduction plan we implemented in prior periods.
Interest expense, net

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$(111,244)	$(116,428)	$5,184	(4)%

Interest expense decreased $5 million, or 4%, during the three months ended June 30, 2025 compared to the same period in the prior year primarily due to lower interest incurred in connection with our debt. See Note 7. Debt for further details.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $85 million during the three months ended June 30, 2025 as a result of the refinancing activity that occurred in the second quarter of 2025. See Note 7. Debt for further details.
Other, net

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$(3,202)	$3,426	$(6,628)	(193)%
Other, net decreased $7 million for the three months ended June 30, 2025 compared to the same period in the prior year primarily due to a fair value loss from our investments in securities of $5 million recognized in the prior year period, and other non-operating gains recognized in the prior period of $1 million. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Provision for income taxes	$91,262	$5,920	$85,342	1,442%

For the three months ended June 30, 2025, we recognized $91 million of income tax expense for continuing operations, compared to an income tax expense of $6 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is impacted by an increase in the valuation allowance due primarily to interest expense limitations, offset by loss utilization. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Revenue	$1,389,275	$1,408,683	$(19,408)	(1)%
Revenue decreased $19 million, or 1%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to:
•an $8 million, or 1%, decrease in transaction-based distribution revenue primarily due to a 2% decrease in direct billable bookings to 187 million, partially offset by favorable rate impacts; and
•an $11 million, or 4%, decrease in IT solutions revenue driven by a $15 million decrease due to the impact of de-migrations from carriers who de-migrated prior to 2024. We expect revenue growth for IT solutions beginning in the third quarter of 2025 following the anniversary of the impact of these de-migrations on our revenue. This decrease was partially offset by a $3 million increase in volume growth and a $1 million increase in license fee revenue.
Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$601,825	$586,050	$15,775	3%
Cost of revenue, excluding technology costs, increased $16 million, or 3%, for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to a $16 million increase in incentive consideration due to an increase in rates and transaction mix.
Technology Costs

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Technology costs	$347,801	$400,634	$(52,833)	(13)%

Technology costs decreased $53 million, or 13%, for the six months ended June 30, 2025 compared to the same period in the prior year due to a $34 million decrease in labor and professional services primarily due to the cost reduction plan we implemented in prior periods, a $15 million decrease in hosting costs due to cost savings related to our cloud migrations, and a $3 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Selling, general and administrative	$259,120	$284,082	$(24,962)	(9)%

Selling, general and administrative expenses decreased $25 million, or 9%, for the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a $12 million decrease in tax litigation reserves as a result of final settlement, a $7 million decrease due to savings related to our cloud migration, a $6 million decrease in digital services tax as a result of enacted legislation in Canada in the prior year, which was retroactive to 2022, a $4 million decrease in the provision for credit losses, a $7 million decrease primarily due to a sales tax refund in 2025 related to prior tax periods, and a $2 million decrease in other ongoing business expenses. These decreases were partially offset by an $11 million increase in labor and professional services to support our growth initiatives.

Interest expense, net

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$(221,034)	$(228,309)	$7,275	(3)%
Interest expense decreased $7 million, or 3% during the six months ended June 30, 2025 compared to the same period in the prior year primarily due to lower interest incurred in connection with our debt. See Note 7. Debt for further details regarding these debt transactions.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $85 million during the six months ended June 30, 2025 as a result of the refinancing activity that occurred in the second quarter of 2025. We recognized a loss on extinguishment of debt of $38 million during the six months ended June 30, 2024, as a result of the refinancing activity that occurred in the first quarter of 2024. See Note 7. Debt for further details.
Other, net

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$(497)	$(536)	$39	7%
Other, net remained flat for the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a gain on the sale of assets of $5 million recognized in the current year period, offset by a $3 million decrease due to realized and unrealized foreign currency exchange losses in the current period, a $1 million decrease due to other non-operating gains recognized in the prior year and a fair value loss from our investments in securities of $1 million recognized in the prior year period. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	Change

	(Amounts in thousands)
Provision for income taxes	$79,614	$9,328	$70,286	753%

For the six months ended June 30, 2025, we recognized $80 million of income tax expense for continuing operations, compared to an income tax expense of $9 million for the six months ended June 30, 2024. The effective tax rate decreased for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to an increase in valuation allowance recorded in the current period and various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2025 and December 31, 2024, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$426,118	$724,479
Outstanding balance under the AR Facility(1)	97,300	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	11,748	12,535
Available under the bilateral letter of credit facility	8,252	7,465
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of June 30, 2025, we had $97 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2025 and December 31, 2024. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
In 2024 and 2025, we refinanced and extended the maturity on portions of our debt, which negatively impacted our results due to increasing interest rates and negatively impacted our liquidity due to our utilizing cash from our balance sheet. In the second quarter of 2023, we began implementing a cost reduction plan designed to reposition our business to the current environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We will continue to monitor our liquidity levels and take additional steps should we determine they are necessary.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2025 pro forma free cash flow to range from approximately $100 million to approximately $140 million, which we expect to be impacted by normal seasonality on a quarterly basis. Pro forma free cash flow is calculated to give effect to the sale of the Hospitality Solutions business and we have removed the impact of the $227 million payment-in-kind interest that was recorded in conjunction with the refinancing activity in the second quarter of 2025, from pro forma Free Cash Flow.
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

While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2024 based on our operating and non-operating results pursuant to the provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of net operating loss (“NOL”) carryforwards and requires companies to capitalize and amortize research and development costs. On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements, so while we had forecasted to be a U.S. federal cash taxpayer in 2025, we expect certain provisions of OBBBA to provide a U.S. federal cash tax benefit for 2025. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. As DSTs are proposed, enacted or changed in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.
Capital Resources
As of June 30, 2025, our outstanding debt totaled $5.0 billion, which is net of debt issuance costs and unamortized discounts of $125 million. Currently approximately 32% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations." From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2024, which has increased through the second quarter of 2025, in response to the geopolitical conflict, changes in the rate of inflation, uncertainty regarding the path of U.S. monetary policy, and more recently tariff-related policy. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 Term Loan Agreement, as defined below, provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the Senior Secured Term Loan Due 2028. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"), the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). As of June 30, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement and the Securitization Facility (as defined below).
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2023, we were not required to make an excess cash flow payment in 2024, and no excess cash flow payment is required in 2025 with respect to our results for the year ended December 31, 2024. We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement. Following the closing of the Hospitality Solutions Sale, we used the net proceeds primarily to repay a portion of our outstanding indebtedness under our 2021 Term Loan B-2 in the amount of $157 million, 2022 Term Loan B-1 in the amount of $164 million, 2022 Term Loan B-2 in the amount of $178 million, and 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement. In addition, receivables related to the Hospitality Solutions business were removed from the Securitization Facility on July 3, 2025, and we repaid $23 million of the outstanding balance on our Securitization Facility.

Recent Events Impacting Our Liquidity and Capital Resources
Senior Secured Credit Facilities
On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under the Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of June 30, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Senior Secured Notes
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under an intercompany loan agreement with Sabre Financial Borrower, LLC, which applied such amounts toward full prepayment of Sabre Financial Borrower, LLC’s Senior Secured Term Loan due 2028; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in creditor fees, $34 million in accrued and unpaid interest, and $27 million in new note issuance costs. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the six months ended June 30, 2025 of approximately $85 million. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of our 8.625% senior secured notes due 2027 (the “June 2027 Notes”) and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of 9.250% senior secured notes due 2025 (the “April 2025 Notes”) and approximately $4 million of our 7.375% senior secured notes due 2025 (the “September 2025 Notes”) (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represent a debt modification and therefore, expensed $11 million of debt modification costs in Other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.

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
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of June 30, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of June 30, 2025, we had $217 million outstanding under the Securitization Facility, consisting of $97 million under the AR Facility and $120 million outstanding under the FILO Facility.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. During the six months ended June 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”

Cash Flows

	Six Months Ended June 30,
	2025	2024

	(Amounts in thousands)
Cash used in operating activities	$(281,841)	$(29,856)
Cash used in investing activities	(30,083)	(45,850)
Cash provided by financing activities	34,500	54,124
Cash used in discontinued operations	(24,404)	(12,347)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,453	(1,663)
Decrease in cash, cash equivalents and restricted cash	$(298,375)	$(35,592)
Operating Activities
Cash used in operating activities totaled $282 million for the six months ended June 30, 2025. The $252 million decrease in operating cash flow from the same period in the prior year was primarily due to payments of previously paid-in-kind interest and currently accrued interest of $227 million in connection with refinancing our Senior Secured Term Loan Due 2028, a $9 million increase in interest payments in connection with our other debt, a decrease in revenue from a decline in volume and impacts of customer de-migrations and a contribution of $12 million to our defined benefit pension plan.
Investing Activities
For the six months ended June 30, 2025, we used $39 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $9 million.
For the six months ended June 30, 2024, we used $46 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems.
Financing Activities
For the six months ended June 30, 2025, financing activities provided $35 million. Significant highlights of our financing activities include:
•proceeds of $1.325 billion from the issuance of the July 2030 Notes;
•payments of $700 million on our Senior Secured Term Loan Due 2028, $325 million on our June 2027 Notes, $183 million on our 2025 Exchangeable Notes, $10 million on our April 2025 Notes, and $6 million on our 2021 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2;
•payment of $71 million for debt discount and issuance costs;
•net proceeds of $15 million on borrowings on our AR Facility; and
•net payments of $10 million from the settlement of employee stock awards.
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
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, and in our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025.
We had no off balance sheet arrangements during the six months ended June 30, 2025 and year ended December 31, 2024.

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
Our revenue is largely tied to travel suppliers’ transaction volumes rather than to their unit pricing for an airplane ticket, hotel room or other travel products. This revenue is generally not contractually committed to recur annually under our agreements with our travel suppliers. As a result, our revenue is highly dependent on the global travel industry, particularly air travel from which we derive a substantial amount of our revenue, and correlates with global travel, tourism and transportation transaction volumes. Our revenue is therefore highly susceptible to declines in or disruptions to leisure and business travel that may be caused by factors entirely out of our control, and therefore may not recur if these declines or disruptions occur.
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
Adapting to new technological and marketplace developments has required, and may continue to require, substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We have in the past experienced, and may in the future experience, difficulties that could delay or prevent the successful development, marketing and implementation of platforms, enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-

effective manner. For example, we must constantly update our products with new capabilities, such as New Distribution Capability, to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Our industry is marked by rapid technological developments and innovations, such as the use of artificial intelligence ("AI"), and evolving industry standards, best practices, and related regulations. See “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.” Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.
Our business is exposed to pricing pressure from travel suppliers.
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new GDS agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our business as a marketplace due to our more limited content.
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
Furthermore, supplier consolidation, particularly in the airline industry, could harm our business. Our business depends on a relatively small number of airlines for a substantial portion of its revenue, and all of our businesses are highly dependent on airline ticket volumes. Consolidation among airlines could result in the loss of an existing customer and the related fee revenue, decreased airline ticket volumes due to capacity restrictions implemented concurrently with the consolidation, and increased airline concentration and bargaining power to negotiate lower transaction fees. See “—Our business is exposed to pricing pressure from travel suppliers.”
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
In our business, the implementation of software solutions often involves a significant commitment of resources and is subject to a number of significant risks over which we may or may not have control. These risks include:
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
Our business depends on relationships with travel buyers.
Our business relies on relationships with several large travel buyers, including travel management companies ("TMCs") and online travel agencies ("OTAs"), to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers also shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
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
Our business depends on maintaining and renewing contracts with our customers and other counterparties.
In connection with our business, we enter into contracts with travel buyers, travel suppliers and hotels. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. Similarly, our contracts with airline travel suppliers have a typical duration of three to seven years for larger airlines and one to three years for smaller airlines, and are generally subject to automatic renewal at the end of the term. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our business is exposed to pricing pressure from travel suppliers." Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
In addition, our failure to renew some or all of our agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing GDS or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.
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
Russian legislation and related regulations require activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities with no updates from or connection with systems abroad. This legislation and these regulations have prohibited us from providing these services in Russia, which has negatively impacted our revenue and results. Russia has also issued a decree establishing a process for the seizure of assets of U.S. companies and nationals in Russia, further limiting our ability to operate and provide services in Russia.
As noted, the regulations and sanctions described above, as well as other sanctions regimes, are complex. While we have a compliance program in place to help us address these items, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to fines, penalties and potential criminal violations. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as we intended, which we believe we have substantially addressed. In identifying these elements, we became aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, and the receipt of these payments may be in violation of U.K. sanctions. We have voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI), and we are currently cooperating with their review. If OFSI were to impose a penalty, we do not believe that it would have a material adverse impact on our financial condition or results of operation; however, there can be no assurance of the outcome of the matter.
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
For example, during the third quarter of 2025, we sold our Hospitality Solutions business. See “Recent Developments Affecting our Results of Operations— Sale of Hospitality Solutions Business.” We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the sale of the Hospitality Solutions business, including any expected optimization of our core business, long-term growth, improvements in our capital structure, future debt refinancings, and other business opportunities that may be facilitated by the sale of the Hospitality Solutions business. In addition, these benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the sale of the Hospitality Solutions business will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the sale of the Hospitality Solutions business or effectively utilize the proceeds from the sale could have an adverse impact our business, financial condition and results of operations.
In connection with the sale of the Hospitality Solutions business, we and the Buyer have entered into certain agreements, including a transition services agreement, providing for the performance of certain services by us for the benefit of the Buyer for a period of time after the sale. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for certain losses incurred by the Buyer. In addition, during the transition services period, our management and employees may be required to divert their attention away from our business to provide services to the Buyer, which could adversely impact our business. Further, as a result of these transition services, our counterparty will have managed access to certain of our information technology systems during the transition services period, as well as shared information technology infrastructure. Any disruption, degradation, destruction or manipulation of our information technology systems as a result of this access following the sale, whether accidental or intentional, may cause cybersecurity, data protection, or privacy incidents or failures, which could in turn interrupt or adversely impact our operations. See “—Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.” and “—Security incidents expose us to liability and could damage our reputation and our business.”
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
Our business utilizes third-party distributor partners and equity method investments to extend our GDS services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since, in many cases, we do not exercise full management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our GDS services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our equity method investments.

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
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. We could face significant additional cost or business disruption if: (1) Any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, we have previously experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers, and such outages may occur in the future. This outage, which affected our business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated. (2) Our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis.
Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed currently allocated system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions and have in the past and could in the future lead to higher costs. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our GDS and the services that our business provides. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute changes for the purpose of enhancing our products or achieving other technological objectives. System interruptions prevent us from efficiently providing services to customers or other third parties, and have in the past and could in the future cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our GDS (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
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
As an example, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits and related fees, costs and expenses, or regulatory inquiries in the future that could result in a material adverse effect. For example, we are subject to a lawsuit seeking class certification filed against us in the United States District Court for the Northern District of Texas. The complaint generally asserts negligence and other claims based on this cybersecurity incident, and, in addition to monetary damages, the plaintiffs are also seeking declaratory and injunctive relief. We intend to vigorously defend against these claims. See “—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
We have a significant amount of indebtedness. As of June 30, 2025, we had $5.0 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of June 30, 2025 contained goodwill and intangible assets, net totaling $2.7 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2025, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, such as the OBBBA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources"), statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impact these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the six months ended June 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.150†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2025 Omnibus Incentive Compensation Plan
10.151†*	Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2025 Omnibus Incentive Compensation Plan
10.152
Indenture, dated as of June 4, 2025, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

10.153
Form of 11.125% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

10.154
Pledge and Security Agreement, dated as of June 4, 2025, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

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

SABRE CORPORATION
(Registrant)
Date:	August 7, 2025	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)