Form 10-Q
period 2025-09-30
Sabre Corp
filed 2025-11-05
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 30, 2025, 394,884,884 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$715,183	$691,300	$2,104,458	$2,099,983
Cost of revenue, excluding technology costs	313,074	294,656	914,899	880,706
Technology costs	168,009	189,417	515,810	590,051
Selling, general and administrative	140,475	149,386	399,595	433,468
Operating income	93,625	57,841	274,154	195,758
Other expense:
Interest expense, net	(111,312)	(113,126)	(332,346)	(341,435)
Loss on extinguishment of debt	—	—	(85,182)	(37,994)
Equity method income	377	430	1,780	1,859
Other, net	6,929	(327)	6,432	(863)
Total other expense, net	(104,006)	(113,023)	(409,316)	(378,433)
Loss from continuing operations before income taxes	(10,381)	(55,182)	(135,162)	(182,675)
(Benefit) provision for income taxes	(58,546)	7,236	21,068	16,564
Income (loss) from continuing operations	48,165	(62,418)	(156,230)	(199,239)
Income (loss) from discontinued operations, net of tax	800,313	(715)	783,725	(4,484)
Net income (loss)	848,478	(63,133)	627,495	(203,723)
Net (loss) income attributable to noncontrolling interests	(266)	(315)	(221)	338
Income (loss) attributable to common stockholders	$848,744	$(62,818)	$627,716	$(204,061)

Basic net (loss) income per share attributable to common stockholders:
Income (loss) from continuing operations	$0.12	$(0.16)	$(0.40)	$(0.52)
Income (loss) from discontinued operations	2.03	—	2.01	(0.01)
Net income (loss) per common share	$2.15	$(0.16)	$1.61	$(0.53)
Diluted net (loss) income per share attributable to common stockholders:
Income (loss) from continuing operations	$0.12	$(0.16)	$(0.40)	$(0.52)
Income (loss) from discontinued operations	1.86	—	2.01	(0.01)
Net income (loss) per common share	$1.98	$(0.16)	$1.61	$(0.53)
Weighted-average common shares outstanding:
Basic	394,580	385,729	390,616	383,013
Diluted	429,253	385,729	390,616	383,013
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$848,478	$(63,133)	$627,495	$(203,723)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ("CTA")	(5,170)	3,989	1,055	3,453
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of nil in all periods	80	(24)	(3,258)	(24)
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(1,074)	(1,074)
Amortization of actuarial losses, net of taxes of nil in all periods	730	703	2,191	2,109
Net change in retirement-related benefit plans, net of tax	452	321	(2,141)	1,011
Derivatives:
Unrealized gains (losses), net of taxes of nil in all periods	38	(6,733)	27	2,600
Reclassification adjustment for realized losses (gains), net of taxes of nil in all periods	144	(2,133)	438	(6,178)
Net change in derivatives, net of tax	182	(8,866)	465	(3,578)
Share of other comprehensive loss of equity method investments	(138)	108	(109)	(297)
Other comprehensive income	(4,674)	(4,448)	(730)	589
Comprehensive income (loss)	843,804	(67,581)	626,765	(203,134)
Less: Comprehensive loss (income) attributable to noncontrolling interests	266	315	221	(338)
Comprehensive income (loss) attributable to Sabre Corporation	$844,070	$(67,266)	$626,986	$(203,472)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$661,722	$724,479
Restricted cash	21,025	21,039
Accounts receivable, net of allowance for credit losses of $21,167 and $23,557	380,093	286,601
Prepaid expenses and other current assets	94,559	76,518
Discontinued operations	—	54,581
Total current assets	1,157,399	1,163,218
Property and equipment, net of accumulated depreciation of $1,708,930 and $1,696,135	248,929	233,785
Equity method investments	22,394	22,470
Goodwill	2,384,029	2,383,380
Acquired customer relationships, net of accumulated amortization of $792,082 and $777,926	163,997	177,874
Other intangible assets, net of accumulated amortization of $592,402 and $582,725	128,663	137,411
Deferred income taxes	7,043	8,113
Other assets, net	260,548	272,876
Discontinued operations	—	235,802
Total assets	$4,373,002	$4,634,929

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$219,228	$242,992
Accrued compensation and related benefits	58,974	105,533
Accrued subscriber incentives	290,089	265,065
Deferred revenues	55,404	60,200
Other accrued liabilities	241,555	186,563
Current portion of debt	152,990	230,214
Discontinued operations	—	51,207
Total current liabilities	1,018,240	1,141,774
Deferred income taxes	40,556	30,120
Other noncurrent liabilities	190,437	204,041
Long-term debt	4,063,277	4,834,776
Discontinued operations	—	15,989
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11,300	12,928
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 427,178 and 414,754 shares issued, 394,879 and 385,932 shares outstanding at September 30, 2025 and December 31, 2024, respectively	4,272	4,147
Additional paid-in capital	3,340,222	3,304,466
Treasury Stock, at cost, 32,299 and 28,822 shares at September 30, 2025 and December 31, 2024, respectively	(537,089)	(526,789)
Accumulated deficit	(3,699,436)	(4,327,152)
Accumulated other comprehensive loss	(74,477)	(73,747)
Noncontrolling interest	15,700	14,376
Total stockholders’ deficit	(950,808)	(1,604,699)
Total liabilities and stockholders’ deficit	$4,373,002	$4,634,929

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$627,495	$(203,723)
Adjustments to reconcile net income (loss) to cash used in operating activities:
(Income) loss from discontinued operations	(783,725)	4,484
Payment of previously paid-in-kind interest	(199,938)	—
Loss on extinguishment of debt	85,182	37,994
Depreciation and amortization	77,983	82,955
Stock-based compensation expense	34,772	36,620
Paid-in-kind interest	28,327	89,877
Amortization of upfront incentive consideration	28,299	25,744
Amortization of debt discount and issuance costs	21,206	19,355
Deferred income taxes	6,736	(5,417)
Gain on sale of assets	(5,191)	—
Provision for expected credit losses	3,302	3,074
Other	(5,302)	1,533
Dividends received from equity method investments	1,103	1,833
Gain on investment fair value adjustment	—	(3,234)
Changes in operating assets and liabilities:
Accounts and other receivables	(139,093)	(55,693)
Prepaid expenses and other current assets	19,674	(1,133)
Capitalized implementation costs	(7,059)	(10,188)
Upfront incentive consideration	(15,681)	(9,027)
Other assets	(3,045)	(12,403)
Accrued compensation and related benefits	(61,497)	(31,182)
Accounts payable and other accrued liabilities	58,193	59,161
Deferred revenue including upfront solution fees	(19,896)	(36,093)
Cash used in operating activities	(248,155)	(5,463)
Investing Activities
Additions to property and equipment	(59,419)	(64,841)
Proceeds from sale of assets	9,267	—
Other investing activities	(200)	(300)
Proceeds from sale of investment in securities	—	54,834
Cash used in investing activities	(50,352)	(10,307)
Financing Activities
Payments on borrowings from lenders	(2,048,415)	(194,716)
Proceeds on borrowings from lenders	1,325,000	200,090
Payments on borrowings under Securitization Facility	(112,750)	(58,300)
Proceeds from borrowings under Securitization Facility	108,950	155,600
Debt prepayment fees and issuance costs	(71,519)	(50,020)
Net payment on the settlement of equity-based awards	(10,302)	(6,605)
Net Receipts on Behalf under TSA	4,628	—
Cash (used in) provided by financing activities	(804,408)	46,049
Cash Flows from Discontinued Operations
Cash used in operating activities	(19,139)	(6,687)
Cash provided by (used in) investing activities	1,054,898	(3,211)
Cash provided by (used in) discontinued operations	1,035,759	(9,898)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,385	176
(Decrease) increase in cash, cash equivalents and restricted cash	(62,771)	20,557
Cash, cash equivalents and restricted cash at beginning of period	745,518	669,244
Cash, cash equivalents and restricted cash at end of period	$682,747	$689,801
Non-cash additions to property and equipment for continuing operations	$254	$—
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)
Comprehensive loss	—	—	—	—	—	(256,364)	5,515	400	(250,449)
Settlement of stock-based awards	9,383,719	94	(1)	2,547,751	(7,529)	—	—	—	(7,436)
Stock-based compensation expense	—	—	12,593	—	—	—	—	—	12,593
Balance at June 30, 2025	426,602,530	$4,266	$3,330,719	32,104,635	$(536,762)	$(4,548,181)	$(69,803)	$15,451	$(1,804,310)
Comprehensive loss	—	—	—	—	—	848,744	(4,674)	249	844,319
Settlement of stock-based awards	575,948	6	—	194,436	(327)	—	—	—	(321)
Stock-based compensation expense	—	—	9,243	—	—	—	—	—	9,243
Other	—	—	260	—	—	1	—	—	261
Balance at September 30, 2025	427,178,478	$4,272	$3,340,222	32,299,071	$(537,089)	$(3,699,436)	$(74,477)	$15,700	$(950,808)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	405,914,663	$4,059	$3,249,901	26,345,684	$(520,124)	$(4,048,393)	$(73,922)	$12,660	$(1,375,819)
Comprehensive loss	—	—	—	—	—	(71,483)	4,206	923	(66,354)
Settlement of stock-based awards	3,062,998	31	(1)	1,021,755	(2,078)	—	—	—	(2,048)
Stock-based compensation expense	—	—	13,905	—	—	—	—	—	13,905
Balance at March 31, 2024	408,977,661	$4,090	$3,263,805	27,367,439	$(522,202)	$(4,119,876)	$(69,716)	$13,583	$(1,430,316)
Comprehensive loss	—	—	—	—	—	(69,760)	833	691	(68,236)
Settlement of stock-based awards	5,427,133	54	(3)	1,374,482	(4,322)	—	—	—	(4,271)
Stock-based compensation expense	—	—	12,230	—	—	—	—	—	12,230
Other	—	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	414,404,794	$4,144	$3,276,032	28,741,921	$(526,524)	$(4,189,636)	$(68,885)	$14,274	$(1,490,595)
Comprehensive loss	—	—	—	—	—	(62,818)	(4,448)	92	(67,174)
Settlement of stock-based awards	232,390	2	—	63,959	(201)	—	—	—	(199)
Stock-based compensation expense	—	—	14,641	—	—	—	—	—	14,641
Balance at September 30, 2024	414,637,184	$4,146	$3,290,673	28,805,880	$(526,725)	$(4,252,454)	$(73,333)	$14,366	$(1,543,327)
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
Recent Events—On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”), an unrelated party, pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the sale (the “Hospitality Solutions Sale”). The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheets as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. See Note 3. Discontinued Operations and Dispositions for further details.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued updated guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements primarily related to the rate reconciliation and income taxes paid information. The updated standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The updated standard can be applied on a prospective basis, although retrospective application to all periods presented is permitted. We plan to adopt the guidance on a prospective basis. We have substantially evaluated the impact of adopting this standard and expect additional disclosures to be provided as required, including (1) disclosing specific categories in the effective tax rate reconciliation and (2) providing additional information for reconciling items that meet or exceed a quantitative threshold. Additionally, we will disclose information about income taxes paid on an annual basis by jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid.
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
In September 2025, the FASB issued guidance regarding intangibles—goodwill and other—internal-use software, which updates the accounting and disclosures for software costs. The standard is effective for public companies for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and related disclosures.
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
The following table presents our assets and liabilities with customers as of September 30, 2025 and December 31, 2024 (in thousands).

Account	Consolidated Balance Sheet Location	September 30, 2025	December 31, 2024
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$18,247	$28,112
Trade and unbilled receivables, net	Accounts receivable, net	377,222	282,173
Long-term trade unbilled receivables, net	Other assets, net	19,278	20,531
Contract liabilities	Deferred revenues / other noncurrent liabilities	96,855	107,867
______________________
(1) Includes contract assets of $4 million and $8 million for September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, we recognized revenue of approximately $21 million from contract liabilities that existed as of January 1, 2025. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 6. Credit Losses.
Revenue
The following table presents our disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distribution	$575,308	$550,996	$1,690,189	$1,673,848
IT Solutions	139,875	140,304	414,269	426,135
Total Sabre Revenue	$715,183	$691,300	$2,104,458	$2,099,983
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2025, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is immaterial.

Our air booking cancellation reserve totaled $14 million and $11 million as of September 30, 2025, and December 31, 2024, respectively.
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
3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with the Buyer pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $965 million, net. Cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. We recognized a pre-tax gain on sale of $821 million (after-tax $723 million) in the third quarter of 2025, which is recorded in Other, net, within discontinued operations in our consolidated statements of operations during the three and nine months ended September 30, 2025. The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheets as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. Interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale as well as the related loss on extinguishment of debt is classified as discontinued operations within our results of operations in all periods presented. See Note 7. Debt for further details.
In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements ("TSA") with the Buyer, under which we will provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Amounts due for transition services provided to the Hospitality Solutions business under the TSA, net of direct and incremental costs to provide the services, are recorded to Other, net, within continuing operations in our consolidated statements of operations during the three and nine months ended September 30, 2025 and presented within the operating activities section of the statement of cash flows. Service charges under the TSA were approximately $20 million for the three and nine months ended September 30, 2025 and cash receipts related to the TSA charges were approximately $13 million for the three and nine months ended September 30, 2025. Under the TSA, we also collect funds and make payments on behalf of Hospitality Solutions. These net receipts or payments are presented as Net Receipts (Payments) on Behalf under TSA within the financing activities section of the statement of cash flows.
Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our global distribution system ("GDS") for bookings which generates revenue for us. Consideration received under these revenue agreements has been assessed and determined to be at fair value. Revenue earned and cash received since the closing of the Hospitality Solutions Sale related to these agreements was approximately $11 million and $3 million, respectively for both the three and nine months ended September 30, 2025. Historically, Travel Solutions recognized inter-segment revenue for bookings generated by our Hospitality Solutions business. Revenue that was previously eliminated but is now in our results of continuing operations was immaterial for the three months ended September 30, 2025 and $11 million for the three months ended September 30, 2024, and totaled $35 million and $31 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,106	$83,998	$174,317	$246,054
Cost of revenue, excluding technology costs	513	38,184	83,923	115,321
Technology costs	—	21,867	41,991	62,792
Selling, general and administrative	—	11,659	26,986	34,631
Operating income	1,593	12,288	21,417	33,310
Other expense:
Interest expense, net	(2,732)	(14,545)	(42,070)	(40,276)
Loss on extinguishment of debt	(13,519)	—	(13,519)	—
Other, net	821,330	1,207	825,019	516
Total other expense, net	805,079	(13,338)	769,430	(39,760)
Income (loss) from discontinuing operations before income taxes	806,672	(1,050)	790,847	(6,450)
Provision (benefit) for income taxes(1)	6,359	(335)	7,122	(1,966)
Net income (loss) from discontinued operations	$800,313	$(715)	$783,725	$(4,484)
______________________

(1) We used an intra-period tax allocation to allocate the provision for income taxes for all periods presented between continuing operations and discontinued operations.

The following table presents the major classes of assets and liabilities from discontinued operations at December 31, 2024 related to the Hospitality Solutions business (in thousands):

December 31, 2024
Assets:
Accounts receivable, net	$53,377
Prepaid expenses and other current assets	1,204
Current assets	54,581
Property and equipment, net of accumulated depreciation	14,614
Goodwill and intangibles	192,156
Other assets, net	29,032
Long-term assets	235,802
Total assets	$290,383
Liabilities:
Accounts payable	$20,687
Other accrued liabilities and accrued compensation	18,609
Deferred revenues	11,911
Current liabilities	51,207
Other noncurrent liabilities and deferred income taxes	15,989
Long-term liabilities	15,989
Total liabilities	$67,196
The following table presents selected financial information related to cash flows from discontinued operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(19,139)	$(6,687)
Cash provided by (used in) investing activities	1,054,898	(3,211)
Cash provided by (used in) discontinued operations	$1,035,759	$(9,898)
Non-cash additions to property and equipment	$4,657	$—

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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of September 30, 2025 and 2024, the redeemable noncontrolling interest was $11 million and $13 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$12,928	$14,375
Net loss attributable to redeemable noncontrolling interest	(1,628)	(1,098)
Redeemable noncontrolling interest, end of period	$11,300	$13,277
5. Income Taxes

    For the nine months ended September 30, 2025, we recognized $21 million of income tax expense for continuing operations, compared to an income tax expense of $17 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is impacted by a decrease in the valuation allowance due primarily to interest expense limitations, offset by loss utilization. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2025 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$23,557
Provision for expected credit losses	3,302
Write-offs	(5,696)
Other	4
Balance at September 30, 2025	$21,167

7. Debt
As of September 30, 2025 and December 31, 2024, our outstanding debt included in our consolidated balance sheets totaled $4,216 million and $5,065 million, respectively, which are net of debt issuance costs of $46 million and $56 million, respectively, and unamortized discounts of $60 million and $100 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2025 and December 31, 2024 (in thousands):

	Rate	Maturity	September 30, 2025	December 31, 2024
Senior secured credit facilities:
2021 Term Loan B-1	S(1) + 3.50%	December 2027	$311,830	$314,860
2021 Term Loan B-2	S(1) + 3.50%	December 2027	208,829	366,280
2022 Term Loan B-1	S(1) + 4.25%	June 2028	217,876	382,147
2022 Term Loan B-2	S(1) + 5.00%	June 2028	236,311	414,482
2024 Term Loan B-1	S(1) + 6.00%	November 2029	397,100	700,000
2024 Term Loan B-2	S(1) + 6.00%	November 2029	74,438	75,000
Senior Secured Term Loan Due 2028	RR(2) + 1.75%(3)	December 2028	—	871,611
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	78,400	82,200
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
9.25% senior secured notes due 2025(5)	9.25%	April 2025	—	10,416
4.00% senior exchangeable notes due 2025(5)	4.00%	April 2025	—	183,220
7.375% senior secured notes due 2025(6)	7.375%	September 2025	—	23,393
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	150,000
8.625% senior secured notes due 2027	8.625%	June 2027	331,783	656,783
11.25% senior secured notes due 2027	11.25%	December 2027	45,814	45,814
10.75% senior secured notes due 2029	10.75%	November 2029	824,714	824,714
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	—
Face value of total debt outstanding			4,322,095	5,220,920
Less current portion of debt outstanding			(154,790)	(230,704)
Face value of long-term debt outstanding			$4,167,305	$4,990,216
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) Represents the Reference Rate as defined below.
(3) At our election, if interest is paid in cash the spread was 0.25% per annum, and in the case of interest paid-in-kind the spread was 1.75%.
(4) In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.
(5)Repaid in full on April 15, 2025.
(6)Repaid in full on September 2, 2025.
We had outstanding letters of credit totaling $11 million and $13 million as of September 30, 2025 and December 31, 2024, respectively, which were secured by a $21 million cash collateral deposit account which is presented in restricted cash on our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The weighted average interest rate on our short-term borrowings, which include our 7.32% senior exchangeable notes due 2026 and the current portions of the 2021 Term Loan B-1 and 2024 Term Loan B-2, is 7.35% as of September 30, 2025.

Senior Secured Credit Facilities
Refinancing Transactions
On November 25, 2024, we entered into a third and fourth amendment (together, the “Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated as of February 19, 2013 (the "Amended and Restated Credit Agreement") pursuant to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit

Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of September 30, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Debt paydown related to the sale of Hospitality Solutions business
Following the closing of the Hospitality Solutions Sale on July 3, 2025, we used the net proceeds primarily to repay a portion of our outstanding indebtedness, including repayments under our (i) 2021 Term Loan B-2 in the amount of $158 million, (ii) 2022 Term Loan B-1 in the amount of $164 million, (iii) 2022 Term Loan B-2 in the amount of $178 million, and (iv) 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt during the nine months ended September 30, 2025 of approximately $14 million in discontinued operations within our results of operations, primarily consisting of unamortized debt issuance cost and discount associated with these prepayments. Interest expense associated with the principal indebtedness that was repaid is classified as discontinued operations within our results of operations in all periods presented.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of September 30, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
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
The interest on the Senior Secured Term Loan Due 2028 was payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest could have been payable-in-kind. The Senior Secured Term Loan Due 2028 bore interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor was 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling was 17.50% for cash interest and 19.00% for payable-in-kind interest. We elected interest to be payable-in-kind. Interest on the Senior Secured Term Loan Due 2028 was accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the Senior Secured Term Loan Due 2028 totaling $28 million during the six months ended June 30, 2025. We did not capitalize interest during the three months ended September 30, 2025 as we repaid all outstanding borrowings under the Senior Secured Term Loan Due 2028 on June 4, 2025 in conjunction with the June 2025 Refinancing.

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
The remaining April 2025 Notes and the September 2025 Notes matured, and were repaid in full in the second and third quarters of 2025, respectively.
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under the Pari Passu Loan Agreement with Sabre FB, which applied such amounts toward full prepayment of Sabre FB’s Senior Secured Term Loan due 2028; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in creditor fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the nine months ended September 30, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
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
On July 3, 2025, we repaid $23 million of the outstanding balance on our Securitization Facility due to the removal of receivables related to the Hospitality Solutions business.

The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of September 30, 2025, we had $198 million outstanding under the Securitization Facility, consisting of $78 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 4.00% as of September 30, 2025, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are $1 million as of September 30, 2025 and December 31, 2024, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of September 30, 2025, $351 million of Receivables are held as assets by Sabre Securitization, consisting of $343 million of accounts receivable and $8 million of other assets, net in our consolidated balance sheets.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of September 30, 2025, we were in compliance with the financial covenants of the Securitization Facility.
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
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the nine months ended September 30, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture" and, together with the 2025 Exchangeable Notes Indenture, the Exchangeable Notes Indentures). As of September 30, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2026 Exchangeable Notes Indenture), the holders of the 2026 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2026 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2026 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2025, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
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
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results from continuing operations. The effective interest rate at September 30, 2025 was 8.82% for the 2026 Exchangeable Notes. The effective interest rates at September 30, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively.
The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$—	$150,000	$183,220	$150,000
Less: Unamortized debt issuance costs	—	1,800	414	3,311
Net carrying value	$—	$148,200	$182,806	$146,689

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$—	$2,745	$1,832	$2,745	$2,138	$8,235	$6,797	$5,856
Amortization of issuance costs	—	515	346	471	414	1,511	1,266	993

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2025, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in Other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding during the nine months ended September 30, 2025 and 2024, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	3.88%	December 31, 2023	December 31, 2024
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.

In February 2023, we entered into a forward-starting interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the three and nine months ended September 30, 2025, we recognized an immaterial cash flow impact related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of September 30, 2025, we estimate that $2 million in losses will be reclassified from other comprehensive (loss) income to earnings over the next 12 months.

The estimated fair values of our derivatives designated as hedging instruments as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Derivative Assets
		Fair Value as of
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps	Other accrued liabilities	$(1,961)	$(1,593)
Interest rate swaps	Other noncurrent liabilities	—	(673)
Total		$(1,961)	$(2,266)

The effects of derivative instruments, net of taxes, on OCI for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$38	$(6,733)	$27	$2,600
Total	$38	$(6,733)	$27	$2,600

		Amount of Losses (Gains) Reclassified from Accumulated OCI into Income, Effective Portion
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate swaps	Interest expense, net	$144	$(2,133)	$438	$(6,178)
Total		$144	$(2,133)	$438	$(6,178)

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

Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. (“GBT”) for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. Unrealized losses recognized during the three and nine months ended September 30, 2024 from our investments in securities were not material.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value at Reporting Date Using
Assets:	September 30, 2025	Level 1	Level 2	Level 3
Money market funds	$392,887	$392,887	$—	$—
Time deposits	30,001	—	30,001	—
Investment in securities	517	517	—	—
Total assets	$423,405	$393,404	$30,001	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(1,961)	$—	$(1,961)	$—
Total liabilities	$(1,961)	$—	$(1,961)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2024	Level 1	Level 2	Level 3
Money market funds	$425,407	$425,407	$—	$—
Time deposits	78,595	—	78,595	—
Investment in securities	555	555	—	—
Total assets	$504,557	$425,962	$78,595	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,266)	$—	$(2,266)	$—
Total liabilities	$(2,266)	$—	$(2,266)	$—
______________________
(1) See Note 8. Derivatives for further detail.

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2025.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025, 2027, 2029 and 2030 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the Senior Secured Term Loan Due 2028 and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of September 30, 2025 and December 31, 2024.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025		As of December 31, 2024
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$279,018	$311,516	$303,643	$314,453
2021 Term Loan B-2	198,649	208,089	356,665	364,600
2022 Term Loan B-1	204,122	216,725	372,593	379,617
2022 Term Loan B-2	223,314	229,973	407,228	400,748
2024 Term Loan B-1	376,500	391,932	712,250	689,655
2024 Term Loan B-2	70,576	74,352	76,313	74,902
Senior Secured Term Loan Due 2028	—	—	906,020	853,788
9.25% senior secured notes due 2025	—	—	10,510	10,416
7.375% senior secured notes due 2025	—	—	23,081	23,393
4.00% senior exchangeable notes due 2025	—	—	181,322	183,220
7.32% senior exchangeable notes due 2026	151,717	150,000	172,500	150,000
8.625% senior secured notes due 2027	337,398	331,783	649,105	656,783
11.25% senior secured notes due 2027	47,666	45,377	49,400	45,253
10.75% senior secured notes due 2029	799,523	780,247	853,220	774,332
11.125% senior secured notes due 2030	1,288,079	1,325,000	—	—
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three and nine months ended September 30, 2025.
10. Accumulated Other Comprehensive Loss
As of September 30, 2025 and December 31, 2024, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2025	December 31, 2024
Defined benefit pension and other postretirement benefit plans	$(78,651)	$(76,510)
Unrealized foreign currency translation gain	9,252	8,196
Unrealized loss on interest rate swaps	(2,328)	(2,793)
Share of other comprehensive loss of equity method investments	(2,750)	(2,640)
Total accumulated other comprehensive loss, net of tax	$(74,477)	$(73,747)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in Other, net in the consolidated statements of operations. As of September 30, 2025, we have contributed $14 million to our defined benefit pension plan in 2025. Based on current assumptions, we expect to make additional contributions of up to $2 million in 2025 to our defined benefit pension plan. See Note 8. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
11. Stock and Stockholders' Equity
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the nine months ended September 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of September 30, 2025, we had $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash. See Note 7. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock.
12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$48,165	$(62,418)	$(156,230)	$(199,239)
Less: Net (loss) income attributable to noncontrolling interests	(266)	(315)	(221)	338
Net income (loss) from continuing operations available to common stockholders, basic	48,431	(62,103)	(156,009)	(199,577)
Add: Interest expense and amortization of debt discount and issuance costs for exchangeable notes, net of tax	2,526	—	—	—
Net income (loss) from continuing operations available to common stockholders, diluted	$50,957	$(62,103)	$(156,009)	$(199,577)
Denominator:
Basic weighted-average common shares outstanding	394,580	385,729	390,616	383,013
Add: Dilutive effect of stock options and restricted stock awards	1,340	—	—	—
Add: Dilutive effect of exchangeable notes	33,333	—	—	—
Diluted weighted-average common shares outstanding	429,253	385,729	390,616	383,013
Loss per share from continuing operations:
Basic	$0.12	$(0.16)	$(0.40)	$(0.52)
Diluted	$0.12	$(0.16)	$(0.40)	$(0.52)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 4 million of dilutive stock options and restricted stock awards for the nine months ended September 30, 2025, and 3 million and 2 million of dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2024, respectively, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 8 million and 1 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2025, and 1 million and 3 million of anti-dilutive common stock equivalents for the three and nine months ended September 30, 2024, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of each period and the 2026 Exchangeable Notes are assumed to be converted at the beginning of the 2025 period and at the issuance date of March 19, 2024 for the 2024 period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 42 million resulting common shares related to the Exchangeable Notes for the nine months ended September 30, 2025, and approximately 57 million resulting common shares related to the Exchangeable Notes for each of the three and nine months ended September 30, 2024, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the period.
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
In addition, Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in similar income tax litigation brought by the DIT. The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the ITAT. The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2005 through March 2016 and March 2018 through March 2021. Appeals for these assessment years are pending before the ITAT or the High Court, depending on the year.
If the DIT were to fully prevail on every claim against us, including SAPPL and other group companies, we could be subject to taxes, interest and penalties of approximately $25 million as of September 30, 2025. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe a negative outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of September 30, 2025, we do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results from continuing operations.

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
On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer") pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, an extensive suite of leading software solutions for hoteliers. On July 3, 2025, we closed the transaction (the “Hospitality Solutions Sale”), resulting in cash proceeds of $965 million, net, which was used primarily to repay our outstanding indebtedness. See "Liquidity and Capital Resources—Capital Resources." Cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheets as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. In addition to the purchase agreement described above, we entered into transition services agreements ("TSA") with the Buyer, under which we will provide transition services following closing to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close in return for compensation from the Buyer with respect to costs incurred. Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our GDS for bookings which generates revenue for us. See Note 3. Discontinued Operations and Dispositions for further details. All amounts reference results from continuing operations unless otherwise indicated.
Travel Industry and Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Recent industry air distribution volume growth has generally leveled off, which may continue into the future and could impact our rate of growth. In addition, we expect that the U.S. government shutdown will negatively impact our air distribution volumes for the fourth quarter of 2025. Passengers boarded for IT solutions has been negatively impacted by de-migrations from carriers who de-

migrated prior to 2024; however, beginning in the third quarter of 2025, following the anniversary of the impact of these de-migrations on our revenue, revenue for IT solutions has leveled-off relative to prior year amounts with modest growth expected for the remainder of 2025.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we are currently evaluating measures to enhance our financial position. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During 2023, 2024 and 2025, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense. Currently approximately 13% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations.”
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 12 years as of September 30, 2025 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Direct Billable Bookings - Air	80,542	78,648	2.4%	238,514	240,043	(0.6)%
Direct Billable Bookings - LGS	14,593	14,148	3.1%	43,275	42,192	2.6%
Distribution Total Direct Billable Bookings	95,135	92,796	2.5%	281,789	282,235	(0.2)%
IT Solutions Passengers Boarded	182,212	177,272	2.8%	519,391	514,104	1.0%
Definitions of Non-GAAP Financial Measures
We have included both financial measures compiled in accordance with GAAP and certain non-GAAP financial measures in this Quarterly Report on Form 10-Q, including Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow and ratios based on these financial measures.
We define Adjusted Net Loss as net income (loss) attributable to common stockholders adjusted for (income) loss from discontinued operations, net of tax, net (loss) income attributable to noncontrolling interests, acquisition-related amortization, restructuring and other costs, loss on extinguishment of debt, other, net, disposition-related costs, litigation costs, net, indirect tax matters, stock-based compensation, and the tax impact of adjustments.
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for depreciation and amortization of property and equipment, amortization of capitalized implementation costs, acquisition-related amortization, restructuring and other costs, interest expense, net, other, net, loss on extinguishment of debt, disposition-related costs, litigation costs, net, indirect tax matters, stock-based compensation and the provision for income taxes.
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

The following table sets forth the reconciliation of Net loss attributable to common stockholders to Adjusted Net Loss from continuing operations and Income (loss) from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$848,744	$(62,818)	$627,716	$(204,061)
(Income) loss from discontinued operations, net of tax	(800,313)	715	(783,725)	4,484
Net (loss) income attributable to noncontrolling interests(1)	(266)	(315)	(221)	338
Income (loss) from continuing operations	48,165	(62,418)	(156,230)	(199,239)
Adjustments:
Acquisition-related amortization(2a)	7,730	8,257	23,194	24,773
Restructuring and other costs(4)	3,815	(648)	3,815	9,791
Loss on extinguishment of debt	—	—	85,182	37,994
Other, net(3)	(6,929)	327	(6,432)	863
Disposition-related costs(5)	720	1,713	1,240	2,576
Litigation costs, net(6)	—	487	—	491
Indirect tax matters(7)	3,915	11,138	(4,036)	18,844
Stock-based compensation	11,170	13,256	34,772	36,620
Tax impact of adjustments(8)	(73,466)	9,020	8,578	20,935
Adjusted Net Loss from continuing operations	$(4,880)	$(18,868)	$(9,917)	$(46,352)
Adjusted Net Loss from continuing operations per share	$(0.01)	$(0.05)	$(0.03)	$(0.12)
Adjusted diluted weighted-average common shares outstanding(9)	394,580	385,729	390,616	383,013

Income (loss) from continuing operations	$48,165	$(62,418)	$(156,230)	$(199,239)
Adjustments:
Depreciation and amortization of property and equipment(2b)	16,484	16,772	46,099	48,713
Amortization of capitalized implementation costs(2c)	2,797	3,029	8,690	9,469
Acquisition-related amortization(2a)	7,730	8,257	23,194	24,773
Restructuring and other costs(4)	3,815	(648)	3,815	9,791
Interest expense, net	111,312	113,126	332,346	341,435
Other, net(3)	(6,929)	327	(6,432)	863
Loss on extinguishment of debt	—	—	85,182	37,994
Disposition-related costs(5)	720	1,713	1,240	2,576
Litigation costs, net(6)	—	487	—	491
Indirect tax matters(7)	3,915	11,138	(4,036)	18,844
Stock-based compensation	11,170	13,256	34,772	36,620
Provision for income taxes	(58,546)	7,236	21,068	16,564
Adjusted EBITDA	$140,633	$112,275	$389,708	$348,894
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash used in operating activities, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(248,155)	$(5,463)
Cash used in investing activities	(50,352)	(10,307)
Cash (used in) provided by financing activities	(804,408)	46,049

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(248,155)	$(5,463)
Additions to property and equipment	(59,419)	(64,841)
Free Cash Flow	$(307,574)	$(70,304)
______________________________

(1) Net income (loss) attributable to noncontrolling interests represents an adjustment to include earnings allocated to noncontrolling interests held in (i) Sabre Travel Network Middle East of 40%, (ii) Sabre Seyahat Dagitim Sistemleri A.S. of 40%, (iii) Sabre Travel Network Lanka (Pte) Ltd of 40% through June 30, 2025, (iv) Sabre Bulgaria of 40%, and (v) FERMR Holdings Limited (the direct parent of Conferma Limited) of 19%.
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
(3) Other, net includes $10 million of TSA income, net, in the current year period, a gain on the sale of assets of $5 million recognized in the current year period and a fair value loss from our investments in securities of $3 million recognized in the prior year period. In addition, all periods presented include non-operating gains and losses as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Restructuring and other costs primarily represents charges related to the Hospitality Solutions Sale in the current year period and adjustments to charges associated with the cost reduction plan we began implementing in the second quarter of 2023, in the prior year period.
(5) Disposition-related costs represent fees and expenses incurred associated with disposition-related activities.
(6) Litigation costs, net represent charges associated with antitrust litigation.
(7) Indirect tax matters represents charges associated with certain digital services taxes ("DST") related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 13. Contingencies, to our consolidated financial statements.
(8) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
(9) The Adjusted diluted weighted-average common shares outstanding calculation excludes 1 million of dilutive stock options and restricted stock awards and approximately 33 million resulting common shares related to the Exchangeable Notes for the three months ended September 30, 2025, as their effect would be anti-dilutive given the net loss incurred in the period.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$715,183	$691,300	$2,104,458	$2,099,983
Cost of revenue, excluding technology costs	313,074	294,656	914,899	880,706
Technology costs	168,009	189,417	515,810	590,051
Selling, general and administrative	140,475	149,386	399,595	433,468
Operating income	93,625	57,841	274,154	195,758
Interest expense, net	(111,312)	(113,126)	(332,346)	(341,435)
Loss on extinguishment of debt	—	—	(85,182)	(37,994)
Equity method income	377	430	1,780	1,859
Other, net	6,929	(327)	6,432	(863)
Loss from continuing operations before income taxes	(10,381)	(55,182)	(135,162)	(182,675)
(Benefit) provision for income taxes	(58,546)	7,236	21,068	16,564
Income (loss) from continuing operations	$48,165	$(62,418)	$(156,230)	$(199,239)

Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Revenue	$715,183	$691,300	$23,883	3%
Revenue increased $24 million, or 3%, for the three months ended September 30, 2025 compared to the same period in the prior year, primarily due to:
•a $24 million, or 4% increase in distribution revenue driven by a $16 million increase in transaction-based revenue primarily due to a 3% increase in direct billable bookings to 95 million and favorable travel supplier mix and rate impacts as well as an $8 million increase in product-based revenue; and
•a $2 million increase in IT solutions revenue as a result of volume growth, offset by a $2 million decrease in license fee revenue recognized in the prior year.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$313,074	$294,656	$18,418	6%
Cost of revenue, excluding technology costs, increased $18 million, or 6% for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to a $19 million increase in incentive consideration primarily due to an increase in rates, transaction mix and volume.
Technology Costs

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Technology costs	$168,009	$189,417	$(21,408)	(11)%
Technology costs decreased $21 million, or 11%, for the three months ended September 30, 2025 compared to the same period in the prior year driven by a $20 million decrease in labor and professional services primarily due to a reduction in variable-based compensation and the cost reduction plan we implemented in prior periods.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Selling, general and administrative	$140,475	$149,386	$(8,911)	(6)%
Selling, general and administrative expenses decreased $9 million, or 6%, for the three months ended September 30, 2025 compared to the same period in the prior year due to an $11 million decrease in indirect taxes and a $5 million decrease in labor and professional services primarily due to a reduction in variable-based compensation, partially offset by a $5 million increase in the provision for credit losses primarily due to the reversal of bad debt expense in the prior period and a $2 million increase in other ongoing business expenses.
Interest expense, net

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$111,312	$113,126	$(1,814)	2%

Interest expense decreased $2 million, or 2%, during the three months ended September 30, 2025 compared to the same period in the prior year primarily due to lower principal balances as a result of the payoff of debt at maturity and lower interest incurred in connection with our debt. See Note 7. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in all periods presented.
Other, net

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$(6,929)	$327	$(7,256)	2,219%
Other, net decreased $7 million for the three months ended September 30, 2025 compared to the same period in the prior year primarily due to $10 million of TSA income, net, associated with the Hospitality Solutions disposition and a $1 million decrease in realized and unrealized foreign currency exchange losses in the current period, partially offset by a fair value gain from our investments in securities of $2 million recognized in the prior year period and a $3 million change in other non-operating expense from prior year. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(58,546)	$7,236	$(65,782)	(909)%

For the three months ended September 30, 2025, we recognized $59 million of income tax benefit for continuing operations, compared to an income tax expense of $7 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from the impact of changes in the valuation allowance, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Revenue	$2,104,458	$2,099,983	$4,475	—%
Revenue increased $4 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to:
•a $16 million, or 1%, increase in distribution revenue driven by a $22 million increase in product-based revenue, partially offset by a $6 million decrease in transaction-based revenue primarily due to a reduction in volume and unfavorable rate impacts; partially offset by
•a $12 million, or 3%, decrease in IT solutions revenue driven by a $15 million decrease due to the impact of de-migrations from carriers who de-migrated prior to 2024, partially offset by a $2 million increase in volume growth and a $1 million increase in license fee revenue.
Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$914,899	$880,706	$34,193	4%
Cost of revenue, excluding technology costs, increased $34 million, or 4%, for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to a $35 million increase in incentive consideration due to an increase in rates and transaction mix.
Technology Costs

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Technology costs	$515,810	$590,051	$(74,241)	(13)%

Technology costs decreased $74 million, or 13%, for the nine months ended September 30, 2025 compared to the same period in the prior year due to a $55 million decrease in labor and professional services primarily due to the cost reduction plan we implemented in prior periods and a reduction in variable-based compensation, a $16 million decrease in hosting costs due to cost savings related to our cloud migrations, and a $3 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Selling, general and administrative	$399,595	$433,468	$(33,873)	(8)%

Selling, general and administrative expenses decreased $34 million, or 8%, for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a $12 million decrease in tax litigation reserves as a result of final settlement, a $10 million decrease in indirect taxes, a $7 million decrease primarily due to a sales tax refund in 2025 related to prior tax periods, a $6 million decrease due to savings related to our cloud migration, and a $1 million decrease in other ongoing business expenses. These decreases were partially offset by a $6 million increase in labor and professional services primarily to support our growth initiatives, partially offset by a reduction in variable-based compensation.
Interest expense, net

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$332,346	$341,435	$(9,089)	3%
Interest expense decreased $9 million, or 3% during the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to lower principal balances as a result of the payoff of debt at maturity and lower interest incurred in connection with our debt. See Note 7. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in all periods presented.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $85 million during the nine months ended September 30, 2025 as a result of the refinancing activity that occurred in the second quarter of 2025. We recognized a loss on extinguishment of debt of $38 million during the nine months ended September 30, 2024, as a result of the refinancing activity that occurred in the first quarter of 2024. See Note 7. Debt for further details.
Other, net

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$(6,432)	$863	$(7,295)	(845)%
Other, net decreased $7 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to $10 million of TSA income, net, associated with the Hospitality Solutions disposition and a gain on the sale of assets of $5 million recognized in the current year period, partially offset by a $4 million change in other non-operating expense from prior year, a fair value gain from our investments in securities of $3 million recognized in the prior year period and a $1 million increase in realized and unrealized foreign currency exchange losses in the current period. See Note 9. Fair Value Measurements for further details regarding our investments in securities.
Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	Change

	(Amounts in thousands)
Provision for income taxes	$21,068	$16,564	$4,504	27%

For the nine months ended September 30, 2025, we recognized $21 million of income tax expense for continuing operations, compared to an income tax expense of $17 million for the nine months ended September 30, 2024. The effective tax rate decreased for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to an increase in U.S. permanent adjustments recorded in the current period, offset by various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2025 and December 31, 2024, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$661,722	$724,479
Outstanding balance under the AR Facility(1)	78,400	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	11,242	12,535
Available under the bilateral letter of credit facility	8,758	7,465
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of September 30, 2025, we had $78 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 7. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2025 and December 31, 2024. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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
In 2024 and 2025, we refinanced and extended the maturity on portions of our debt, which increased our interest rates at the time of these transactions and reduced our liquidity due to our utilizing cash from our balance sheet. In that time frame, we repaid debt using cash from our balance sheet of $96 million. We used proceeds of $822 million from the sale of Hospitality Solutions to pay down debt and added approximately $135 million of cash to the balance sheet, in accordance with the terms of the Amended and Restated Credit Agreement. In 2023 and 2024, we implemented a cost reduction plan to reposition our business to the environment and to structurally reduce our cost base. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. We are currently evaluating measures to enhance our financial position, which may include implementing additional refinancings, profit improvement initiatives, and further AI and other operational efficiencies; these actions may result in the incurrence of initial upfront costs.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. We expect the full year 2025 pro forma free cash flow to be approximately $70 million, which we expect to be impacted by normal seasonality on a quarterly basis. Pro forma free cash flow is calculated to give effect to the sale of the Hospitality Solutions business and we have removed the impact of the $227 million payment-in-kind interest that was recorded in conjunction with the refinancing activity in the second quarter of 2025, from pro forma Free Cash Flow.
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2024 based on our operating and non-operating results pursuant to the provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of net operating loss (“NOL”) carryforwards and requires companies to capitalize and amortize research and development costs. On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the effects of the OBBBA in our consolidated financial statements, and certain provisions of OBBBA, such as the reinstatement of bonus depreciation, full expensing of R&D expenses, and increases in the limitation of interest deductibility, have provided a U.S. federal cash tax benefit for 2025. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. As DSTs are proposed, enacted or changed in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.
Capital Resources
As of September 30, 2025, our outstanding debt totaled $4.2 billion, which is net of debt issuance costs and unamortized discounts of $106 million. Currently approximately 13% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations." From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
The global capital markets experienced periods of volatility throughout 2024, which has increased through the third quarter of 2025, in response to the geopolitical conflict, changes in the rate of inflation, uncertainty regarding the path of U.S. monetary policy, and more recently tariff-related policy. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 Term Loan Agreement, as defined below, provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the Senior Secured Term Loan Due 2028. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"), the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). As of September 30, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement and the Securitization Facility (as defined below).
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
Recent Events Impacting Our Liquidity and Capital Resources

Following the closing of the Hospitality Solutions Sale, we used the net proceeds primarily to repay a portion of our outstanding indebtedness, including repayments under our (i) 2021 Term Loan B-2 in the amount of $158 million, (ii) 2022 Term Loan B-1 in the amount of $164 million, (iii) 2022 Term Loan B-2 in the amount of $178 million, and (iv) 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt during the nine months ended September 30, 2025 of approximately $14 million in discontinued operations within our results of operations, primarily consisting of unamortized debt issuance cost and discount associated with these prepayments. In addition, receivables related to the Hospitality Solutions business were removed from the Securitization Facility on July 3, 2025, and we repaid $23 million of the outstanding balance on our Securitization Facility.
Senior Secured Credit Facilities
On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our existing senior secured term loans (the “Existing Term Loans”) for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under the Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of September 30, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $10 million of third-party costs, to Other, Net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at Term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
Senior Secured Notes
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under an intercompany loan agreement with Sabre Financial Borrower, LLC, which applied such amounts toward full prepayment of Sabre Financial Borrower, LLC’s Senior Secured Term Loan due 2028; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in creditor fees, $34 million in accrued and unpaid interest, and $27 million in new note issuance costs. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the nine months ended September 30, 2025 of approximately $85 million. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
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

On March 7, 2024, Sabre GLBL exchanged approximately $36 million of the September 2025 Notes and approximately $7 million of the April 2025 Notes for approximately $50 million aggregate principal amount of additional June 2027 Notes (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes issued in September 2023. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt during the nine months ended September 30, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes. The April 2025 Notes and the September 2025 Notes matured, and were repaid in full in the second and third quarters of 2025, respectively.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of September 30, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of September 30, 2025, we had $198 million outstanding under the Securitization Facility, consisting of $78 million under the AR Facility and $120 million outstanding under the FILO Facility.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. During the nine months ended September 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”

Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(Amounts in thousands)
Cash used in operating activities	$(248,155)	$(5,463)
Cash used in investing activities	(50,352)	(10,307)
Cash (used in) provided by financing activities	(804,408)	46,049
Cash provided by (used in) discontinued operations	1,035,759	(9,898)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,385	176
(Decrease) increase in cash, cash equivalents and restricted cash	$(62,771)	$20,557
Operating Activities
Cash used in operating activities totaled $248 million for the nine months ended September 30, 2025. The $243 million decrease in operating cash flow from the same period in the prior year was primarily due to payments in June 2025 of previously paid-in-kind interest and currently accrued interest of $227 million in connection with refinancing our Senior Secured Term Loan Due 2028 and a contribution of $14 million to our defined benefit pension plan, offset by a $19 million decrease in interest payments in connection with our other debt.
Investing Activities
For the nine months ended September 30, 2025, we used $59 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $9 million.
For the nine months ended September 30, 2024, we used $65 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems, partially offset by proceeds received from the sale of investment in securities of $55 million.
Financing Activities
For the nine months ended September 30, 2025, financing activities used $804 million. Significant highlights of our financing activities include:
•payments of $806 million on our 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1, 2022 Term Loan B-2, 2024 Term Loan B-1 and 2024 Term Loan B-2, $700 million on our Senior Secured Term Loan Due 2028, $325 million on our June 2027 Notes, $183 million on our 2025 Exchangeable Notes, $23 million on our September 2025 Notes and $10 million on our April 2025 Notes;
•proceeds of $1.325 billion from the issuance of the July 2030 Notes;
•payment of $72 million for debt discount and issuance costs;
•net payments of $10 million from the settlement of employee stock awards;
•net payments of $4 million on borrowings on our AR Facility; and
•net receipts received on behalf of Hospitality Solutions under the TSA of $5 million.
For the nine months ended September 30, 2024, financing activities provided $46 million. Significant highlights of our financing activities include:
•proceeds of $150 million from the issuance of the 2026 Exchangeable Notes;
•payment of $150 million on our then-outstanding 2025 Exchangeable Notes;
•proceeds of $120 million from the issuance of the FILO Facility;
•proceeds of $50 million from the issuance of our June 2027 Notes;
•payment of $50 million for debt discount and issuance costs;
•payment of $36 million on our then-outstanding September 2025 Notes and $7 million on our April 2025 Notes;
•net payment of $23 million on borrowings on our AR Facility; and
•net payments of $7 million from the settlement of employee stock awards.

Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 20, 2025, and in our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025, other than impacts of the debt repayments under our senior secured credit facilities and the Securitization Facility as a result of the Hospitality Solutions Sale.
We had no off balance sheet arrangements during the nine months ended September 30, 2025 and year ended December 31, 2024.
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
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are assessed periodically for assurance and successfully completed our last annual assessment in September 2025. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
For example, during the third quarter of 2025, we sold our Hospitality Solutions business. See “Recent Developments Affecting our Results of Operations—Sale of Hospitality Solutions Business.” We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the sale of the Hospitality Solutions business, including any expected optimization of our core business, long-term growth, improvements in our capital structure, future debt refinancings, and other business opportunities that may be facilitated by the sale of the Hospitality Solutions business. In addition, these benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the sale of the Hospitality Solutions business will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the sale of the Hospitality Solutions business or effectively utilize the proceeds from the sale could have an adverse impact our business, financial condition and results of operations.
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
We have a significant amount of indebtedness. As of September 30, 2025, we had $4.2 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our consolidated balance sheets as of September 30, 2025 contained goodwill and intangible assets, net totaling $2.7 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2025, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, such as the OBBBA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources"), statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organisation for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2024 with more expected in the year 2025. We are closely monitoring developments and evaluating the impact these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. While Canada has halted the requirement to file returns and remit payments for DST, as of June 30, 2025, the law has not been rescinded by the Parliament of Canada. Other countries continue to introduce DST proposals, which we monitor closely. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the nine months ended September 30, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SABRE CORPORATION
(Registrant)
Date:	November 5, 2025	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)