Form 10-K
period 2025-12-31
Sabre Corp
filed 2026-02-18
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐    No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of June 30,2025, was $1,074,779,962. As of February 10, 2026, there were 395,165,033 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders to be held on April 29, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, the impact of certain divestments, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” "intends," "believes," "focus," "outlook," "vision," “anticipates,” “estimates,” "will," "may," “predicts,” “potential,” "should,” “plans,” “could,” “likely,” “commit,” “incremental,” “preliminary,” “forecast,” “continue,” “strategy,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A, “Risk Factors,” in Part I, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results” and elsewhere in this Annual Report.
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
At Sabre, we make travel happen. Our vision is to be the most valued global technology platform in travel. We are committed to helping our customers take on the biggest opportunities and solve the most complex challenges in travel. We connect the world’s leading travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with travel buyers in a comprehensive travel marketplace. We also offer airlines an extensive suite of leading software solutions. We are committed to helping customers operate more efficiently, drive revenue and offer personalized traveler experiences with next-generation technology solutions.
Business Segments and Products
We manage and report our business in one reportable segment following the disposition of our Hospitality Solutions business during 2025. Our business provides global travel solutions for travel suppliers and travel buyers through a business-to-business travel marketplace called Sabre Mosaic Marketplace consisting of our global distribution network and a broad set of solutions that integrate with our distribution platform to add value for travel suppliers and travel buyers. Within the Sabre Mosaic Marketplace, our distribution business facilitates travel by efficiently bringing together travel content such as inventory, prices and availability from a broad array of travel suppliers, including airlines, hotels, car rental brands, rail carriers, cruise lines and tour operators, with a large network of travel buyers, including online travel agencies (“OTAs”), offline travel agencies, travel management companies (“TMCs”), and corporate travel departments.
Additionally, we offer a broad portfolio of software technology products and solutions, through software-as-a-service (“SaaS”) and hosted delivery model, to airlines and other travel suppliers and provide industry-leading and comprehensive software solutions that help our customers better market, sell, serve and operate. Our product offerings include reservation systems for full-cost and low-cost carriers, commercial and operations products, agency solutions and data-driven intelligence solutions. In 2024, we launched SabreMosaicTM Airline Technology, a proprietary offer and order retailing platform for airlines that is designed and built on a modular, artificial intelligence ("AI")-enabled open technology structure, enabling airlines to dynamically create, sell and deliver an array of personalized content to travelers. Our reservation systems bring together intelligent decision support solutions that enable end-to-end retailing. Our commercial and operations products offer services to our customers to enable them to better use our products and help optimize their commercial and operations platforms.

Growth Strategy
At Sabre, we are a technology company focused on two strategic areas: 1) driving growth through innovation, and 2) generating positive free cash flow and delevering our balance sheet. Our growth strategy includes enhancing relationships with customers by promoting the benefits to them and travelers of adopting additional products and services, adapting those products to the changing needs of the travel ecosphere, including integrating new distribution capability (“NDC”), and pricing them in ways that align with our customers, growing our customer base by continuing to innovate our products, adding desirable content, and aligning our technology and personnel to best highlight our value proposition globally and expanding opportunities by extending our product lines into closely related areas of travel where our customer relationships can efficiently drive adoption.
Technology and Operations
Our technology strategy is focused on achieving operational stability, reliability, resiliency, security and performance at an efficient overall cost while continuing to innovate and create incremental value for our customers. Significant investment has gone into implementing a more modern, unified technical architecture with an emphasis on standardization, simplicity, efficiency, security, and scalability. We invest heavily in software development, delivery, and operational support capabilities and seek to provide best in class products for our customers. We operate standardized infrastructure in our cloud computing environments across hardware, operating systems, databases, and other key enabling technologies to minimize costs on non-differentiators. We expect to continue to make significant investments in our information technology infrastructure to modernize our architecture, drive efficiency and quality in development, lower recurring technology costs, further enhance the stability and security of our network, comply with data privacy and accessibility regulations, and deliver innovative, AI-powered solutions to the travel industry. We expect to deliver ongoing improvements in developer productivity, operational efficiency, and customer capabilities by increasing our use of generative AI technologies in our products as well as in our operational infrastructure.
Over the last several years, our architecture has evolved from mainframe-based transaction processing to more secure, primarily cloud-based distributed processing. A variety of products and services run on this technology infrastructure: high-volume, machine learning based air and hotel shopping systems; sales and support applications for airlines, hotels, and travel agencies; airline inventory management and operational support systems; machine learning driven analytics and decision support systems; and web services that provide automated interfaces for intelligent retailing, distribution, and fulfillment of travel-related products and services. Additionally, we enable a variety of advanced retailing and servicing capabilities that are generative AI based, such as conversational chatbots for our airline customers and agentic interfaces that enable direct integration with external AI platforms. The flexibility and scale of our cloud-based technology infrastructure allow us to quickly deliver a broad variety of SaaS solutions and evolve these solutions to meet the changing needs of the travel industry.
Customers
Our customers consist of travel suppliers, including airlines, hotels and other lodging providers, car rental brands, rail carriers, cruise lines, tour operators, attractions and services; a large network of travel buyers, including OTAs, offline travel agencies, TMCs and corporate travel departments; and airports, governments and tourism boards. Airlines we serve vary in size and are located in every region of the world, and include hybrid carriers and low-cost carriers ("LCCs") (collectively, “LCC/hybrids”), global network carriers and regional network carriers. Our airline and agency customers are in various phases of adopting NDC strategies, and those strategies vary by customer.

Sources of Revenue
Transactions—Our business generates distribution revenue for bookings made through our global distribution system ("GDS") (e.g., air, car and hotel bookings) and through our partners and generally we are paid directly by the travel supplier. A transaction occurs when a travel agency or corporate travel department books or reserves a travel supplier’s product using our GDS, for which we receive a fee. Transaction fees include, but are not limited to, transaction fees paid by travel suppliers for selling their inventory through our GDS and fees paid by travel agency subscribers related to their use of certain solutions integrated with our GDS. We receive revenue from the travel supplier and the travel agency according to the commercial arrangement with each.
SaaS and Hosted—We generate IT Solutions revenue through upfront solution implementation fees and recurring usage-based fees for the use of our software solutions hosted on secure platforms or deployed via SaaS. We collect the implementation fees, recurring usage-based fees and subscription fees pursuant to contracts with terms that typically range between three and ten years and generally include minimum annual volume requirements.
Software Licensing—We generate IT Solutions revenue from fees for the on-site installation and use of our software products. Many contracts under this model generate additional revenue for the maintenance of the software product.
Professional Service Fees—We generate IT Solutions revenue through offerings that utilize the SaaS and hosted revenue model which are sometimes sold as part of multiple performance obligation arrangements for which we also provide professional services, including consulting services. Our professional services are primarily focused on helping customers achieve better utilization of and return on their software investment. Often, we provide these services during the implementation phase of our SaaS solutions.
Competition
We operate in highly competitive markets. We compete with several other regional and global travel marketplace providers, including other GDSs, local distribution systems and travel marketplace providers primarily owned by airlines or government entities, as well as with direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space, that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services. We also compete with a variety of providers in a rapidly evolving marketplace which includes global and regional IT providers, various specialists in selected product areas, service providers and airlines that develop their own in-house technology.
Intellectual Property
We use software, business processes and proprietary information to carry out our business. These assets and related intellectual property rights are significant assets of our business. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and contractual provisions to protect these assets and we license software and other intellectual property both to and from third parties. We may seek patent protection on business processes and other inventions relating to our business, and our software and related documentation may also be protected under trade secret and copyright laws where applicable. We may also benefit from both statutory and common law protection of our trademarks.
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
Government Regulation
We are subject to or affected by international, federal, state and local laws, regulations and policies, which are continually evolving. These laws, regulations and policies include regulations applicable to the GDS in the European Union (“EU”), Canada, the United States and other jurisdictions.
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
Our businesses may also be subject to legislation and regulations affecting issues such as: trade sanctions, technology exports, antitrust, anticorruption, telecommunications, artificial intelligence, and e-commerce. These requirements vary across jurisdictions. For example, Russia adopted legislation and related regulations, effective October 30, 2022, requiring that activities related to the development, creation and operation of automated information systems for processing domestic air transportation within the Russian Federation to be owned and operated by Russian residents or legal entities, without updates from or connections to systems abroad. This legislation and these regulations have prohibited us from providing these services in Russia, which has negatively impacted our revenue and results. In addition, on May 23, 2024, Russia issued a decree establishing a process for seizing the assets of U.S. companies and nationals in Russia, further limiting our ability to operate and provide services there.
See “Risk Factors— Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us."
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
Our People— In the third quarter of 2025, we sold our Hospitality Solutions business which reduced our workforce by approximately 17% compared to 2024, impacting our human capital metrics through the year ended December 31, 2025. We have not experienced any work stoppages and consider our relations with our employees to be good. As of December 31, 2025, we had 4,650 employees worldwide, consisting of the following:

	No of Employees	% of Total
United States	1,073	23%
Asia-Pacific	1,319	28%
Europe	1,324	28%
All Other (1)	934	20%
Total (2)	4,650	100%
(1) Includes Canada, Mexico, Latin America, Middle East, and Africa.
(2) Excludes personnel that directly support Hospitality Solutions through an employment services agreement.
Talent Acquisition, Development and Retention—Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We seek to set compensation at competitive levels that help enable us to hire, incentivize, and retain high-caliber employees. Our Leadership Framework supports our employees and cultivates our talent. This framework includes frequent one-on-one conversations, regular team meetings, meaningful performance feedback, timely recognition and supportive career development. Our formal and informal reward, recognition and acknowledgement programs encourage employees to recognize peers, teams and departments to honor their champions and help promote satisfaction and engagement. To assist in retaining key talent, we offer compensation programs to certain key employees, such as long-term performance-based cash incentive awards, performance-based restricted stock unit awards, time-based restricted stock unit awards, and other awards as appropriate. We monitor and evaluate various turnover and attrition metrics throughout our management teams.
Inclusion Groups—With 49 offices around the globe, we believe that the different backgrounds, experiences, perspectives, and ideas of our employees are critical to spur innovation, drive growth and sustain competitive advantage in our industry. We maintain eight inclusion groups to help inspire awareness, understanding, and appreciation for a wide spectrum of communities.
Health and Wellness—The health and safety of our team members is of the utmost importance. In addition to core health and welfare benefits, our wellness program offers resources to promote physical, emotional, and mental well-being. We maintain certain assistance programs to continue to support the well-being of our team members, including team members that operate in a remote working environment. Additionally, to help ensure the safety and wellness of our employees, we have provided robust parental leave programs and enhanced our personal time off benefits, and maintain a hybrid work environment that allows our employees additional flexibility in work arrangements and opportunities to work remotely.
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
Various factors have caused, and may in the future cause, temporary or sustained disruption to leisure and business travel. The impact these disruptions have had, and would in the future have, on our business depends on the magnitude and duration of such disruption. These factors include, among others: (1) general and local economic conditions, including recessions, inflationary pressures, economic uncertainty, and the effects of tariffs; (2) financial instability of travel suppliers and the impact of any fundamental corporate changes to such travel suppliers, such as airline bankruptcies, consolidations, or suspensions of service on the cost and availability of travel content; (3) factors that affect demand for travel such as outbreaks of contagious diseases, including COVID-19, influenza, Zika, Ebola and the MERS virus, increases in fuel prices, changing attitudes towards the environmental costs of travel, safety concerns and movements toward remote working environments and changes in business practices; (4) political events like acts or threats of terrorism, hostilities, war and political unrest; (5) inclement weather, natural or man-made disasters and the effects of climate change; and (6) factors that affect supply of travel, such as travel restrictions, regulatory actions, aircraft groundings, government shutdowns or changes to regulations governing airlines and the travel industry, like government sanctions that do or would prohibit doing business with certain state-owned travel suppliers, work stoppages or labor unrest at any of the major airlines, hotels or airports. Societal norms with respect to travel may change permanently in ways that cannot be predicted and that can change the travel industry in a manner adverse to our business.
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
Adapting to new technological and marketplace developments has required, and may continue to require, substantial expenditures and lead time and we cannot guarantee that projected future increases in business volume will actually materialize. We have in the past experienced, and may in the future experience, difficulties that could delay or prevent the successful development, marketing and implementation of platforms, enhancements, upgrades and additions. Moreover, we may fail to maintain, upgrade or introduce new products, services, technologies and systems as quickly as our competitors or in a cost-effective manner. For example, we must constantly update our products with new capabilities, such as New Distribution

Capability (NDC), to adapt to the changing technological and regulatory environment and customer needs. However, this process can be costly and time-consuming, and our efforts may not be successful as compared to our competitors. Those that we do develop may not achieve acceptance in the marketplace sufficient to generate material revenue or may be rendered obsolete or non-competitive by our competitors’ offerings.
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
Our business relies on relationships with several large travel buyers, including TMCs and OTAs, to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our GDS, travel buyers are not contractually required to book exclusively through our GDS during the contract term. Travel buyers also shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with GDS providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs. We must compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Increasing travel agency incentive consideration" in this Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
Our business depends on maintaining and renewing contracts with our customers and other counterparties.
In connection with our business, we enter into contracts with travel buyers, travel suppliers, third-party distributors and hotels. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. Similarly, our contracts with airline travel suppliers have a typical duration of three to seven years for larger airlines and one to three years for smaller airlines, and are generally subject to automatic renewal at the end of the term. Airlines are not typically contractually obligated to distribute exclusively through our GDS during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our business is exposed to pricing pressure from travel suppliers." Additionally, we use several third-party distributor partners and equity method investments to extend our GDS services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our GDS services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
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
We are involved in various legal proceedings that involve claims for substantial amounts of money or which involve how we conduct our business. See Note 18. Commitments and Contingencies, to our consolidated financial statements. The defense of these actions, as well as any of the other actions described under Note 18. Commitments and Contingencies, to our consolidated financial statements or elsewhere in this Annual Report on Form 10-K, and any other actions that might be brought against us in the future, is time consuming and diverts management’s attention. Even if we are ultimately successful in defending ourselves in such matters, we are likely to incur significant fees, costs and expenses as long as they are ongoing. Further, any litigation may operationally restrict our business, may divert management’s attention and resources, and could adversely impact our reputation. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
Trade and economic sanctions or other restrictions imposed by the United States, the United Kingdom, the European Union, or other regions or countries could restrict or impact our ability to operate in or provide certain services to restricted markets or parties. Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran, and North Korea, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. Certain United States sanction programs, including those historically applicable to Syria, have been modified. However, significant targeted restrictions remain, and changes in sanction policy may occur rapidly. As a result, we may face compliance risk, reputational harm, or operational disruption arising from evolving compliance regimes.
We have GDS contracts with carriers that fly to Cuba, Iran and North Korea; however, these carriers are based outside those countries and are neither owned by those governments or their nationals, nor are they themselves subject to sanctions. With respect to Iran and, North Korea, we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised OFAC that we display on the Sabre GDS flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC and other regulators. We note, however, that sanctions regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, a regulator’s interpretation of its own regulations and guidance may vary on a case-by-case basis. As a result, we cannot provide any guarantees that a regulator will not challenge the activities described above in the future, which could have a material adverse effect on our results of operations.
In connection with the current military conflict in Ukraine, the United States, the United Kingdom, the European Union and other governments have imposed varying sanctions and export-control measure packages impacting Russia and certain regions of Ukraine and Belarus. We continue to actively monitor the ongoing situation. The extent to which our reputation, operations, and financial results may be affected by the ongoing conflict will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; and the effect of further laws, sanctions and trade control restrictions on our business, the global economy and global supply chains. Continuation or escalation of the conflict may also exacerbate this and other risk factors identified in this Annual Report on Form 10-K, including cybersecurity, regulatory, and reputational risks.
As noted, the regulations and sanctions that apply to us are complex. While we have a compliance program in place to help us address these requirements, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to legal and reputational consequences, including civil and criminal penalties. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as intended, which we believe we have substantially addressed. In identifying these elements, we became aware that we received payments that were not material in amount from an air carrier in Russia for GDS services, which may have violated U.K. sanctions. We voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI), and have fully cooperated with all requests from OFSI following the disclosure. In January 2026, OFSI provided us with a notice of its intention to impose a monetary penalty in relation to this matter. We accrued the amount of this proposed penalty in our financial results for the quarter ended December 31, 2025; this accrual did not have a material adverse impact on our financial condition or results of operation.
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
We have also divested, and may in the future divest, businesses or business operations. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, failure to obtain necessary regulatory approvals, implementation of transition services related to such divestitures, the loss of customer relationships and cash flow, loss of key personnel or employee attrition, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.
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
In connection with the sale of the Hospitality Solutions business, we and an affiliate of TPG (the “Buyer") have entered into certain agreements, including a transition services agreement, providing for the performance of certain services by us for the benefit of the Buyer for a period of time after the sale. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for certain losses incurred by the Buyer. In addition, during the transition services period, our management and employees may be required to divert their attention away from our business to provide services to the Buyer, which could adversely impact our business. Further, as a result of these transition services, our counterparty will have managed access to certain of our information technology systems during the transition services period, as well as shared information technology infrastructure. Any disruption, degradation, destruction or manipulation of our information technology systems as a result of this access following the sale, whether accidental or intentional, may cause cybersecurity, data protection, or privacy incidents or failures, which could in turn interrupt or adversely impact our operations. See “—Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.” and “—Security incidents expose us to liability and could damage our reputation and our business.”
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
Our success is dependent on our ability to maintain effective relationships with these third-party technology and service providers. Some of our agreements with third-party technology and service providers are terminable for cause on short notice and often provide limited recourse for service interruptions. We could face significant additional cost or business disruption if any of these providers fail to enable us to provide our customers and suppliers with reliable, real-time access to our systems. For example, we have previously experienced a significant outage of the Sabre platform due to a failure on the part of one of our service providers, and such outages may occur in the future. This outage, which affected our business, lasted several hours and caused significant problems for our customers. Any such future outages could cause damage to our reputation, customer loss and require us to pay compensation to affected customers for which we may not be indemnified or compensated. Further, we could face significant additional costs or a business disruption if our arrangements with such providers are terminated or impaired and we cannot find alternative sources of technology or systems support on commercially reasonable terms or on a timely basis.
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
As an example, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits and related fees, costs and expenses, or regulatory inquiries in the future that could result in a material adverse effect. For example, we were subject to a lawsuit seeking class certification filed against us in the United States District Court for the Northern District of Texas. The complaint generally asserted negligence and other claims based on this cybersecurity incident, and, in addition to monetary damages, the plaintiffs were also seeking declaratory and injunctive relief. In November 2025, the court granted our motion to dismiss this case without prejudice. See “—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
Third parties may assert, including by means of counterclaims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. We have been subject to such assertions, including patent and trademark infringement claims, and may be subject to such assertions in the future. These assertions may also be made against our customers who may seek indemnification from us. In the ordinary course of business, we enter into agreements that contain indemnity obligations whereby we are required to indemnify our customers against these assertions arising from our customers’ usage of our products, services or technology. As the competition in our industry increases and the functionality of technology offerings further overlaps, these claims and counterclaims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.
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
Any unfavorable economic, political or regulatory developments in a particular region could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in that region. For example, some regions have experienced or are expected to experience inflationary and/or slowing economic conditions. These adverse economic conditions may negatively impact our business results in those regions. The changes arising from the current presidential administration in the United States as well as volatile political conditions in other countries in which we do business could also create additional uncertainty for the travel industry and our business, including in ways that we cannot foresee. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business
In addition, the current military conflict in Ukraine and the related imposition of sanctions and export controls on Russia and Belarus, as well as conflicts in the Middle East, have created global economic uncertainty and contributed to inflationary pressures. A significant escalation or expansion of economic disruption, the conflicts' current scope or additional sanctions and export controls and actions taken in response to these sanctions and export controls could disrupt our business further, broaden inflationary costs, and have a material adverse effect on our results of operations. See “—Our revenue is highly dependent on transaction volumes in the global travel industry, particularly air travel transaction volumes.”
We operate a global business that exposes us to risks associated with international activities.

Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and ongoing instability in the Middle East; (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as tariffs, consumer, labor and trade protection measures, instability in multilateral relationships, and travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2025, we had $4.3 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Failure to make any required payments or comply with other covenants under the agreements governing our indebtedness could result in an event of default and acceleration of amounts due. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. While the terms of our outstanding indebtedness allow us to incur additional debt, subject to limitations, our ability to incur additional secured indebtedness is significantly limited. As a result, we expect that any material increases in total indebtedness, if available and to the extent issued in the future, may be unsecured. The terms of the agreements governing our indebtedness allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, our inability to maintain certain covenants could result in acceleration of a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.
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
The market price of our common stock may be volatile and could decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, actual or anticipated fluctuations in our financial conditions and results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments; anticipated or actual changes in laws, regulations or government policies applicable to our business; general economic conditions in the United States; other events or factors, including those resulting from war, pandemics (such as COVID-19), incidents of terrorism or responses to these events; and the other factors described in this Part I, Item 1A.
Further, sales of substantial amounts of our common stock or convertible instruments in the public market in future offerings, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-linked securities in the future, at a time and price that we deem appropriate. In addition, the additional sale of our common stock by our officers or directors in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. To the extent that any of us, our executive officers or directors sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

An active market for our common stock may not be maintained.
Our stock began trading on the Nasdaq stock market in 2014 and we can provide no assurance that we will be able to continue to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.
Delisting from any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheets as of December 31, 2025 contained goodwill and intangible assets, net totaling $2.7 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of December 31, 2025, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, such as the One Big Beautiful Bill Act (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources"), statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organization for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2025 with more expected in the year 2026. We are closely monitoring developments and evaluating the impact these new rules will have on our tax rate. Additionally, several countries, primarily Canada and in Europe, have adopted digital services taxes ("DST") on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. While Canada has halted the requirement to file returns and remit payments for DST, as of December 31, 2025, the law has not been rescinded by the Parliament of Canada. Other countries continue to introduce DST proposals, which we monitor closely. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
Our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.
Our pension plans in the aggregate are estimated to be unfunded by $38 million as of December 31, 2025. With approximately 3,400 participants in our pension plans, we incur substantial costs relating to pension benefits, which can vary substantially as a result of changes in healthcare laws and costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. Our estimates of liabilities and expenses for pension benefits require the use of assumptions, including assumptions relating to the rate used to discount the future estimated liability, the rate of return on plan assets, inflation and several assumptions relating to the employee workforce (medical costs, retirement age and mortality). Actual results may differ, which may have a material adverse effect on our business, prospects, financial condition or results of operations. Future volatility and disruption in the stock markets could cause a decline in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, or to avoid certain funding-based benefit restrictions, we may need to make additional pension contributions above what is currently estimated or provide security to the plan, which could reduce the cash available for our businesses.

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
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. We maintain a dedicated cybersecurity risk management function, which is integrated as part of our overall enterprise risk management program. Our key cybersecurity risks include, among others, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; remote working environments; third-party risks; technology risks and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks.
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
We employ information technology and cybersecurity solutions that are designed to safeguard Sabre's technology environment, detect and respond to threats and help support operational resilience of our technology products. These technologies facilitate the identification of threats and vulnerabilities that may exist in the Sabre technology environment. Protective measures are employed to counter threats and mitigate risk, supporting operational resilience of our technology products. Cybersecurity solutions include cloud security posture management, workload protection, endpoint detection and response, network firewalls and intrusion detection systems, identity and access management tools, data protection technologies and logging, monitoring, and alerting tools. Accompanying these tools are various processes such as annual security education and monthly awareness training, security maturity assessments, vulnerability assessments, threat intelligence and hunting, penetration testing, and tabletop exercises to inform our professionals’ risk identification and assessment. We practice data protection techniques and processes that are designed to treat our customer data with care. We also utilize independent third-parties, consultants, and auditors to regularly assess our security program. These assessments include security maturity assessments in which third-parties assess our security program maturity against established standards and industry benchmarks, including NIST Cybersecurity Framework 2.0. We also annually engage a Qualified Security Assessor to conduct payment card industry certification on all applicable products and solutions.

Our cybersecurity incident response plan describes the activities we take to identify, detect, respond to and recover from cybersecurity incidents. This plan includes processes to triage, assess severity for, contain, investigate, and remediate the incident, as well as to provide appropriate reporting and escalation. The plan also includes appropriate procedures for escalating potentially material security incidents to our disclosure committee for review.
Based on the information we have as of the date of this Annual Report on Form 10-K with respect to the periods beginning with those covered by this Annual Report on Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We, like most technology companies, are the target of cybercriminals who attempt to compromise our systems. We describe risks relating to cybersecurity threats, including as a result of previous cybersecurity incidents in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, under the headings “Our success depends on maintaining the integrity of our systems and infrastructure, which may suffer from failures, capacity constraints, business interruptions and forces outside of our control.” and “Security incidents expose us to liability and could damage our reputation and our business.”
Cybersecurity Governance
The Audit Committee of our Board of Directors has oversight authority to review our program and plans for mitigating cybersecurity risk. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards risk-management-related goals, our incident response plan, and potentially material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to these risks. In such sessions, the Audit Committee generally receives materials including a cybersecurity risk profile scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Officer, our CISO, and our Data Privacy Officer. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Cybersecurity risks are also considered during separate Audit Committee, Technology Committee and Board of Directors meeting discussions of matters such as enterprise risk management, the annual planning process, our technology transformation, corporate development activity, and other relevant matters.
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
Americas: As of December 31, 2025, our corporate headquarters and domestic operations are located in Southlake, Texas. There are two additional offices in North America and four offices across Latin America that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
EMEA: We maintain our regional headquarters for Europe, the Middle East, and Africa ("EMEA") in Richmond, United Kingdom. There are 24 additional offices across EMEA that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
APAC: We maintain our APAC regional operations headquarters in Singapore. There are 16 additional offices across APAC that serve in various sales, administration, software development and customer service capacities. All of these offices are leased.
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
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 18, 2026, together with certain biographical information, are as follows:

Name	Age	Position
Kurt Ekert	55	Chief Executive Officer and President
Rochelle Boas	52	Executive Vice President and Chief Legal Officer
Jennifer Catto	50	Executive Vice President and Chief Marketing Officer
Joe DiFonzo	60	Executive Vice President and Chief Information Officer
Roshan Mendis	53	Executive Vice President and Chief Commercial Officer
Michael Randolfi	53	Executive Vice President and Chief Financial Officer
Shawn Williams	53	Executive Vice President and Chief Administrative Officer
Garry Wiseman	49	Executive Vice President and Chief Product and Technology Officer

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
Rochelle Boas is Executive Vice President and Chief Legal Officer. Prior to joining Sabre in 2024, Ms. Boas served from 2023 to 2024 as General Counsel and Corporate Secretary of Octus (formerly, Reorg Research, Inc.), a leading provider of intelligence, data and workflow for the global credit markets. From 2021 to 2023, she served as General Counsel and Corporate Secretary of LeafLink, Inc., a leading unified wholesale platform designed specifically for the licensed cannabis industry. From 2006 to 2020, she served in various roles, including Senior Vice President, Deputy General Counsel and Corporate Secretary, in the Legal Department of Travelport Worldwide Limited, a travel technology company.
Jennifer Catto is Executive Vice President and Chief Marketing Officer. Prior to joining Sabre in 2025, Ms. Catto served as Chief Marketing Officer and Interim Product Officer at Travelport Worldwide Limited, a travel technology company, since 2024. From 2016 to 2020, she served as Chief Marketing Officer at Telaria, a computer software platform company. From 2015 to 2016, Ms. Catto was SVP, Integrated Marketing, of Evolve Media, LLC, a digital media company. Prior to that, she served in various roles at Travelocity, Conde Nast, and SAY.
Joe DiFonzo is Executive Vice President and Chief lnformation Officer. Prior to becoming Executive Vice President, he served as Senior Vice President and Chief Information Officer from July 2017 to 2023. Prior to joining Sabre, he served as both Chief Technology Officer and CIO at Syniverse, a global provider of communication and information services for mobile network operators. He previously spent 20 years at Convergys/Cincinnati Bell Information Systems, as corporate product line architect and leading multiple product development teams for the telecom industry. Mr. DiFonzo holds a bachelor's degree in computer science from the University of Central Florida.
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

Shawn Williams has served as Executive Vice President and Chief Administrative Officer since 2024. Mr. Williams previously served as Executive Vice President and Chief People Officer from 2020 to 2024. Prior to joining Sabre in 2020, Mr. Williams served as Chief Human Resources Officer of Scientific Games, a global technology gaming company, from 2017 to 2020. From 2016 to 2017, he served as Senior Vice President and Chief Administrative Officer of LeEco Holdings North America, a consumer electronics business. Mr. Williams served as Senior Vice President and Chief Administrative Officer of Samsung Electronics America, an electronics and telecommunications company. He holds a bachelor’s degree in business administration from the University of Houston.
Garry Wiseman has served as Executive Vice President and Chief Product and Technology Officer since 2023. Mr. Wiseman previously served as Executive Vice President and Chief Product Officer from 2022 to 2023. Prior to joining Sabre in 2022, Mr. Wiseman served as Senior Vice President and Chief Digital Officer of Nautilus, Inc., a global leader in innovative home fitness solutions, from October 2020 to 2022. From 2017 to 2020, he served as Senior Vice President of Digital Customer Experience for Dell Technologies Inc., a technology company, and from 2014 to 2017, he served as Vice President – Product Management at salesforce.com, inc., a leader in customer management technology.

PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “SABR.” As of February 10, 2026, there were 97 stockholders of record of our common stock. There were no shares repurchased during the year ended December 31, 2025. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Events Impacting Our Liquidity and Capital Resources—Share Repurchase Program."
Stock Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the Nasdaq Composite Index ("NASDAQ Composite"), the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Software and Services Index ("S&P 500/Software & Services") (collectively, the "Indices"). The graph assumes that $100 was invested at the market close on December 31, 2020 in the common stock of Sabre Corporation and the Indices as well as reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
Overview
At Sabre, we make travel happen. We are a global technology company that provides a global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines. With the disposition of our Hospitality Solutions business during 2025, we manage and report our business in one reportable segment that constitutes our consolidated results.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. We generate revenue from our distribution activities through transaction fees for bookings on our GDS, as well as product revenue from agency solutions offerings such as payments and media, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees.
Recent Developments Affecting our Results of Operations
Travel Industry and Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Recent industry air distribution volume growth has generally leveled off, which may continue into the future and could impact our rate of growth. Passengers boarded for IT solutions has been negatively impacted by de-migrations from carriers who de-migrated prior to 2024; however, beginning in the second half of 2025, following the anniversary of the impact of these de-migrations on our revenue, revenue for IT solutions has leveled-off relative to prior year amounts.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $248 million of principal due or committed to be redeemed early under our current debt facilities; however, given the uncertain economic environment and the leveling off of industry air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.”
We have announced that we are implementing a program in 2026, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. In connection with these efforts, we accrued a restructuring charge of $51 million within our consolidated statement of operations during the year ended December 31, 2025, primarily associated with our workforce. We expect to record additional restructuring charges associated with these activities in 2026 and currently estimate the total costs to be approximately $65 million, primarily associated with our workforce.
Sale of Hospitality Solutions Business
On April 27, 2025, we entered into a definitive agreement with an affiliate of TPG (the “Buyer") pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, an extensive suite of leading software solutions for hoteliers. On July 3, 2025, we closed the transaction (the “Hospitality Solutions Sale”), resulting in cash proceeds of $965 million, net, which was used primarily to repay our outstanding indebtedness. See "Liquidity and Capital Resources—Capital Resources." Cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheet as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. In addition to the sale agreement described above, we entered into transition services agreements with the Buyer, under which we are providing transition services to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close in return for compensation from the Buyer with respect to costs incurred. Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our GDS for bookings which generates revenue for us. See Note 3. Discontinued Operations and Dispositions to our consolidated financial statements for further details. All amounts reference results from continuing operations unless otherwise indicated.

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
Continued focus by travel suppliers on distribution methods and cost cutting
Changes in how airlines choose to distribute their content and pricing pressure during contract renegotiations may continue to subject our business to challenges. Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, certain travel suppliers have exerted influence on travel agencies with surcharges on bookings that are made through indirect channels, such as our GDS and/or have withheld ancillary fees data from their content available in our GDS. Additionally, the pricing strategy in some global regions for NDC bookings differs from historical patterns, which may impact our revenue growth, as well as incentive consideration, as the number of relative NDC bookings increase over the next few years. These changes may adversely affect our contract renegotiations with suppliers that use alternative distribution channels. See "Risk Factors—Our business is exposed to pricing pressure from travel suppliers." and "—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes."
These items have impacted our revenue, as we recognize revenue for airline ticket sales based on transaction volumes. Simultaneously, this focus on cost cutting and alternative distribution has also presented opportunities. Many airlines have turned to outside providers for key systems, process and industry expertise and other products that assist in their cost cutting initiatives in order to focus on their primary revenue generating activities. In 2024, we launched SabreMosaicTM Airline Technology, a proprietary offer and order retailing platform for airlines that enables airlines to dynamically create, sell and deliver an array of personalized content to travelers. We are investing resources in developing this product; we believe that it is in the early stages in its growth cycle, and we expect that it will impact our revenue in future years.
Increasing travel agency incentive consideration
Travel agency incentive consideration is a large portion of our expenses. The vast majority of incentive consideration is tied to absolute booking volumes based on transactions such as flight segments booked. Incentive consideration, which often increases once a certain volume or percentage of bookings is met, is provided in two ways, according to the terms of the agreement: (i) on a periodic basis over the term of the contract and (ii) in some instances, up front at the inception or modification of contracts, which is capitalized and amortized over the expected life of the contract.
In 2024 and 2025, consideration on a per booking basis increased as volumes reached and exceeded volume or percentage thresholds, which we expect to continue in 2026. In addition, increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to GDSs, has and may in the future impact our future rate per booking. We compete with other GDSs and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Risk Factors—Our business depends on relationships with travel buyers." We remain focused on managing incentive consideration and expect growth in the near term. Although incentive rate increases may continue to impact margins, we expect these increases to be offset by growth in revenue. This expectation is based in part on anticipated increases in international travel, which would favorably impact our revenue rates, along with our continuing to offer value added services and content to travel buyers, such as the Sabre Red Workspace, a SaaS product that provides a simplified interface and enhanced travel agency workflow and productivity tools.
Geographic mix of travel bookings and recent events impacting revenue
The revenue recognized by our business is affected by the mix between domestic and international travel reservation bookings and the related varying rates paid by airline suppliers. Due to our geographic concentration, our results of operations are particularly sensitive to factors affecting North America. For example, booking fees per transaction in North America have historically been lower than those in Europe. As we continue to invest in our technology and expand our content and product functionality, we anticipate that we will continue to grow global share.
The geographic mix of our Direct Billable Bookings is summarized below. North America has increased as a percentage of the total primarily due to growth from new travel agency customers in the region.

	Year Ended December 31,
	2025	2024

Direct Billable Bookings (1):
North America	58%	56%
EMEA	16%	16%
APAC	19%	20%
Latin America	7%	8%
Total	100%	100%
___________________________
(1) “Direct Billable Bookings” is the primary metric utilized to measure operating performance and includes bookings made through our GDS and through our equity method partners in cases where we are paid directly by the travel supplier.
Increasing interest rates and interest expense and restrictions on ability to refinance existing debt
During 2024 and 2025, we refinanced portions of our debt which resulted in higher interest rates than in prior years, increasing current and future interest expense. We may decide to further refinance portions of our debt in 2026 and 2027 which, at current interest rates, could additionally negatively impact our interest expense. Although interest rates have decreased recently in response to easing monetary policy, they continue to remain volatile, which could drive higher funding costs. Currently approximately 10% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. In addition, global capital markets experienced sustained volatility throughout 2025, driven by escalating geopolitical conflicts—including the prolonged war in Ukraine and renewed Middle East hostilities—rising trade frictions and tariff related disruptions, and continued ambiguity regarding inflation trends and the future path of U.S. monetary policy. This volatility could impact our ability to execute future refinancings. See “Risk Factors—We are exposed to interest rate fluctuations and “—We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness."
Importance of LCC/hybrids
LCC/hybrids are a significant segment of the air travel industry and have traditionally relied on direct distribution for the majority of their bookings. However, as these LCC/hybrids are evolving, many are increasing their distribution through indirect channels to expand their offering into higher yield markets and to higher yield customers, such as business and international travelers. Other LCC/hybrids, especially start up carriers, may choose not to distribute through the GDS until wider distribution is desired. We expect to make additional investments to address the LCC space and continue to grow upmarket with a more competitive offering.
Components of Revenues and Expenses
Revenues
We generate revenue from distribution activities through direct billable bookings processed on our GDS, adjusted for estimated cancellations of those bookings. Distribution other revenue includes product revenue from agency solutions offerings such as payments and media. We also generate revenue from IT solutions activities from our product offerings including reservation systems for full-service and low-cost carriers, commercial and operations products, professional services and booking data. Additionally, we generate revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, consists primarily of incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our GDS which accrue on a monthly basis, amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our GDS which are capitalized and amortized over the expected life of the contract. Cost of revenue, excluding technology costs, also includes costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery and customer operations as well as allocated overhead such as facilities and other support costs and costs such as stock-based compensation and restructuring charges (in applicable periods). Depreciation and amortization included in cost of revenue, excluding technology costs, is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements acquired through acquisitions. The technology costs excluded from cost of revenue, excluding technology costs, are presented separately below.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 11 years as of December 31, 2025 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Year Ended December 31,			Year-over-Year % Change
	2025	2024	2023	2025	2024
Direct Billable Bookings - Air	308,490	307,511	302,656	0.3%	1.6%
Direct Billable Bookings - LGS	56,771	55,706	52,053	1.9%	7.0%
Distribution Total Direct Billable Bookings	365,261	363,217	354,709	0.6%	2.4%
IT Solutions Passengers Boarded	695,423	684,136	688,501	1.6%	(0.6)%

Non‑GAAP Financial Measures and Related Limitations
We have included both financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as certain supplemental non‑GAAP financial measures, including Adjusted Net Loss from continuing operations (“Adjusted Net Loss”), Adjusted EBITDA, Free Cash Flow, and ratios derived from these measures. The non‑GAAP financial measures are presented in addition to, and not as a substitute for, financial results prepared in accordance with GAAP. GAAP financial measures are presented with equal or greater prominence wherever non‑GAAP financial measures are discussed.
Definitions
Adjusted Net Loss is defined as loss from continuing operations adjusted to exclude acquisition‑related amortization; restructuring and other costs; loss on extinguishment of debt, net; other, net; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the related tax impacts of these adjustments.
Adjusted EBITDA is defined as loss from continuing operations adjusted to exclude depreciation and amortization of property and equipment; amortization of capitalized implementation costs; acquisition‑related amortization; restructuring and other costs; interest expense, net; other, net; loss on extinguishment of debt, net; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the provision for income taxes.
Free Cash Flow is defined as cash (used in) provided by operating activities, less cash used for additions to property and equipment.
Adjusted Net Loss from continuing operations per share is defined as Adjusted Net Loss divided by diluted weighted‑average common shares outstanding.
Purpose and Use by Management
Management and the board of directors use these non‑GAAP financial measures to evaluate trends in our operating performance, assess period‑to‑period comparability, and support internal planning and decision‑making. These measures are particularly useful in evaluating operating performance because historical results have been affected by items that management believes are not indicative of ongoing core operations. In addition, amounts derived from Adjusted EBITDA are used in connection with certain financial covenants under our senior secured credit facilities.
These non‑GAAP financial measures should not be considered measures of liquidity, nor do they represent cash available for discretionary use. Free Cash Flow does not represent residual cash available for distribution and does not reflect all cash requirements of the business. Other companies, including those within our industry, may define or calculate similarly titled non‑GAAP financial measures differently, limiting the usefulness of such measures as comparative tools.
Limitations of Non‑GAAP Financial Measures
Adjusted Net Loss, Adjusted EBITDA, Free Cash Flow, and related ratios are not recognized measures under GAAP and have inherent limitations as analytical tools. Accordingly, they should not be considered in isolation or as substitutes for net income (loss), income (loss) from continuing operations, or cash flows from operating activities prepared in accordance with GAAP.
The limitations of these non‑GAAP financial measures include, but are not limited to, the following:

•They exclude certain expenses that are recurring in nature, including stock‑based compensation and amortization of acquired intangible assets.
•Although depreciation and amortization are non‑cash expenses, the assets being depreciated and amortized may require replacement in the future, and Adjusted EBITDA does not reflect the capital expenditures required for these replacements.
•Adjusted EBITDA excludes amortization of capitalized implementation costs related to revenue contracts, which may result in future working capital or cash requirements.
•Adjusted Net Loss and Adjusted EBITDA do not reflect changes in, or cash requirements associated with, working capital.
•Adjusted EBITDA does not reflect interest expense, principal repayments, or other cash requirements necessary to service our indebtedness.
•Adjusted EBITDA does not reflect income tax payments that could reduce cash available to us.
•Free Cash Flow reflects changes in operating assets and liabilities determined under accrual accounting and does not reflect all cash requirements, including mandatory debt service obligations.
•Other companies, including those within our industry, may define or calculate similarly titled non‑GAAP financial measures differently, limiting the usefulness of such measures as comparative tools.
Investor Considerations
Investors are encouraged to review the reconciliation of non‑GAAP financial measures to the most directly comparable GAAP financial measures and to evaluate our operating performance, financial position, and liquidity using GAAP measures in conjunction with, and not in lieu of, these non‑GAAP financial measures.

Non-GAAP Financial Measures
The following table sets forth the reconciliation of Loss from continuing operations to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Loss from continuing operations	$(255,490)	$(271,548)	$(491,538)
Adjustments:
Acquisition-related amortization(1a)	30,924	32,592	33,035
Restructuring and other costs(2)	54,426	11,653	72,096
Loss on extinguishment of debt, net	90,680	37,994	108,577
Other, net(3)	(391)	20,628	(13,017)
Disposition-related costs(4)	955	3,923	2,336
Litigation costs, net(5)	—	6,875	1,387
Indirect tax matters(6)	(5,656)	21,732	11,451
Stock-based compensation	45,661	49,027	46,707
Tax impact of adjustments(7)	24,056	11,266	66,415
Adjusted Net Loss from continuing operations	$(14,835)	$(75,858)	$(162,551)
Adjusted Net Loss from continuing operations per share	$(0.04)	$(0.20)	$(0.47)
Diluted weighted-average common shares outstanding	391,707	383,733	346,567

Loss from continuing operations	$(255,490)	$(271,548)	$(491,538)
Adjustments:
Depreciation and amortization of property and equipment(1b)	63,573	64,231	70,782
Amortization of capitalized implementation costs(1c)	11,423	12,698	17,400
Acquisition-related amortization(1a)	30,924	32,592	33,035
Restructuring and other costs(2)	54,426	11,653	72,096
Interest expense, net	447,829	453,274	396,598
Other, net(3)	(391)	20,628	(13,017)
Loss on extinguishment of debt, net	90,680	37,994	108,577
Disposition-related costs(4)	955	3,923	2,336
Litigation costs, net(5)	—	6,875	1,387
Indirect tax matters(6)	(5,656)	21,732	11,451
Stock-based compensation	45,661	49,027	46,707
Provision for income taxes	16,256	4,107	33,645
Adjusted EBITDA	$500,190	$447,186	$289,459
The following tables present information from our statements of cash flows and set forth the reconciliation of Free Cash Flow to cash provided by operating activities, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash (used in) provided by operating activities	$(108,864)	$70,249	$67,369
Cash used in investing activities	(73,820)	(24,993)	(91,456)
Cash (used in) provided by financing activities	(685,751)	39,572	(94,219)

	Year Ended December 31,
	2025	2024	2023
Cash (used in) provided by operating activities	$(108,864)	$70,249	$67,369
Additions to property and equipment	(82,887)	(79,527)	(80,920)
Free Cash Flow	$(191,751)	$(9,278)	$(13,551)
________________________________
(1)Depreciation and amortization expenses:
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

(2)Restructuring and other costs for 2025 primarily represents charges related to the inflation offset program we began implementing in 2026 and in the prior periods, charges and adjustments to charges associated with the cost reduction plan we began implementing in the second quarter of 2023. See Note 5. Restructuring Activities to our consolidated financial statements.
(3)Other, net includes $18 million of transition services agreement income, net, in 2025, $13 million of debt modification costs in 2025, a gain on the sale of assets of $5 million recognized in 2025, $21 million of debt modification costs in 2024, non-operating gains recognized in 2023, and the impacts of realized and unrealized gains and losses from our investments in securities in 2023 and 2024. In addition, all periods presented include non-operating gains and losses as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4)Disposition-related costs represent fees and expenses incurred associated with disposition-related activities.
(5)Litigation costs, net represent charges associated with antitrust litigation.
(6)Indirect tax matters represents charges and adjustments to charges associated with certain DST related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 18. Commitments and Contingencies to our consolidated financial statements.
(7)The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	2,770,983	2,744,845	2,642,077
Cost of revenue, excluding technology costs	1,206,987	1,146,275	1,076,241
Technology costs	711,100	780,749	950,726
Selling, general and administrative	557,401	575,972	582,887
Operating income	295,495	241,849	32,223
Interest expense, net	(447,829)	(453,274)	(396,598)
Loss on debt extinguishment, net	(90,680)	(37,994)	(108,577)
Equity method income	3,389	2,606	2,042
Other, net	391	(20,628)	13,017
Loss from continuing operations before income taxes	(239,234)	(267,441)	(457,893)
Provision for income taxes	16,256	4,107	33,645
Loss from continuing operations	$(255,490)	$(271,548)	$(491,538)
Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Revenue	$2,770,983	$2,744,845	$26,138	1%
Revenue increased $26 million, or 1%, for the year ended December 31, 2025 compared to the prior year, primarily due to:
•a $43 million increase, or 2%, in distribution revenue driven by a $29 million increase in other revenue, and a $14 million increase in transaction-based revenue due to favorable rate impacts and an increase in volumes; partially offset by,
•a $17 million, or 3%, decrease in IT solutions revenue driven by a $15 million decrease due to the impact of de-migrations from carriers who de-migrated prior to 2024, a $7 million decrease due to revenue recognized in the prior year from changes in facts and circumstances associated with certain carriers and a $2 million decrease in license fee revenue, partially offset by a $7 million increase due to volume growth.

Cost of revenue, excluding technology costs

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$1,206,987	$1,146,275	$60,712	5%
Cost of revenue, excluding technology costs, increased $61 million, or 5%, for the year ended December 31, 2025 compared to the prior year. The increase was primarily driven by a $56 million increase in incentive consideration due to an increase in rates and customer mix, and a $7 million increase due to a restructuring charge associated with the inflation offset program accrued in the current period.
Technology Costs

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Technology costs	$711,100	$780,749	$(69,649)	(9)%
Technology costs decreased $70 million, or 9%, for the year ended December 31, 2025 compared to the prior year. The decrease was primarily driven by a $69 million decrease in labor and professional services primarily due to the cost reduction plan we implemented in prior periods and a reduction in variable-based compensation, an $18 million decrease in hosting costs due to cost savings related to our cloud migrations, and a $2 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software, partially offset by a $21 million increase due to a restructuring charge associated with the inflation offset program accrued in the current period.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Selling, general and administrative	$557,401	$575,972	$(18,571)	(3)%
Selling, general and administrative expenses decreased $19 million, or 3%, for the year ended December 31, 2025 compared to the prior year primarily due to a $13 million decrease in tax litigation reserves as a result of final settlement, a $13 million decrease in indirect taxes, a $7 million decrease primarily due to a sales tax refund in 2025 related to prior tax periods, a $7 million decrease due to savings related to our cloud migration, a $5 million decrease due to a litigation reserve in the prior year that did not reoccur in the current year, and a $1 million decrease in other ongoing business expenses. These decreases were partially offset by a $21 million increase due to a restructuring charge associated with the inflation offset program accrued in the current period and a $10 million increase in labor and professional services primarily to support our growth initiatives, partially offset by a reduction in variable-based compensation.
Interest expense, net

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Interest expense, net	$447,829	$453,274	$(5,445)	(1)%
Interest expense decreased $5 million, or 1%, for the year ended December 31, 2025 compared to the same period in the prior year primarily due to lower principal balances as a result of the payoff of debt at maturity and lower interest incurred in connection with our debt. See Note 10. Debt to our consolidated financial statements for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in all periods presented.
Loss on Extinguishment of Debt, net
We recognized a loss on extinguishment of debt of $91 million during the year ended December 31, 2025 as a result of the refinancing activity that occurred in the second and fourth quarters of 2025. We recognized a loss on extinguishment of debt of $38 million during the year ended December 31, 2024, as a result of the refinancing activity that occurred in the first quarter of 2024. See Note 10. Debt to our consolidated financial statements for further details regarding these debt transactions.

Other, net

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Other, net	$(391)	$20,628	$(21,019)	102%
Other, net decreased $21 million for the year ended December 31, 2025 compared to the same period in the prior year primarily due to $18 million of transition services agreement income, net, associated with the Hospitality Solutions disposition in the current year, a decrease of $8 million in debt modification costs from $21 million in 2024 to $13 million in 2025, and a gain on the sale of assets of $5 million recognized in the current year period, partially offset by a $4 million increase in realized and unrealized foreign currency exchange losses in the current period, a fair value gain from our investments in securities of $3 million recognized in the prior year period, and a $1 million change in other non-operating expense from prior year. See Note 12. Fair Value Measurements to our consolidated financial statements for further details regarding our investments in securities and Note 10. Debt to our consolidated financial statements for further details regarding debt transactions.
Provision for Income Taxes

	Year Ended December 31,
	2025	2024	Change

	(Amounts in thousands)
Provision for income taxes	$16,256	$4,107	$12,149	296%
For the year ended December 31, 2025, we recognized $16 million of income tax expense from continuing operations compared to an income tax expense of $4 million for the year ended December 31, 2024. The effective tax rate decreased for the year ended December 31, 2025, as compared to the prior year primarily due to the impact of the change in valuation allowance recorded in the current period and various discrete items recorded in each of the respective years. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Revenue	$2,744,845	$2,642,077	$102,768	4%
Revenue increased $103 million, or 4%, for the year ended December 31, 2024 compared to the prior year, primarily due to:
•a $117 million, or 6%, increase in transaction-based distribution revenue due to favorable rate impacts from travel supplier mix and a 2% increase in direct billable bookings to 363 million; partially offset by,

•a $14 million, or 2%, decrease in IT solutions revenue driven by a $35 million decline in revenue from customers that have de-migrated from our systems, including the impact of termination fees from a certain carrier in the prior year. This decrease was partially offset by an increase of $15 million due to volume growth, excluding the impact of customers that have de-migrated, a $3 million increase in revenue recognized due to changes in facts and circumstances associated with certain carriers and a $3 million increase in other revenue.
Cost of revenue, excluding technology costs

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$1,146,275	$1,076,241	$70,034	7%
Cost of revenue, excluding technology costs, increased $70 million, or 7%, for the year ended December 31, 2024 compared to the prior year. The increase was primarily driven by an $88 million increase in incentive consideration due to an increase in rates as well as higher transaction volumes. This increase was partially offset by a $12 million decrease in restructuring costs and a $1 million decrease in labor and professional services, both driven by our cost reduction plan, as well as a $5 million decrease in depreciation and amortization expense primarily due to the acceleration of amortization of certain customer implementation costs in the prior year period, in connection with a customer de-migrating from our systems and a $1 million decrease in stock-based compensation primarily due to forfeitures of unvested shares.
Technology Costs

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Technology costs	$780,749	$950,726	$(169,977)	(18)%
Technology costs decreased $170 million, or 18%, for the year ended December 31, 2024 compared to the prior year. The decrease was primarily due to an $82 million decrease in labor and professional services driven by our cost reduction plan, a $65 million decrease in technology costs due to cost savings related to our cloud migrations, a $16 million decrease in restructuring costs driven by our cost reduction plan, and an $8 million decrease in depreciation and amortization primarily due to the completion of amortization of certain capitalized internal use software.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Selling, general and administrative	$575,972	$582,887	$(6,915)	(1)%
Selling, general and administrative expenses decreased $7 million, or 1%, for the year ended December 31, 2024 compared to the prior year. The decrease was primarily driven by a $25 million decrease in restructuring costs and a $3 million decrease in labor and professional services, both driven by our cost reduction plan. These decreases were partially offset by a $10 million increase in indirect taxes, a $5 million increase in a litigation reserve, a $4 million increase in stock-based compensation primarily due to forfeitures of unvested shares in the prior year and a $3 million decrease due to costs associated with investment in our internal business systems in the prior year.
Interest expense, net

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Interest expense, net	$453,274	$396,598	$56,676	14%
Interest expense increased $57 million, or 14%, for the year ended December 31, 2024 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2024. See Note 10. Debt to our consolidated financial statements for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in all periods presented.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $38 million during the year ended December 31, 2024 as a result of the refinancing activity that occurred in the first quarter of 2024. We recognized a loss on extinguishment of debt of $109 million during the year ended December 31, 2023, including a loss on extinguishment of debt of $121 million as a result of the financing activity that occurred in the third quarter of 2023, partially offset by a gain on extinguishment of debt of $13 million as a result of the financing activity that occurred in the second quarter of 2023. See Note 10. Debt to our consolidated financial statements for further details regarding these debt transactions.
Other, net

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Other, net	$20,628	$(13,017)	$33,645	(258)%

Other, net increased $34 million for the year ended December 31, 2024 compared to the same period in the prior year primarily due to $21 million in debt modification costs associated with the financing activity that occurred in the fourth quarter of 2024, a $16 million increase primarily due to other non-operating gains recognized in the prior year and a $2 million increase due to realized and unrealized foreign currency exchange losses in the current period. This increase is partially offset by changes in realized and unrealized gains and losses from our investments in securities from a loss of $2 million in the prior year period to a gain of $3 million in the current year period. See Note 12. Fair Value Measurements to our consolidated financial statements for further details regarding our investments in securities and Note 10. Debt to our consolidated financial statements for further details regarding debt transactions.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023	Change

	(Amounts in thousands)
Provision for income taxes	$4,107	$33,645	$(29,538)	(88)%
For the year ended December 31, 2024, we recognized $4 million of income tax expense from continuing operations compared to an income tax expense of $34 million for the year ended December 31, 2023. The effective tax rate increased for the year ended December 31, 2024, as compared to the prior year primarily due to the impact of the change in valuation allowance recorded in the current period and various discrete items recorded in each of the respective years. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of December 31, 2025 and 2024, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$791,555	$724,479
Outstanding balance under the AR Facility(1)	82,000	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	10,963	12,535
Available under the bilateral letter of credit facility	9,037	7,465
______________________
(1)AR Facility (as defined below) does not include the FILO Facility (as defined below).
As of December 31, 2025, we had $82 million outstanding under the AR Facility. The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 10. Debt to our consolidated financial statements.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of December 31, 2025 and 2024. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of December 31, 2025 and 2024 and $98 million in restricted cash for purposes of redeeming the 8.625% senior secured notes due 2027, in 2026, on our consolidated balance sheet as of December 31, 2025.

Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. We have experienced volume growth that has generally leveled off, which may continue into the future and could impact our rate of growth. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months, including the aggregate payment of approximately $248 million of principal due or committed to be redeemed early under our current debt facilities.
In 2024 and 2025, we refinanced and extended the maturity date on portions of our debt, which increased our interest rates at the time of these transactions and reduced our liquidity due to our utilizing cash from our balance sheet. In addition, during this period, we repaid debt using cash from our balance sheet of $96 million. Further, we used proceeds of $822 million from the sale of Hospitality Solutions to pay down debt and added approximately $135 million of cash to the balance sheet, in accordance with the terms of the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"). We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. The 2026 Exchangeable Notes (as defined below) of $150 million mature in August 2026 and the Securitization Facility (as defined below) of $202 million matures in March 2027. No further maturities occur until 2029.
We have announced that we are implementing a program in 2026, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Costs associated with this program are expected to be approximately $65 million, with the majority of disbursements occurring in 2026. We are currently evaluating measures to enhance our financial position, which may include implementing additional refinancings, profit improvement initiatives, and other operational efficiencies; these actions may result in the incurrence of initial upfront costs.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. Cash provided by operations for full year 2026 is expected to be approximately $10 million and free cash flow is expected to be approximately negative $70 million, driven primarily by the impact of restructuring costs associated with our inflation offset program.
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
While our business has incurred net losses on a GAAP basis, we recognized federal taxable income in 2025 based on our operating and non-operating results pursuant to the provisions of the Tax Cuts and Jobs Act that limit interest expense deduction and the annual use of net operating loss (“NOL”) carryforwards and requires companies to capitalize and amortize research and development costs. On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the effects of the OBBBA in our consolidated financial statements, and certain provisions of OBBBA, such as the reinstatement of bonus depreciation, full expensing of R&D expenses, and increases in the limitation of interest deductibility, have provided a U.S. federal cash tax benefit for 2025. Additionally, several countries, primarily Canada and in Europe, have adopted DST on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. As DSTs are proposed, enacted or changed in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.

Contractual Obligations
Our material cash requirements consist of the following contractual obligations, excluding pension obligations. See Note 17. Pension and Other Postretirement Benefit Plans to our consolidated financial statements. We had no off balance sheet arrangements during the years ended December 31, 2025, 2024 and 2023.
Debt
Our debt obligation includes all interest and principal of borrowings under our senior secured credit facilities, securitization facility, senior secured notes due 2027, 2029 and 2030 and senior exchangeable notes due 2026. Under certain circumstances, we are required to pay a percentage of the excess cash flow, if any, generated each year to our lenders which is not reflected in the amount disclosed below. Interest on the senior secured credit facilities and securitization facility is based on the Secured Overnight Financing Rate ("SOFR") rate plus a base margin and includes the effect of interest rate swaps. See Note 10. Debt to our consolidated financial statements. As of December 31, 2025, we had a total debt obligation, including interest, of $6 billion, with $734 million due within the next 12 months. For purposes of this disclosure, we have used projected SOFR for all future periods.
Lease obligations
We lease approximately 725 thousand square feet of office space in 49 locations in 37 countries. Lease payment escalations are based on fixed annual increases, local consumer price index changes or market rental reviews. We have renewal options of various term lengths in approximately 19 of our 72 leases. We have no purchase options and no restrictions imposed by our leases concerning dividends or additional debt. See Note 13. Leases to our consolidated financial statements. As of December 31, 2025, we had total lease obligations of $79 million, with $16 million due within the next 12 months.
Technology agreements
Certain agreements with technology providers, including for the provision of outsourcing services for our IT infrastructure and applications and the provision of certain cloud-based services, include minimum amounts due for the provision of those services. Contractual minimums are annual in some instances and span multiple years in other contracts. As of December 31, 2025, we had total technology agreement obligations of $2.1 billion, with $337 million due within the next 12 months. Actual payments may vary significantly from the minimum amounts calculated and include our estimated spend for those contracts with committed spend covering multiple years.
Purchase obligations
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of December 31, 2025. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. As of December 31, 2025, we had a total purchase obligation of $273 million, with $225 million due within the next 12 months.
Letters of credit
Our letters of credit consist of stand-by letters of credit, underwritten by a group of lenders and backed by cash collateral, which we primarily issue in the normal course of business. There were no claims made against any standby letters of credit during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, we had a total obligation of $11 million, with $10 million due within the next 12 months.
Uncertain tax positions
Uncertain tax positions include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control. As of December 31, 2025, we had a total obligation of $48 million. It is reasonably possible that $9 million in uncertain tax positions may be resolved in the next 12 months, due to statute of limitations expiration.
Capital Resources
As of December 31, 2025, our outstanding debt totaled $4.3 billion, which is net of debt issuance costs and unamortized discounts of $183 million. Currently approximately 10% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. See “Risk Factors—We are exposed to interest rate fluctuations." From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt.
Global capital markets experienced sustained volatility throughout 2025, driven by escalating geopolitical conflicts—including the prolonged war in Ukraine and renewed Middle East hostilities—rising trade frictions and tariff related disruptions, and continued ambiguity regarding inflation trends and the future path of U.S. monetary policy. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 term loan credit agreement governing the senior secured term loan due 2028 (the “2028 Term Loan") provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the 2028 Term Loan. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. In the first quarter of 2023, we entered into the AR Facility of up to $200 million, and in the first quarter of 2024, we increased the overall size of the AR Facility through the FILO Facility, resulting in a Securitization Facility of $235 million (as each of such terms is defined below). In December 2025, we entered into a series of transactions governing our newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”), including an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"), which provide for up to $1 billion in aggregate principal amount and requires certain covenants to ensure collateral of the applicable foreign guarantors meet certain minimum levels. The June 2029 Notes also include various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the June 2029 Notes contain customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of December 31, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility (as defined below), the June 2029 Notes and the 2025 Pari Passu Loan Agreement.
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2024, we were not required to make an excess cash flow payment in 2025, and no excess cash flow payment is expected to be required in 2026 with respect to our results for the year ended December 31, 2025. We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement.
Recent Events Impacting Our Liquidity and Capital Resources
Following the closing of the Hospitality Solutions Sale, we used the net proceeds primarily to repay a portion of our outstanding indebtedness, including repayments under our (i) 2021 Term Loan B-2 in the amount of $158 million, (ii) 2022 Term Loan B-1 in the amount of $164 million, (iii) 2022 Term Loan B-2 in the amount of $178 million, and (iv) 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement. We recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $14 million in discontinued operations within our results of operations, primarily consisting of unamortized debt issuance cost and discount associated with these prepayments. In addition, receivables related to the Hospitality Solutions business were removed from the Securitization Facility on July 3, 2025, and we repaid $23 million of the outstanding balance on our Securitization Facility.
Senior Secured Credit Facilities

On November 25, 2024, we entered into a third and fourth amendment to the Amended and Restated Credit Agreement (together, the “Term Loan B Amendments”) to which Sabre GLBL agreed to exchange $775 million of our then-existing senior secured term loans for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). We incurred no additional indebtedness as a result of this refinancing. The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the ”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under the Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the then-existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of December 31, 2025. We determined that the Term Loan B Amendments represented a debt modification and therefore we expensed all $10 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the then-existing term loans, including guarantees and security interests.
On December 9, 2025, we entered into a tenth and eleventh amendment (together, the “2025 Term Loan B Amendments”) to the Amended and Restated Credit Agreement pursuant to which Sabre GLBL agreed to exchange $347 million of the existing senior secured term loans (the “Existing Term Loans”) for $375 million of new senior secured term loans maturing on July 30, 2029 (the “2025 Term Loans”). The 2025 Term Loan B Amendments included the application of the proceeds of a new $288 million and $87 million term loan “B” facility (the “2025 Term Loan B-1” and the”2025 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $347 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange. We incurred third-party fees of approximately $5 million plus $2 million of accrued and unpaid interest, which were paid in cash, during the year ending December 31, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $5 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2025 and are included in cash flow from operations as paid. The 2025 Term Loan B-1 and 2025 Term Loan B-2 mature on July 30, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 625 basis points, or at base rate, plus an applicable margin of 525 basis points. The term SOFR for the 2025 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2025 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
On December 24, 2025, $233 million of our 2021 Term Loan B-1, $146 million of our 2021 Term Loan B-2, $135 million of our 2022 Term Loan B-1 and $113 million of our 2022 Term Loan B-2 was paid off with a portion of the proceeds borrowed under the 2025 Pari Passu Loan Agreement (as defined below). In connection with these paydowns, we recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $5 million, consisting of the write off of unamortized discount of $4 million and unamortized debt issuance costs of $1 million.
Senior Secured Notes
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our then-outstanding 7.375% senior secured notes due 2025 (the “September 2025 Notes”) and approximately $7 million of our then-outstanding 9.250% senior secured notes due 2025 (the “April 2025 Notes”) for approximately $50 million aggregate principal amount of additional 8.625% senior secured notes due 2027 (the “June 2027 Notes”) (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes issued in September 2023. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes. The April 2025 Notes and the September 2025 Notes matured and were repaid in full in the second and third quarters of 2025, respectively.

On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of the June 2027 Notes and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of the then-outstanding April 2025 Notes and approximately $4 million of the then-outstanding September 2025 Notes (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represented a debt modification and therefore, expensed $11 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under an intercompany loan agreement with Sabre Financial Borrower, LLC, which applied such amounts toward full prepayment of Sabre Financial Borrower, LLC’s 2028 Term Loan; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in new note issuance costs. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 5, 2025, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions governing Sabre FB's newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, subject to Sabre FB using the proceeds from the June 2029 Notes for an intercompany loan to Sabre GLBL. On December 5, 2025, Sabre FB borrowed the full $1 billion amount under the June 2029 Notes and lent the funds to Sabre GLBL under the 2025 Pari Passu Loan Agreement. Sabre FB’s obligations under the June 2029 Notes are required to be guaranteed on a secured basis by Sabre Financing Holdings LLC (“Sabre Financing”) and, up to an amount of $400 million certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The June 2029 Notes pay interest semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026, at a rate of 11.125% per year, and will mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were or will be redeemed in the first quarter of 2026), plus $15 million of accrued interest and $13 million of third party costs related to these transactions (refer to the 2025 Term Loan B Amendments above and December 2025 Senior Secured Exchange Transaction defined below for more details). The remaining proceeds were partially used to pay $19 million in debt issuance costs.

On December 8, 2025, Sabre GLBL exchanged approximately $379 million in principal amount of the November 2029 Notes, $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of the December 2027 Notes for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount (the "December 2025 Senior Secured Exchange Transaction"). The March 2030 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The March 2030 Notes mature on March 15, 2030. We incurred $7 million in fees, along with $11 million in accrued and unpaid interest. We determined that the December 2025 Senior Secured Exchange Transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2025 and included in cash flow from operations as paid. The March 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 for a redemption price equal to 102.156% of the aggregate principal amount of the June 2027 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On December 23, 2025, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million, which is an amount sufficient to fully pay the redemption price. The $98 million is presented in restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. The debt will be repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.
Subsequent to December 31, 2025, on January 22, 2026, we repaid the outstanding balance of our December 2027 Notes of $2 million in full, inclusive of redemption premiums and accrued and unpaid interest.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of December 31, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of December 31, 2025, we had $202 million outstanding under the Securitization Facility, consisting of $82 million under the AR Facility and $120 million outstanding under the FILO Facility.

Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with the cash management measures we undertook as a result of the market conditions caused by COVID-19. During the year ended December 31, 2025, we did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases. In addition, the terms of certain of the agreements governing our indebtedness contain covenants that, among other things, limit our ability to repurchase our common stock. See “Risk Factors—The terms of our debt covenants could limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
Cash Flows
Operating Activities
Cash used in operating activities totaled $109 million for the year ended December 31, 2025. The $179 million decrease in operating cash flow from 2024 was primarily due to payments in June 2025 of previously paid-in-kind interest and currently accrued interest of $227 million in connection with refinancing our 2028 Term Loan, partially offset by a $23 million decrease in interest payments in connection with our other debt, a $17 million decrease primarily due to payments in the prior year associated with employee retention plans and an $8 million decrease in debt modification costs associated with refinancing activity.
Cash provided by operating activities totaled $70 million for the year ended December 31, 2024. The $3 million increase in operating cash flow from 2023 was primarily due to earnings growth, a $16 million decrease in interest payments related to our debt, primarily due to the deferral of paid-in-kind interest and a $31 million decrease in severance payments made in connection with our cost reduction plan. These changes were partially offset by payments of $17 million associated primarily with employee retention plans and $19 million paid for debt modification costs associated with the refinancing activity in the fourth quarter of 2024. Additionally, 2023 benefited from several working capital initiatives, which did not repeat in 2024.
Investing Activities
For the year ended December 31, 2025, we used $83 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $9 million.
For the year ended December 31, 2024, we used $80 million of cash for capital expenditures primarily related to software developed for internal use and acquired software licenses associated with our internal billing systems, partially offset by proceeds received from the sale of investment in securities of $55 million.
Financing Activities
For the year ended December 31, 2025, we used $686 million for financing activities. Significant highlights of our financing activities included:
•payments of $1.781 billion on our 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1, 2022 Term Loan B-2, 2024 Term Loan B-1, 2024 Term Loan B-2, 2025 Term Loan B-1 and 2025 Term Loan B-2, $700 million on our 2028 Term Loan, $565 million on our June 2027 Notes, $379 million on our November 2029 Notes, $183 million on our 2025 Exchangeable Notes, $44 million on our December 2027 Notes, $23 million on our September 2025 Notes and $10 million on our April 2025 Notes;
•proceeds of $1.325 billion from the issuance of the July 2030 Notes, $347 million from the issuance of the 2025 Term Loan B-1 and B-2, $1 billion from the issuance of the June 2029 Notes, and $426 million from the issuance of the March 2030 Notes;
•payment of $89 million for debt discount and issuance costs;
•net payments of $10 million from the settlement of employee stock awards; and
•net receipts received on behalf of Hospitality Solutions under the transition services agreement of $2 million.
For the year ended December 31, 2024, cash provided by financing activities totalled $40 million. Significant highlights of our financing activities included:
•proceeds of $780 million from the issuance of the November 2029 Notes;
•payment of $509 million on the December 2027 Notes, payment of $246 million on the June 2027 Notes, payment of $21 million of the then-outstanding April 2025 Notes and payment of $4 million of the then-outstanding September 2025 Notes;
•proceeds of $775 million from the issuance of the 2024 Term Loans;
•payment of $775 million on our then-existing Term Loans;

•proceeds of $150 million from the issuance of the 2026 Exchangeable Notes;
•payment of $150 million on our then-outstanding 2025 Exchangeable Notes;
•proceeds of $120 million from the issuance of the FILO Facility;
•proceeds of $50 million from the issuance of our June 2027 Notes;
•payment of $50 million for debt discount and issuance costs;
•payment of $36 million on our then-outstanding September 2025 Notes and $7 million on our then-outstanding April 2025 Notes;
•net payment of $28 million on borrowings on our AR Facility; and
•net payments of $7 million from the settlement of employee stock awards.
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
We have included below a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. We have discussed the development, selection and disclosure of these accounting policies with our Audit Committee. Although we believe these policies to be the most critical, other accounting policies also have a significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions. For further information about our significant accounting policies, see Note 1. Summary of Business and Significant Accounting Policies to our consolidated financial statements.
Revenue Recognition and Multiple Performance Obligation Arrangements
Our agreements with our customers may have multiple performance obligations which generally include software solutions through SaaS and hosted delivery, professional service fees and implementation services. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time. These multiple performance obligation arrangements involve judgments, including estimating the selling prices of goods and services, estimating the total contract consideration and allocating amounts to each distinct performance obligation and forecasting future volumes.
Revenue recognition from our IT Solutions products requires significant judgments such as identifying distinct performance obligations including material rights within an agreement, estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, and forecasting future volumes. For a small number of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods. Unimplemented performance obligations lead to deferral of revenue as contract liabilities. At times, we must use judgment to estimate the implementation date and products the customer will select. The ultimate outcome of these performance obligations may result in significant changes in contract liabilities in future periods.
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
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets are reviewed for recoverability on a periodic basis based on a review of impairment indicators. Deferred customer advances and discounts are reviewed for recoverability based on future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. These assets are directly supported by estimates of Passengers Boarded and booking volumes for specific customers over their remaining contractual terms. Due to the long-term nature of the relevant contracts, recovery of these assets is not sensitive to near-term declines in volumes. For the year ended December 31, 2025, impairment of these assets as a result of the related contracts becoming uncollectable, modified or canceled was immaterial. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Goodwill and Intangible Assets
We have one reporting unit associated with our continuing operations, such that our consolidated balance sheet represents our reporting unit balance sheet.
We evaluate goodwill for impairment on an annual basis or when impairment indicators exist. We begin our evaluation with a qualitative assessment of whether it is more likely than not that our reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. Our qualitative assessments consider a variety of factors, including but not limited to domestic and international economic indicators, interest rates, our financial performance, and the most recent information from the International Air Transport Association ("IATA") about global passenger traffic, which we believe to be a key assumption. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of our reporting unit to the sum of the carrying value of our assets and liabilities. If the sum of the carrying value of our assets and liabilities exceeds the estimated fair value of our reporting unit, the carrying value of our goodwill is reduced to fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The determination of fair value requires us to make significant judgments and estimates including cash flow projections and assumptions related to market participants, the principal markets, and the highest and best use of our reporting unit. Changes in the assumptions used in our impairment testing may result in future impairment losses which could have a material impact on our results of operations. As of our last quantitative test in 2023, fair value exceeded current value by more than 10% and our subsequent qualitative tests provided no indicators that it is more likely than not that fair value is less than carrying value. On July 3, 2025, we sold our Hospitality Solutions business and wrote off all related assets as a result. As Hospitality Solutions was a separate reporting unit, its departure had no direct impact to the quantitative test for the remaining reporting unit. We utilize third-party appraisal firms to assist us in determining the fair value of our reporting unit as part of performing the quantitative assessment. We did not record any goodwill impairment charges for the years ended December 31, 2025, 2024 and 2023.
Definite-lived intangible assets are assigned depreciable lives of two to thirty years, depending on classification, and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are then measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets over its fair value. We did not record material intangible asset impairment charges for the years ended December 31, 2025, 2024 and 2023.
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
When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $547 million and $57 million, respectively as of December 31, 2025. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $134 million as of December 31, 2025. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. At December 31, 2025 and 2024, we had a liability, including interest and penalty, of $48 million and $53 million, respectively, for uncertain tax positions, of which $47 million and $36 million, respectively, would affect our effective tax rate if recognized. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the provision for income taxes from continuing operations.
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
Interest Rate Risk
As of December 31, 2025, our exposure to interest rate risk relates primarily to our interest rate swaps and interest rates under our Amended and Restated Credit Agreement on our senior secured credit facilities. Offsetting some of this exposure is interest income received from our time deposits and money market funds. The objectives of our investment in time deposits and money market funds are (i) preservation of principal, (ii) liquidity and (iii) yield. If future short-term interest rates averaged 10% lower than they were during the year ended December 31, 2025, the impact to our interest income from these investments would not be material. This amount was determined by applying the hypothetical interest rate change to our average time deposits and money market funds invested.
Interest rate swaps designated as cash flow hedges outstanding at December 31, 2025 and matured during the years ended December 31, 2025, 2024 and 2023 are as follows:

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
____________________
(1) Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
Currently approximately 10% of our debt, net of cash and hedging impacts from interest rates swaps, is variable and impacted by changes in interest rates. Since outstanding balances under our senior secured credit facilities incur interest at rates based on SOFR, subject to an applicable floor, increases or decreases in short-term interest rates would impact our interest expense. If our mix of interest rate-sensitive assets and liabilities changes significantly, we may enter into additional derivative transactions to manage our net interest rate exposure. The fair value of these interest rate swaps was a net liability of $1 million and $2 million as of December 31, 2025 and 2024, respectively.
Global capital markets experienced sustained volatility throughout 2025, driven by escalating geopolitical conflicts—including the prolonged war in Ukraine and renewed Middle East hostilities—rising trade frictions and tariff related disruptions, and continued ambiguity regarding inflation trends and the future path of U.S. monetary policy. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Subject to market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. See “Risk Factors—We are exposed to interest rate fluctuations."
Foreign Currency Risk
We conduct various operations outside the United States, primarily in Asia Pacific, Europe and Latin America. Our foreign currency risk is primarily associated with operating expenses. During the year ended December 31, 2025, foreign currency operations included $117 million of revenue and $589 million of operating expenses, representing approximately 4% and 24% of our total revenue and operating expenses, respectively. During the year ended December 31, 2024, foreign currency operations included $132 million of revenue and $596 million of operating expenses, representing approximately 5% and 24% of our total revenue and operating expenses, respectively. During the year ended December 31, 2023, foreign currency operations included $135 million of revenue and $550 million of operating expenses, representing approximately 5% and 19% of our total revenue and operating expenses, respectively.
The principal foreign currencies involved include the Euro, the Indian Rupee, the British Pound Sterling, the Australian Dollar, the Polish Zloty, and the Singapore Dollar. Our most significant foreign currency denominated operating expenses is in the Euro, which comprised approximately 7% of our operating expenses for the years ended December 31, 2025 and 2024. In recent years, exchange rates between foreign currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. During times of volatile currency movements, this risk can impact our earnings. Additionally, approximately 20% of our exposure in foreign currency operating expenses is naturally hedged by foreign currency cash receipts associated with foreign currency revenue.
We are also exposed to foreign currency fluctuations through the translation of the financial condition and results of operations of our foreign operations into U.S. dollars in consolidation. These gains and losses are recognized as a component of accumulated other comprehensive income (loss) and is included in stockholders’ (deficit) equity. We recognized a net translation gain in other comprehensive income (loss) of $1 million for the year ended December 31, 2025, a loss of $1 million for the year ended December 31, 2024, and a gain of $4 million for the year ended December 31, 2023.
Credit Risk
Our customers are primarily located in the United States, Canada, Europe, Latin America and Asia, and are concentrated in the travel industry.
We generate a significant portion of our revenues and corresponding accounts receivable from services provided to the commercial air travel industry. Our other accounts receivable are generally due from other participants in the travel and transportation industry. As of December 31, 2025 and 2024, approximately $196 million, or 91%, and $184 million, or 84%, respectively, of our trade accounts receivable were attributable to services provided to the commercial air travel industry and travel agency customers. Substantially all of our accounts receivable represents trade balances. We generally do not require security or collateral from our customers as a condition of sale. See “Risk Factors—Our travel supplier customers may experience financial instability or consolidation, pursue cost reductions, change their distribution model or undergo other changes.”
We regularly monitor the financial condition of the air transportation industry. We believe the credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through clearing houses, such as the Airline Clearing House (“ACH”). As of December 31, 2025, 2024 and 2023, approximately 57%, 54%, and 53%, respectively, of our air customers make payments through the ACH, or other similar clearing houses, which accounts for approximately 88%, 89% and 82%, respectively, of transaction revenue related to air customers. ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For these carriers, we believe the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sabre Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Measurement of IT Solutions Revenue
Description of the Matter
As discussed in Note 2 of the financial statements, the Company recognized $554 million of IT Solutions revenue. IT Solutions customer agreements are long-term contracts that frequently contain multiple performance obligations. Judgment exists in determining which performance obligations are distinct and accounted for separately. These contracts also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment exists in estimating the total contract consideration and allocating amounts to each distinct performance obligation.

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
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sabre Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Sabre Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sabre Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15, and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2026

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,770,983	$2,744,845	$2,642,077
Cost of revenue, excluding technology costs	1,206,987	1,146,275	1,076,241
Technology costs	711,100	780,749	950,726
Selling, general and administrative	557,401	575,972	582,887
Operating income	295,495	241,849	32,223
Other expense:
Interest expense, net	(447,829)	(453,274)	(396,598)
Loss on extinguishment of debt, net	(90,680)	(37,994)	(108,577)
Equity method income	3,389	2,606	2,042
Other, net	391	(20,628)	13,017
Total other expense, net	(534,729)	(509,290)	(490,116)
Loss from continuing operations before income taxes	(239,234)	(267,441)	(457,893)
Provision for income taxes	16,256	4,107	33,645
Loss from continuing operations	(255,490)	(271,548)	(491,538)
Income (loss) from discontinued operations, net of tax	779,452	(7,135)	(36,402)
Net income (loss)	523,962	(278,683)	(527,940)
Net (loss) income attributable to noncontrolling interests	(655)	76	(332)
Net income (loss) attributable to Sabre Corporation	524,617	(278,759)	(527,608)
Preferred stock dividends	—	—	14,257
Net income (loss) attributable to common stockholders	$524,617	$(278,759)	$(541,865)

Basic net income (loss) per share attributable to common stockholders:
Loss from continuing operations	$(0.65)	$(0.71)	$(1.46)
Income (loss) from discontinued operations	1.99	(0.02)	(0.10)
Net income (loss) per common share	$1.34	$(0.73)	$(1.56)
Diluted net income (loss) per share attributable to common stockholders:
Loss from continuing operations	$(0.65)	$(0.71)	$(1.46)
Income (loss) from discontinued operations	1.99	(0.02)	(0.10)
Net income (loss) per common share	$1.34	$(0.73)	$(1.56)
Weighted-average common shares outstanding:
Basic	391,707	383,733	346,567
Diluted	391,707	383,733	346,567
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$523,962	$(278,683)	$(527,940)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustment	4,182	(950)	3,890
Realized foreign currency translation from divestiture of business	(3,621)	—	—
Foreign currency translation adjustments ("CTA")	561	(950)	3,890
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of $(217), $(114) and $8	4,418	166	(5,179)
Amortization of prior service credits, net of taxes of nil in all periods	(1,432)	(1,432)	(1,432)
Amortization of actuarial losses, net of taxes of nil in all periods	2,921	2,812	2,302
Net change in retirement-related benefit plans, net of tax	5,907	1,546	(4,309)
Derivatives:
Unrealized gains (losses), net of taxes of nil in all periods	84	7,170	(794)
Reclassification adjustment for realized losses (gains), net of taxes of nil in all periods	988	(7,094)	(6,652)
Net change in derivatives, net of tax	1,072	76	(7,446)
Share of other comprehensive loss of equity method investments	(449)	(495)	(326)
Other comprehensive income (loss)	7,091	177	(8,191)
Comprehensive income (loss)	531,053	(278,506)	(536,131)
Less: Comprehensive loss (income) attributable to noncontrolling interests	655	(76)	332
Comprehensive income (loss) attributable to Sabre Corporation	$531,708	$(278,582)	$(535,799)
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$791,555	$724,479
Restricted cash	118,558	21,039
Accounts receivable, net	311,870	286,601
Prepaid expenses and other current assets	74,055	76,518
Discontinued operations	—	54,581
Total current assets	1,296,038	1,163,218
Property and equipment, net of accumulated depreciation	255,323	233,785
Equity method investments	23,082	22,470
Goodwill	2,384,191	2,383,380
Acquired customer relationships, net of accumulated amortization	159,326	177,874
Other intangible assets, net of accumulated amortization	125,556	137,411
Deferred income taxes	3,874	8,113
Other assets, net	254,738	272,876
Discontinued operations	—	235,802
Total assets	$4,502,128	$4,634,929

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$260,035	$242,992
Accrued compensation and related benefits	103,521	105,533
Accrued subscriber incentives	289,095	265,065
Deferred revenues	58,413	60,200
Other accrued liabilities	256,856	186,563
Current portion of debt	245,651	230,214
Discontinued operations	—	51,207
Total current liabilities	1,213,571	1,141,774
Deferred income taxes	36,614	30,120
Other noncurrent liabilities	173,172	204,041
Discontinued operations	—	15,989
Long-term debt	4,103,208	4,834,776
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	12,057	12,928
Stockholders’ equity
Common stock: $0.01 par value; 1,000,000 authorized shares; 427,366 and 414,754 shares issued, 395,004 and 385,932 shares outstanding at December 31, 2025 and 2024, respectively	4,274	4,147
Additional paid-in capital	3,351,111	3,304,466
Treasury stock, at cost, 32,362 and 28,822 shares at December 31, 2025 and 2024, respectively	(537,197)	(526,789)
Accumulated deficit	(3,802,535)	(4,327,152)
Accumulated other comprehensive loss	(66,656)	(73,747)
Noncontrolling interest	14,509	14,376
Total stockholders’ deficit	(1,036,494)	(1,604,699)
Total liabilities and stockholders’ deficit	$4,502,128	$4,634,929
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$523,962	$(278,683)	$(527,940)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(779,452)	7,135	36,402
Payment of previously paid-in-kind interest	(199,938)	—	—
Depreciation and amortization	105,920	109,521	121,217
Loss on extinguishment of debt, net	90,680	37,994	108,577
Stock-based compensation expense	45,661	49,027	46,707
Amortization of upfront incentive consideration	38,225	34,317	34,833
Amortization of debt discount and issuance costs	28,611	26,634	20,478
Paid-in-kind interest	28,327	117,752	53,859
Other	(6,264)	6,988	(3,258)
(Gain) on sale of assets	(5,191)	—	—
Deferred income taxes	5,134	(1,802)	19,076
Provision for expected credit losses	1,869	2,194	4,954
(Gain) loss on investment fair value adjustment	—	(3,234)	2,400
Changes in operating assets and liabilities:
Accounts and other receivables	(65,288)	18,029	18,306
Prepaid expenses and other current assets	37,794	4,280	51,236
Capitalized implementation costs	(8,563)	(13,085)	(4,242)
Upfront incentive consideration	(23,712)	(9,432)	(13,942)
Other assets	(13,892)	(4,391)	128
Accrued compensation and related benefits	(18,921)	(31,246)	1,038
Accounts payable and other accrued liabilities	126,177	36,971	49,359
Deferred revenue including upfront solution fees	(20,003)	(38,720)	48,181
Cash (used in) provided by operating activities	(108,864)	70,249	67,369
Investing Activities
Additions to property and equipment	(82,887)	(79,527)	(80,920)
Proceeds from sale of assets	9,267	—	—
Other investing activities	(200)	(300)	664
Proceeds from sale of investments in securities	—	54,834	—
Purchase of investments	—	—	(11,200)
Cash used in investing activities	(73,820)	(24,993)	(91,456)
Financing Activities
Payments on borrowings from lenders	(3,686,879)	(1,750,740)	(1,573,729)
Proceeds of borrowings from lenders	3,098,196	1,755,104	1,530,473
Payments on borrowings under Securitization Facility	(123,450)	(91,300)	(108,600)
Proceeds from borrowings under Securitization Facility	123,250	183,500	218,600
Debt prepayment fees and issuance costs	(88,641)	(50,325)	(159,589)
Net payment on the settlement of equity-based awards	(10,410)	(6,667)	(5,535)
Net Receipts on Behalf under TSA	2,183	—	—
Dividends paid on preferred stock	—	—	(16,039)
Proceeds from sale of redeemable shares in subsidiary	—	—	16,000
Other financing activities	—	—	4,200
Cash (used in) provided by financing activities	(685,751)	39,572	(94,219)
Cash Flows from Discontinued Operations
Cash (used in) provided by operating activities	(21,659)	345	(11,554)
Cash provided by (used in) investing activities	1,050,242	(4,621)	(18,525)
Cash provided by (used in) discontinued operations	1,028,583	(4,276)	(30,079)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,447	(4,278)	1,706
Increase (decrease) in cash, cash equivalents and restricted cash	164,595	76,274	(146,679)
Cash, cash equivalents and restricted cash at beginning of period	745,518	669,244	815,923
Cash, cash equivalents and restricted cash at end of period	$910,113	$745,518	$669,244
Cash payments for interest	$589,045	$382,966	$394,539
Capitalized interest	$5,871	$8,056	$5,740
Non-cash additions to property and equipment	$13	$23	$—

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2022	3,290,000	$33	353,436,503	$3,534	$3,198,580	24,894,998	$(514,215)	$(3,506,528)	$(65,731)	$11,500	$(872,827)
Comprehensive loss	—	—	—	—	—	—	—	(527,608)	(8,191)	1,160	(534,639)
Preferred stock dividend(1)	—	—	—	—	—	—	—	(14,257)	—	—	(14,257)
Conversion of preferred stock to common stock	(3,290,000)	(33)	46,999,367	470	(437)	—	—	—	—	—	—
Settlement of stock-based awards	—	—	5,478,793	55	375	1,450,686	(5,909)	—	—	—	(5,479)
Stock-based compensation expense	—	—	—	—	52,015	—	—	—	—	—	52,015
Other	—	—	—	—	(632)	—	—	—	—	—	(632)
Balance at December 31, 2023	—	—	405,914,663	4,059	3,249,901	26,345,684	(520,124)	(4,048,393)	(73,922)	12,660	(1,375,819)
Comprehensive loss	—	—	—	—	—	—	—	(278,759)	177	1,716	(276,866)
Settlement of stock-based awards	—	—	8,839,013	88	(2)	2,476,800	(6,665)	—	—	—	(6,579)
Stock-based compensation expense	—	—	—	—	54,567	—	—	—	—	—	54,567
Other	—	—	—	—	—	—	—	—	(2)	—	(2)
Balance at December 31, 2024	—	—	414,753,676	4,147	3,304,466	28,822,484	(526,789)	(4,327,152)	(73,747)	14,376	(1,604,699)
Comprehensive income	—	—	—	—	—	—	—	524,617	7,091	133	531,841
Settlement of stock-based awards	—	—	12,612,965	127	(2)	3,539,950	(10,408)	—	—	—	(10,283)
Stock-based compensation expense	—	—	—	—	46,387	—	—	—	—	—	46,387
Other	—	—	—	—	260	—	—	—	—	—	260
Balance at December 31, 2025	—	$—	427,366,641	$4,274	$3,351,111	32,362,434	$(537,197)	$(3,802,535)	$(66,656)	$14,509	$(1,036,494)
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
At Sabre, we make travel happen. We are a global technology company that provides a global business-to-business travel marketplace for travel suppliers and travel buyers, including a broad portfolio of software technology products and solutions for airlines. With the disposition of our Hospitality Solutions business during 2025, we manage and report our business in one reportable segment that constitutes our consolidated results.
Recent Events—On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”), an unrelated party, pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the sale (the “Hospitality Solutions Sale”). The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheet as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. See Note 3. Discontinued Operations and Dispositions for further details.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We consolidate all majority-owned subsidiaries and companies over which we exercise control through majority voting rights. No entities are consolidated due to control through operating agreements, financing agreements or as the primary beneficiary of a variable interest entity. The consolidated financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts in the financial statements and the tables in the notes, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. All amounts in the notes reference results from continuing operations, unless otherwise indicated. We have reclassified certain amounts in the notes to the financial statements, in the prior periods, to conform to current period presentation.
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
Within our results of operations, cost of revenue, excluding technology costs, primarily consists of costs associated with the delivery and distribution of our products and services, including employee-related costs for our delivery, customer operations and call center teams, transactional-related costs, including travel agency incentive consideration for reservations made on our global distribution system ("GDS"), amortization of upfront incentive consideration, depreciation and amortization associated with capitalized implementation costs, and certain intangible assets, and costs such as stock-based compensation and restructuring charges (in applicable periods). Technology costs consist of expenses related to third-party providers and employee-related costs to operate technology operations including data processing and hosting, third-party software, other costs associated with the maintenance and minor enhancement of our technology, and depreciation and amortization associated with software developed for internal use that supports our products, assets supporting our technology platform, businesses and systems and intangible assets related to technology. Technology costs also include costs associated with our technology transformation efforts as well as certain expenses such as stock-based compensation and restructuring charges (in applicable periods). Selling, general and administrative expenses consist of professional service fees, certain settlement charges or reimbursements, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications, and depreciation and amortization associated with property and equipment, acquired customer relationships, trademarks and brand names.
Revenue Recognition
Revenue recognition is primarily driven by GDS and reservation system transactions. Timing of revenue recognition is primarily based on the consistent provision of services in a stand-ready series SaaS environment, and the amount of revenue recognized varies with the volume of transactions processed. Revenue is recognized if it is not considered probable of reversal.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Accounting Standards Codification ("ASC") 606. The transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts for GDS services have a single stand-ready series performance obligation. For IT Solutions revenue, many of our contracts may have multiple performance obligations, which generally include software and product solutions through SaaS and hosted delivery, and other service fees. We also evaluate performance obligations across multiple agreements when entered into with the same customer at or near the same time.
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
Transactional revenue
We generate distribution revenue for bookings made through our GDS (e.g., Air, and Lodging, Ground and Sea ("LGS")). GDS services link and engage transactions between travel agents and travel suppliers. Revenue is generated from contracts with the travel suppliers as each booking is made or transaction occurs and represents a stand-ready series performance obligation where our systems perform the same service each day for the customer, based on the customer’s level of usage. Distribution revenue associated with car rental, hotel transactions and other travel providers is recognized at the time the reservation is used by the customer. Distribution revenue associated with airline travel reservations is recognized at the time of booking of the reservation, net of estimated future cancellations. Cancellations prior to the day of departure are estimated based on historical and expected levels of cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates.
We generate IT Solutions revenue from our product offerings including reservation systems for full-service and low-cost carriers, commercial and operations products, agency solutions and booking data. Reservation system revenue is primarily generated based on the number of passengers boarded. Generally, customers are charged a fixed, upfront solutions fee and a recurring usage-based fee for the use of the software in a stand-ready series performance obligation. In the context of both our reservation systems and our commercial and operations products, upfront solutions fees are recognized primarily on a straight-line basis over the relevant contract term, upon cut-over of the primary SaaS solution.
Contract Assets and Deferred Customer Advances and Discounts
Deferred customer advances and discounts are amortized against revenue in future periods as the related revenue is earned. Our contract assets include revenue recognized for services already transferred to a customer, for which the fulfillment of another contractual performance obligation is required, before we have the unconditional right to bill and collect based on contract terms. Contract assets and deferred customer advances and discounts are reviewed for recoverability on a periodic basis based on a review of impairment indicators, future contracted revenues and estimated direct costs of the contract when a significant event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Impairment related to these assets as a result of the related contract becoming uncollectible, modified or canceled were immaterial for each of the years ended December 31, 2025, 2024 and 2023. Contracts are priced to generate total revenues over the life of the contract that exceed any discounts or advances provided and any upfront costs incurred to implement the customer contract.
Other revenue recognition patterns
We also provide other services including development labor or professional consulting. These services can be sold separately or with other products and services, and we may bundle multiple technology solutions in one arrangement with these other services. Revenue from other services consisting of development services that represent minor configuration or professional consulting is generally recognized over the period the services are performed or upon completed delivery. We also collect subscription fees which are recognized over the term of the contract.
We also directly license certain software to our customers where the customer obtains on-site control of the license. Revenue from software license fees is recognized when the customer gains control of the software enabling them to directly use the software and obtain substantially all of the remaining benefits. Fees for ongoing software maintenance are recognized ratably over the life of the contract. Under these arrangements, often we are entitled to minimum fees which are collected over the term of the agreement, while the revenue from the license is recognized at the point when the customer gains control, which results in current and long-term unbilled receivables for these arrangements.

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
Revenue recognition from our business requires significant judgments such as identifying distinct performance obligations including estimating the total contract consideration and allocating amounts to each distinct performance obligation, determining whether variable pricing within a contract meets the allocation objective, assessing revenue for constraint and forecasting future volumes. For a small number of our contracts, we are required to forecast volumes as a result of pricing variability within the contract in order to calculate the rate for revenue recognition. Any changes in these judgments and estimates could have an impact on the revenue recognized in future periods.
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
Incentive Consideration
Certain service contracts with significant travel agency customers contain booking productivity clauses and other provisions that allow travel agency customers to receive cash payments or other consideration. We establish liabilities for these commitments and recognize the related expense as these travel agencies earn incentive consideration based on the applicable contractual terms. Periodically, we make cash payments to these travel agencies at inception or modification of a service contract which are capitalized and amortized to cost of revenue, excluding technology costs over the expected life of the service contract, which is generally three to ten years. Deferred charges related to such contracts are recorded in other assets, net on the consolidated balance sheets. The service contracts are priced so that the airline and other booking fees generated over the life of the contract will exceed the cost of the incentive consideration provided. Incentive consideration paid to the travel agency represents a commission paid to the travel agency for booking travel on our GDS. Similar to the revenue cancellation reserve, we record a reduction to incentive expense within cost of revenue, excluding technology costs for amounts considered probable of recovery from travel agencies for incentives previously paid on cancelled bookings.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs incurred by our continuing operations totaled $9 million, $8 million and $10 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Cash and Cash Equivalents
We classify all highly liquid instruments, including money market funds and money market securities with original maturities of three months or less, as cash equivalents.
Restricted Cash
Restricted cash primarily includes $21 million of cash collateral for standby letters of credit associated with guarantees related to our bilateral letter of credit facility issued in conjunction with our Senior Secured Credit Facility and $98 million of cash restricted for purposes of redeeming the 8.625% senior secured notes due 2027, in 2026, which is subject to an irrevocable satisfaction and discharge agreement with the trustee. See Note 10. Debt for additional information.
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

The majority of our receivables are trade receivables due in less than one year. In addition to our short-term trade and unbilled receivables, our receivables also include contract assets and long-term trade unbilled receivables. See Note 2. Revenue from Contracts with Customers for more information about these financial assets. Contract assets and long-term receivables are reviewed for recoverability on a periodic basis based on a review of subjective factors and trends in collection data including the aging of our trade receivable balances with these customers and expectations of future global economic growth. Our credit risk is mitigated with carriers who use the Airline Clearing House or other similar clearing houses (“ACH”), as ACH requires participants to deposit certain balances into their demand deposit accounts by certain deadlines, which facilitates a timely settlement process. For those carriers from which we do not collect payments through the ACH, our credit risk is higher. We monitor our ongoing credit exposure for these carriers through active review of customer balances against contract terms and due dates with account management. Our activities include established collection processes, account reconciliations, dispute resolution and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. We generally do not require security or collateral from our customers as a condition of sale.
We evaluate the collectability of our receivables based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, such as bankruptcy filings or failure to pay amounts due to us or others, we specifically provide for credit losses against amounts due to reduce the recorded receivable to the amount we reasonably determine will be collected. For all other customers, we record reserves for receivables, including unbilled receivables and contract assets, based on historical experience and the length of time the receivables are past due. The estimate of credit losses is developed by analyzing historical twelve-month collection rates and assumes that economic and credit conditions existing at the balance sheet date would remain unchanged over the remaining contractual life of these assets.
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
We maintained an allowance for credit losses of approximately $18 million and $24 million at December 31, 2025 and 2024, respectively. See Note 9. Credit Losses for further considerations involved in the development of this estimate.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization, which is calculated on the straight-line basis. Our depreciation and amortization policies are as follows:

Buildings	Lesser of lease term or 35 years
Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	5 to 15 years
Equipment, general office and computer	3 to 5 years
Software developed for internal use	3 to 7 years
We capitalize certain costs related to our infrastructure, software applications and reservation systems in accordance with GAAP on software developed for internal use. Capitalizable costs consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal use computer software and (b) payroll and payroll related costs for employees who are directly associated with and who devote time to our GDS and SaaS-related development projects. Costs incurred during the preliminary project stage or costs incurred for data conversion activities and training, maintenance and general and administrative or overhead costs are expensed as incurred. Costs that cannot be separated between maintenance of, and relatively minor upgrades and enhancements to, internal use software are also expensed as incurred. See Note 7. Balance Sheet Components, for amounts capitalized as property and equipment in our consolidated balance sheets. Depreciation and amortization of property and equipment totaled $61 million, $62 million and $68 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of software developed for internal use totaled $50 million, $48 million and $55 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we capitalized $81 million, $61 million, and $71 million, respectively, related to software developed for internal use.
We also evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We did not record any property and equipment impairment charges for the years ended December 31, 2025 and 2024.
Leases
We lease certain facilities under long term operating leases. We determine if an arrangement is a lease at inception. We evaluate lessee agreements with a minimum term greater than one year for recording on the balance sheet. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other current liabilities and other noncurrent liabilities in our consolidated balance sheets. Finance lease assets are included in property and equipment with associated liabilities included in current portion of debt and long-term debt in our consolidated balance sheets. We did not have any finance lease assets for the years ended December 31, 2025 and 2024.
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
Business Divestitures
We periodically divest assets that we do not consider core to our business strategy. The carrying value of the net assets held for sale are compared to their fair value, less cost to sell, and any initial adjustments of the carrying value to fair value, less cost to sell are recorded when the held for sale criteria are met. Gains or losses associated with the disposal of assets held for sale are recorded within other, net in our consolidated statements of operations. When the net assets constitute a business, we allocate a portion of the goodwill from the related reporting unit to the carrying value of the net assets held for sale. The amount of goodwill allocated is based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.
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
We perform our annual goodwill impairment assessment as of October 1 of each year and interim assessments as required upon the identification of a triggering event. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, or if we decide to bypass the qualitative assessment, we perform a quantitative assessment comparing the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. We utilize third-party appraisal firms to assist us in determining the fair value of a reporting unit as part of performing the quantitative assessment. We have one reporting unit associated with our continuing operations. We did not record any goodwill impairment charges for the years ended December 31, 2025, 2024 and 2023. See Note 6. Goodwill and Intangible Assets for additional information.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of definite lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. If impairment indicators exist for definite-lived intangible assets, the undiscounted future cash flows associated with the expected service potential of the assets are compared to the carrying value of the assets. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible assets, no impairment charge is recorded. If our projection of undiscounted cash flows is less than the carrying value, the intangible assets are measured at fair value and an impairment charge is recorded based on the excess of the carrying value of the assets to its fair value. We did not record any intangible asset impairment charges for the years ended December 31, 2025, 2024 and 2023. See Note 6. Goodwill and Intangible Assets for additional information.
Equity Method Investments
We utilize the equity method to account for our interests in entities that we do not control but over which we exert significant influence. We periodically evaluate investments accounted for under the equity method for impairment by reviewing updated financial information provided by the investee, including valuation information from new financing transactions by the investee and information relating to competitors of investees when available. We own voting interests in various national marketing companies ranging from 20% to 49%, a voting interest of 40% in ESS Elektroniczne Systemy Spzedazy Sp. zo.o, and a voting interest of 20% in Asiana Sabre, Inc. The carrying value of these equity method investments in joint ventures amounts to $20 million and $19 million as of December 31, 2025 and 2024, respectively.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract acquisition costs related to new contracts with our customers in the form of sales commissions based on estimated contract value. These costs are capitalized and reviewed for impairment on an annual basis. We generally amortize these costs, and those for renewals, over the average contract term for those businesses, excluding commissions on contracts with a term of one year or less, which are generally expensed in the period earned and recorded within selling, general and administrative expenses.
We incur upfront costs to implement new customer contracts under our SaaS revenue model. We capitalize these costs, including (a) certain external direct costs of materials and services incurred to implement a customer contract and (b) payroll and payroll related costs for employees who are directly associated with and devote time to implementation activities. Capitalized implementation costs are amortized on a straight-line basis over the related contract term, ranging from two to ten years, as they are recoverable through deferred or future revenues associated with the relevant contract. These assets are reviewed for recoverability on a periodic basis or when an event occurs that could impact the recoverability of the assets, such as a significant contract modification or early renewal of contract terms. Recoverability is measured based on the future estimated revenue and direct costs of the contract compared to the capitalized implementation costs. See Note 7. Balance Sheet Components and Note 2. Revenue from Contracts with Customers, for additional information. Amortization of capitalized implementation costs, included in depreciation and amortization, totaled $11 million, $13 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We measure the grant date fair value of stock option awards as calculated by the Black-Scholes option-pricing model which requires certain subjective assumptions, including the expected term of the option, the expected volatility of our common stock, risk-free interest rates and expected dividend yield. The expected term is estimated by using the “simplified method” which is based on the midpoint between the vesting date and the expiration of the contractual term. We utilized the simplified method due to the lack of sufficient historical experience under our current grant terms. The expected volatility is based on the historical volatility of our stock price. The expected risk-free interest rates are based on the yields of U.S. Treasury securities with maturities appropriate for the expected term of the stock options. The expected dividend yield is based on the calculated yield on our common stock at the time of grant. No stock options were granted during the years ended December 31, 2025, 2024 and 2023.
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
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued updated guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements primarily related to the rate reconciliation and income taxes paid information. The updated standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The updated standard can be applied on a prospective basis, although retrospective application to all periods presented is permitted. We adopted this standard on a prospective basis as of December 31, 2025. See Note 8. Income Taxes for more information on the impacts from adoption.
In July 2025, the FASB issued updated guidance to simplify the application of the current expected credit loss (“CECL”) model for certain short-duration financial assets. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. We early adopted this standard for the year ended December 31, 2025, including the application of the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The adoption had no impact on our financial statements.
Recent Accounting Pronouncements
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
The following table presents our assets and liabilities with customers as of December 31, 2025 and December 31, 2024 (in thousands):

Account	Consolidated Balance Sheet Location	December 31, 2025	December 31, 2024
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$16,692	$28,112
Trade and unbilled receivables, net	Accounts receivable, net	308,825	282,173
Long-term trade unbilled receivables, net	Other assets, net	7,795	9,331
Contract liabilities	Deferred revenues / other noncurrent liabilities	96,753	107,867
_______________________________
(1) Includes contract assets of $4 million and $8 million for December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, we recognized revenue of approximately $25 million from contract liabilities that existed as of January 1, 2025. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 9. Credit Losses.
Revenue
The following table presents our revenues disaggregated by business (in thousands):

	Year Ended December 31,
	2025	2024	2023
Distribution	$2,216,990	$2,173,619	$2,057,044
IT Solutions(1)	553,993	571,226	585,033
Total Sabre Revenue	$2,770,983	$2,744,845	$2,642,077
_______________________________
(1) Includes license fee revenue recognized upon delivery to the customer of $5 million, $7 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the year ended December 31, 2025, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, is $3 million.
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
We estimate future cancellations using the expected value approach at the end of each reporting period based on the number of undeparted bookings, expected cancellations and an estimated rate. Assumptions used in our cancellation reserve include our estimate of bookings that we expect will eventually travel, as well as to the mix of those bookings between domestic and international, given the varying rates paid by airline suppliers. Our air booking cancellation reserve totaled $13 million and $11 million as of December 31, 2025 and 2024, respectively.
Contract Acquisition Costs and Capitalized Implementation Costs
We incur contract costs in the form of acquisition costs and implementation costs. Contract acquisition costs are related to new contracts with our customers in the form of sales commissions based on the estimated contract value. We incur contract implementation costs to implement new customer contracts under our SaaS revenue model. We periodically assess contract costs for recoverability, and our assessment did not result in any material impairments for the years ended December 31, 2025 and 2024. See Note 1. Summary of Business and Significant Accounting Policies for an overview of our policy for capitalization of acquisition and implementation costs.
The following table presents the activity of our acquisition costs and capitalized implementation costs for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Contract acquisition costs:
Beginning balance	$8,008	$7,847
Additions	3,016	2,835
Amortization	(2,696)	(2,674)
Ending balance	$8,328	$8,008

Capitalized implementation costs:
Beginning balance	$50,365	$50,363
Additions	8,563	13,085
Amortization	(11,423)	(12,698)
Impairment	(1,062)	(1,092)
Other	1,042	707
Ending balance	$47,485	$50,365

3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with the Buyer pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $965 million, net. Cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. We recognized a pre-tax gain on sale of $822 million (after-tax $724 million) in the third quarter of 2025, which is recorded in other, net, within discontinued operations in our consolidated statements of operations during the year ended December 31, 2025. The assets and liabilities associated with the Hospitality Solutions business are presented as discontinued operations on our consolidated balance sheet as of December 31, 2024, and the operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. Interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale as well as the related loss on extinguishment of debt is classified as discontinued operations within our results of operations in all periods presented. See Note 10. Debt for further details.
In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements ("TSA") with the Buyer, under which we provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Amounts due for transition services provided to the Hospitality Solutions business under the TSA, net of direct and incremental costs to provide the services, are recorded to other, net, within continuing operations in our consolidated statements of operations during the year ended December 31, 2025 and presented within the operating activities section of the statement of cash flows. Service charges under the TSA were approximately $39 million for the year ended December 31, 2025 and cash receipts related to the charges were approximately $33 million for the year ended December 31, 2025. Under the TSA, we also collect funds and make payments on behalf of Hospitality Solutions. These net receipts or payments are presented as Net Receipts (Payments) on Behalf under TSA within the financing activities section of the statement of cash flows.
Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our GDS for bookings which generates revenue for us. Consideration received under these revenue agreements has been assessed and determined to be at fair value. Revenue earned and cash received since the closing of the Hospitality Solutions Sale related to these agreements was approximately $25 million and $18 million, respectively for the year ended December 31, 2025. Historically, Travel Solutions recognized inter-segment revenue for bookings generated by our Hospitality Solutions business. Revenue that was previously eliminated but is now in our results of continuing operations was $35 million and $42 million for the years ended December 31, 2025 and 2024, respectively.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$174,317	$326,819	$304,168
Cost of revenue, excluding technology costs	84,732	150,562	151,874
Technology costs	41,991	85,249	85,870
Selling, general and administrative	27,025	46,698	51,750
Operating income	20,569	44,310	14,674
Other expense:
Interest expense, net	(42,070)	(56,368)	(51,281)
Loss on extinguishment of debt	(13,519)	—	—
Other, net	825,247	(960)	897
Total other expense, net	769,658	(57,328)	(50,384)
Income (loss) from discontinued operations before income taxes	790,227	(13,018)	(35,710)
Provision (benefit) for income taxes(1)	10,775	(5,883)	692
Net income (loss) from discontinued operations	$779,452	$(7,135)	$(36,402)
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
The following table presents selected financial information related to cash flows from discontinued operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash (used in) provided by operating activities	$(21,659)	$345	$(11,554)
Cash provided by (used in) investing activities	1,050,242	(4,621)	(18,525)
Cash provided by (used in) discontinued operations	$1,028,583	$(4,276)	$(30,079)
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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of December 31, 2025 and 2024, the redeemable noncontrolling interest was $12 million and $13 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Redeemable noncontrolling interest, beginning of period	$12,928	$14,375
Net loss attributable to redeemable noncontrolling interest	(871)	(1,447)
Redeemable noncontrolling interest, end of period	$12,057	$12,928
5. Restructuring Activities
We have announced that we are implementing a program in 2026, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. In connection with these efforts, we accrued restructuring costs within our consolidated statement of operations during the year ended December 31, 2025, primarily associated with our workforce. We expect to record additional restructuring charges associated with these activities in 2026, and currently estimate the total costs to be $65 million, primarily associated with our workforce.
During the year ended December 31, 2025, we accrued $51 million in connection with this program, of which $7 million is recorded within cost of revenue, excluding technology costs, $21 million is recorded within technology costs and $23 million is recorded within selling, general and administrative costs within our consolidated statement of operations. These restructuring costs are primarily comprised of amounts that will be paid in cash for severance and related benefits costs.
6. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 are as follows (in thousands):

Total Goodwill
Balance as of December 31, 2023	$2,384,480
Adjustments(1)	(1,100)
Balance as of December 31, 2024	2,383,380
Adjustments(1)	811
Balance as of December 31, 2025	$2,384,191
________________________
(1)Includes net foreign currency effects during the years ended December 31, 2025 and 2024.

The following table presents our intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired customer relationships	$956,093	$(796,767)	$159,326	$955,800	$(777,926)	$177,874
Trademarks and brand names	315,630	(197,005)	118,625	315,563	(186,376)	129,187
Purchased technology	380,867	(373,936)	6,931	379,972	(371,748)	8,224
Acquired contracts, supplier and distributor agreements	24,600	(24,600)	—	24,600	(24,600)	—
Total intangible assets	$1,677,190	$(1,392,308)	$284,882	$1,675,935	$(1,360,650)	$315,285
Amortization expense relating to intangible assets subject to amortization totaled $31 million for the year ended December 31, 2025 and $33 million for each of the years ended December 31, 2024 and 2023. Estimated amortization expense related to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows (in thousands):

2026	$31,011
2027	30,640
2028	29,894
2029	28,997
2030	26,584
2031 and thereafter	137,756
Total	$284,882

7. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid Expenses	$38,270	$37,629
Value added tax receivable	21,766	26,659
Other	14,019	12,230
Prepaid expenses and other current assets	$74,055	$76,518

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Buildings and leasehold improvements	$23,522	$25,086
Furniture, fixtures and equipment	31,908	31,631
Computer equipment	117,421	117,867
Software developed for internal use	1,806,517	1,755,336
Property and equipment	1,979,368	1,929,920
Accumulated depreciation and amortization	(1,724,045)	(1,696,135)
Property and equipment, net	$255,323	$233,785
Other Assets, Net
Other assets, net consist of the following (in thousands):

	December 31,
	2025	2024
Right-of-Use asset(1)	$57,520	$66,835
Capitalized implementation costs, net	47,485	50,365
Deferred upfront incentive consideration	58,476	61,058
Long-term contract assets and customer advances and discounts(2)	16,111	26,069
Long-term trade unbilled receivables(2)	7,795	9,331
Other	67,351	59,218
Other assets, net	$254,738	$272,876
________________________________
(1) Refer to Note 13. Leases for additional information.
(2) Refer to Note 2. Revenue from Contracts with Customers for additional information.

Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Pension and other postretirement benefits(1)	$38,904	$61,990
Deferred revenue	38,867	47,668
Lease liabilities(2)	45,393	52,516
Other	50,008	41,867
Other noncurrent liabilities	$173,172	$204,041
___________________________
(1) Refer to Note 17. Pension and Other Postretirement Benefit Plans, for additional information.
(2) Refer to Note 13. Leases, for additional information.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2025	2024
Defined benefit pension and other postretirement benefit plans	$(70,603)	$(76,510)
Unrealized foreign currency translation gain	8,757	8,196
Unrealized loss on interest rate swaps	(1,721)	(2,793)
Share of other comprehensive loss of equity method investment	(3,089)	(2,640)
Total accumulated other comprehensive loss, net of tax	$(66,656)	$(73,747)
See Note 17. Pension and Other Postretirement Benefit Plans, for information on the income statement line items affected as the result of amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans. See Note 11. Derivatives, for information on the income statement line items affected as the result of reclassification adjustments associated with derivatives.
8. Income Taxes
The components of pretax income from continuing operations, generally based on the jurisdiction of the legal entity, were as follows:

	Year Ended December 31,
	2025	2024	2023
Components of pre-tax loss:
Domestic	$(373,099)	$(363,329)	$(542,089)
Foreign	133,865	95,888	84,196
	$(239,234)	$(267,441)	$(457,893)
The provision for income taxes relating to continuing operations consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current portion:
Federal	$539	$6,804	$115
State and Local	2,995	1,746	1,024
Non U.S.	7,588	(2,641)	13,430
Total current	11,122	5,909	14,569
Deferred portion:
Federal	3,405	1,746	(1,315)
State and Local	(953)	(722)	18,332
Non U.S.	2,682	(2,826)	2,059
Total deferred	5,134	(1,802)	19,076
Total provision for income taxes	$16,256	$4,107	$33,645
The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate for the year ended December 31, 2025 as follows (in thousands, except percentages):

	Year Ended December 31, 2025

U.S. federal statutory tax rate	$(50,239)	21.0%
State and local income tax, net of federal (national) income tax effect(1)	1,859	(0.8)%
Foreign tax effects
United Kingdom	7,180	(3.0)%
Uruguay
Free trade zone incentives	(12,326)	5.2%
Other	2,148	(0.9)%
Other foreign jurisdictions	(9,551)	4.0%
Effect of cross-border tax laws
Branch income or loss	7,111	(3.0)%
Global intangible low-tax income	12,929	(5.4)%
Subpart F income inclusion	10,209	(4.3)%
Dividend received deduction	(5,611)	2.3%
Other	943	(0.4)%
Tax credits
Research tax credit	(10,794)	4.5%
Changes in valuation allowances	73,071	(30.5)%
Changes in unrecognized tax benefits	(4,674)	2.0%
Other adjustments	(5,999)	2.5%
Effective tax rate	$16,256	(6.8)%
______________________
(1)Florida, Massachusetts, Oklahoma, and Illinois represent the majority (greater than 50%) of the tax effect in this category.
The provision for income taxes relating to continuing operations differs from amounts computed at the statutory federal income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Income tax provision at statutory federal income tax rate	$(56,163)	$(96,157)
State income taxes, net of federal benefit	(4,736)	(6,465)
Impact of non U.S. taxing jurisdictions, net	(6,783)	(4,823)
Base erosion and anti-abuse tax	5,310	9,818
Employee stock based compensation	8,178	8,965
Research tax credit	(11,261)	(31,296)
Valuation Allowance	70,487	154,392
Other, net	(925)	(789)
Total (benefit) provision for income taxes	$4,107	$33,645
Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31, 2025
Federal	$5,200
State	5,029
Foreign
India	2,075
Other Foreign Jurisdictions	2,602
Cash paid for income taxes, net of refunds received	$14,906
Cash paid for income taxes was $18 million and $24 million for the years ended December 31, 2024 and 2023, respectively.

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Interest expense carryforwards	$355,202	$251,985
Software developed for internal use	159,172	198,354
Tax loss carryforwards	140,844	188,202
Tax credit carryforwards	103,103	96,135
Employee benefits other than pension	22,393	31,874
Deferred revenue	19,509	27,320
Lease liabilities	13,057	14,803
Suspended loss	14,723	14,737
Pension obligations	7,389	11,087
Accrued expenses	6,413	10,901
Incentive consideration	3,067	4,223
Other	1,751	1,324
Total deferred tax assets	846,623	850,945
Deferred tax liabilities:
Intangible assets	(67,193)	(81,467)
Non U.S. operations	(22,588)	(24,982)
Right of use assets	(12,033)	(14,126)
Unrealized gains and losses	(15,792)	(16,016)
Investment in partnership	(10,632)	(10,345)
Bond discounts	(10,346)	(2,078)
Depreciation and amortization	(3,388)	(3,255)
Total deferred tax liabilities	(141,972)	(152,269)
Valuation allowance(1)	(737,391)	(727,805)
Net deferred tax liability(2)	$(32,740)	$(29,129)
______________________
(1)The change in the valuation allowance includes movement for both continuing operations and discontinued operations.
(2)The deferred balances as of the year ended December 31, 2024 are inclusive of the discontinued operations net deferred tax liability of $7 million.
We do not consider undistributed foreign earnings to be indefinitely reinvested as of December 31, 2025, with certain limited exceptions and have not, in those cases, recorded corresponding deferred taxes. We consider the undistributed capital investments in most of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2025, and have not provided deferred taxes on any outside basis differences. The determination of the liability for the undistributed capital investments is not practicable.
As of December 31, 2025, we have U.S. federal research tax credit carryforwards of approximately $73 million, which will expire between 2038 and 2045. U.S federal NOL carryforwards are forecast to be utilized with the filing of the 2025 U.S. federal tax return. There are no U.S. federal NOLs subject to the annual limit on the ability of a corporation to use certain tax attributes (as defined in Section 382 of the Internal Revenue Code). We have state NOLs of $7 million which will expire primarily between 2028 and 2045 and state research tax credit carryforwards of $28 million which will expire between 2035 and 2045. We have $585 million of non-U.S. NOL carryforwards and $8 million of foreign tax credits related to certain non-U.S. taxing jurisdictions that are primarily from countries with indefinite carryforward periods.
We regularly review our deferred tax assets for realizability and a valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. When assessing the need for a valuation allowance, all positive and negative evidence is analyzed, including our ability to carry back NOLs to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Significant losses related to COVID-19 resulted in a three-year cumulative loss in certain jurisdictions, which represents significant negative evidence regarding the ability to realize deferred tax assets. As a result, we maintain a cumulative valuation allowance on our U.S. federal and state deferred tax assets of $547 million and $57 million, respectively as of December 31, 2025. For non-U.S. deferred tax assets of certain subsidiaries, we maintained a cumulative valuation allowance on current year losses and other deferred tax assets of $134 million as of December 31, 2025. We reassess these assumptions regularly, which could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate and could materially impact our results of operations.
It is our policy to recognize penalties and interest accrued related to income taxes as a component of the provision for income taxes from continuing operations. During the year ended December 31, 2025, we recognized a benefit of $2 million, and during the years ended December 31, 2024, and 2023, we recognized an expense of $4 million, and $12 million, respectively, related to interest and penalties. As of December 31, 2025 and 2024, we had a liability, including interest and penalties, of $48 million and $53 million, respectively, for uncertain tax positions, including cumulative accrued interest and penalties of approximately $8 million and $10 million, respectively.
A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$42,510	$52,850	$88,162
Additions for tax positions taken in the current year	1,444	4,022	6,275
Additions for tax positions of prior years	3,091	3,340	1,737
Reductions for tax positions of prior years	(3,128)	(16,265)	(19,900)
Reductions for tax positions of expired statute of limitations	(3,227)	(1,134)	(18,485)
Settlements	(358)	(303)	(4,939)
Balance at end of year	$40,332	$42,510	$52,850

    We present uncertain tax positions as a reduction to deferred tax assets for NOLs, similar tax loss or a tax credit carryforward that is available to settle additional income taxes that would result from the disallowance of a tax position, presuming disallowance at the reporting date. The amount of uncertain tax positions that were offset against deferred tax assets on our balance sheets was $19 million, $19 million, and $27 million as of December 31, 2025, 2024, and 2023 respectively, with remaining amounts recorded as a liability.
As of December 31, 2025, 2024, and 2023, the amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $40 million, $25 million, and $37 million, respectively.

    In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
United Kingdom	2023 - forward
Singapore	2021 - forward
India	2003 - forward
U.S. Federal	2020 - forward
Texas	2016 - forward
We currently have ongoing audits in India and various other jurisdictions. We do not expect that the results of these examinations will have a material effect on our financial condition or results of operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2016.

9. Credit Losses
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the year ended December 31, 2025 and 2024 for our portfolio segment is summarized as follows (in thousands):

Year Ended December 31, 2025
Balance at December 31, 2023	$31,098
Provision for expected credit losses	2,194
Write-offs	(9,492)
Other	(243)
Balance at December 31, 2024	23,557
Provision for expected credit losses	1,869
Write-offs	(7,540)
Other	67
Balance at December 31, 2025	$17,953
We regularly monitor the financial condition of the air transportation industry. The credit risk related to the air carriers’ difficulties is significantly mitigated by the fact that we collect a significant portion of the receivables from these carriers through the ACH. As of December 31, 2025, approximately 57% of our air customers make payments through the ACH which accounts for approximately 88% of transaction revenue related to air customers. For these carriers, the use of ACH mitigates our credit risk with respect to airline bankruptcies. For those carriers from which we do not collect payments through the ACH or other similar clearing houses, our credit risk is higher. We monitor these carriers and account for the related credit risk through our normal reserve policies.
10. Debt
As of December 31, 2025 and 2024, our outstanding debt included in our consolidated balance sheets totaled $4,349 million and $5,065 million, respectively, which are net of debt issuance costs of $60 million and $56 million, respectively, and unamortized discounts of $123 million and $100 million, respectively. The following table sets forth the face values of our outstanding debt as of December 31, 2025 and 2024 (in thousands):

			December 31,
	Rate	Maturity	2025	2024
Senior Secured Credit Facilities:
2021 Term Loan B-1	S(1) +3.50%	December 2027	$—	$314,860
2021 Term Loan B-2	S(1) +3.50%	December 2027	—	366,280
2022 Term Loan B-1	S(1) + 4.25%	June 2028	—	382,147
2022 Term Loan B-2	S(1) + 5.00%	June 2028	—	414,482
2024 Term Loan B-1	S(1) + 6.00%	November 2029	397,100	700,000
2024 Term Loan B-2	S(1) + 6.00%	November 2029	74,250	75,000
2025 Term Loan B-1	S(1) + 6.25%	July 2029	288,240	—
2025 Term Loan B-2	S(1) + 6.25%	July 2029	86,760	—
2028 Term Loan	RR(2) + 1.75%(3)	December 2028	—	871,611
Securitization facility:
AR Facility	S(1) + 4.00%(4)	March 2027	82,000	82,200
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
9.25% senior secured notes due 2025	9.25%	April 2025	—	10,416
4.00% senior exchangeable notes due 2025	4.00%	April 2025	—	183,220
7.375% senior secured notes due 2025	7.375%	September 2025	—	23,393
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	150,000
8.625% senior secured notes due 2027	8.625%	June 2027	91,607	656,783
11.25% senior secured notes due 2027	11.25%	December 2027	1,558	45,814
10.75% senior secured notes due 2029	10.75%	November 2029	445,715	824,714
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	—
10.75% senior secured notes due 2030	10.75%	March 2030	469,802	—
11.125% senior secured notes due 2029	11.125%	June 2029	1,000,000	—
Face value of total debt outstanding			4,532,032	5,220,920
Less current portion of debt outstanding			(247,665)	(230,704)
Face value of long-term debt outstanding			$4,284,367	$4,990,216
______________________
(1)Represents the Secured Overnight Financing Rate ("SOFR").
(2)Represents the Reference Rate as defined below.
(3)At our election, if interest is paid in cash the spread was 0.25% per annum, and in the case of interest paid-in-kind the spread was 1.75%.
(4)In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.

We had outstanding letters of credit totaling $11 million and $13 million as of December 31, 2025 and 2024, respectively. The outstanding letters of credit were secured by a $21 million cash collateral deposit account which is presented in restricted cash on our consolidated balance sheets as of December 31, 2025 and 2024.
The weighted average interest rate on our short-term borrowings, which include our 7.32% senior exchangeable notes due 2026, 8.625% senior secured notes due 2027, 11.25% senior secured notes due 2027 and the current portions of the 2025 Term Loan B-1, 2025 Term Loan B-2 and 2024 Term Loan B-2, is 7.88% as of December 31, 2025.
Interest is accrued in other accrued liabilities in our consolidated balance sheets. As of December 31, 2025 and 2024 we had $111 million and $43 million, respectively, of accrued interest within other current liabilities on our consolidated balance sheets.
Senior Secured Credit Facilities
Refinancing Transactions

On November 25, 2024, we entered into a third and fourth amendment (together, the “Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated as of February 19, 2013 (the "Amended and Restated Credit Agreement") pursuant to which Sabre GLBL agreed to exchange $775 million of our then-existing senior secured term loans for the same amount of new senior secured term loans maturing on November 15, 2029 (the “2024 Term Loans”). The Term Loan B Amendments included the application of the proceeds of a new $700 million and $75 million term loan “B” facility (the “2024 Term Loan B-1” and the”2024 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $775 million of the then-existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the Term Loan B Amendments. We incurred third-party fees of approximately $10 million plus $14 million of accrued and unpaid interest, of which $9 million and $14 million were paid in cash, respectively, during the year ending December 31, 2024. The remaining third-party fees have been paid as of December 31, 2025. We determined that the Term Loan B Amendments represented a debt modification and therefore we expensed all $10 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2024 and were included in cash flow from operations as paid. The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2024 Term Loans bear interest at term SOFR, plus an applicable margin of 600 basis points, or at base rate, plus an applicable margin of 500 basis points. The term SOFR for the 2024 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2024 Term Loans have substantially similar terms as the then-existing term loans, including guarantees and security interests.
On December 9, 2025, we entered into a tenth and eleventh amendment (together, the “2025 Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated pursuant to which Sabre GLBL agreed to exchange $347 million of the existing senior secured term loans (the “Existing Term Loans”) for $375 million of new senior secured term loans maturing on July 30, 2029 (the “2025 Term Loans”). The 2025 Term Loan B Amendments included the application of the proceeds of a new $288 million and $87 million term loan “B” facility (the “2025 Term Loan B-1” and the”2025 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $347 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange. We incurred third-party fees of approximately $5 million plus $2 million of accrued and unpaid interest,which were paid in cash, during the year ending December 31, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $5 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2025 and are included in cash flow from operations as paid. The 2025 Term Loan B-1 and 2025 Term Loan B-2 mature on July 30, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 625 basis points, or at base rate, plus an applicable margin of 525 basis points. The term SOFR for the 2025 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2025 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
On December 24, 2025, $233 million of our 2021 Term Loan B-1, $146 million of our 2021 Term Loan B-2, $135 million of our 2022 Term Loan B-1 and $113 million of our 2022 Term Loan B-2 was paid off with a portion of the proceeds borrowed under the 2025 Pari Passu Loan Agreement (as defined below). In connection with these paydowns, we recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $5 million, consisting of the write off of unamortized discount of $4 million and unamortized debt issuance costs of $1 million.
Principal Payments
As required under the terms of the credit facility, we used proceeds of $16 million from the sale of AirCentre assets to pay down the principal on the 2021 Term Loan B-2 in May 2023. We also used proceeds of $6 million from the issuance of the 2028 Term Loan (as defined below) to pay down the principal on the 2021 Term Loan B-1 and the 2021 Term Loan B-2 in June 2023. As required under the terms of the credit facility, we used proceeds of $158 million from the sale of Hospitality Solutions to pay down the principal on the 2021 Term Loan B-2 in July 2025. These payments resulted in the deferral of principal payments of the 2021 Term Loan B-1 and the 2021 Term Loan B-2 until June 2024 and maturity, respectively. In December 2025, we paid off all remaining principal balances associated with the 2021 Term Loan B-1 and the 2021 Term Loan B-2.
As required under the terms of the credit facility, we used proceeds of $32 million from the sale of AirCentre assets to pay down the principal on the 2022 Term Loan B-1 and 2022 Term Loan B-2 in May 2023. In addition, we repurchased $10 million of the 2022 Term Loan B-2 using the proceeds from the issuance of 2028 Term Loan (as defined below) in June 2023. As required under the terms of the credit facility, we used proceeds of $164 million and $178 million from the sale of Hospitality Solutions to pay down the principal on the 2022 Term Loan B-1 and 2022 Term Loan B-2, respectively, in July 2025. These principal payments resulted in the deferral of principal payments of 2022 Term Loan B-1 and 2022 Term Loan B-2 until maturity. In December 2025, we paid off all remaining principal balances associated with the 2022 Term Loan B-1 and the 2022 Term Loan B-2.
The 2024 Term Loan B-1 and 2024 Term Loan B-2 mature on November 15, 2029 and require principal payments in equal quarterly installments of 0.25% through the maturity date on which the remaining balance is due. The first principal payments on 2024 Term Loan B-1 and 2024 Term Loan B-2 were due on the last business day of March 2025. As required under the terms of the credit facility, we used proceeds of $299 million from the sale of Hospitality Solutions to pay down the principal on the 2024

Term Loan B-1 in July 2025. These payments resulted in the deferral of principal payments on the 2024 Term Loan B-1 until maturity.
The 2025 Term Loan B-1 and 2025 Term Loan B-2 mature on July 30, 2029 and require principal payments in equal quarterly installments of 0.25% through the maturity date on which the remaining balance is due. The first principal payments on 2025 Term Loan B-1 and 2025 Term Loan B-2 are due on the last business day of March 2026.
For the year ended December 31, 2025, we made $7 million of scheduled principal payments.
We are also required to pay down the term loans, by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2024, we were not required to make an excess cash flow payment in 2025, and no excess cash flow payment is expected to be required in 2026 with respect to our results for the year ended December 31, 2025.
Debt paydown related to the sale of Hospitality Solutions business
Following the closing of the Hospitality Solutions Sale on July 3, 2025, we used the net proceeds primarily to repay a portion of our outstanding indebtedness, as required and described above under Principal Payments. We recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $14 million in discontinued operations within our results of operations, primarily consisting of unamortized debt issuance cost and discount associated with these prepayments. Interest expense associated with the principal indebtedness that was repaid is classified as discontinued operations within our results of operations in all periods presented.
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of December 31, 2025, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest
Borrowings under the Amended and Restated Credit Agreement for our Senior Secured Credit Facilities bear interest at a rate equal to either, at our option: (i) the term SOFR rate plus an applicable margin for term SOFR borrowings as set forth below, or (ii) a base rate determined by the highest of (1) the prime rate of Bank of America, (2) the federal funds effective rate plus 0.50% or (3) term SOFR plus 1.00%, plus an applicable margin for base rate borrowings as set forth below. The term SOFR rate is based on SOFR for all U.S. dollar borrowings and has a floor. We have elected the one-month SOFR as the floating interest rate on our outstanding term loans that are subject to SOFR. Interest payments are due on the last day of each month as a result of electing one-month SOFR.

	Term SOFR borrowings	Base rate borrowings
	Applicable Margin	Applicable Margin
2024 Term Loan B-1	6.00%(1)	5.00%(1)
2024 Term Loan B-2	6.00%(1)	5.00%(1)
2025 Term Loan B-1	6.25%(1)	5.25%(1)
2025 Term Loan B-2	6.25%(1)	5.25%(1)
_____________________________
(1) Subject to a 0.50% floor and a SOFR adjustment factor of 0.10% for the term SOFR rate and 1.50% floor for the base rate.
Our effective interest rates on borrowings under the Amended and Restated Credit Agreement for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Year Ended December 31,
	2025	2024	2023
Including the impact of interest rate swaps	10.00%	9.71%	9.93%
Excluding the impact of interest rate swaps	9.95%	10.03%	10.21%
2028 Term Loan
On June 13, 2023, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions including a term loan credit agreement with certain lenders (the "2023 Term Loan Agreement") and an intercompany secured term loan agreement (the "2023 Pari Passu Loan Agreement"). On June 4, 2025, we repaid all outstanding balances under these agreements in conjunction with the June 2025 Refinancing (as defined below).

The 2023 Term Loan Agreement provided for a senior secured term loan (the “2028 Term Loan”) that matures on December 15, 2028 and offered us the ability to prepay subject to prepayment premiums as follows: (i) with respect to any prepayment occurring on or prior to the second anniversary of the 2023 Term Loan Agreement, a customary make-whole amount, and (ii) with respect to any prepayment occurring after the second anniversary of the 2023 Term Loan Agreement and on or prior the third anniversary of the 2023 Term Loan Agreement, 25% of the applicable interest margin assuming all interest was payable-in-kind. After the third anniversary of the 2023 Term Loan Agreement, all prepayments could have been made at par plus accrued interest.
The interest on the 2028 Term Loan was payable in cash; provided that, at our election, from the date of the agreement, until the last interest payment date occurring on or prior to December 31, 2025, the interest could have been payable-in-kind. The 2028 Term Loan bore interest at a floating rate, with interest periods ending on each successive three month anniversary of the closing date and set in arrears based on the average of the highest yield to maturity of any tranche of Sabre GLBL’s or any of its affiliates’ outstanding secured indebtedness (as defined within the 2023 Term Loan Agreement) on each of the 20 prior trading days (the “Reference Rate”), plus (i) 25 basis points for cash interest or (ii) 175 basis points for payable-in-kind interest. The all-in interest rate floor was 11.50% for cash interest and 13.00% for payable-in-kind interest and the all-in interest rate ceiling was 17.50% for cash interest and 19.00% for payable-in-kind interest. We elected interest to be payable-in-kind. Interest on the 2028 Term Loan was accrued and payable or capitalized to principal if not elected to be paid in cash, commencing on June 13, 2023, and ending on the date three months thereafter and each successive three-month anniversary thereof on September 13, December 13, March 13, and June 13 of each year. We capitalized interest for the 2028 Term Loan totaling $28 million during the six months ended June 30, 2025. We did not capitalize interest during the six months ended December 31, 2025 as we repaid all outstanding borrowings under the 2028 Term Loan on June 4, 2025 in conjunction with the June 2025 Refinancing.
Senior Secured Notes
On March 7, 2024, Sabre GLBL exchanged approximately $36 million of our then-outstanding 7.375% senior secured notes due 2025 (the “September 2025 Notes”) and approximately $7 million of our then-outstanding 9.250% senior secured notes due 2025 (the “April 2025 Notes”) for approximately $50 million aggregate principal amount of additional 8.625% senior secured notes due 2027 (the “June 2027 Notes”) (the "March 2024 Senior Secured Exchange Transaction"). No additional indebtedness was incurred as a result of the March 2024 Senior Secured Exchange Transaction, other than amounts covering exchange fees of approximately $7 million. Other than the issuance date and issue price, these additional June 2027 Notes have the same terms, form a single series with, and are fungible with the June 2027 Notes issued in September 2023. We incurred additional fees of approximately $1 million, which were funded with cash on hand. We determined that the March 2024 Senior Secured Exchange Transaction, including the impact of the exchange fees, represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2024 of approximately $7 million, primarily consisting of exchange fees related to the June 2027 Notes.
On November 25, 2024, Sabre GLBL exchanged approximately $246 million in principal amount of the June 2027 Notes and approximately $509 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $800 million of new 10.750% senior secured notes due November 2029 (the “November 2029 Notes”) (the “Initial November 2024 Exchange Transactions”). Shortly thereafter, on November 27, 2024, Sabre GLBL issued an additional approximately $25 million in aggregate principal amount of November 2029 Notes in exchange for approximately $21 million of the then-outstanding April 2025 Notes and approximately $4 million of the then-outstanding September 2025 Notes (together with the Initial November 2024 Exchange Transactions, the “November 2024 Exchange Transactions”). Other than the issuance date and issue price, these additional November 2029 notes have the same terms, form a single series with, and are fungible with the November 2029 Notes described above. The November 2029 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2025. The November 2029 Notes mature on November 15, 2029. Sabre GLBL did not receive any cash proceeds from the exchange and did not incur additional indebtedness as a result of the exchange other than $45 million of early exchange consideration on the November 2029 Notes, which was recorded as a discount. We incurred $11 million in fees, along with $31 million in accrued and unpaid interest. We determined that the November 2024 Exchange Transactions, including the impact of the early exchange consideration, represented a debt modification and therefore, expensed $11 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2024 and included in cash flow from operations as paid. The November 2029 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
The remaining April 2025 Notes of $10 million and the September 2025 Notes of $23 million matured, and were repaid in full in the second and third quarters of 2025, respectively.

On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of its outstanding principal under the 2023 Pari Passu Loan Agreement with Sabre FB, which applied such amounts toward full prepayment of Sabre FB’s 2028 Term Loan; and (ii) to repurchase $325 million in principal amount of its June 2027 Notes (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 5, 2025, Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary entered into a series of transactions governing Sabre FB's newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, subject to Sabre FB using the proceeds from the June 2029 Notes for an intercompany loan to Sabre GLBL. On December 5, 2025, Sabre FB borrowed the full $1 billion amount under the June 2029 Notes and lent the funds to Sabre GLBL under the 2025 Pari Passu Loan Agreement. Sabre FB’s obligations under the June 2029 Notes are required to be guaranteed on a secured basis by Sabre Financing Holdings LLC (“Sabre Financing”) and, up to an amount of $400 million certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The June 2029 Notes pay interest semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026, at a rate of 11.125% per year, and will mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were or will be redeemed in the first quarter of 2026), plus $15 million of accrued interest and $13 million of third party costs related to these transactions (refer to the 2025 Term Loan B Amendments above and December 2025 Senior Secured Exchange Transaction defined below for more details). The remaining proceeds were partially used to pay $19 million in debt issuance costs.
On December 8, 2025, Sabre GLBL exchanged approximately $379 million in principal amount of the November 2029 Notes, $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of the December 2027 Notes for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount (the "December 2025 Senior Secured Exchange Transaction"). The March 2030 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The March 2030 Notes mature on March 15, 2030. We incurred $7 million in fees, along with $11 million in accrued and unpaid interest. We determined that the December 2025 Senior Secured Exchange Transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2025 and included in cash flow from operations as paid. The March 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 for a redemption price equal to 102.156% of the aggregate principal amount of the June 2027 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On December 23, 2025, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million, which is an amount sufficient to fully pay the redemption price. The $98 million is presented in restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. The debt will be repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.
Subsequent to December 31, 2025, on January 22, 2026, we repaid the outstanding balance of our December 2027 Notes of $2 million in full, inclusive of redemption premiums and accrued and unpaid interest.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of December 31, 2025, we had $202 million outstanding under the Securitization Facility, consisting of $82 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 4.00% as of December 31, 2025, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are $1 million for the year ended December 31, 2025 and $1 million for the year ended December 31, 2024, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of December 31, 2025, $274 million of Receivables are held as assets by Sabre Securitization, consisting of $266 million of accounts receivable and $8 million of other assets, net in our consolidated balance sheets.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of December 31, 2025, we were in compliance with the financial covenants of the Securitization Facility.
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
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the 2025 Exchangeable Notes, the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the year ended December 31, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture") and, together with the 2025 Exchangeable Notes Indenture, the Exchangeable Notes Indentures). As of December 31, 2025, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.

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
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2026 Exchangeable Notes Indenture), the holders of the 2026 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2026 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2026 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of December 31, 2025, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
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
Debt issuance costs are amortized over the contractual life of the Exchangeable Notes through interest expense, within our results from continuing operations. The effective interest rate at December 31, 2025 was 8.82% for the 2026 Exchangeable Notes. The effective interest rates at December 31, 2024 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively.

The following table sets forth the carrying value of the Exchangeable Notes as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Principal	$—	$150,000	$183,220	$150,000
Less: Unamortized debt issuance costs	—	1,274	414	3,311
Net carrying value	$—	$148,726	$182,806	$146,689

The following table sets forth interest expense recognized related to the Exchangeable Notes for years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	2025 Exchangeable Notes	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$2,138	$10,980	$8,629	$8,601
Amortization of issuance costs	414	2,037	1,616	1,475

Aggregate Maturities
As of December 31, 2025, aggregate maturities of our long-term debt were as follows (in thousands):

Amount
Years Ending December 31,
2026	$247,665
2027	206,500
2028	4,500
2029	2,278,565
2030	1,794,802
Total	$4,532,032
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portions and ineffective portions of the gain or loss on the derivative instruments are reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2025, we did not have any hedge components excluded from the assessment of effectiveness. Cash flow hedges are classified in the same category in the consolidated statements of cash flows as the items being hedged and gains and losses on the derivative financial instruments are reported in cash provided by (used in) operating activities within the consolidated statements of cash flows. Derivatives not designated as hedging instruments are carried at fair value with changes in fair value reflected in other, net in the consolidated statements of operations.
Interest Rate Swap Contracts—Interest rate swaps outstanding at December 31, 2025 and matured during the years ended December 31, 2025, 2024 and 2023 are as follows:

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
____________________
(1) Subject to a 0.5% floor.
(2)    Fixed fee of 1.71% effective April 30, 2022, and expiring December 30, 2022, and 3.09% effective December 31, 2022, and expiring December 31, 2023.
(3)    Fixed fee of 2.79% effective June 30, 2022, and expiring December 30, 2022, and 3.98% effective December 31, 2022, and expiring December 31, 2023.
In April 2022, we entered into an interest rate swap to hedge the first interest payments associated with $200 million of certain of our term loans under our Amended and Restated Credit Agreement for the years 2022 and 2023. In June 2022, we entered into an interest rate swap to hedge the first interest payments associated with $150 million of certain of our term loans under our Amended and Restated Credit Agreement for the years 2022 and 2023. In February 2023, we entered into a forward-starting interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the year ended 2024. In June 2023, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement related to the years 2024 and 2025. We designated these swaps as cash flow hedges. For the year ended December 31, 2025, we recognized a cash flow impact of $1 million related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows. As of December 31, 2025, we estimate that $1 million in losses will be reclassified from other comprehensive income (loss) to earnings over the next 12 months.
The estimated fair values of our derivatives designated as hedging instruments as of December 31, 2025 and 2024 are as follows (in thousands):

	Derivative (Liabilities) Assets
		Fair Value as of December 31,
Derivatives Designated as Hedging Instruments	Consolidated Balance Sheet Location	2025	2024
Interest rate swaps	Other accrued liabilities	$(1,381)	$(1,593)
Interest rate swaps	Other noncurrent liabilities	—	(673)
Total		$(1,381)	$(2,266)
The effects of derivative instruments, net of taxes, on OCI for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Amount of Gains (Losses) Recognized in OCI on Derivative, Effective Portion
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Interest rate swaps	$84	$7,170	$(794)
Total	$84	$7,170	$(794)

		Amount of Losses (Gains) Reclassified from Accumulated OCI into Income, Effective Portion
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	2025	2024	2023
Interest rate swaps	Interest expense, net	$988	$(7,094)	$(6,652)
Total		$988	$(7,094)	$(6,652)

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
Investment in securities—In May 2022, we acquired 8 million shares of Class A Common Stock, par value of $0.0001 per share, of Global Business Travel Group, Inc. ("GBT") for an aggregate purchase price of $80 million, which was included in prepaid expenses and other current assets in our consolidated balance sheets. The terms of these shares did not contain any restrictions that would impact our ability to sell the shares in the future. The fair value of our investment in GBT was based on its share price, a Level 1 input, as the stock is publicly traded on the New York Stock Exchange under the symbol GBTG. In the third quarter of 2024, we sold all 8 million shares of our investment for $55 million and recognized a net gain of $3 million for the year ended December 31, 2024. Our valuation technique used to measure the fair value of our existing investments in securities is based on the stock's publicly traded share price.
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

		Fair Value at Reporting Date Using
Assets:	December 31, 2025	Level 1	Level 2	Level 3
Money market funds	$410,493	$410,493	$—	$—
Time deposits	30,280	—	30,280	—
Investment in securities	633	633	—	—
Total assets	$441,406	$411,126	$30,280	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(1,381)	$—	$(1,381)	$—
Total liabilities	$(1,381)	$—	$(1,381)	$—
______________________
(1) See Note 11. Derivatives for further detail.

		Fair Value at Reporting Date Using
Assets:	December 31, 2024	Level 1	Level 2	Level 3
Money market funds	$425,407	$425,407	$—	$—
Time deposits	78,595	—	78,595	—
Investment in securities	555	555	—	—
Total assets	$504,557	$425,962	$78,595	$—

Liabilities:
Derivatives(1)
Interest rate swap contracts	$(2,266)	$—	$(2,266)	$—
Total liabilities	$(2,266)	$—	$(2,266)	$—
______________________
(1) See Note 11. Derivatives for further detail.
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2025 and 2024.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2025 Exchangeable Notes and 2026 Exchangeable Notes, senior secured notes due 2025, 2027, 2029 and 2030 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the 2028 Term Loan and FILO Facility were determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of December 31, 2025 and 2024.

The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025		As of December 31, 2024
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2021 Term Loan B-1	$—	$—	$303,643	$314,453
2021 Term Loan B-2	—	—	356,665	364,600
2022 Term Loan B-1	—	—	372,593	379,617
2022 Term Loan B-2	—	—	407,228	400,748
2024 Term Loan B-1	355,652	392,183	712,250	689,655
2024 Term Loan B-2	66,500	74,169	76,313	74,902
2025 Term Loan B-1	294,725	265,206	—	—
2025 Term Loan B-2	88,712	78,911	—	—
2028 Term Loan	—	—	906,020	853,788
9.25% senior secured notes due 2025	—	—	10,510	10,416
7.375% senior secured notes due 2025	—	—	23,081	23,393
4.00% senior exchangeable notes due 2025	—	—	181,322	183,220
7.32% senior exchangeable notes due 2026	133,701	150,000	172,500	150,000
8.625% senior secured notes due 2027	93,342	91,607	649,105	656,783
11.25% senior secured notes due 2027	1,609	1,548	49,400	45,253
11.125% senior secured notes due 2029	1,015,660	1,000,000	—	—
10.75% senior secured notes due 2029	379,250	422,816	853,220	774,332
10.75% senior secured notes due 2030	386,274	406,318	—	—
11.125% senior secured notes due 2030	1,114,418	1,325,000	—	—
_____________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As described in Note 1. Summary of Business and Significant Accounting Policies, we assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. Although we have not identified any triggering events or changes in circumstances that would require us to perform a goodwill impairment test, periodically, we will perform a quantitative assessment in the absence of identifying triggering events, as part of the qualitative assessment. In 2023, we elected to perform a quantitative assessment. We have not identified any triggering events or changes in circumstances since the performance of our goodwill impairment test in 2023 that would require us to perform another quantitative goodwill impairment test. We did not record any goodwill impairment charges for the year ended December 31, 2025.

13. Leases
We lease certain facilities under long-term operating leases. Operating lease assets are included in operating lease right-of-use (“ROU”) assets within other assets, net and operating lease liabilities are included in other accrued liabilities and other noncurrent liabilities in our consolidated balance sheets.
The following table presents the components of lease expense for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$16,092	$16,045
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$16,928	$16,705
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,220	$9,530

The following table presents supplemental balance sheet information related to leases (in thousands):

	December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$57,520	$66,835
Other accrued liabilities	15,248	15,285
Other noncurrent liabilities	45,393	52,516
Total operating lease liabilities	$60,641	$67,801

The following table presents other supplemental information related to leases:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	5.4	6.2
Weighted Average Discount Rate
Operating leases	7.2%	7.4%
Lease Commitments
We lease certain facilities under long term operating leases. Collectively, we lease approximately 725 thousand square feet of office space in 49 locations in 37 countries. Certain of our lease agreements contain renewal options, early termination options and/or payment escalations based on fixed annual increases, local consumer price index changes or market rental reviews. We recognize rent expense with fixed rate increases and/or fixed rent reductions on a straight line basis over the term of the lease.
Our leases have remaining minimum terms that range between one and seven years. Some of our leases include options to extend for up to ten additional years; others include options to terminate the agreement within two months. Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2026	$15,545
2027	14,237
2028	11,354
2029	11,557
2030	6,999
Thereafter	12,446
Total	72,138
Imputed Interest	(11,497)
Total	$60,641
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
We accrued $14 million of preferred stock dividends in our consolidated results of operations for the year ended December 31, 2023. During the year ended December 31, 2023, we paid cash dividends on our preferred stock of $16 million.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the "Share Repurchase Program") to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the years ended December 31, 2025, 2024 and 2023 we did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2025, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of December 31, 2025, we had $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash. See Note 10. Debt for further details. Until the 2026 Exchangeable Notes mature, we expect to settle the principal amount of the outstanding 2026 Exchangeable Notes in shares of our common stock.
15. Equity-Based Awards
As of December 31, 2025, our outstanding equity-based compensation plans and agreements include the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (the “2014 Omnibus Plan”), the Sabre Corporation 2016 Omnibus

Incentive Compensation Plan (the “2016 Omnibus Plan”), the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (the "2019 Omnibus Plan"), the 2019 Director Equity Compensation Plan (the "2019 Director Plan"), the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (the "2021 Omnibus Plan"), the 2022 Director Equity Compensation Plan (the "2022 Director Plan"), the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (the "2023 Omnibus Plan"), the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (the "2024 Omnibus Plan"), the 2024 Director Equity Compensation Plan (the "2024 Director Plan") and the Sabre Corporation 2025 Omnibus Incentive Compensation Plan (the "2025 Omnibus Plan"). Our 2025 Omnibus Plan serves as a successor to the 2024 Omnibus Plan, 2023 Omnibus Plan, the 2021 Omnibus Plan, the 2019 Omnibus Plan, the 2016 Omnibus Plan, and the 2014 Omnibus Plan, and provides for the issuance of stock options, restricted shares, restricted stock units (“RSUs”), performance-based RSU awards (“PSUs”), cash incentive compensation and other stock-based awards. Our 2024 Director Plan serves as a successor to the 2022 Director Plan and the 2019 Director Plan, and provides for the issuance of RSUs, Deferred Stock Units ("DSUs"), and stock options to non-employee Directors. Outstanding awards under all plans continue to be subject to the terms and conditions of their respective plan.
We initially reserved 20,000,000 shares of our common stock for issuance under our 2025 Omnibus Plan. We added 19,295,404 shares that were reserved but not issued under the 2014 Omnibus, 2016 Omnibus Plan, 2019 Omnibus Plan, 2021 Omnibus Plan, 2023 Omnibus Plan, and 2024 Omnibus Plan to the 2025 Omnibus Plan reserves, for a total of 39,295,404 authorized shares of common stock for issuance under the 2025 Omnibus Plan. Time-based options generally vest over a three-year period, vesting in equal annual installments, and are exercisable for up to 10 years. RSUs generally vest over a three year period, vesting in equal annual installments, and PSUs generally cliff vest at the end of three years. Vesting of PSUs is dependent upon the achievement of certain company-based performance measures. Stock-based compensation expense for all awards totaled $46 million, $49 million and $47 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. For further details on these assumptions, see Note 1. Summary of Business and Significant Accounting Policies. No stock options were granted during the year ended December 31, 2025, 2024 and 2023.
The following table summarizes the stock option award activities under our outstanding equity-based compensation plans and agreements for the year ended December 31, 2025:

		Weighted-Average
	Quantity	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2024	1,634,777	$12.01	4.6	$—
Cancelled	(36,775)	9.16
Expired	(702,249)	9.71
Outstanding at December 31, 2025	895,753	$13.94	3.4	$—
Vested and exercisable at December 31, 2025	895,753	$13.94	3.4	$—
______________________
(1)Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options awards and the closing price of our common stock of $1.36 and $3.65 on December 31, 2025 and 2024, respectively. If the aggregate intrinsic value is negative, it is assigned a nil value.
There were no options exercised during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, there was no unrecognized compensation expense associated with stock options.
The following table summarizes the activities for our RSUs for the year ended December 31, 2025:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	27,002,281	$3.65
Granted	16,589,006	2.94
Vested	(11,369,033)	4.15
Forfeited	(5,401,756)	3.16
Unvested at December 31, 2025	26,820,498	$3.09
The total fair value of RSUs vested, as of their respective vesting dates, was $47 million, $48 million, and $51 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, approximately $57 million in unrecognized compensation expense associated with RSUs will be recognized over a weighted average period of 1.8 years.

The following table summarizes the activities for our PSUs for the year ended December 31, 2025:

	Quantity	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	9,198,596	$4.50
Granted	6,105,713	3.08
Vested	(1,243,932)	9.70
Forfeited	(2,474,441)	3.66
Unvested at December 31, 2025	11,585,936	$3.37

The total fair value of PSUs vested, as of their respective vesting dates, was $10 million during the year ended December 31, 2025, $11 million during the year ended December 31, 2024, and $19 million during the year ended December 31, 2023. The recognition of compensation expense associated with PSUs is contingent upon the achievement of annual company-based performance measures and a total shareholder return modifier. During the years ended December 31, 2025, 2024 and 2023, we assessed the probability of achieving the performance measures associated with PSU awards each reporting period and, if there was an adjustment, we recorded the cumulative effect of the adjustment in that respective reporting period. As of December 31, 2025, unrecognized compensation expense associated with PSUs expected to vest totaled $7 million and $5 million for the annual measurement periods ending December 31, 2026 and 2027, respectively.
16. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Loss from continuing operations	$(255,490)	$(271,548)	$(491,538)
Less: Net income (loss) attributable to non-controlling interests	(655)	76	(332)
Less: Preferred stock dividends	—	—	14,257
Net loss from continuing operations available to common stockholders, basic and diluted	$(254,835)	$(271,624)	$(505,463)
Denominator:
Basic weighted-average common shares outstanding	391,707	383,733	346,567
Diluted weighted-average common shares outstanding	391,707	383,733	346,567
Earnings per share from continuing operations:
Basic	$(0.65)	$(0.71)	$(1.46)
Diluted	$(0.65)	$(0.71)	$(1.46)
Basic earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 2 million, 4 million and 3 million of dilutive stock options and restricted stock awards for the years ended December 31, 2025, 2024 and 2023, respectively, as their effect would be anti-dilutive given the net loss incurred in those periods. The calculation of diluted weighted-average shares excludes the impact of 2 million, 2 million, and 6 million for the years ended December 31, 2025, 2024 and 2023, respectively, of anti-dilutive common stock equivalents.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes are assumed to be converted at the beginning of each period and the 2026 Exchangeable Notes are assumed to be converted at the beginning of the 2025 period and at the issuance date of March 19, 2024 for the 2024 period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 40 million resulting common shares related to the Exchangeable Notes for the year ended December 31, 2025, 57 million resulting common shares related to the Exchangeable Notes for the year ended December 31, 2024, and 42 million resulting common shares related to the 2025 Exchangeable Notes for the year ended December 31, 2023 are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in those periods.

17. Pension and Other Postretirement Benefit Plans
We sponsor the Sabre GLBL Inc. 401(k) Savings Plan (“401(k) Plan”), which is a tax qualified defined contribution plan that allows tax-deferred savings by eligible employees to provide funds for their retirement. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 6% of eligible compensation. We recognized expenses related to the 401(k) Plan of approximately $14 million, $14 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following tables provide a reconciliation of the changes in the LPP’s benefit obligations and fair value of assets during the years ended December 31, 2025 and 2024, and the unfunded status as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$(275,336)	$(292,212)
Interest cost	(14,708)	(14,934)
Actuarial (loss) gain, net	(3,881)	6,046
Benefits paid	26,928	25,764
Benefit obligation at December 31	$(266,997)	$(275,336)
Change in plan assets:
Fair value of assets at January 1	$212,217	$218,861
Actual return on plan assets	26,796	6,550
Employer contributions	16,430	12,570
Benefits paid	(26,928)	(25,764)
Fair value of assets at December 31	$228,515	$212,217
Unfunded status at December 31	$(38,482)	$(63,119)
The actuarial loss of $4 million and gain of $6 million for the years ended December 31, 2025 and 2024, respectively, are attributable to decreases and increases, respectively, in the discount rate for each respective year. There were no settlement losses during the years ended December 31, 2025, 2024 and 2023.
The net benefit obligation of $38 million and $63 million as of December 31, 2025 and 2024, respectively, is included in other noncurrent liabilities in our consolidated balance sheets.
The amounts recognized in accumulated other comprehensive loss associated with the LPP, net of deferred taxes of $38 million as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Net actuarial loss	$(73,671)	$(81,027)
Prior service credit	1,938	3,370
Accumulated other comprehensive loss	$(71,733)	$(77,657)

The following table provides the components of net periodic benefit costs associated with the LPP and the principal assumptions used in the measurement of the LPP benefit obligations and net benefit costs for the three years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest cost(1)	$14,708	$14,934	$16,151
Expected return on plan assets(1)	(15,103)	(16,098)	(17,429)
Amortization of prior service credit(1)	(1,432)	(1,432)	(1,432)
Amortization of actuarial loss(1)	2,921	2,812	2,302
Net periodic cost (benefit)	$1,094	$216	$(408)
Weighted-average discount rate used to measure benefit obligations	5.46%	5.72%	5.38%
Weighted average assumptions used to determine net benefit cost:
Discount rate(2)	5.72%	5.38%	5.72%
Expected return on plan assets	6.10%	6.40%	6.90%
________________________________
(1) Included in other, net on our consolidated statement of operations.
(2) Discount rates are as of January 1 of the respective years.
The following table provides the pre-tax amounts recognized in other comprehensive income (loss), including the amortization of the actuarial loss and prior service credit, associated with the LPP for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Obligations Recognized in	Year Ended December 31,
Other Comprehensive Income (Loss)	2025	2024	2023
Net actuarial (gain) loss	$(4,635)	$(280)	$5,187
Amortization of actuarial loss	(2,921)	(2,812)	(2,302)
Amortization of prior service credit	1,432	1,432	1,432
Total (income) loss recognized in other comprehensive income (loss)	$(6,124)	$(1,660)	$4,317
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(5,030)	$(1,444)	$3,909
Our overall investment strategy for the LPP is to provide and maintain sufficient assets to meet pension obligations both as an ongoing business, as well as in the event of termination, at the lowest cost consistent with prudent investment management, actuarial circumstances and economic risk, while minimizing the earnings impact. Diversification is provided by using an asset allocation primarily between equity and debt securities, and real assets, in proportions expected to provide opportunities for reasonable long term returns with acceptable levels of investment risk. Fair values of the applicable assets are determined as follows:
Mutual Fund—The fair value of our mutual funds are estimated by using market quotes as of the last day of the period.
Common Collective Trusts—The fair value of our common collective trusts are estimated by using market quotes as of the last day of the period, quoted prices for similar securities and quoted prices in non-active markets.
Real Estate—For 2024, the fair value of our real estate funds are derived from the fair value of the underlying real estate assets held by the funds. These assets are initially valued at cost and are reviewed periodically utilizing available market data to determine if the assets held should be adjusted.
The basis for the selected target asset allocation included consideration of the demographic profile of plan participants, expected future benefit obligations and payments, projected funded status of the plan and other factors. The target allocations for LPP assets are 40% global equities, 15% real estate assets, 15% diversified credit, 28% liability hedging assets, and 2% cash. It is recognized that the investment management of the LPP assets has a direct effect on the achievement of its goal. As defined in Note 12. Fair Value Measurements, the following tables present the value of the LPP assets as of December 31, 2025 and 2024:

	Assets at Fair Value as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trust	$—	$54,562	$—	$54,562
Money market mutual fund	2,127	—	—	2,127
Total assets at fair value	2,127	54,562	—	56,689
Assets held at net asset value practical expedient:
Commingled funds				137,710
Real estate				34,116
Total assets held at net asset value practical expedient				171,826
Total assets				$228,515

	Assets at Fair Value as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common collective trust	$—	$172,546	$—	$172,546
Real estate	—	—	32,142	32,142
Money market mutual fund	7,529	—	—	7,529
Total assets at fair value	$7,529	$172,546	$32,142	$212,217

The following table provides a rollforward of plan assets valued using significant unobservable inputs (level 3), in thousands:

Real Estate
Ending balance at December 31, 2023	$32,569
Net distributions	(169)
Redemptions	(188)
Advisory fee	(48)
Net investment income	198
Unrealized loss	(216)
Net realized loss	(4)
Ending balance at December 31, 2024	$32,142
Net distributions	(146)
Redemptions	(398)
Advisory fee	(42)
Net investment income	187
Unrealized loss	(78)
Net realized gain	2,451
Sale of assets(1)	(34,116)
Ending balance at December 31, 2025	$—
________________________________
(1) In 2025, we repurchased the assets in a limited partnership structure. Accordingly, at December 31, 2025, the assets are no longer in Level 3 and are being reported at the net asset value practical expedient in the Real Estate Funds category.

We contributed $16 million and $13 million to fund our defined benefit pension plans during each of the years ended December 31, 2025 and 2024, respectively. Annual contributions to our defined benefit pension plans in the United States, Canada, and other jurisdictions are based on several factors that may vary from year to year. Our funding practice is to contribute the minimum required contribution as defined by law while also maintaining an 80% funded status as defined by the Pension Protection Act of 2006. Thus, past contributions are not always indicative of future contributions. Based on current assumptions, we expect to make a contribution of up to $11 million to our defined benefit pension plans in 2026.

The expected long term rate of return on plan assets for each measurement date was selected after giving consideration to historical returns on plan assets, assessments of expected long term inflation and market returns for each asset class and the target asset allocation strategy. We do not anticipate the return of any plan assets to us in 2026.
We expect the LPP to make the following estimated future benefit payments (in thousands):

Amount
2026	$27,562
2027	28,652
2028	30,378
2029	27,629
2030	25,087
2031-2035	105,003

18. Commitments and Contingencies
Purchase Commitments
In the ordinary course of business, we make various commitments in connection with the purchase of goods and services from specific suppliers. We have outstanding commitments of approximately $2.3 billion. These purchase commitments extend through 2038.
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
Indian Income Tax Litigation
Sabre Asia Pacific Pte Ltd (“SAPPL”) is currently a defendant in income tax litigation brought by the Indian Director of Income Tax (“DIT”). The dispute arose when the DIT asserted that SAPPL has a permanent establishment within the meaning of the Income Tax Treaty between Singapore and India and accordingly issued tax assessments for assessment years ending March 2000 through March 2005. SAPPL appealed the tax assessments, and the Indian Commissioner of Income Tax (Appeals) returned a mixed verdict. SAPPL filed further appeals with the Income Tax Appellate Tribunal (“ITAT”). The ITAT ruled in SAPPL’s favor, finding that no income would be chargeable to tax for assessment years ending March 2000 through March 2005. The DIT appealed those decisions to the Bombay High Court and our case is pending before that court; the High Court dismissed the case for assessment years ending March 2001 through March 2004. The DIT also assessed taxes on a similar basis plus some additional issues for assessment years ending March 2006 through March 2016 and March 2018 through March 2021 and appeals for assessment years ending March 2006 through March 2016 and March 2018 through March 2021 are pending before the ITAT or the High Court depending on the year.
If the DIT were to fully prevail on outstanding claims against us, that have not been dismissed, including SAPPL, and other group companies, we could be subject to taxes, interest and penalties of approximately $21 million as of December 31, 2025. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
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

VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of December 31, 2025, we do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results from continuing operations.
19. Segment Information
As a result of the Hospitality Solutions Sale, we now manage and report our business in one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer and President, in deciding how to allocate resources and assess performance. Our CODM reviews financial information presented on a consolidated basis to monitor budget versus actual results for purposes of allocating resources and evaluating financial performance. Our measure of segment profit and loss is net income (loss), as reported on our consolidated statements of operations. Our significant segment expenses, which are the expenses included in operating income, and other segment items, which includes other income (expense) and benefit from (provision for) income taxes, are included in our consolidated statements of operations. Total assets as presented on our consolidated balance sheets represent total assets considered by our CODM for any relevant operating evaluations.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. We generate revenue from our distribution activities through transaction fees for bookings on our GDS, and from our IT solutions through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees. Transaction-based revenue accounted for approximately 85% of our revenue for each of the years ended December 31, 2025, 2024 and 2023.
Our revenues and long-lived assets, excluding goodwill and intangible assets, by geographic region are summarized below. Distribution revenue is attributed to countries based on the location of the travel supplier and IT Solutions revenue is based on the location of the customer. The majority of our revenues and long-lived assets are derived from the United States, Europe, and Asia-Pacific ("APAC") as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$1,084,530	$1,012,591	$964,071
Europe	463,065	517,158	539,844
APAC	511,864	487,316	445,784
All Other	711,524	727,780	692,378
Total	$2,770,983	$2,744,845	$2,642,077

	As of December 31,
	2025	2024
Long-lived assets
United States	$281,593	$263,349
Europe	16,998	21,907
APAC	5,994	6,439
All Other	8,258	9,151
Total	$312,843	$300,846

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Annual Report on Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
On February 18, 2026, the Company announced certain executive leadership changes. Effective February 19, 2026, Garry Wiseman will be promoted from Executive Vice President and Chief Product and Technology Officer to President, Product and Engineering. Mr. Wiseman’s duties will be expanded to include leadership of innovation and agentic AI for the Company. Also effective February 19, 2026, Shawn Williams will be promoted from Executive Vice President and Chief Administrative Officer to Executive Vice President and Chief Operating Officer, leading the Company’s revenue and commercial operations functions. On February 16, 2026, Roshan Mendis, Executive Vice President and Chief Commercial Officer, informed the Company that he intends to leave the Company to accept an external position. Mr. Mendis is expected to continue to serve as Senior Advisor to the Company through his anticipated departure in the second quarter of 2026. Effective February 19, 2026, Andy Finkelstein will be promoted to Executive Vice President and Chief Commercial Officer, Travel Marketplace. Mr. Finkelstein has served with the Company in areas of increasing responsibility since 2014, most recently serving as Senior Vice President, Global Agency Sales and Delivery.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and by Sabre that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information set forth under the following headings of our definitive Proxy Statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) is incorporated in this Item 10 by reference:
•“Certain Information Regarding Nominees for Director” under “Proposal 1. Election of Directors,” which identifies our directors and nominees for our Board of Directors.
•“Other information—Delinquent Section 16(a) Reports.”
•“Corporate Governance—Other Corporate Governance Practices and Matters—Code of Conduct,” which describes our Code of Conduct.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the subheading "Pay-Versus-Performance Table"), “Proposal 1. Election of Directors—Director Compensation Program” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” of the 2026 Proxy Statement is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement is incorporated in this Item 12 by reference.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by stockholders	39,302,187	$13.94	21,921,410
________________________
(a)Includes shares of common stock to be issued upon the exercise of outstanding options under our 2025 Omnibus Plan, 2024 Omnibus Plan, 2024 Director Plan, 2023 Omnibus Plan, 2022 Director Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2019 Director Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan. Also includes 38,406,434 restricted share units under our 2025 Omnibus Plan, 2024 Omnibus Plan, 2023 Omnibus Plan, 2021 Omnibus Plan, 2019 Omnibus Plan, 2016 Omnibus Plan, and 2014 Omnibus Plan (including shares that may be issued pursuant to outstanding performance-based restricted share units, assuming the target award is met; actual shares may vary, depending on actual performance).
(b)Excludes restricted share units which do not have an exercise price.
(c)Excludes securities reflected in column (a).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance—Board Composition and Director Independence” of the 2026 Proxy Statement is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the headings “Principal Accounting Firm Fees” and “Audit Committee Approval of Audit and Non-Audit Services” of the 2026 Proxy Statement is incorporated in this Item 14 by reference.

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

3.1
Fourth Amended and Restated Certificate of Incorporation of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2024).

3.2
Eighth Amended and Restated Bylaws of Sabre Corporation (incorporated by reference to Exhibit 3.2 of Sabre Corporation's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024).

4.1
Indenture, dated as of September 7, 2023 among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

4.2
Form of 8.625% Senior Secured Notes due 2027 incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

4.3
First Supplemental Indenture, dated as of March 7, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2024).

4.4
Indenture, dated as of March 19, 2024, by and among Sabre GLBL Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

4.5
Form of 7.32% Exchangeable Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 and included in Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2024).

4.6
Description of Sabre Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2025).

4.7
Indenture, dated as of June 4, 2025, among Sabre GLBL, Inc, each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

4.8
Form of 11.125% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

4.9
Indenture, dated as of November 25, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

Exhibit Number	Description of Exhibits
4.10
Form of 10.750% Senior Secured Notes due 2029 (included by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

4.11
First Supplemental Indenture, dated as of November 27, 2024, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

4.12
Indenture, dated as of December 5, 2025 among Sabre Financial Borrower, LLC, each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

4.13
Form of 11.125% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

4.14
Indenture, dated as of December 8, 2025, among Sabre GLBL Inc., each of the guarantors party thereto and Computershare Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

4.15
Form of 10.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.4 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.1
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

10.3
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

10.4+
Form of Non Qualified Stock Option Grant Agreement under Sovereign Holdings, Inc. Management Equity Incentive Plan adopted June 11, 2007, as amended April 22, 2010 (incorporated by reference to Exhibit 10.9 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.5+
Sovereign Holdings, Inc. 2012 Management Equity Incentive Plan adopted September 14, 2012 (incorporated by reference to Exhibit 10.16 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014).

10.6+
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
10.10
Income Tax Receivable Agreement dated as of April 23, 2014 between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.11
Amended and Restated Stockholders’ Agreement dated as of April 23, 2014 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014).

10.12+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018).

10.13+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.49 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.14+
Form of Non Qualified Stock Option Grant Agreement under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.50 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2015).

10.15+
Form of Restricted Stock Unit Annual Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.16+
Form of Restricted Stock Unit Initial Grant Agreement for Non Employee Directors under the Sabre Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Sabre Corporation’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 26, 2014).

10.17
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

10.18+
Sabre Corporation Non-Employee Directors Compensation Deferral Plan dated October 29, 2014 (incorporated by reference to Exhibit 10.57 of Sabre Corporation’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2015).

10.19
Second Amended and Restated Stockholders’ Agreement dated as of February 6, 2015 by and among Sabre Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.58 of Sabre Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2015).

10.20+
Sabre Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

10.21+
Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016).

10.22+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.23+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.45 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).

10.24
Joinder Agreement to Second Amended and Restated Stockholders' Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.66 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

10.25
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated January 5, 2016, by Sovereign Co-Invest II, LLC (incorporated by reference to Exhibit 10.67 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2016).

Exhibit Number	Description of Exhibits
10.26+
Sabre Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2017).

10.27+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.37 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.28+
Form of Non-Qualified Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.38 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.29+
Form of Chairman of the Board Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.58 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2018).

10.30+
Form of Global Form of Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.61 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.31+
Form of Global Form of Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.62 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2018).

10.32+
Form of Restricted Stock Unit Agreement under the Sabre Corporation the 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 of Sabre Corporation’s Quarterly Report on Form-1Q filed with the Securities and Exchange Commission on May 1, 2019).

10.33+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.34+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.35+
Form of Non-Executive Chairman Restricted Stock Unit Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.36+
Form of Non-Employee Director Restricted Stock Unit Annual Grant Agreement under the Sabre Corporation 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.72 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2019).

10.37+
Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.38+
Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019).

10.39+
Form of Executive Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.75 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.40+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.76 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.41+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan. incorporated by reference to Exhibit 10.77 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2019).

10.42
Payment and Termination Agreement, dated December 18, 2019 by and between Sabre Corporation and Sovereign Manager Co-Invest, LLC (incorporated by reference to Exhibit 10.78 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020)

Exhibit Number	Description of Exhibits
10.43+
Form of Award Agreement for Long-Term Cash Program under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2020).

10.44+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.80 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.45+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.81 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.46+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.82 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.47+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.83 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2020).

10.48+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.84 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.49+
Form of Executive Officer Stock Option Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.85 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.50+
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

10.52+
Form of Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.88 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.53+
Form of Executive Officer Restricted Stock Unit Grant Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.89 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.54+
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Initial Grant) under the Sabre Corporation 2019 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.90 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.55+
Letter Agreement by and between Sabre Corporation and Roshan Mendis, dated June 2, 2020 (incorporated by reference to Exhibit 10.91 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020).

10.56+
Letter Agreement between Sabre Corporation and Shawn Williams dated July 15, 2020 (incorporated by reference to Exhibit 10.94 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020).

10.57+
Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2021).

10.58+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.99 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.59+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.100 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.60+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.101 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

10.61+
Form of Executive Restricted Stock Unit Agreement under the Sabre Corporation 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.102 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021).

Exhibit Number	Description of Exhibits
10.62
Sales Agreement, dated August 19, 2021, by and between Sabre Corporation and BofA Securities, Inc., Citigroup Global Markets Inc. and Mizuho Securities USA LLC (incorporated by reference to Exhibit 1.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2021).

10.63+
Employment Agreement, by and between Sabre Global Technologies Limited and Roshan Mendis, effective from January 1, 2022 (incorporated by reference to Exhibit 10.113 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022).

10.64+
Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.65+
Offer Letter by and between Sabre Corporation and Mike Randolfi, effective August 22, 2022 (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022).

10.66+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.110 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.67+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2021 Omnibus Incentive Compensation Plan (incorporated by reference to the Exhibit 10.111 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022).

10.68+
Offer Letter by and between Sabre Corporation and Garry Wiseman effective August 1, 2022 (incorporated by reference to Exhibit 10.114 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022).

10.69
Receivables Financing Agreement, dated as of the Closing Date, among the SPE, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as initial servicers, the Administrative Agent, the lenders party thereto, and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.70+
Offer Letter by and between Sabre and Kurt Ekert, dated February 28, 2023. (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2023).

10.71
Sale and Contribution Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC, Sabre GLBL Inc., GetThere L.P., Radixx Solutions International, Inc. and Prism Group, Inc. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.72
English Sale Agreement, dated as of March 30, 2023, by and among Sabre Securitization, LLC and Sabre Global Technologies Limited (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2023).

10.73+
Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

10.74+
Form of Non-Employee Director Restricted Unit Grant Agreement under the Sabre Corporation 2022 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.123 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.75+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.124 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.76+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2023 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.125 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2023).

10.77
Pledge and Security Agreement, dated as of September 7, 2023, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2023).

10.78
First Amendment to Receivables Financing Agreement, dated as of March 29, 2024, among Sabre Securitization, LLC, as borrower, Sabre Corporation, as parent, Sabre GLBL, Inc. and Sabre Global Technologies Limited, as servicers, PNC Bank, National Association, as administrative agent and Class A Lender Representative, Centerbridge Credit CS, L.P., as Class B Lender Representative, the lenders party thereto, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2024).

Exhibit Number	Description of Exhibits
10.79+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Sabre Corporation 2024 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.143 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.80+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.144 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.81+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2024 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.145 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2024).

10.82+
Offer letter by and between Sabre Corporation and Rochelle Boas effective October 14, 2024 (incorporated by reference to Exhibit 10.146 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024).

10.83
Pledge and Security Agreement, dated as of November 25, 2024, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.84
Third Term Loan B Extension Amendment to Amended and Restated Credit Agreement, dated as of November 25, 2024, among Sabre Holdings Corporation, Sabre GLBL Inc., the other loan parties thereto, Bank of America, N.A. as administrative agent, and the Term B Lenders party thereto (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.85+
Sabre Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2025).

10.86+
Offer letter by and between Sabre Corporation and Jennifer Catto effective February 4, 2025 (incorporated by reference to Exhibit 10.148 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2025).

10.87
Stock Purchase Agreement dated as of April 27, 2025 by and among Whitney Merger Sub, Inc., Sabre GLBL, Inc., Sabre Corporation and Sabre HS Inc. (incorporated by reference to Exhibit 2.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

10.88+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.150 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025).

10.89+
Form of Executive Restricted Stock Unit Grant Agreement under the Sabre Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.151 of Sabre Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025.

10.90
Pledge and Security Agreement, dated as of June 4, 2025, among Sabre GLBL, Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025).

10.91
Pledge and Security Agreement, dated as of December 5, 2025, among Sabre Financial Borrower, LLC, Sabre Financing Holdings and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.92
First Lien Pari Passu Credit Agreement, dated as of December 5, 2025 among Sabre GLBL Inc., as borrower, Sabre Holdings Corporation, as holdings, Sabre Financial Borrower, LLC, as lender, and Wilmington Trust, National Association, as administrative agent. (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.93
Pledge and Security Agreement, dated as of December 8, 2025, among Sabre GLBL Inc., Sabre Holdings Corporation, the subsidiary guarantors party thereto and Computershare Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

Exhibit Number	Description of Exhibits
10.94
Tenth Term Loan B Extension Amendment to Amended and Restated Credit Agreement, dated as of December 9, 2025, among Sabre Holdings Corporation, Sabre GLBL Inc., the other loan parties thereto, Bank of America, N.A. as administrative agent, and the Term B Lenders party thereto (incorporated by reference to Exhibit 10.4 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.95
Eleventh Term Loan B Extension Amendment to Amended and Restated Credit Agreement, dated as of December 9, 2025, among Sabre Holdings Corporation, Sabre GLBL Inc., the other loan parties thereto, Bank of America, N.A. as administrative agent, and the Term B Lenders party thereto (incorporated by reference to Exhibit 10.5 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

19.1*	Sabre Corporation Insider Trading Policy dated as of December 10, 2025.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Sabre Corporation Clawback Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 of Sabre Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2024).

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

SABRE CORPORATION

Date:	February 18, 2026	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and
Chief Financial Officer
KNOW ALL BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Kurt Ekert, Michael Randolfi, Rochelle Boas, and Steve Milton, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kurt Ekert	Chief Executive Officer, President and Director	February 18, 2026
Kurt Ekert	(Principal Executive Officer)

/s/ Michael Randolfi	Executive Vice President and Chief Financial Officer	February 18, 2026
Michael Randolfi	(Principal Financial Officer)

/s/ Jami B. Kindle	Senior Vice President and Chief Accounting Officer	February 18, 2026
Jami B. Kindle	(Principal Accounting Officer)

/s/ George Bravante, Jr.	Director	February 18, 2026
George Bravante, Jr.

/s/ Hervé Couturier	Director	February 18, 2026
Hervé Couturier

/s/ Eric Kelly	Director	February 18, 2026
Eric Kelly

/s/ Gail Mandel	Chair of the Board and Director	February 18, 2026
Gail Mandel

/s/ Phyllis Newhouse	Director	February 18, 2026
Phyllis Newhouse

/s/ Elaine Paul	Director	February 18, 2026
Elaine Paul

/s/ John Scott	Director	February 18, 2026
John Scott

/s/ Wendi Sturgis	Director	February 18, 2026
Wendi Sturgis

/s/ Ashan Willy	Director	February 18, 2026
Ashan Willy

SABRE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2025, 2024 AND 2023
(In millions)

	Balance at Beginning	Charged to Expense or Other Accounts	Write-offs and Other Adjustments	Balance at End of Period
Allowance for Credit Losses
Year Ended December 31, 2025	$23.6	$1.9	$(7.5)	$18.0
Year Ended December 31, 2024	$31.1	$2.2	$(9.7)	$23.6
Year Ended December 31, 2023	$35.5	$5.2	$(9.6)	$31.1
Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2025	$727.8	$95.5	$(85.9)	$737.4
Year Ended December 31, 2024	$651.4	$76.5	$(0.1)	$727.8
Year Ended December 31, 2023	$484.2	$162.7	$4.5	$651.4