Form 10-Q
period 2026-03-31
Sabre Corp
filed 2026-05-07
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of April 30, 2026, 395,313,273 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$760,326	$702,126
Cost of revenue, excluding technology costs	334,983	305,471
Technology costs	175,421	175,307
Selling, general and administrative	134,005	129,953
Operating income	115,917	91,395
Other expense:
Interest expense, net	(122,963)	(109,790)
Loss on extinguishment of debt	(2,728)	—
Equity method income	769	665
Other, net	7,001	2,705
Total other expense, net	(117,921)	(106,420)
Loss from continuing operations before income taxes	(2,004)	(15,025)
Benefit for income taxes	(11,398)	(11,648)
Income (loss) from continuing operations	9,394	(3,377)
(Loss) income from discontinued operations, net of tax	(1,386)	38,925
Net income	8,008	35,548
Net (loss) income attributable to noncontrolling interests	(108)	213
Income attributable to common stockholders	$8,116	$35,335

Basic net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.02	$(0.01)
Income from discontinued operations	—	0.10
Net income per common share	$0.02	$0.09
Diluted net income (loss) per share attributable to common stockholders:
Income (loss) from continuing operations	$0.02	$(0.01)
Income from discontinued operations	—	0.10
Net income per common share	$0.02	$0.09
Weighted-average common shares outstanding:
Basic	395,154	386,271
Diluted	397,564	386,271
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$8,008	$35,548
Other comprehensive income, net of tax:

Foreign currency translation adjustments ("CTA")	(1,012)	2,090
Retirement-related benefit plans:
Net actuarial loss, net of taxes of nil in all periods	(171)	(3,338)
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)
Amortization of actuarial losses, net of taxes of nil in all periods	730	703
Net change in retirement-related benefit plans, net of tax	201	(2,993)
Derivatives:
Unrealized gains (losses), net of taxes of nil in all periods	102	(598)
Reclassification adjustment for realized losses, net of taxes of nil in all periods	700	142
Net change in derivatives, net of tax	802	(456)
Share of other comprehensive loss of equity method investments	(595)	(212)
Other comprehensive income	(604)	(1,571)
Comprehensive income	7,404	33,977
Less: Comprehensive loss (income) attributable to noncontrolling interests	108	(213)
Comprehensive income attributable to Sabre Corporation	$7,512	$33,764

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$643,575	$791,555
Restricted cash	21,026	118,558
Accounts receivable, net of allowance for credit losses of $21,431 and $17,953	367,118	311,870
Prepaid expenses and other current assets	102,087	74,055
Total current assets	1,133,806	1,296,038
Property and equipment, net of accumulated depreciation of $1,739,141 and $1,724,044	261,043	255,323
Equity method investments	23,076	23,082
Goodwill	2,382,974	2,384,191
Acquired customer relationships, net of accumulated amortization of $801,362 and $796,767	154,618	159,326
Other intangible assets, net of accumulated amortization of $598,538 and $595,403	122,308	125,556
Deferred income taxes	4,517	3,874
Other assets, net	250,170	254,738
Total assets	$4,332,512	$4,502,128

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$207,627	$260,035
Accrued compensation and related benefits	83,832	103,521
Accrued subscriber incentives	299,168	289,095
Deferred revenues	54,500	58,413
Other accrued liabilities	225,663	256,856
Current portion of debt	354,684	245,651
Total current liabilities	1,225,474	1,213,571
Deferred income taxes	36,254	36,614
Other noncurrent liabilities	173,262	173,172
Long-term debt	3,911,577	4,103,208
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	11,625	12,057
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 427,742 and 427,366 shares issued, 395,311 and 395,004 shares outstanding at March 31, 2026 and December 31, 2025, respectively	4,278	4,274
Additional paid-in capital	3,354,189	3,351,111
Treasury Stock, at cost, 32,431 and 32,362 shares at March 31, 2026 and December 31, 2025, respectively	(537,302)	(537,197)
Accumulated deficit	(3,794,419)	(3,802,535)
Accumulated other comprehensive loss	(67,260)	(66,656)
Noncontrolling interest	14,834	14,509
Total stockholders’ deficit	(1,025,680)	(1,036,494)
Total liabilities and stockholders’ deficit	$4,332,512	$4,502,128

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$8,008	$35,548
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	26,465	25,489
Amortization of upfront incentive consideration	10,311	8,979
Amortization of debt discount and issuance costs	9,862	7,718
Stock-based compensation expense	5,661	12,312
Provision for expected credit losses	4,182	1,237
Other	2,953	(591)
Loss on extinguishment of debt	2,728	—
Deferred income taxes	(1,631)	(5,004)
Loss (income) from discontinued operations	1,386	(38,925)
Paid-in-kind interest	—	28,327
Gain on sale of assets	—	(5,191)
Changes in operating assets and liabilities:
Accounts and other receivables	(79,908)	(106,658)
Prepaid expenses and other current assets	(18,830)	(13,600)
Capitalized implementation costs	(1,061)	(2,305)
Upfront incentive consideration	(4,621)	(5,859)
Other assets	(4,291)	583
Accrued compensation and related benefits	(24,045)	(56,197)
Accounts payable and other accrued liabilities	(64,604)	57,116
Deferred revenue including upfront solution fees	(6,725)	(6,940)
Cash used in operating activities	(134,160)	(63,961)
Investing Activities
Additions to property and equipment	(21,230)	(16,871)
Proceeds from sale of assets	—	9,641
Cash used in investing activities	(21,230)	(7,230)
Financing Activities
Payments on borrowings from lenders	(94,290)	(2,948)
Payments on borrowings under Securitization Facility	(72,300)	(22,500)
Proceeds from borrowings under Securitization Facility	73,400	41,100
Debt prepayment fees and issuance costs	(3,841)	—
Net Receipts on Behalf under TSA	3,131	—
Other financing activities	2,000	—
Net payment on the settlement of equity-based awards	(106)	(2,444)
Cash (used in) provided by financing activities	(92,006)	13,208
Cash Flows from Discontinued Operations
Cash used in operating activities	(971)	(16,643)
Cash provided by (used in) investing activities	4,389	(1,019)
Cash provided by (used in) discontinued operations	3,418	(17,662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,534)	2,295
Decrease in cash, cash equivalents and restricted cash	(245,512)	(73,350)
Cash, cash equivalents and restricted cash at beginning of period	910,113	745,518
Cash, cash equivalents and restricted cash at end of period	$664,601	$672,168
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	427,366,641	$4,274	$3,351,111	32,362,434	$(537,197)	$(3,802,535)	$(66,656)	$14,509	$(1,036,494)
Comprehensive income	—	—	—	—	—	8,116	(604)	325	7,837
Settlement of stock-based awards	374,924	4	—	68,533	(105)	—	—	—	(101)
Stock-based compensation expense	—	—	3,078	—	—	—	—	—	3,078
Balance at March 31, 2026	427,741,565	$4,278	$3,354,189	32,430,967	$(537,302)	$(3,794,419)	$(67,260)	$14,834	$(1,025,680)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)
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
Recent events—Effective this quarter, we have updated the terminology used to describe our revenue to better reflect our evolving brand identity and market positioning. Historically referred to as “Distribution” and “IT Solutions”, these revenue streams have been renamed to “Marketplace” and “Airline Technology”, respectively. The specific revenue from products, services, and underlying solutions offered within each category remain unchanged.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
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
Segments—We manage and report our business in one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer and President, in deciding how to allocate resources and assess performance. Our CODM reviews financial information presented on a consolidated basis to monitor budget versus actual results for purposes of allocating resources and evaluating financial performance. Our measure of segment profit and loss is net income (loss), as reported on our consolidated statements of operations. Our significant segment expenses, which are the expenses included in operating income, and other segment items, which includes other income (expense) and benefit from (provision for) income taxes, are included in our consolidated statements of operations. Total assets as presented on our consolidated balance sheets represent total assets considered by our CODM for any relevant operating evaluations.
Use of Estimates—The preparation of these interim financial statements in conformity with GAAP requires that certain amounts be recorded based on estimates and assumptions made by management. Actual results could differ from these estimates and assumptions. Our accounting policies that utilize significant estimates and assumptions include: (i) estimation for revenue recognition and multiple performance obligation arrangements, (ii) the evaluation of the recoverability of the carrying value of intangible assets and goodwill, (iii) the evaluation of uncertainties surrounding the calculation of our tax assets and liabilities, and (iv) estimation of loss contingencies. Our use of estimates and the related accounting policies are discussed in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance regarding disaggregation of income statement expenses, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The standard is effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statement disclosures.
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
The following table presents our assets and liabilities with customers as of March 31, 2026 and December 31, 2025 (in thousands).

Account	Consolidated Balance Sheet Location	March 31, 2026	December 31, 2025
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$15,883	$16,692
Trade and unbilled receivables, net	Accounts receivable, net	364,210	308,825
Long-term trade unbilled receivables, net	Other assets, net	6,747	7,795
Contract liabilities	Deferred revenues / other noncurrent liabilities	90,060	96,753
______________________
(1) Includes contract assets of $4 million for both March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2026, we recognized revenue of approximately $13 million from contract liabilities that existed as of January 1, 2026. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our disaggregated revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketplace	$618,011	$569,115
Airline Technology	142,315	133,011
Total Sabre Revenue	$760,326	$702,126
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended March 31, 2026, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is immaterial.
Our air booking cancellation reserve totaled $16 million and $13 million as of March 31, 2026, and December 31, 2025, respectively.
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
3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”), an unrelated party, pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $965 million, net. In the first quarter of 2026, we finalized our net working capital adjustments, resulting in an additional $4 million of cash proceeds for final cash proceeds of $969 million, net. Cash proceeds are net of cash acquired by the Buyer, fees, and estimated taxes. We recognized a pre-tax gain on sale of $821 million (after-tax $723 million) in the third quarter of 2025, which is recorded in other, net, within discontinued operations in our consolidated statements of operations during the year ended December 31, 2025. Adjustments to the gain in the fourth quarter of 2025 and the first quarter of 2026 were immaterial. The operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. Interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale as well as the related loss on extinguishment of debt is classified as discontinued operations within our results of operations in the prior year period. See Note 8. Debt for further details.

In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements ("TSA") with the Buyer, under which we provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Amounts due for transition services provided to the Hospitality Solutions business under the TSA, net of direct and incremental costs to provide the services, are recorded to other, net, within continuing operations in our consolidated statements of operations during the three months ended March 31, 2026 and presented within the operating activities section of the statement of cash flows. Service charges under the TSA were approximately $23 million for the three months ended March 31, 2026 and cash receipts related to the TSA charges were approximately $13 million for the three months ended March 31, 2026. Under the TSA, we also collect funds and make payments on behalf of Hospitality Solutions. These net receipts or payments are presented as Net Receipts (Payments) on Behalf under TSA within the financing activities section of the statement of cash flows.
Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our Marketplace for bookings which generates revenue for us. Consideration received under these revenue agreements has been assessed and determined to be at fair value. Revenue earned and cash received since the closing of the Hospitality Solutions Sale related to these agreements was approximately $16 million and $12 million, respectively, for the three months ended March 31, 2026. Historically, Travel Solutions recognized inter-segment revenue for bookings generated by our Hospitality Solutions business. Revenue that was previously eliminated but is now in our results of continuing operations was $11 million for the three months ended March 31, 2025.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$85,209
Cost of revenue, excluding technology costs	—	38,957
Technology costs	184	20,919
Selling, general and administrative	133	13,329
Operating income	(317)	12,004
Other expense:
Interest expense, net	—	(19,563)
Loss on extinguishment of debt	—	—
Other, net	(558)	1,070
Total other expense, net	(558)	(18,493)
Loss from discontinuing operations before income taxes	(875)	(6,489)
Provision (benefit) for income taxes(1)	511	(45,414)
Net (loss) income from discontinued operations	$(1,386)	$38,925
______________________

(1) We used an intra-period tax allocation to allocate the provision for income taxes for all periods presented between continuing operations and discontinued operations.

The following table presents selected financial information related to cash flows from discontinued operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(971)	$(16,643)
Cash provided by (used in) investing activities	4,389	(1,019)
Cash provided by (used in) discontinued operations	$3,418	$(17,662)

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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of March 31, 2026 and 2025, the redeemable noncontrolling interest was $12 million.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$12,057	$12,928
Net loss attributable to redeemable noncontrolling interest	(432)	(463)
Redeemable noncontrolling interest, end of period	$11,625	$12,465

5. Restructuring Activities
In the first quarter of 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $61 million in costs primarily associated with our workforce. These restructuring costs are comprised of $57 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been or will be paid related to other restructuring costs.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this inflation offset program (in thousands):

Three Months Ended March 31, 2026
Balance as of December 31, 2025	$47,769
Charges	8,790
Cash Payments	(18,720)
Balance as of March 31, 2026	$37,839
This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.
6. Income Taxes

    For the three months ended March 31, 2026, we recognized $11 million of income tax benefit for continuing operations, compared to an income tax benefit of $12 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026, represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of withholding tax receivables and related interest.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the three months ended March 31, 2026 for our portfolio segment is summarized as follows (in thousands):

Three Months Ended March 31, 2026
Balance at December 31, 2025	$17,953
Provision for expected credit losses	4,182
Write-offs	(632)
Other	(72)
Balance at March 31, 2026	$21,431
8. Debt
As of March 31, 2026 and December 31, 2025, our outstanding debt included in our consolidated balance sheets totaled $4,266 million and $4,349 million, respectively, which are net of debt issuance costs of $55 million and $60 million, respectively, and unamortized discounts of $118 million and $123 million, respectively. The following table sets forth the face values of our outstanding debt as of March 31, 2026 and December 31, 2025 (in thousands):

	Rate	Maturity	March 31, 2026	December 31, 2025
Senior secured credit facilities:
2024 Term Loan B-1	S(1) + 6.00%	November 2029	397,100	397,100
2024 Term Loan B-2	S(1) + 6.00%	November 2029	74,063	74,250
2025 Term Loan B-1	S(1) + 6.25%	July 2029	287,519	288,240
2025 Term Loan B-2	S(1) + 6.25%	July 2029	86,543	86,760
Securitization facility:
AR Facility	S(1) + 4.00%(2)	March 2027	83,100	82,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
7.32% senior exchangeable notes due 2026	7.32%	August 2026	150,000	150,000
8.625% senior secured notes due 2027	8.625%	June 2027	—	91,607
11.25% senior secured notes due 2027	11.25%	December 2027	—	1,558
10.75% senior secured notes due 2029	10.75%	November 2029	445,715	445,715
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	1,325,000
10.75% senior secured notes due 2030	10.750%	March 2030	469,802	469,802
11.125% senior secured notes due 2029	11.125%	June 2029	1,000,000	1,000,000
Face value of total debt outstanding			4,438,842	4,532,032
Less current portion of debt outstanding			(357,600)	(247,665)
Face value of long-term debt outstanding			$4,081,242	$4,284,367
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.
We had outstanding letters of credit totaling $11 million as of both March 31, 2026 and December 31, 2025, which were secured by a $21 million cash collateral deposit account which is presented in restricted cash on our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The weighted average interest rate on our short-term borrowings, which include our 7.32% senior exchangeable notes due 2026, our Securitization Facility and the current portions of the 2025 Term Loan B-1, 2025 Term Loan B-2 and 2024 Term Loan B-2, is 8.95% as of March 31, 2026.
Senior Secured Credit Facilities
Debt paydown related to the sale of Hospitality Solutions business
Following the closing of the Hospitality Solutions Sale on July 3, 2025, we used the net proceeds primarily to repay a portion of our then-outstanding indebtedness, including repayments under our (i) then-outstanding 2021 Term Loan B-2 in the amount of $158 million, (ii) then-outstanding 2022 Term Loan B-1 in the amount of $164 million, (iii) then-outstanding 2022 Term Loan B-2 in the amount of $178 million, and (iv) 2024 Term Loan B-1 in the amount of $299 million, in accordance with the terms of the Amended and Restated Credit Agreement dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"). We recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $14 million in discontinued operations within our results of operations, primarily consisting of unamortized debt issuance cost and discount associated with these prepayments. Interest expense associated with the principal indebtedness that was repaid is classified as discontinued operations within our results of operations in the prior year period.
Refinancing Transactions
On December 9, 2025, we entered into a tenth and eleventh amendment (together, the “2025 Term Loan B Amendments”) to the Amended and Restated Credit Agreement dated pursuant to which Sabre GLBL agreed to exchange $347 million of the then-existing senior secured term loans (the “Existing Term Loans”) for $375 million of new senior secured term loans maturing on July 30, 2029 (the “2025 Term Loans”). The 2025 Term Loan B Amendments included the application of the proceeds of a new $288 million and $87 million term loan “B” facility (the “2025 Term Loan B-1” and the”2025 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $347 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange. We incurred third-party fees of approximately $5 million plus $2 million of accrued and unpaid interest, which were paid in cash, during the year ending December 31, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $5 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2025 and are included in cash flow from operations as paid. The 2025 Term Loan B-1 and 2025 Term Loan B-2 mature on July 30, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 625 basis points, or at base rate, plus an applicable margin of 525 basis points. The term SOFR for the 2025 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2025 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
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
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of March 31, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.

Interest Rate Swaps
Interest rate swaps outstanding during the three months ended March 31, 2026 and 2025, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.
In June 2023, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement related to the years 2024 and 2025. We designated these swaps as cash flow hedges. As of March 31, 2026, we did not have any hedge components excluded from the assessment of effectiveness. In 2026, we recognized an immaterial cash flow impact related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows.
Senior Secured Notes
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of our then-outstanding principal under the 2023 intercompany secured term loan agreement (the "2023 Pari Passu Loan Agreement") with Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary, which applied such amounts toward full prepayment of Sabre FB’s then-outstanding senior secured term loan due 2028; and (ii) to repurchase $325 million in principal amount of our then-outstanding 8.625% senior secured notes due 2027 (the "June 2027 Notes") (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows as of December 31, 2025. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows as of December 31, 2025. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
In December 2025, Sabre FB entered into a series of transactions governing Sabre FB's newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, subject to Sabre FB using the proceeds from the June 2029 Notes for an intercompany loan to Sabre GLBL. On December 5, 2025, Sabre FB borrowed the full $1 billion amount under the June 2029 Notes and lent the funds to Sabre GLBL under the 2025 Pari Passu Loan Agreement. Sabre FB’s obligations under the June 2029 Notes are required to be guaranteed on a secured basis by Sabre Financing Holdings LLC (“Sabre Financing”) and, up to an amount of $400 million certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The June 2029 Notes pay interest semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026, at a rate of 11.125% per year, and will mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were redeemed in the first quarter of 2026), plus $15 million of accrued interest and $13 million of third party costs related to these transactions (refer to the 2025 Term Loan B Amendments above and December 2025 Senior Secured Exchange Transaction defined below for more details). The remaining proceeds were partially used to pay $19 million in debt issuance costs.

On December 8, 2025, Sabre GLBL exchanged approximately $379 million in principal amount of our 10.750% senior secured notes due November 2029 (the “November 2029 Notes”), $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount (the "December 2025 Senior Secured Exchange Transaction"). The March 2030 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The March 2030 Notes mature on March 15, 2030. We incurred $7 million in fees, along with $11 million in accrued and unpaid interest. We determined that the December 2025 Senior Secured Exchange Transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2025 and included in cash flow from operations as paid. The March 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 for a redemption price equal to 102.156% of the aggregate principal amount of the June 2027 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On December 23, 2025, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million, which is an amount sufficient to fully pay the redemption price. The $98 million is presented in restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. On March 1, 2026, we completed the redemption of the June 2027 Notes at the redemption price described above and recognized a loss on extinguishment of debt of approximately $3 million during the three months ended March 31, 2026. The debt was repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of March 31, 2026, we had $203 million outstanding under the Securitization Facility, consisting of $83 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 3.75% as of March 31, 2026, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are immaterial as of March 31, 2026 and $1 million as of December 31, 2025, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of March 31, 2026, $316 million of Receivables are held as assets by Sabre Securitization, consisting of $309 million of accounts receivable and $7 million of other assets, net in our consolidated balance sheets.

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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of March 31, 2026, we were in compliance with the financial covenants of the Securitization Facility.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes" and, together with the previously outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”), the "Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the year ended December 31, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of March 31, 2026, we have $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding.
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
•upon the occurrence of specified corporate events; or
•on or after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, August 1, 2026. During this “free exchangeability period,” we intend to apply the “default settlement method”. This method is combination settlement with a specified dollar amount of $1,000. Under this approach, we will pay up to the principal amount in cash and settle any excess exchange value in shares of common stock (plus cash in lieu of fractional shares), with the amounts determined over a forty consecutive volume-weighted average price trading day observation period preceding the August 1, 2026 maturity date. On the August 1, 2026 maturity date, the principal amount of any outstanding 2026 Exchangeable Notes must be repaid in cash.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2026 Exchangeable Notes Indenture), the holders of the 2026 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2026 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2026 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of March 31, 2026, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.
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
Debt issuance costs are amortized over the contractual life of the 2026 Exchangeable Notes through interest expense, within our results from continuing operations. The effective interest rate at March 31, 2026 was 8.82% for the 2026 Exchangeable Notes. The effective interest rates at March 31, 2025 were 4.78% and 8.82% for the 2025 Exchangeable Notes and the 2026 Exchangeable Notes, respectively.
The following table sets forth the carrying value of the Exchangeable Notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
	2026 Exchangeable Notes	2026 Exchangeable Notes
Principal	$150,000	$150,000
Less: Unamortized debt issuance costs	736	1,274
Net carrying value	$149,264	$148,726

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
	2026 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$2,745	$1,832	$2,745
Amortization of debt issuance costs	538	354	493

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Money market funds and investment in securities —We classify our money market funds and investment in securities within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets for identical assets.
Time deposits—We classify our time deposits within Level 2 of the fair value hierarchy as these instruments are valued using a market approach based on non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments in active markets.
Interest Rate Swaps—We classify our interest rate swaps within Level 2 of the fair value hierarchy. The fair value of our interest rate swaps is estimated using a combined income and market-based valuation methodology based upon Level 2 inputs, including credit ratings and forward interest rate yield curves obtained from independent pricing services.

The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value at Reporting Date Using
Assets:	March 31, 2026	Level 1	Level 2	Level 3
Money market funds	$309,708	$309,708	$—	$—
Time deposits	26,999	—	26,999	—
Investment in securities	606	606	—	—
Total assets	$337,313	$310,314	$26,999	$—

Liabilities:
Derivatives
Interest rate swap contracts	$(585)	$—	$(585)	$—
Total liabilities	$(585)	$—	$(585)	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2025	Level 1	Level 2	Level 3
Money market funds	$410,493	$410,493	$—	$—
Time deposits	30,280	—	30,280	—
Investment in securities	633	633	—	—
Total assets	$441,406	$411,126	$30,280	$—

Liabilities:
Derivatives
Interest rate swap contracts	$(1,381)	$—	$(1,381)	$—
Total liabilities	$(1,381)	$—	$(1,381)	$—

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2026.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2026 Exchangeable Notes, senior secured notes due 2027, 2029 and 2030 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the FILO Facility was determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of March 31, 2026 and December 31, 2025.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026		As of December 31, 2025
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2024 Term Loan B-1	313,603	392,440	355,652	392,183
2024 Term Loan B-2	58,490	73,986	66,500	74,169
2025 Term Loan B-1	226,421	265,802	294,725	265,206
2025 Term Loan B-2	68,315	79,140	88,712	78,911
7.32% senior exchangeable notes due 2026	133,701	150,000	133,701	150,000
8.625% senior secured notes due 2027	—	—	93,342	91,607
11.25% senior secured notes due 2027	—	—	1,609	1,548
11.125% senior secured notes due 2029	1,025,285	1,000,000	1,015,660	1,000,000
10.75% senior secured notes due 2029	381,846	423,985	379,250	422,816
10.75% senior secured notes due 2030	392,811	409,071	386,274	406,318
11.125% senior secured notes due 2030	1,124,435	1,325,000	1,114,418	1,325,000
______________________
(1)Excludes net unamortized debt issuance costs.

Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three months ended March 31, 2026.
10. Accumulated Other Comprehensive Loss
As of March 31, 2026 and December 31, 2025, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	March 31, 2026	December 31, 2025
Defined benefit pension and other postretirement benefit plans	$(70,402)	$(70,603)
Unrealized foreign currency translation gain	7,745	8,757
Unrealized loss on interest rate swaps	(919)	(1,721)
Share of other comprehensive loss of equity method investments	(3,684)	(3,089)
Total accumulated other comprehensive loss, net of tax	$(67,260)	$(66,656)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in our consolidated statements of operations. As of March 31, 2026, we have contributed $2 million to our defined benefit pension plan in 2026. Based on current assumptions, we expect to make additional contributions of up to $7 million in 2026 to our defined benefit pension plan.
11. Stock and Stockholders' Equity
Liability-classified stock-based payment awards
In the first quarter of 2026, we adopted a short-term incentive compensation program for non-executive team members. Under this program, participants are eligible to receive fully-vested shares of our common stock which would be issued in early 2027, contingent upon the achievement of specific performance metrics. We account for the potential issuance of these shares of common stock as stock-based payment awards granted under this program. Stock-based compensation expense associated with these awards for the three months ended March 31, 2026 was $3 million, of which approximately $1 million is included in both technology costs and selling, general and administrative expenses, and an immaterial amount is included in cost of revenue, excluding technology costs, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of our common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $3 million of stock-based compensation expense we have recognized in connection with these awards during the three months ended March 31, 2026 is included in accrued compensation and related benefits on our consolidated balance sheet.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of March 31, 2026, we had $150 million aggregate principal amount of 2026 Exchangeable Notes outstanding. The 2025 Exchangeable Notes matured on April 15, 2025, and were settled with cash. See Note 8. Debt for further details. The 2026 Exchangeable Notes mature on August 1, 2026, at which time the principal amount of any outstanding 2026 Exchangeable Notes must be repaid in cash. For any exchanges initiated during the “free exchangeability period,” which began on February 1, 2026, and continues until the close of business on the second scheduled trading day preceding the August 1, 2026 maturity date, we intend to apply the “default settlement method”. This method is combination settlement with a specified dollar amount of $1,000. Under this approach, we will pay up to the principal amount in cash and settle any excess exchange value in shares of common stock (plus cash in lieu of fractional shares), with the amounts determined over a forty consecutive volume-weighted average price trading day observation period preceding the August 1, 2026 maturity date.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the three months ended March 31, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Income (loss) from continuing operations	$9,394	$(3,377)
Less: Net (loss) income attributable to noncontrolling interests	(108)	213
Net income (loss) from continuing operations available to common stockholders, basic and diluted	$9,502	$(3,590)
Denominator:
Basic weighted-average common shares outstanding	395,154	386,271
Add: Dilutive effect of restricted stock awards	2,410	—
Diluted weighted-average common shares outstanding	397,564	386,271
Loss per share from continuing operations:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 12 million of dilutive restricted stock awards for the three months ended March 31, 2025, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 17 million of anti-dilutive common stock equivalents for the three months ended March 31, 2026 and immaterial amounts of anti-dilutive common stock equivalents for the three months ended March 31, 2025.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the Exchangeable Notes are assumed to be converted at the beginning of each period. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 33 million resulting common shares related to the 2026 Exchangeable Notes for the three months ended March 31, 2026, and approximately 57 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2025, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive.
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
If the DIT were to fully prevail on outstanding claims against us, including SAPPL, and other group companies, that have not been dismissed, we could be subject to taxes, interest and penalties of approximately $21 million as of March 31, 2026. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.
Other
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. For example, in most countries we pay and collect Value Added Tax (“VAT”) when procuring goods and services, or providing services, within the normal course of business. VAT receivables are established in jurisdictions where VAT paid exceeds VAT collected and are recoverable through the filing of refund claims. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary. As of March 31, 2026, we do not believe that an adverse outcome is probable and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims. We may incur expenses in future periods related to such matters, including litigation costs and possible pre-payment of a portion of any assessed tax amount to defend our position, and if our positions are ultimately rejected, it could have a material impact to our results from continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of continuing operations, our prospects and strategies for future growth, the development and introduction of new products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “pro forma,” “plans,” “predicts,” “potential,” “estimates,” “intends,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “provisional,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
Overview
Sabre is an AI-native technology leader, backed by one of the world’s largest travel data clouds. Sabre aims to transform insights into innovation, empowering airlines, hoteliers, agencies and other partners to retail, distribute and fulfill travel worldwide. With the disposition of our Hospitality Solutions business during 2025, we manage and report our business in one reportable segment that constitutes our consolidated results. Effective this quarter, we have updated the terminology used to describe our revenue to better reflect our evolving brand identity and market positioning. Historically referred to as “Distribution” and “IT Solutions”, these revenue streams have been renamed to “Marketplace” and “Airline Technology”, respectively. The specific revenue from products, services, and underlying solutions offered within each category remain unchanged.
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. We generate revenue from our distribution activities through transaction fees for bookings on our Sabre MosaicTM Marketplace ("Marketplace"), as well as product revenue from agency solutions offerings such as payments and media, and from our Sabre MosaicTM Airline Technology ("Airline Technology") through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees.
Recent Developments Affecting our Results of Operations
Inflation offset program
In the first quarter of 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $61 million in costs primarily associated with our workforce. These restructuring costs are comprised of $57 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been or will be paid related to other restructuring costs. This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.

Sale of Hospitality Solutions Business
On April 27, 2025, we entered into a definitive agreement with an affiliate of TPG (the “Buyer") pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, an extensive suite of leading software solutions for hoteliers. On July 3, 2025, we closed the transaction (the “Hospitality Solutions Sale”), resulting in cash proceeds of $969 million, net, which was used primarily to repay our outstanding indebtedness. See "Liquidity and Capital Resources—Capital Resources." Cash proceeds are net of estimated taxes and fees, cash acquired by the Buyer and customary closing adjustments. The operating results of our Hospitality Solutions business are presented as discontinued operations on our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. In addition to the sale agreement described above, we entered into transition services agreements with the Buyer, under which we are providing transition services to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close in return for compensation from the Buyer with respect to costs incurred. Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our Marketplace for bookings which generates revenue for us. See Note 3. Discontinued Operations and Dispositions to our consolidated financial statements for further details. All amounts reference results from continuing operations unless otherwise indicated.
Travel Industry and Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has recently come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first quarter of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years. Towards the end of the quarter, however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air distribution bookings, and those pressures have and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the second quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the recent impacts on air distribution volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During recent years, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense.
Factors Affecting our Results
In addition to “—Recent Developments Affecting our Results of Operations” above, a discussion of trends that we believe are the most significant opportunities and challenges currently impacting our business and industry is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results” in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. The discussion also includes management’s assessment of the effects these trends have had and are expected to have on our results of continuing operations. This information is not an exhaustive list of all of the factors that could affect our results and should be read in conjunction with the factors referred to in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

Components of Revenues and Expenses
Revenues
We generate revenue through direct billable bookings processed through our Marketplace, adjusted for estimated cancellations of those bookings. Other Marketplace revenue includes product revenue from agency solutions offerings such as payments and media. We also generate revenue from Airline Technology activities from our product offerings including platform product offerings across the full retailing lifecycle from network planning and offer creation to payments, servicing, and disruption recovery. Additionally, we generate revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
Cost of revenue, excluding technology costs
Cost of revenue, excluding technology costs, consists primarily of incentive consideration expense representing payments or other consideration to travel agencies for reservations made on our Marketplace which accrue on a monthly basis, amortization of upfront incentive consideration representing upfront payments or other consideration provided to travel agencies for reservations made on our Marketplace which are capitalized and amortized over the expected life of the contract. Cost of revenue, excluding technology costs, also includes costs associated with the delivery and distribution of our products and services and includes employee-related costs for our delivery and customer operations as well as allocated overhead such as facilities and other support costs and costs such as stock-based compensation and restructuring charges (in applicable periods). Depreciation and amortization included in cost of revenue, excluding technology costs, is associated with capitalized implementation costs and intangible assets associated with contracts, supplier and distributor agreements acquired through acquisitions. The technology costs excluded from cost of revenue, excluding technology costs, are presented separately below.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 11 years as of March 31, 2026 for trademarks and brand names.
Key Metrics
“Direct billable bookings” and “passengers boarded” are the primary metrics we utilize to measure operating performance. We generate revenue for each direct billable booking, which includes bookings made through our Marketplace (e.g., Air, Lodging, Car, Rail and Tour) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. We also recognize Airline Technology revenue from recurring usage-based fees for passengers boarded. These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Direct Billable Bookings - Air	86,973	82,438	5.5%
Direct Billable Bookings - Lodging and Other	14,289	13,918	2.7%
Total Direct Billable Bookings	101,262	96,356	5.1%
Passengers Boarded	170,035	165,826	2.5%
Non‑GAAP Financial Measures and Related Limitations
We have included both financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as certain supplemental non‑GAAP financial measures, including Adjusted Net Income from continuing operations (“Adjusted Net Income”), Adjusted EBITDA, Free Cash Flow, and ratios derived from these measures. The non‑GAAP financial measures are presented in addition to, and not as a substitute for, financial results prepared in accordance with GAAP. GAAP financial measures are presented with equal or greater prominence wherever non‑GAAP financial measures are discussed.
Definitions
Adjusted Net Income is defined as income (loss) from continuing operations adjusted to exclude acquisition‑related amortization; restructuring and other costs; loss on extinguishment of debt; other, net; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the related tax impacts of these adjustments.
Adjusted EBITDA is defined as income (loss) from continuing operations adjusted to exclude depreciation and amortization of property and equipment; amortization of capitalized implementation costs; acquisition‑related amortization; restructuring and other costs; interest expense, net; other, net; loss on extinguishment of debt; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the provision for income taxes.
Free Cash Flow is defined as cash (used in) provided by operating activities, less cash used for additions to property and equipment.
Adjusted Net Income from continuing operations per share is defined as Adjusted Net Income divided by diluted weighted‑average common shares outstanding.
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
Limitations of Non‑GAAP Financial Measures
Adjusted Net Income, Adjusted EBITDA, Free Cash Flow, and related ratios are not recognized measures under GAAP and have inherent limitations as analytical tools. Accordingly, they should not be considered in isolation or as substitutes for net income (loss), income (loss) from continuing operations, or cash flows from operating activities prepared in accordance with GAAP.
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
•Adjusted Net Income and Adjusted EBITDA do not reflect changes in, or cash requirements associated with, working capital.
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

The following table sets forth the reconciliation of Loss from continuing operations to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) from continuing operations	$9,394	$(3,377)
Adjustments:
Acquisition-related amortization(1a)	7,730	7,732
Restructuring and other costs(2)	9,767	—
Loss on extinguishment of debt	2,728	—
Other, net(3)	(7,001)	(2,705)
Disposition-related costs(4)	—	683
Indirect tax matters(5)	(3,360)	274
Stock-based compensation(6)	5,661	12,312
Stockholder matter costs(7)	3,491	—
Tax impact of adjustments(8)	(4,117)	(12,136)
Adjusted Net Income from continuing operations	$24,293	$2,783
Adjusted Net Income from continuing operations per share	$0.06	$0.01
Adjusted diluted weighted-average common shares outstanding(9)	430,897	455,260

Income (loss) from continuing operations	$9,394	$(3,377)
Adjustments:
Depreciation and amortization of property and equipment(1b)	16,146	14,795
Amortization of capitalized implementation costs(1c)	2,589	2,962
Acquisition-related amortization(1a)	7,730	7,732
Restructuring and other costs(2)	9,767	—
Interest expense, net	122,963	109,790
Other, net(3)	(7,001)	(2,705)
Loss on extinguishment of debt	2,728	—
Disposition-related costs(4)	—	683
Indirect tax matters(5)	(3,360)	274
Stock-based compensation(6)	5,661	12,312
Stockholder matter costs(7)	3,491	—
Benefit for income taxes	(11,398)	(11,648)
Adjusted EBITDA	$158,710	$130,818
The following tables present information from our statements of cash flows and set forth the reconciliation of cash used in operating activities, the most directly comparable GAAP measure, to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(134,160)	$(63,961)
Cash used in investing activities	(21,230)	(7,230)
Cash (used in) provided by financing activities	(92,006)	13,208

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(134,160)	$(63,961)
Additions to property and equipment	(21,230)	(16,871)
Free Cash Flow	$(155,390)	$(80,832)
______________________________

(1) Depreciation and amortization expenses:
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
(2) Restructuring and other costs primarily represent charges related to the inflation offset program we began implementing in the fourth quarter of 2025.

(3) Other, net includes $10 million of transition services agreement income, net, in the current year period and a gain on the sale of assets of $5 million recognized in the prior year period. In addition, all periods presented include non-operating gains and losses as well as foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Disposition-related costs represent fees and expenses incurred associated with disposition-related activities.
(5) Indirect tax matters represents charges and adjustments to charges associated with certain digital services taxes ("DST") and other indirect tax matters related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections as well as Note 13. Contingencies, to our consolidated financial statements.
(6) Stock-based compensation represents expense associated with restricted stock units, performance-based restricted stock units, and liability-classified awards related to our 2026 short-term incentive compensation program.
(7) Stockholder matter costs represents external legal and professional advisory fees associated with a strategic governance agreement. These costs are considered non-recurring and are not representative of our core ongoing operating performance.
(8) The tax impact of adjustments includes the tax effect of each separate adjustment based on the statutory tax rate for the jurisdiction(s) in which the adjustment was taxable or deductible, and the tax effect of items that relate to tax specific financial transactions, tax law changes, uncertain tax positions, valuation allowances and other items.
(9) The Adjusted diluted weighted-average common shares outstanding calculation includes approximately 33 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2026. The Adjusted diluted weighted-average common shares outstanding calculation includes 12 million of dilutive restricted stock awards and approximately 57 million resulting common shares related to the Exchangeable Notes for the three months ended March 31, 2025.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Revenue	$760,326	$702,126
Cost of revenue, excluding technology costs	334,983	305,471
Technology costs	175,421	175,307
Selling, general and administrative	134,005	129,953
Operating income	115,917	91,395
Interest expense, net	(122,963)	(109,790)
Loss on extinguishment of debt	(2,728)	—
Equity method income	769	665
Other, net	7,001	2,705
Loss from continuing operations before income taxes	(2,004)	(15,025)
Benefit for income taxes	(11,398)	(11,648)
Income (loss) from continuing operations	$9,394	$(3,377)

Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Revenue	$760,326	$702,126	$58,200	8%
Revenue increased $58 million, or 8%, for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to:
•a $49 million, or 9% increase in Marketplace revenue driven by a $42 million increase in transaction-based revenue primarily due to a 5% increase in direct billable bookings to 101 million and favorable rate impacts, and a $7 million increase in other revenue; and
•a $9 million increase in Airline Technology revenue primarily due to revenue previously deferred that met recognition criteria during the period.

Cost of revenue, excluding technology costs

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$334,983	$305,471	$29,512	10%
Cost of revenue, excluding technology costs, increased $30 million, or 10% for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to a $27 million increase in incentive consideration primarily due to an increase in volume, rates and transaction mix, and a $1 million increase in labor and professional services partially due to a restructuring charge associated with the inflation offset program in the current period.
Technology Costs

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Technology costs	$175,421	$175,307	$114	—%
Technology costs increased by an immaterial amount for the three months ended March 31, 2026 compared to the same period in the prior year driven by a $3 million increase in labor and professional services due to a restructuring charge associated with the inflation offset program in the current period, a $2 million increase in technology costs due to an increase in transaction volumes, and a $1 million increase in depreciation and amortization. These increases were offset by a $6 million decrease in labor and professional services due to a reduction in employee bonus and stock compensation expense.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Selling, general and administrative	$134,005	$129,953	$4,052	3%
Selling, general and administrative expenses increased $4 million, or 3%, for the three months ended March 31, 2026 compared to the same period in the prior year driven by a $7 million increase primarily due to a sales tax refund in the prior year related to prior tax periods, a $3 million increase in the provision for credit losses, a $5 million increase in labor and professional services due to a restructuring charge associated with the inflation offset program in the current period, a $3 million increase due to professional services costs associated with stockholder matters and a $3 million increase in other expenses. These increases were partially offset by a $9 million decrease in indirect taxes, primarily due to the reversal of a DST accrual, and a $9 million decrease in labor and professional services due to a reduction in employee bonus and stock compensation expense.
Interest expense, net

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Interest expense, net	$122,963	$109,790	$13,173	12%

Interest expense increased $13 million, or 12%, during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2025. See Note 8. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in the prior year period.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $3 million during the three months ended March 31, 2026 primarily due to the early redemption of our 8.625% senior secured notes due 2027, in the first quarter of 2026. See Note 8. Debt for further details.

Other, net

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Other, net	$(7,001)	$(2,705)	$(4,296)	(159)%
Other, net decreased $4 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to $10 million of transition services agreement income, net, associated with the Hospitality Solutions Sale, partially offset by a gain on the sale of assets of $5 million recognized in the prior year period.
Benefit for Income Taxes

	Three Months Ended March 31,
	2026	2025	Change

	(Amounts in thousands)
Benefit for income taxes	$(11,398)	$(11,648)	$250	2%

For the three months ended March 31, 2026, we recognized $11 million of income tax benefit for continuing operations, compared to an income tax benefit of $12 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of withholding tax receivables and related interest.
Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of March 31, 2026 and December 31, 2025, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$643,575	$791,555
Outstanding balance under the AR Facility(1)	83,100	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	10,923	10,963
Available under the bilateral letter of credit facility	9,077	9,037
______________________
(1)AR Facility (as defined below) does not include the "first-in, last-out" term loan tranche (the "FILO Facility") under the accounts receivable securitization facility (the "Securitization Facility").
As of March 31, 2026, we had $83 million outstanding under the revolving tranche under the Securitization Facility (the "AR Facility"). The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 8. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of March 31, 2026 and December 31, 2025. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 and $98 million in restricted cash for purposes of redeeming the 8.625% senior secured notes due 2027, in the first quarter of 2026, on our consolidated balance sheet as of December 31, 2025.

Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has recently come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first quarter of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years. Towards the end of the quarter, however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air distribution bookings, and those pressures have and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the second quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months.
In 2024 and 2025, we refinanced and extended the maturity on portions of our debt, which increased our interest rates at the time of these transactions and reduced our liquidity due to our utilizing cash from our balance sheet. In addition, during this period, we repaid debt using cash from our balance sheet of $96 million. Further, we used proceeds of $822 million from the sale of Hospitality Solutions to pay down debt and added approximately $135 million of cash to the balance sheet, in accordance with the terms of the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"). We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. The 2026 Exchangeable Notes (as defined below) of $150 million mature in August 2026 and the Securitization Facility (as defined below) of $203 million matures in March 2027. No further maturities occur until 2029.
In the first quarter of 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026. We are currently evaluating measures to enhance our financial position, which may include implementing additional refinancings, profit improvement initiatives, and other operational efficiencies; these actions may result in the incurrence of initial upfront costs.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. Cash provided by operations for full year 2026 is expected to be approximately $10 million and free cash flow is expected to be approximately negative $70 million, driven primarily by the impact of restructuring costs associated with the inflation offset program.
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
We have regularly evaluated and considered, and in the future we will continue to evaluate and consider, strategic acquisitions, divestitures, joint ventures, equity method investments, refinancing our existing debt or repurchasing our outstanding debt obligations in open market or in privately negotiated transactions or otherwise, as well as other transactions we believe may create stockholder value or enhance financial performance. As we continue to proactively manage our balance sheet and taking into consideration the macroeconomic environment and geopolitical uncertainty, including the conflict in the Middle East and resulting increase in fuel prices, we are considering refinancing some or all of the 2026 Exchangeable Notes depending on market conditions. These transactions may require cash expenditures or generate proceeds and, to the extent they require cash expenditures, may be funded through a combination of cash on hand, debt or equity offerings, or asset sales.
On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the effects of the OBBBA in our consolidated financial statements, and certain provisions of OBBBA, such as the reinstatement of bonus depreciation, full expensing of R&D expenses, and increases in the limitation of interest deductibility, have provided a U.S. federal cash tax benefit for 2025. Countries primarily in Europe continue to propose DSTs in addition to countries that have already enacted DSTs. DSTs are assessed on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. Canada repealed their DST on March 26, 2026, and we reversed our accrual for these taxes. As DSTs are proposed, enacted or changed in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.

Capital Resources
As of March 31, 2026, our outstanding debt totaled $4.3 billion, which is net of debt issuance costs and unamortized discounts of $173 million. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 term loan credit agreement governing the senior secured term loan due 2028 (the “2028 Term Loan") provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the 2028 Term Loan. Currently interest rates on the majority of our debt, net of cash and hedging impacts from interest rate swaps, is fixed, such that we are not significantly impacted by changes in interest rates.
From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt. Global capital markets experienced sustained volatility throughout 2025, and have remained constrained through the first quarter of 2026, due to the expansion of regional conflicts in the Middle East into broader maritime and energy supply chain disruptions, ongoing trade frictions and tariff related disruptions, and continued ambiguity regarding inflation trends and the future path of U.S. monetary policy. Subject to these market conditions, we may opportunistically refinance portions of our debt in the near term, including some or all of the 2026 Exchangeable Notes due in August 2026, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. The Securitization Facility (as defined below) also contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The June 2029 Notes (as defined below) also include various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the June 2029 Notes contain customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of March 31, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility (as defined below), the June 2029 Notes and the 2025 Pari Passu Loan Agreement (as defined below).
We are required to pay down our term loans by an amount equal to 50% of annual excess cash flow, as defined in the Amended and Restated Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for the year ended December 31, 2024, we were not required to make an excess cash flow payment in 2025, and no excess cash flow payment is required in 2026 with respect to our results for the year ended December 31, 2025. We are further required to pay down the term loans with proceeds from certain asset sales, net of taxes, or borrowings, that are not otherwise reinvested in the business, as provided in the Amended and Restated Credit Agreement.

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
Senior Secured Credit Facilities
In December 2025, we agreed to exchange $347 million of the existing senior secured term loans for $375 million of new senior secured term loans maturing on July 30, 2029 (the “2025 Term Loans”). This agreement included a new $288 million and $87 million term loan “B” facility (the “2025 Term Loan B-1” and the”2025 Term Loan B-2”, respectively), with the effect of extending the maturity of approximately $347 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 625 basis points. We determined this transaction represents a debt modification and therefore expensed all $5 million of third-party costs to other, net in our consolidated statement of operations for the year ended December 31, 2025 and included them in cash flow from operations as paid as of December 31, 2025.
On December 24, 2025, $233 million of our 2021 Term Loan B-1, $146 million of our 2021 Term Loan B-2, $135 million of our 2022 Term Loan B-1 and $113 million of our 2022 Term Loan B-2 was paid off with a portion of the proceeds borrowed under the 2025 Pari Passu Loan Agreement (as defined below). In connection with these paydowns, we recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $5 million.
Senior Secured Notes
On June 4, 2025, we issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of our then-outstanding principal under the 2023 intercompany secured term loan agreement (the "2023 Pari Passu Loan Agreement") with Sabre Financial Borrower, LLC (“Sabre FB”), our indirect, consolidated subsidiary, which applied such amounts toward full prepayment of Sabre FB's then-outstanding 2028 Term Loan; and (ii) to repurchase $325 million in principal amount of our then-outstanding 8.625% senior secured notes due 2027 (the "June 2027 Notes") (the “June 2025 Refinancing”). The July 2030 Notes bear interest at a rate of 11.125% per year, and mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows as of December 31, 2025. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows as of December 31, 2025.
On December 5, 2025, Sabre FB entered into a series of transactions governing Sabre FB's newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, pay interest at a rate of 11.125% per year, and will mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were redeemed in the first quarter of 2026). The remaining proceeds were partially used to pay $19 million in debt issuance costs.

On December 8, 2025, we exchanged approximately $379 million in principal of the 10.750% senior secured notes due November 2029 (the “November 2029 Notes”), $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of our 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount. The March 2030 Notes bear interest at a rate of 10.750% and mature on March 15, 2030. We determined this transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statement of operations for the year ended December 31, 2025 and included them in cash flow from operations as paid as of December 31, 2025.
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 and deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million which is presented in Restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. On March 1, 2026, we completed the redemption of the June 2027 Notes at the redemption price described above. The debt was repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.
On January 22, 2026, we repaid the outstanding balance of our December 2027 Notes of $2 million in full, inclusive of redemption premiums and accrued and unpaid interest.
Exchangeable Notes
As of March 31, 2026, we had $150 million aggregate principal amount of our 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes") outstanding. The 2026 Exchangeable Notes mature on August 1, 2026, at which time the principal amount of any outstanding 2026 Exchangeable Notes must be repaid in cash. For any exchanges initiated during the “free exchangeability period,” which began on February 1, 2026, and continues until the close of business on the second scheduled trading day preceding the August 1, 2026 maturity date, we intend to apply the “default settlement method”. This method is combination settlement with a specified dollar amount of $1,000. Under this approach, we will pay up to the principal amount in cash and settle any excess exchange value in shares of common stock (plus cash in lieu of fractional shares), with the amounts determined over a forty consecutive volume-weighted average price trading day observation period preceding the August 1, 2026 maturity date.
Cash Flows

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Cash used in operating activities	$(134,160)	$(63,961)
Cash used in investing activities	(21,230)	(7,230)
Cash (used in) provided by financing activities	(92,006)	13,208
Cash provided by (used in) discontinued operations	3,418	(17,662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,534)	2,295
Decrease in cash, cash equivalents and restricted cash	$(245,512)	$(73,350)
Operating Activities
Cash used in operating activities totaled $134 million for the three months ended March 31, 2026. The $70 million decrease in operating cash flow from the same period in the prior year was primarily due to a $67 million increase in interest payments in connection with our debt, $19 million of severance payments made in connection with the inflation offset program and a contribution of $2 million to our defined benefit pension plan, partially offset by a $23 million decrease in variable-based compensation payments.
Investing Activities
For the three months ended March 31, 2026, we used $21 million of cash for capital expenditures primarily related to software developed for internal use.
For the three months ended March 31, 2025, we used $17 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $10 million.
Financing Activities
For the three months ended March 31, 2026, financing activities used $92 million. Significant highlights of our financing activities include:
•payments of $92 million on our June 2027 Notes, $2 million on our December 2027 Notes, and $1 million on our 2024 Term Loan B-2, 2025 Term Loan B-1, and 2025 Term Loan B-2;
•payment of $4 million for debt discount and issuance costs;

•net receipts received on behalf of Hospitality Solutions under the transition services agreement of $3 million; and
•proceeds of $2 million for final cash settlement as a result of the sale of assets.
For the three months ended March 31, 2025, financing activities provided $13 million. Significant highlights of our financing activities include:
•net proceeds of $19 million on borrowings on our AR Facility;
•payments of $3 million on our 2021 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2; and
•net payments of $2 million from the settlement of employee stock awards.
Discontinued Hospitality Solutions Business
Cash provided by discontinued operations totaled $3 million for the three months ended March 31, 2026. The $21 million increase in cash flow from the same period in the prior year was primarily due to the payment of approximately $20 million of interest in the prior year period.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
We had no off balance sheet arrangements during the three months ended March 31, 2026 and year ended December 31, 2025.
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
We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are uncertain at the time of estimation and if changes in the estimate are reasonably likely to occur and could have a material effect on the presentation of financial condition, changes in financial condition, or results of operations. For a discussion of the accounting policies involving material estimates and assumptions that we believe are most critical to the preparation of our financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. Since the date of the annual report on Form 10-K filed with the SEC on February 18, 2026, there have been no material changes to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss from adverse changes in: (i) prevailing interest rates, (ii) foreign exchange rates, (iii) credit risk and (iv) inflation. Our exposure to market risk relates to interest payments due on our long-term debt, derivative instruments, income on cash and cash equivalents, accounts receivable and payable, subscriber incentive liabilities and deferred revenue. We manage our exposure to these risks through established policies and procedures. We do not engage in trading, market making or other speculative activities in the derivatives markets. Our objective is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest and foreign exchange rates. There were no material changes in our market risk since December 31, 2025 as previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.

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

ITEM 1A. RISK FACTORS
The following risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of these factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. These disclosures reflect our beliefs and opinions as to factors that, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not these factors have occurred in the past or their likelihood of occurring in the future.
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
Travel technology is rapidly evolving as travel suppliers seek new or improved means of accessing their customers and increasing value. We must continue to innovate and evolve our current and future offerings to respond to the changing needs of travel suppliers and meet intense competition. We also face increasing competition as suppliers seek solutions that provide the same traveler experience across all channels of distribution, whether indirectly through distribution systems or directly through other channels. As travel suppliers adopt innovative solutions that function across channels, our operating results could suffer if we do not foresee the need for new products or services to meet competition.
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of LCC/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new Sabre MosaicTM Marketplace ("Marketplace") agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our business as a marketplace due to our more limited content.
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
Our business relies on relationships with several large travel buyers, including travel management companies ("TMCs") and online travel agencies ("OTAs"), to generate a large portion of its revenue through bookings made by these travel companies. This revenue concentration in a relatively small number of travel buyers makes us particularly dependent on factors affecting those companies. For example, if demand for their services decreases, or if a key supplier pulls its content from us, travel buyers may stop utilizing our services or move all or some of their business to competitors or competing channels. Although our contracts with larger travel agencies often increase the incentive consideration when the travel agency processes a certain volume or percentage of its bookings through our Marketplace, travel buyers are not contractually required to book exclusively through our Marketplace during the contract term. Travel buyers also shift bookings to other distribution channels for many reasons, including to avoid becoming overly dependent on a single source of travel content or to increase their bargaining power with distribution system providers. Additionally, some regulations allow travel buyers to terminate their contracts earlier.
These risks are exacerbated by increased consolidation among travel agencies and TMCs, which may ultimately reduce the pool of travel agencies that subscribe to distribution systems. We must compete with other distribution systems and other competitors for their business by offering competitive upfront incentive consideration, which, due to the strong bargaining power of these large travel buyers, tend to increase in each round of contract renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results—Increasing travel agency incentive consideration" in our Annual Report on Form 10-K for more information about our incentive consideration. However, any reduction in transaction fees from travel suppliers due to supplier consolidation or other market forces could limit our ability to increase incentive consideration to travel agencies in a cost-effective manner or otherwise affect our margins.
Our business depends on maintaining and renewing contracts with our customers and other counterparties.
In connection with our business, we enter into contracts with travel buyers, travel suppliers, third-party distributors and hotels. Although most of our travel buyer contracts have terms of one to three years, we typically have non-exclusive, five- to ten-year contracts with our major travel agency customers. We also typically have three- to five-year contracts with corporate travel departments, which generally renew automatically unless terminated with the required advance notice. A meaningful portion of our travel buyer agreements, typically representing approximately 15% to 20% of our bookings, are up for renewal in any given year. Similarly, our contracts with airline travel suppliers have a typical duration of three to seven years for larger airlines and one to three years for smaller airlines, and are generally subject to automatic renewal at the end of the term. Airlines are not typically contractually obligated to distribute exclusively through our Marketplace during the contract term and may terminate their agreements with us upon providing the required advance notice after the expiration of the initial term. We cannot guarantee that we will be able to renew our contracts in the future on favorable economic terms or at all, and the termination or expiration of these agreements could materially adversely impact our business. See “—Our business is exposed to pricing pressure from travel suppliers." Additionally, we use several third-party distributor partners and equity method investments to extend our Marketplace services in Europe, the Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”). The termination of our contractual arrangements with any of these third-party distributor partners and equity method investments could adversely impact our business in the relevant regions. See “—We rely on third-party distributor partners and equity method investments to extend our Marketplace services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.” for more information on our relationships with our third-party distributor partners and equity method investments.
In addition, our failure to renew some or all of our agreements on economically favorable terms or at all, or the early termination of these existing contracts, would adversely affect the value of our business as a marketplace due to our limited content and distribution reach, which could cause some of our subscribers to move to a competing distribution system or use other travel technology providers for the solutions we provide and would materially harm our business, reputation and brand. Our business therefore relies on our ability to renew our agreements with our travel buyers, travel suppliers, third-party distributor partners and equity method investments or developing relationships with new travel buyers and travel suppliers to offset any customer losses.
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
In the first quarter of 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. While we believe this to be unlikely, this program may be disruptive to our operations and could yield unanticipated consequences, such as unplanned attrition, increased difficulties in our day-to-day operations and reduced employee morale. Any unplanned attrition could result in the need for contract support at unplanned additional expense or harm our productivity. In addition, we may not realize the entire anticipated goals and expected cost savings of this program due to unforeseen difficulties, delays or unexpected cost. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
We have Marketplace contracts with carriers that fly to Cuba, Iran and North Korea; however, these carriers are based outside those countries and are neither owned by those governments or their nationals, nor are they themselves subject to sanctions. With respect to Iran and, North Korea, we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised the Office of Foreign Assets Control (“OFAC”) that we display on our Marketplace flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC and other regulators. We note, however, that sanctions regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, a regulator’s interpretation of its own regulations and guidance may vary on a case-by-case basis. As a result, we cannot provide any guarantees that a regulator will not challenge the activities described above in the future, which could have a material adverse effect on our results of operations.
In connection with the current military conflict in Ukraine, the United States, the United Kingdom, the European Union and other governments have imposed varying sanctions and export-control measure packages impacting Russia and certain regions of Ukraine and Belarus. We continue to actively monitor the ongoing situation. The extent to which our reputation, operations, and financial results may be affected by the ongoing conflict will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; and the effect of further laws, sanctions and trade control restrictions on our business, the global economy and global supply chains. Continuation or escalation of the conflict may also exacerbate this and other risk factors identified in this Quarterly Report on Form 10-Q, including cybersecurity, regulatory, and reputational risks.
As noted, the regulations and sanctions that apply to us are complex. While we have a compliance program in place to help us address these requirements, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to legal and reputational consequences, including civil and criminal penalties. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as intended, which we believe we have substantially addressed. In identifying these elements, we became aware that we received payments that were not material in amount from an air carrier in Russia for Marketplace services, which may have violated U.K. sanctions. We voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI), and have fully cooperated with all requests from OFSI following the disclosure. In January 2026, OFSI provided us with a notice of its intention to impose a monetary penalty in relation to this matter. We accrued the amount of this proposed penalty in our financial results for the quarter ended December 31, 2025; this accrual did not have a material adverse impact on our financial condition or results of operation.
In Europe, distribution system regulations or interpretations thereof may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel buyers, airlines, rail carriers or others, impair the enforceability of existing agreements with travel buyers and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations specifically governing distribution systems have been lifted in the United States, they remain subject to general regulation regarding unfair trade practices by the U.S. Department of Transportation (“DOT”). In addition, continued regulation of distribution systems in the E.U. and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes. We do not currently maintain a central database of all regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened. Our failure to comply with these laws and regulations could subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business.

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
We rely on third-party distributor partners and equity method investments to extend our Marketplace services to certain regions, which exposes us to risks associated with lack of direct management control and potential conflicts of interest.
Our business utilizes third-party distributor partners and equity method investments to extend our Marketplace services in EMEA and APAC. We work with these partners to establish and maintain commercial and customer service relationships with both travel suppliers and travel buyers. Since, in many cases, we do not exercise full management control over their day-to-day operations, the success of their marketing efforts and the quality of the services they provide are beyond our control. If these partners do not meet our standards for distribution, our reputation may suffer materially, and sales in those regions could decline significantly. Any interruption in these third-party services, deterioration in their performance or termination of our contractual arrangements with them could negatively impact our ability to extend our Marketplace services in the relevant markets. In addition, our business may be harmed due to potential conflicts of interest with our equity method investments.
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
We may be unable to maintain and improve the efficiency, reliability and integrity of our systems. Unexpected increases in the volume of our business could exceed currently allocated system capacity, resulting in service interruptions, outages and delays. These constraints could also lead to the deterioration of our services or impair our ability to process transactions and have in the past and could in the future lead to higher costs. We occasionally experience system interruptions that make certain of our systems unavailable including, but not limited to, our Marketplace and the services that our business provides. In addition, we have experienced in the past and may in the future occasionally experience system interruptions as we execute changes for the purpose of enhancing our products or achieving other technological objectives. System interruptions prevent us from efficiently providing services to customers or other third parties, and have in the past and could in the future cause damage to our reputation and result in the loss of customers and revenues or cause us to incur litigation and liabilities. Although we have contractually limited our liability for damages caused by outages of our Marketplace (other than damages caused by our gross negligence or willful misconduct), we cannot guarantee that we will not be subject to lawsuits or other claims for compensation from our customers in connection with such outages for which we may not be indemnified or compensated.
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
As an example, in the third quarter of 2023, we became aware that an unauthorized actor had illegally extracted certain company data and posted it to the dark web. Immediately upon becoming aware of this extraction, we initiated an investigation, with the assistance of cybersecurity and forensics professionals. We have also notified federal law enforcement and have provided, and will continue to provide, other required notifications. To date this cybersecurity incident has not had a material impact on our financial condition, results of operations or liquidity. However, there is no assurance that it will not result in significant costs to us, reputational harm, expenditure of additional resources, lawsuits and related fees, costs and expenses, or regulatory inquiries in the future that could result in a material adverse effect. For example, we were subject to a lawsuit seeking class certification filed against us in the United States District Court for the Northern District of Texas. The complaint generally asserted negligence and other claims based on this cybersecurity incident, and, in addition to monetary damages, the plaintiffs were also seeking declaratory and injunctive relief. The court has dismissed this case with prejudice. See “—We are involved in various legal proceedings which may cause us to incur significant fees, costs and expenses and may result in unfavorable outcomes.”
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
Any unfavorable economic, political or regulatory developments in a particular region could negatively affect our business, such as delays in payment or non-payment of contracts, delays in contract implementation or signing, carrier control issues and increased costs from regulatory changes particularly as parts of our growth strategy involve expanding our presence in that region. For example, some regions have experienced or are expected to experience inflationary and/or slowing economic conditions. These adverse economic conditions may negatively impact our business results in those regions. The changes arising from the current presidential administration in the United States as well as volatile political conditions in other countries in which we do business could also create additional uncertainty for the travel industry and our business, including in ways that we cannot foresee. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Our international operations involve risks that are not generally encountered when doing business in the United States. These risks include, but are not limited to: (1) business, political and economic instability in foreign locations, including actual or threatened terrorist activities, and military action, as well as the effects of the current military conflict in Ukraine and ongoing conflict in the Middle East (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting our Results of Operations"); (2) adverse laws and regulatory requirements, including more comprehensive regulation in the E.U. and legislation and related regulations in Russia (see “—Any failure to comply with regulations or any changes in such regulations governing our businesses could adversely affect us.”); (3) changes in foreign currency exchange rates and financial risk arising from transactions in multiple currencies; (4) difficulty in developing, managing and staffing international operations because of distance, language and cultural differences; (5) disruptions to or delays in the development of communication and transportation services and infrastructure; (6) more restrictive data privacy requirements, including the GDPR; (7) consumer attitudes, including the preference of customers for local providers, as well as attitudes of other stakeholders stemming from our actions or inactions arising from or relating to the current military conflict in Ukraine; (8) increasing labor costs due to high wage inflation in foreign locations, differences in general employment conditions and regulations, and the degree of employee unionization and activism; (9) export or trade restrictions or currency controls; (10) governmental policies or actions, such as tariffs, consumer, labor and trade protection measures, instability in multilateral relationships, and travel restrictions, sanctions and export controls, including restrictions implemented in connection with the current military conflict in Ukraine; (11) taxes, restrictions on foreign investment and limits on the repatriation of funds; (12) diminished ability to legally enforce our contractual rights; and (13) decreased protection for intellectual property. Any of the foregoing risks may adversely affect our ability to conduct and grow our business internationally.
Risks Related to Our Indebtedness, Financial Condition and Common Stock
We have a significant amount of indebtedness, which could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
We have a significant amount of indebtedness. As of March 31, 2026, we had $4.3 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Failure to make any required payments or comply with other covenants under the agreements governing our indebtedness could result in an event of default and acceleration of amounts due. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, actual or anticipated fluctuations in our financial conditions and results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments; anticipated or actual changes in laws, regulations or government policies applicable to our business; general economic conditions in the United States; other events or factors, including those resulting from war, pandemics (such as COVID-19), incidents of terrorism or responses to these events; and the other factors described in this Part II, Item 1A.
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
Our consolidated balance sheets as of March 31, 2026 contained goodwill and intangible assets, net totaling $2.7 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of March 31, 2026, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, such as the One Big Beautiful Bill Act (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources"), statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organization for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2025 with more expected in the year 2026. The OECD released the Side-by-Side (SbS) administrative guidance on January 5, 2026, introducing new safe harbors and simplifications under the Pillar Two GloBE rules to reduce compliance burdens for multinational entities. We continue to monitor the SbS implementation in the countries where we operate. Additionally, several countries, primarily in Europe, have adopted digital services taxes ("DST") on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. Canada repealed their DST on March 26, 2026, and we reversed our accrual for these taxes in our selling, general and administrative costs. Other countries continue to propose DST legislation, which we monitor closely. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the three months ended March 31, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of March 31, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.155
Form of Certificate of Designations of Series B Preferred Stock of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2026).

10.156
Rights Agreement, dated as of March 1, 2026, between Sabre Corporation and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2026).

10.157
Form of Certificate of Elimination of Series B Preferred Stock of Sabre Corporation (incorporated by reference to Exhibit 3.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2026).

10.158
Amendment, dated March 5, 2026, to Rights Agreement, dated March 1, 2026, between Sabre Corporation and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2026).

10.159
Strategic Governance Agreement, dated as of March 5, 2026, by and among Sabre Corporation, Constellation Software Inc. and Constellation Canadian Holdings Inc. (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2026).

10.160†
Sabre Corporation 2026 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2026).

10.161†
Sabre Corporation 2026 Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2026).

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

SABRE CORPORATION
(Registrant)
Date:	May 7, 2026	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)