Form 10-Q
period 2026-06-30
Sabre Corp
filed 2026-08-06
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 30, 2026, 403,583,214 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$711,961	$687,149	$1,472,287	$1,389,275
Cost of revenue, excluding technology costs	310,462	296,354	645,445	601,825
Technology costs	171,059	172,494	346,480	347,801
Selling, general and administrative	137,657	129,167	271,662	259,120
Operating income	92,783	89,134	208,700	180,529
Other expense:
Interest expense, net	(123,768)	(111,244)	(246,731)	(221,034)
Loss on extinguishment of debt	(230)	(85,182)	(2,958)	(85,182)
Equity method income	377	738	1,146	1,403
Other, net	6,161	(3,202)	13,162	(497)
Total other expense, net	(117,460)	(198,890)	(235,381)	(305,310)
Loss from continuing operations before income taxes	(24,677)	(109,756)	(26,681)	(124,781)
Provision for income taxes	11,696	91,262	298	79,614
Loss from continuing operations	(36,373)	(201,018)	(26,979)	(204,395)
Income (loss) from discontinued operations, net of tax	218	(55,514)	(1,168)	(16,588)
Net loss	(36,155)	(256,532)	(28,147)	(220,983)
Net (loss) income attributable to noncontrolling interests	(4)	(168)	(112)	45
Loss attributable to common stockholders	$(36,151)	$(256,364)	$(28,035)	$(221,028)

Basic net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.09)	$(0.51)	$(0.07)	$(0.53)
Loss from discontinued operations	—	(0.14)	—	(0.04)
Net loss per common share	$(0.09)	$(0.65)	$(0.07)	$(0.57)
Diluted net loss per share attributable to common stockholders:
Loss from continuing operations	$(0.09)	$(0.51)	$(0.07)	$(0.53)
Loss from discontinued operations	—	(0.14)	—	(0.04)
Net loss per common share	$(0.09)	$(0.65)	$(0.07)	$(0.57)
Weighted-average common shares outstanding:
Basic	399,351	390,905	397,264	388,601
Diluted	399,351	390,905	397,264	388,601
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(36,155)	$(256,532)	$(28,147)	$(220,983)
Other comprehensive income, net of tax:

Foreign currency translation adjustments	(278)	4,136	(1,290)	6,225
Retirement-related benefit plans:
Net actuarial loss, net of taxes of nil in all periods	—	—	(171)	(3,338)
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(716)	(716)
Amortization of actuarial losses, net of taxes of nil in all periods	1,294	758	2,024	1,461
Net change in retirement-related benefit plans, net of tax	936	400	1,137	(2,593)
Derivatives:
Unrealized (losses) gains, net of taxes of nil in all periods	(26)	587	77	(11)
Reclassification adjustment for realized losses, net of taxes of nil in all periods	617	152	1,316	294
Net change in derivatives, net of tax	591	739	1,393	283
Share of other comprehensive (loss) income of equity method investments	(200)	240	(795)	29
Other comprehensive income	1,049	5,515	445	3,944
Comprehensive loss	(35,106)	(251,017)	(27,702)	(217,039)
Less: Comprehensive loss (income) attributable to noncontrolling interests	4	168	112	(45)
Comprehensive loss attributable to Sabre Corporation	$(35,102)	$(250,849)	$(27,590)	$(217,084)

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$675,977	$791,555
Restricted cash	21,027	118,558
Accounts receivable, net of allowance for credit losses of $21,116 and $17,953	378,146	311,870
Prepaid expenses and other current assets	93,438	74,055
Total current assets	1,168,588	1,296,038
Property and equipment, net of accumulated depreciation of $1,754,420 and $1,724,044	271,211	255,323
Equity method investments	22,398	23,082
Goodwill	2,383,160	2,384,191
Acquired customer relationships, net of accumulated amortization of $806,046 and $796,767	149,951	159,326
Other intangible assets, net of accumulated amortization of $601,675 and $595,403	119,209	125,556
Deferred income taxes	4,473	3,874
Other assets, net	253,451	254,738
Total assets	$4,372,441	$4,502,128

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$219,519	$260,035
Accrued compensation and related benefits	75,338	103,521
Accrued subscriber incentives	300,374	289,095
Deferred revenues	55,077	58,413
Other accrued liabilities	237,484	256,856
Current portion of debt	252,627	245,651
Total current liabilities	1,140,419	1,213,571
Deferred income taxes	37,542	36,614
Other noncurrent liabilities	174,355	173,172
Long-term debt	4,064,005	4,103,208
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	11,275	12,057
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 439,268 and 427,366 shares issued, 403,568 and 395,004 shares outstanding at June 30, 2026 and December 31, 2025, respectively	4,393	4,274
Additional paid-in capital	3,364,574	3,351,111
Treasury Stock, at cost, 35,700 and 32,362 shares at June 30, 2026 and December 31, 2025, respectively	(542,520)	(537,197)
Accumulated deficit	(3,830,570)	(3,802,535)
Accumulated other comprehensive loss	(66,211)	(66,656)
Noncontrolling interest	15,179	14,509
Total stockholders’ deficit	(1,055,155)	(1,036,494)
Total liabilities and stockholders’ deficit	$4,372,441	$4,502,128

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(28,147)	$(220,983)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	53,468	50,972
Stock-based compensation expense	26,243	23,602
Amortization of upfront incentive consideration	24,684	17,735
Amortization of debt discount and issuance costs	19,932	14,916
Provision for expected credit losses	5,209	1,103
Deferred income taxes	3,641	32,277
Other	3,112	(3,317)
Loss on extinguishment of debt	2,958	85,182
Loss from discontinued operations	1,168	16,588
Dividends received from equity method investments	961	1,042
Payment of previously paid-in-kind interest	—	(199,938)
Paid-in-kind interest	—	28,327
Gain on sale of assets	—	(5,191)
Changes in operating assets and liabilities:
Accounts and other receivables	(69,409)	(98,505)
Prepaid expenses and other current assets	(17,920)	24,752
Capitalized implementation costs	(2,423)	(4,900)
Upfront incentive consideration	(12,473)	(9,481)
Other assets	(22,492)	(6,098)
Accrued compensation and related benefits	(44,174)	(59,349)
Accounts payable and other accrued liabilities	(37,627)	37,763
Deferred revenue including upfront solution fees	(4,722)	(8,338)
Cash used in operating activities	(98,011)	(281,841)
Investing Activities
Additions to property and equipment	(47,632)	(39,150)
Proceeds from sale of assets	—	9,267
Other investing activities	—	(200)
Cash used in investing activities	(47,632)	(30,083)
Financing Activities
Payments on borrowings from lenders	(195,415)	(1,224,531)
Proceeds on borrowings from lenders	150,000	1,325,000
Payments on borrowings under Securitization Facility	(116,750)	(39,000)
Proceeds from borrowings under Securitization Facility	114,550	54,100
Net Payments on Behalf under TSA	(10,196)	—
Debt prepayment fees and issuance costs	(7,743)	(71,094)
Net payment on the settlement of equity-based awards	(5,326)	(9,975)
Other financing activities	2,000	—
Cash (used in) provided by financing activities	(68,880)	34,500
Cash Flows from Discontinued Operations
Cash used in operating activities	(785)	(22,616)
Cash provided by (used in) investing activities	4,353	(1,788)
Cash provided by (used in) discontinued operations	3,568	(24,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,154)	3,453
Decrease in cash, cash equivalents and restricted cash	(213,109)	(298,375)
Cash, cash equivalents and restricted cash at beginning of period	910,113	745,518
Cash, cash equivalents and restricted cash at end of period	$697,004	$447,143
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	427,366,641	$4,274	$3,351,111	32,362,434	$(537,197)	$(3,802,535)	$(66,656)	$14,509	$(1,036,494)
Comprehensive income	—	—	—	—	—	8,116	(604)	325	7,837
Settlement of stock-based awards	374,924	4	—	68,533	(105)	—	—	—	(101)
Stock-based compensation expense	—	—	3,078	—	—	—	—	—	3,078
Balance at March 31, 2026	427,741,565	$4,278	$3,354,189	32,430,967	$(537,302)	$(3,794,419)	$(67,260)	$14,834	$(1,025,680)
Comprehensive loss	—	—	—	—	—	(36,151)	1,049	345	(34,757)
Settlement of stock-based awards	11,526,615	115	(1)	3,268,912	(5,218)	—	—	—	(5,104)
Stock-based compensation expense	—	—	10,386	—	—	—	—	—	10,386
Other	—	—	—	—	—	—		—	—
Balance at June 30, 2026	439,268,180	$4,393	$3,364,574	35,699,879	$(542,520)	$(3,830,570)	$(66,211)	$15,179	$(1,055,155)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)
Comprehensive loss	—	—	—	—	—	(256,364)	5,515	400	(250,449)
Settlement of stock-based awards	9,383,719	94	(1)	2,547,751	(7,529)	—	—	—	(7,436)
Stock-based compensation expense	—	—	12,593	—	—	—	—	—	12,593
Other	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	426,602,530	$4,266	$3,330,719	32,104,635	$(536,762)	$(4,548,181)	$(69,803)	$15,451	$(1,804,310)
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
Recent events—We have updated the terminology used to describe our revenue to better reflect our evolving brand identity and market positioning. Historically referred to as “Distribution” and “IT Solutions”, these revenue streams have been renamed to “Marketplace” and “Airline Technology”, respectively. The specific revenue from products, services, and underlying solutions offered within each category remain unchanged.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
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
The following table presents our assets and liabilities with customers as of June 30, 2026 and December 31, 2025 (in thousands).

Account	Consolidated Balance Sheet Location	June 30, 2026	December 31, 2025
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$14,943	$16,692
Trade and unbilled receivables, net	Accounts receivable, net	373,876	308,825
Long-term trade unbilled receivables, net	Other assets, net	5,698	7,795
Contract liabilities	Deferred revenues / other noncurrent liabilities	92,030	96,753
______________________
(1) Includes contract assets of $3 million for June 30, 2026 and $4 million December 31, 2025.
During the six months ended June 30, 2026, we recognized revenue of approximately $16 million from contract liabilities that existed as of January 1, 2026. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketplace	$576,839	$545,766	$1,194,850	$1,114,881
Airline Technology	135,122	141,383	277,437	274,394
Total Sabre Revenue	$711,961	$687,149	$1,472,287	$1,389,275
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended June 30, 2026, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is $1 million.
Our air booking cancellation reserve totaled $16 million and $13 million as of June 30, 2026, and December 31, 2025, respectively.
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
3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”), an unrelated party, pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $965 million, net (the "Hospitality Solutions Sale"). In the first quarter of 2026, we finalized our net working capital adjustments, resulting in an additional $4 million of cash proceeds for final cash proceeds of $969 million, net. Cash proceeds are net of cash acquired by the Buyer, fees, and estimated taxes. We recognized a pre-tax gain on sale of $821 million (after-tax $723 million) in the third quarter of 2025, which is recorded in other, net, within discontinued operations in our consolidated statements of operations during the year ended December 31, 2025. Adjustments to the gain in the fourth quarter of 2025 and the first six months of 2026 were immaterial. The operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. Interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale as well as the related loss on extinguishment of debt is classified as discontinued operations within our results of operations in the prior year period. See Note 8. Debt for further details.

In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements ("TSA") with the Buyer, under which we provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Amounts due for transition services provided to the Hospitality Solutions business under the TSA, net of direct and incremental costs to provide the services, are recorded to other, net, within continuing operations in our consolidated statements of operations during the three and six months ended June 30, 2026 and presented within the operating activities section of the statement of cash flows. Service charges under the TSA were approximately $22 million and $45 million for the three and six months ended June 30, 2026, respectively, and cash receipts related to the TSA charges were approximately $43 million for the six months ended June 30, 2026. Under the TSA, we also collect funds and make payments on behalf of Hospitality Solutions. These net receipts or payments are presented as Net Receipts (Payments) on Behalf under TSA within the financing activities section of the statement of cash flows.
Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our Marketplace for bookings which generates revenue for us. Consideration received under these revenue agreements has been assessed and determined to be at fair value. Revenue earned and cash received since the closing of the Hospitality Solutions Sale related to these agreements was approximately $17 million and $11 million, respectively, for the three months ended June 30, 2026 and approximately $33 million and $23 million, respectively, for the six months ended June 30, 2026. Historically, Travel Solutions recognized inter-segment revenue for bookings generated by our Hospitality Solutions business. Revenue that was previously eliminated but is now in our results of continuing operations was $12 million and $23 million for the three and six months ended June 30, 2025, respectively.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$87,002	$—	$172,211
Cost of revenue, excluding technology costs	—	44,453	—	83,410
Technology costs	—	21,072	184	41,991
Selling, general and administrative	—	13,657	133	26,986
Operating income	—	7,820	(317)	19,824
Other expense:
Interest expense, net	—	(19,776)	—	(39,338)
Other, net	211	2,619	(347)	3,689
Total other expense, net	211	(17,157)	(347)	(35,649)
Income (loss) from discontinuing operations before income taxes	211	(9,337)	(664)	(15,825)
(Benefit) provision for income taxes(1)	(7)	46,177	504	763
Net (loss) income from discontinued operations	$218	$(55,514)	$(1,168)	$(16,588)
______________________

(1) We used an intra-period tax allocation to allocate the provision for income taxes for all periods presented between continuing operations and discontinued operations.

The following table presents selected financial information related to cash flows from discontinued operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(785)	$(22,616)
Cash provided by (used in) investing activities	4,353	(1,788)
Cash provided by (used in) discontinued operations	$3,568	$(24,404)
Non-cash additions to property and equipment	$—	$9,313

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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of June 30, 2026 and 2025, the redeemable noncontrolling interest was $11 million and $12 million, respectively.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$12,057	$12,928
Net loss attributable to redeemable noncontrolling interest	(782)	(1,032)
Redeemable noncontrolling interest, end of period	$11,275	$11,896

5. Restructuring Activities
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $62 million in costs primarily associated with our workforce. These restructuring costs are comprised of $58 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been paid related to other restructuring costs.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this inflation offset program (in thousands):

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$47,769
Charges	11,707
Cash Payments	(36,338)
Non-Cash Adjustments	(961)
Balance as of June 30, 2026	$22,177
This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.
6. Income Taxes

    For the six months ended June 30, 2026, we recognized an immaterial amount of income tax expense for continuing operations, compared to an income tax expense of $80 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026, represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of withholding tax receivables and related interest.
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
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In June 2026, the Internal Revenue Service initiated an examination of our U.S. federal income tax returns for the tax year ended December 31, 2023. We believe our tax positions are well-supported and that adequate provisions for income taxes have been made. Management does not expect the outcome of this examination to have a material adverse effect on our financial position, results of operations, or cash flows.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the six months ended June 30, 2026 for our portfolio segment is summarized as follows (in thousands):

Six Months Ended June 30, 2026
Balance at December 31, 2025	$17,953
Provision for expected credit losses	5,209
Write-offs	(1,973)
Other	(73)
Balance at June 30, 2026	$21,116

8. Debt
As of June 30, 2026 and December 31, 2025, our outstanding debt included in our consolidated balance sheets totaled $4,317 million and $4,349 million, respectively, which are net of debt issuance costs of $57 million and $60 million, respectively, and unamortized discounts of $111 million and $123 million, respectively. The following table sets forth the face values of our outstanding debt as of June 30, 2026 and December 31, 2025 (in thousands):

	Rate	Maturity	June 30, 2026	December 31, 2025
Senior secured credit facilities:
2024 Term Loan B-1	S(1) + 6.00%	November 2029	397,100	397,100
2024 Term Loan B-2	S(1) + 6.00%	November 2029	73,875	74,250
2025 Term Loan B-1	S(1) + 6.25%	July 2029	286,799	288,240
2025 Term Loan B-2	S(1) + 6.25%	July 2029	86,326	86,760
Securitization facility:
AR Facility	S(1) + 4.00%(2)	March 2027	79,800	82,000
FILO Facility	S(1) + 8.00%	March 2027	120,000	120,000
7.32% senior exchangeable notes due 2026	7.32%	August 2026	50,000	150,000
7.00% senior exchangeable notes due 2031	7.00%	May 2031(3)	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	—	91,607
11.25% senior secured notes due 2027	11.25%	December 2027	—	1,558
10.75% senior secured notes due 2029	10.75%	November 2029	445,715	445,715
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	1,325,000
10.75% senior secured notes due 2030	10.750%	March 2030	469,802	469,802
11.125% senior secured notes due 2029	11.125%	June 2029	1,000,000	1,000,000
Face value of total debt outstanding			4,484,417	4,532,032
Less current portion of debt outstanding			(254,300)	(247,665)
Face value of long-term debt outstanding			$4,230,117	$4,284,367
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) In connection with the issuance of the FILO Facility (as defined below), the drawn fee rate varies based on our leverage ratio. The drawn fee rate ranges from 3.00% to 4.00%, with incremental increases of 0.25% between these levels.
(3) The 2031 Exchangeable Notes (as defined below) contractually mature in May 2031; however, the holders possess a non-contingent, unilateral option to require us to repurchase all or any portion of their notes at 100% of the principal amount plus accrued and unpaid interest, exercisable solely on May 15, 2029.
We had outstanding letters of credit totaling $11 million as of both June 30, 2026 and December 31, 2025, respectively, which were secured by a $21 million cash collateral deposit account which is presented in restricted cash on our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The weighted average interest rate on our short-term borrowings, which include our 7.32% senior exchangeable notes due 2026, our Securitization Facility (as defined below) and the current portions of the 2025 Term Loan B-1, 2025 Term Loan B-2 and 2024 Term Loan B-2, is 9.50% as of June 30, 2026.
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
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of June 30, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.

Interest Rate Swaps
Interest rate swaps outstanding during the six months ended June 30, 2026 and 2025, are as follows:

Notional Amount	Interest Rate Received	Interest Rate Paid	Effective Date	Maturity Date
Designated as Hedging Instrument

$250 million	1 month SOFR(1)	4.72%	June 30, 2023	June 30, 2026
$250 million	1 month SOFR(1)	4.37%	January 16, 2024	January 31, 2026
______________________
(1)    Subject to a 0.5% floor.
In June 2023, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement for the periods through June 2026. In January 2024, we entered into an interest rate swap to hedge the first interest payments associated with $250 million of certain of our term loans under our Amended and Restated Credit Agreement related to the years 2024 and 2025. We designated these swaps as cash flow hedges. As of June 30, 2026, we did not have any hedge components excluded from the assessment of effectiveness. In 2026, we recognized an immaterial cash flow impact related to our interest rate swaps, which is reported as cash provided by operating activities within our consolidated statements of cash flows.
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
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 for a redemption price equal to 102.156% of the aggregate principal amount of the June 2027 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On December 23, 2025, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million, which is an amount sufficient to fully pay the redemption price. The $98 million is presented in restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. On March 1, 2026, we completed the redemption of the June 2027 Notes at the redemption price described above and recognized a loss on extinguishment of debt of approximately $3 million during the six months ended June 30, 2026. The debt was repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.
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
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of June 30, 2026, we had $200 million outstanding under the Securitization Facility, consisting of $80 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee of 8.00% per annum. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. The drawn fee rate, which was 3.75% as of June 30, 2026, varies based on our leverage ratio. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are immaterial as of June 30, 2026 and $1 million as of December 31, 2025, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of June 30, 2026, $336 million of Receivables are held as assets by Sabre Securitization, consisting of $330 million of accounts receivable and $6 million of other assets, net in our consolidated balance sheets.

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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of June 30, 2026, we were in compliance with the financial covenants of the Securitization Facility.
On August 4, 2026, Sabre Securitization entered into an amendment of the Securitization Facility that is expected to become effective on September 30, 2026, subject to certain conditions precedent.  Upon effectiveness, the amendment will extend the maturity of the Securitization Facility to September 28, 2029, subject to certain springing maturity conditions. In addition, upon effectiveness the amendment will increase the overall size of the existing AR Facility from $115 million to $130 million, while the size of the FILO Facility would remain $120 million, resulting in an increase of the overall size of the Securitization Facility to $250 million.  Upon effectiveness, borrowings under the AR Facility will have an interest rate of SOFR plus an applicable margin of 275 basis points, and borrowings under the FILO Facility will have an interest rate of SOFR plus an applicable margin of 625 basis points.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's newly-issued 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes") and approximately $30 million of cash (the "March 2024 Exchangeable Notes Exchange Transaction"). We incurred additional fees of approximately $5 million in associated fees and expenses plus $3 million of accrued and unpaid interest, all of which were funded with cash on hand. We determined that the March 2024 Exchangeable Notes Exchange Transaction, including the impact of the exchange fees, represents a debt extinguishment and therefore recognized a loss on extinguishment of debt of $31 million during the year ended December 31, 2024. We did not receive any cash proceeds from the exchange and did not incur additional indebtedness in excess of the aggregate principal amount of existing notes that were exchanged. The 2026 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1 2024, and mature on August 1, 2026, unless earlier repurchased or exchanged in accordance with specified circumstances and terms of the indenture governing the 2026 Exchangeable Notes (the "2026 Exchangeable Notes Indenture"). As of June 30, 2026, we have $50 million aggregate principal amount of 2026 Exchangeable Notes outstanding. See the discussion below regarding the 2031 Exchangeable Notes for additional information.
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
•upon the occurrence of specified corporate events; or
•on or after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, August 1, 2026. The 2026 Exchangeable Notes matured on August 1, 2026, and were settled with cash.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2026 Exchangeable Notes Indenture), the holders of the 2026 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2026 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2026 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of June 30, 2026, none of the conditions allowing holders of the 2026 Exchangeable Notes to exchange have been met.

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
On May 18, 2026, Sabre GLBL issued $150 million aggregate principal amount of newly-issued 7.00% senior exchangeable notes due 2031 (the "2031 Exchangeable Notes" and together with the 2025 Exchangeable Notes and 2026 Exchangeable Notes, the "Exchangeable Notes"). Concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 2026 Exchangeable Notes at par plus accrued and unpaid interest (the "May 2026 Exchangeable Notes Transaction"). In connection with this transaction, we paid approximately $5 million in third-party fees plus $2 million of accrued and unpaid interest. We determined that the May 2026 Exchangeable Notes Transaction represents a debt extinguishment and therefore recognized an immaterial loss on extinguishment of debt during the six months ended June 30, 2026. We intend to use the net proceeds of $50 million to repay, repurchase or otherwise retire from time to time the remaining $50 million of 2026 Exchangeable Notes outstanding. Ultimately, the May 2026 Exchangeable Notes Transaction will not result in any incremental indebtedness being incurred.
The 2031 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026, at a rate of 7.00% per year, and mature on May 15, 2031, unless earlier repurchased, redeemed or exchanged in accordance with specified circumstances and terms of the indenture governing the 2031 Exchangeable Notes (the "2031 Exchangeable Notes Indenture" and together with the 2026 Exchangeable Notes Indenture, the "Exchangeable Notes Indentures"). As of June 30, 2026, we have $150 million aggregate principal amount of 2031 Exchangeable Notes outstanding.
Under the terms of the 2031 Exchangeable Notes Indenture, the 2031 Exchangeable Notes are exchangeable into our common stock under substantively the same circumstances as those set forth in the 2026 Exchangeable Notes other than:
•during any calendar quarter commencing after the calendar quarter ended September 30, 2026, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; and
•on or after November 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, May 15 2031.
•if Sabre GLBL calls any note for redemption, then the holder may exchange such note at any time before the close of business on the second business day immediately before the related redemption date.
As of June 30, 2026, none of the conditions allowing holders of the 2031 Exchangeable Notes to exchange have been met.
The 2031 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 447.2272 shares of common stock per $1,000 principal amount of the 2031 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $2.24 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. “Make-Whole Fundamental Change” provisions in the 2031 Exchangeable Notes Indenture are substantially similar to those described above for the 2026 Exchangeable Notes Indenture.
The 2031 Exchangeable Notes will not be redeemable at our option prior to May 21, 2029. On or after May 21, 2029, Sabre GLBL may redeem for cash all or any portion of the 2031 Exchangeable Notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of our common stock exceeds 130% of the exchange price then in effect for a specified period of time ending on, and including, the trading day immediately preceding the date we provide notice of redemption, subject to the other limitations set forth in the 2031 Exchangeable Notes Indenture.
Holders of the 2031 Exchangeable Notes may require Sabre GLBL to repurchase for cash all or any portion of their notes on May 15, 2029, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Debt issuance costs are amortized over the contractual life of the 2025 Exchangeable Notes and the 2026 Exchangeable Notes. Debt issuance costs for the 2031 Exchangeable Notes are amortized from the date of issuance to May 15, 2029, the date on which the holders have a non-contingent, unilateral right to require us to repurchase the notes. Debt issuance costs are amortized through interest expense, within our results from continuing operations. The effective interest rate at June 30, 2026 was 8.82% and 8.36% for the 2026 Exchangeable Notes and the 2031 Exchangeable Notes, respectively. The effective interest rates at June 30, 2025 were 8.82% and 4.78% for the 2026 Exchangeable Notes and 2025 Exchangeable Notes, respectively.
The following table sets forth the carrying value of the Exchangeable Notes as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	2026 Exchangeable Notes	2031 Exchangeable Notes	2026 Exchangeable Notes
Principal	$50,000	$150,000	$150,000
Less: Unamortized debt issuance costs	62	5,198	1,274
Net carrying value	$49,938	$144,802	$148,726

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	2026 Exchangeable Notes	2031 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2026 Exchangeable Notes	2031 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$1,871	$1,254	$305	$2,745	$4,616	$1,254	$2,138	$5,490
Amortization of debt issuance costs	374	190	59	504	912	190	414	996

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value at Reporting Date Using
Assets:	June 30, 2026	Level 1	Level 2	Level 3
Money market funds	$368,145	$368,145	$—	$—
Time deposits	56,987	—	56,987	—
Investment in securities	854	854	—	—
Total assets	$425,986	$368,999	$56,987	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2025	Level 1	Level 2	Level 3
Money market funds	$410,493	$410,493	$—	$—
Time deposits	30,280	—	30,280	—
Investment in securities	633	633	—	—
Total assets	$441,406	$411,126	$30,280	$—

Liabilities:
Derivatives
Interest rate swap contracts	$(1,381)	$—	$(1,381)	$—
Total liabilities	$(1,381)	$—	$(1,381)	$—

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and six months ended June 30, 2026.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2026 Exchangeable Notes, 2031 Exchangeable Notes, senior secured notes due 2027, 2029 and 2030 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the FILO Facility was determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of June 30, 2026 and December 31, 2025.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026		As of December 31, 2025
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2024 Term Loan B-1	357,703	392,705	355,652	392,183
2024 Term Loan B-2	66,546	73,803	66,500	74,169
2025 Term Loan B-1	254,355	266,436	294,725	265,206
2025 Term Loan B-2	77,748	79,382	88,712	78,911
7.32% senior exchangeable notes due 2026	50,898	50,000	133,701	150,000
7.00% senior exchangeable notes due 2031	194,433	150,000	—	—
8.625% senior secured notes due 2027	—	—	93,342	91,607
11.25% senior secured notes due 2027	—	—	1,609	1,548
11.125% senior secured notes due 2029	1,055,900	1,000,000	1,015,660	1,000,000
10.75% senior secured notes due 2029	429,397	425,191	379,250	422,816
10.75% senior secured notes due 2030	448,804	411,903	386,274	406,318
11.125% senior secured notes due 2030	1,272,841	1,325,000	1,114,418	1,325,000
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three and six months ended June 30, 2026.
10. Accumulated Other Comprehensive Loss
As of June 30, 2026 and December 31, 2025, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	June 30, 2026	December 31, 2025
Defined benefit pension and other postretirement benefit plans	$(69,466)	$(70,603)
Unrealized foreign currency translation gain	7,139	8,757
Unrealized loss on interest rate swaps	—	(1,721)
Share of other comprehensive loss of equity method investments	(3,884)	(3,089)
Total accumulated other comprehensive loss, net of tax	$(66,211)	$(66,656)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in our consolidated statements of operations. As of June 30, 2026, we have contributed $4 million to our defined benefit pension plan in 2026. Based on current assumptions, we expect to make additional contributions of up to $5 million in 2026 to our defined benefit pension plan.
11. Stock and Stockholders' Equity
Liability-classified stock-based payment awards
In the first quarter of 2026, we adopted a short-term incentive compensation program for non-executive team members. Under this program, participants are eligible to receive fully-vested shares of our common stock which would be issued in early 2027, contingent upon the achievement of specific performance metrics. We account for the potential issuance of these shares of common stock as stock-based payment awards granted under this program. Stock-based compensation expense associated with these awards for the three months ended June 30, 2026 was $10 million, of which approximately $1 million is included in cost of revenue, excluding technology costs and $5 million is included in both technology costs and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Stock-based compensation expense associated with these awards for the six months ended June 30, 2026 was $13 million, of which approximately $1 million is included in cost of revenue, excluding technology costs and $6 million is included in both technology costs and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of our common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $13 million of stock-based compensation expense we have recognized in connection with these awards during the six months ended June 30, 2026 is included in accrued compensation and related benefits on our consolidated balance sheet.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of the 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. On May 18, 2026, we issued $150 million aggregate principal amount of the 2031 Exchangeable Notes. Substantially concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 2026 Exchangeable Notes. Under the terms of the Exchangeable Notes Indentures, the Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of June 30, 2026, we had $50 million and $150 million of aggregate principal amount of 2026 Exchangeable Notes and 2031 Exchangeable Notes outstanding, respectively. The 2025 Exchangeable Notes and 2026 Exchangeable Notes matured on April 15, 2025 and August 1, 2026, respectively, and were settled with cash.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the six months ended June 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(36,373)	$(201,018)	$(26,979)	$(204,395)
Less: Net (loss) income attributable to noncontrolling interests	(4)	(168)	(112)	45
Net loss from continuing operations available to common stockholders, basic and diluted	$(36,369)	$(200,850)	$(26,867)	$(204,440)
Denominator:
Basic weighted-average common shares outstanding	399,351	390,905	397,264	388,601
Diluted weighted-average common shares outstanding	399,351	390,905	397,264	388,601
Loss per share from continuing operations:
Basic	$(0.09)	$(0.51)	$(0.07)	$(0.53)
Diluted	$(0.09)	$(0.51)	$(0.07)	$(0.53)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 4 million and 2 million of dilutive restricted stock awards for the three and six months ended June 30, 2026, respectively, and 3 million and 8 million of dilutive stock options and restricted stock awards for the three and six months ended June 30, 2025, respectively, as their effect would be anti-dilutive given the net loss incurred in the period. The calculation of diluted weighted-average shares excludes the impact of 5 million and 12 million of anti-dilutive common stock equivalents for the three and six months ended June 30, 2026, respectively, and 2 million of anti-dilutive common stock equivalents for the three months ended June 30, 2025. The impact of anti-dilutive common stock equivalents for the six months ended June 30, 2025 is not material.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes and 2026 Exchangeable Notes are assumed to be converted at the beginning of each period, the 2031 Exchangeable Notes are assumed to be converted at the issuance date of May 18, 2026 and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 55 million and 44 million resulting common shares related to the outstanding Exchangeable Notes for the three and six months ended June 30, 2026, respectively, and approximately 37 million and 47 million resulting common shares related to the then-outstanding Exchangeable Notes for the three and six months ended June 30, 2025, respectively, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the periods.
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
If the DIT were to fully prevail on outstanding claims against us, including SAPPL, and other group companies, that have not been dismissed, we could be subject to taxes, interest and penalties of approximately $20 million as of June 30, 2026. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. As of June 30, 2026, we have made provisions or recorded liabilities as required for any claims that may be made against positions taken. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of continuing operations, our prospects and strategies for future growth, the development and introduction of new technologies and products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “pro forma,” “plans,” “predicts,” “potential,” “estimates,” “intends,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “provisional,” “preliminary,” “forecast,” “continue,” “strategy,” “confidence,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
Overview
Sabre is an AI-native technology leader, backed by one of the world’s largest travel data clouds. Sabre aims to transform insights into innovation, empowering airlines, hoteliers, agencies and other partners to retail, distribute and fulfill travel worldwide. With the disposition of our Hospitality Solutions business during 2025, we manage and report our business in one reportable segment that constitutes our consolidated results. In 2026, we have updated the terminology used to describe our revenue to better reflect our evolving brand identity and market positioning. Historically referred to as “Distribution” and “IT Solutions”, these revenue streams have been renamed to “Marketplace” and “Airline Technology”, respectively. The specific revenue from products, services, and underlying solutions offered within each category remain unchanged.
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
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $62 million in costs primarily associated with our workforce. These restructuring costs are comprised of $58 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been paid related to other restructuring costs. This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.

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
Travel Industry and Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has recently come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first half of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years; however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air distribution bookings, and those pressures had and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the third quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 11 years as of June 30, 2026 for trademarks and brand names.
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
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Direct Billable Bookings - Air	76,077	75,534	0.7%	163,050	157,972	3.2%
Direct Billable Bookings - Lodging and Other	15,541	14,764	5.3%	29,830	28,682	4.0%
Total Direct Billable Bookings	91,618	90,298	1.5%	192,880	186,654	3.3%
Passengers Boarded	174,092	171,353	1.6%	344,126	337,179	2.1%
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
Definitions
Adjusted Net Loss is defined as income (loss) from continuing operations adjusted to exclude acquisition‑related amortization; restructuring and other costs; loss on extinguishment of debt; other, net; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the related tax impacts of these adjustments.
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

The following table sets forth the reconciliation of Loss from continuing operations to Adjusted Net Loss from continuing operations and Loss from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(36,373)	$(201,018)	$(26,979)	$(204,395)
Adjustments:
Acquisition-related amortization(1a)	7,730	7,732	15,460	15,464
Restructuring and other costs(2)	2,057	—	11,824	—
Loss on extinguishment of debt	230	85,182	2,958	85,182
Other, net(3)	(6,161)	3,202	(13,162)	497
Disposition-related costs(4)	—	(163)	—	520
Indirect tax matters(5)	131	(8,226)	(3,229)	(7,951)
Stock-based compensation(6)	20,582	11,290	26,243	23,602
Stockholder matter costs(7)	51	—	3,542	—
Tax impact of adjustments(8)	(55,688)	94,180	(59,805)	82,044
Adjusted Net Loss from continuing operations	$(67,441)	$(7,821)	$(43,148)	$(5,037)
Adjusted Net Loss from continuing operations per share	$(0.17)	$(0.02)	$(0.11)	$(0.01)
Adjusted diluted weighted-average common shares outstanding	399,351	390,905	397,264	388,601

Loss from continuing operations	$(36,373)	$(201,018)	$(26,979)	$(204,395)
Adjustments:
Depreciation and amortization of property and equipment(1b)	16,276	14,820	32,422	29,615
Amortization of capitalized implementation costs(1c)	2,997	2,930	5,586	5,893
Acquisition-related amortization(1a)	7,730	7,732	15,460	15,464
Restructuring and other costs(2)	2,057	—	11,824	—
Interest expense, net	123,768	111,244	246,731	221,034
Other, net(3)	(6,161)	3,202	(13,162)	497
Loss on extinguishment of debt	230	85,182	2,958	85,182
Disposition-related costs(4)	—	(163)	—	520
Indirect tax matters(5)	131	(8,226)	(3,229)	(7,951)
Stock-based compensation(6)	20,582	11,290	26,243	23,602
Stockholder matter costs(7)	51	—	3,542	—
Provision for income taxes	11,696	91,262	298	79,614
Adjusted EBITDA	$142,984	$118,255	$301,694	$249,075
The following tables present information from our statements of cash flows and set forth the reconciliation of cash used in operating activities, the most directly comparable GAAP measure, to Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(98,011)	$(281,841)
Cash used in investing activities	(47,632)	(30,083)
Cash (used in) provided by financing activities	(68,880)	34,500

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(98,011)	$(281,841)
Additions to property and equipment	(47,632)	(39,150)
Free Cash Flow	$(145,643)	$(320,991)
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
(3) Other, net includes $18 million of transition services agreement income, net, in the current year period and a gain on the sale of assets of $5 million recognized in the prior year period. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$711,961	$687,149	$1,472,287	$1,389,275
Cost of revenue, excluding technology costs	310,462	296,354	645,445	601,825
Technology costs	171,059	172,494	346,480	347,801
Selling, general and administrative	137,657	129,167	271,662	259,120
Operating income	92,783	89,134	208,700	180,529
Interest expense, net	(123,768)	(111,244)	(246,731)	(221,034)
Loss on extinguishment of debt	(230)	(85,182)	(2,958)	(85,182)
Equity method income	377	738	1,146	1,403
Other, net	6,161	(3,202)	13,162	(497)
Loss from continuing operations before income taxes	(24,677)	(109,756)	(26,681)	(124,781)
Provision for income taxes	11,696	91,262	298	79,614
Income (loss) from continuing operations	$(36,373)	$(201,018)	$(26,979)	$(204,395)

Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Revenue	$711,961	$687,149	$24,812	4%
Revenue increased $25 million, or 4%, for the three months ended June 30, 2026 compared to the same period in the prior year, primarily due to:
•a $31 million, or 6%, increase in Marketplace revenue driven by a $25 million increase in transaction-based revenue primarily due to a 1% increase in direct billable bookings to 92 million and favorable rate impacts and a $6 million increase in product-based revenue; partially offset by
•a $6 million or 4%, decrease in Airline Technology revenue driven by a $4 million decrease in license fee revenue and a $3 million decrease in other revenue, partially offset by a $1 million increase in volume growth.

Cost of revenue, excluding technology costs

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$310,462	$296,354	$14,108	5%
Cost of revenue, excluding technology costs, increased $14 million, or 5%, for the three months ended June 30, 2026 compared to the same period in the prior year primarily due to a $15 million increase in incentive consideration due to an increase in rates, transaction mix, and volumes.
Technology Costs

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Technology costs	$171,059	$172,494	$(1,435)	(1)%
Technology costs decreased by $1 million or 1%, for the three months ended June 30, 2026 compared to the same period in the prior year driven by a $9 million decrease in labor and professional services due to the inflation offset program, partially offset by a $5 million increase in technology costs due to an increase in transaction volumes and a $2 million increase in depreciation and amortization.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Selling, general and administrative	$137,657	$129,167	$8,490	7%
Selling, general and administrative expenses increased $8 million, or 7%, for the three months ended June 30, 2026 compared to the same period in the prior year due to an $11 million increase primarily driven by a reduction in tax litigation reserves in the prior year as a result of final settlement and a $5 million increase in employee bonus and stock compensation expense primarily due to a reduction in variable based compensation in the prior year. These increases were partially offset by an $8 million decrease in labor and professional services due to the inflation offset program.
Interest expense, net

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Interest expense, net	$123,768	$111,244	$12,524	11%

Interest expense increased $13 million, or 11%, during the three months ended June 30, 2026 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2025. See Note 8. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in the prior year period.
Loss on Extinguishment of Debt
We recognized a loss on extinguishment of debt of $85 million during the three months ended June 30, 2025, as a result of the refinancing activity that occurred in the second quarter of 2025. See Note 8. Debt for further details.
Other, net

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Other, net	$(6,161)	$3,202	$(9,363)	(292)%

Other, net decreased $9 million for the three months ended June 30, 2026 compared to the same period in the prior year primarily due to $8 million of transition services agreement income, net, associated with the Hospitality Solutions Sale and a $1 million decrease due to realized and unrealized foreign currency exchange losses in the current period.
Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Provision for income taxes	$11,696	$91,262	$(79,566)	(87)%

For the three months ended June 30, 2026, we recognized $12 million of income tax expense for continuing operations, compared to an income tax expense of $91 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of withholding tax receivables and related interest.

Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Revenue	$1,472,287	$1,389,275	$83,012	6%
Revenue increased $83 million, or 6%, for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to:
•an $80 million, or 7%, increase in Marketplace revenue driven by a $68 million increase in transaction-based revenue due to a 3% increase in direct billable bookings to 193 million and favorable rate impacts, and a $12 million increase in product-based revenue; and
•a $3 million, or 1%, increase in Airline Technology revenue driven by a $3 million increase in volume growth.
Cost of revenue, excluding technology costs

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$645,445	$601,825	$43,620	7%
Cost of revenue, excluding technology costs, increased $44 million, or 7%, for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to a $42 million increase in incentive consideration due to an increase in rates, transaction mix and volume, and a $2 million increase in labor and professional services partially due to a restructuring charge associated with the inflation offset program in the current period.

Technology Costs

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Technology costs	$346,480	$347,801	$(1,321)	—%

Technology costs decreased $1 million for the six months ended June 30, 2026 compared to the same period in the prior year driven by a $6 million decrease in labor and professional services due to the inflation offset program and a $5 million decrease in labor and professional services due to a reduction in employee bonus and stock compensation expense, partially offset by a $7 million increase in technology costs due to an increase in transaction volumes and a $3 million increase in depreciation and amortization.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Selling, general and administrative	$271,662	$259,120	$12,542	5%

Selling, general and administrative expenses increased $13 million, or 5%, for the six months ended June 30, 2026 compared to the same period in the prior year due to an $11 million increase primarily driven by a reduction in tax litigation reserves in the prior year as a result of final settlement, a $7 million increase primarily due to a sales tax refund in the prior year related to prior tax periods, a $4 million increase in the provision for credit losses and a $4 million increase due to professional services costs associated with stockholder matters. These increases were partially offset by a $9 million decrease in indirect taxes, primarily due to the reversal of a DST accrual and a $4 million decrease in labor and professional services due to a reduction in employee bonus and stock compensation expense, primarily related to forfeitures as a result of the inflation offset program.
Interest expense, net

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Interest expense, net	$246,731	$221,034	$25,697	12%
Interest expense increased $26 million, or 12% during the six months ended June 30, 2026 compared to the same period in the prior year primarily due to primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2025. See Note 8. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in the prior year period.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $3 million during the six months ended June 30, 2026 primarily due to the early redemption of our 8.625% senior secured notes due 2027, in the first quarter of 2026. We recognized a loss on extinguishment of debt of $85 million during the six months ended June 30, 2025, as a result of the refinancing activity that occurred in the second quarter of 2025. See Note 8. Debt for further details.
Other, net

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Other, net	$(13,162)	$497	$(13,659)	(2,748)%
Other, net decreased $14 million for the six months ended June 30, 2026 compared to the same period in the prior year primarily due to $18 million of transition services agreement income, net, associated with the Hospitality Solutions disposition and a $1 million decrease due to realized and unrealized foreign currency exchange losses in the current period, partially offset by a gain on the sale of assets of $5 million recognized in the prior year period.

Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025	Change

	(Amounts in thousands)
Provision for income taxes	$298	$79,614	$(79,316)	(100)%

For the six months ended June 30, 2026, we recognized an immaterial amount of income tax expense for continuing operations, compared to an income tax expense of $80 million for the six months ended June 30, 2025. The effective tax rate decreased for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to an increase in U.S. permanent adjustments recorded in the current period, offset by various discrete items recorded in each of the respective six month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of June 30, 2026 and December 31, 2025, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$675,977	$791,555
Outstanding balance under the AR Facility(1)	79,800	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	10,696	10,963
Available under the bilateral letter of credit facility	9,304	9,037
______________________
(1)AR Facility (as defined below) does not include the "first-in, last-out" term loan tranche (the "FILO Facility") under the accounts receivable securitization facility (the "Securitization Facility").
As of June 30, 2026, we had $80 million outstanding under the revolving tranche under the Securitization Facility (the "AR Facility"). The AR Facility matures on March 29, 2027 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 8. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of June 30, 2026 and December 31, 2025. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 and $98 million in restricted cash for purposes of redeeming the 8.625% senior secured notes due 2027, in the first quarter of 2026, on our consolidated balance sheet as of December 31, 2025.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first half of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years; however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air distribution bookings, and those pressures had and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the third quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year. These changes have had, and we believe they will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months.
In 2024 and 2025, we refinanced and extended the maturity on portions of our debt, which increased our interest rates at the time of these transactions and reduced our liquidity due to our utilizing cash from our balance sheet. In addition, during this period, we repaid debt using cash from our balance sheet of $96 million. Further, we used proceeds of $822 million from the sale of Hospitality Solutions to pay down debt and added approximately $135 million of cash to the balance sheet, in accordance with the terms of the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit

Agreement"). We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds. The 2026 Exchangeable Notes of $50 million mature in August 2026 and the Securitization Facility of $200 million matures in March 2027. No further maturities occur until 2029.
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. Costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026. We are currently evaluating measures to enhance our financial position, which may include implementing additional refinancings, profit improvement initiatives, and other operational efficiencies; these actions may result in the incurrence of initial upfront costs.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. Cash provided by operations for full year 2026 is expected to be approximately $25 million and free cash flow is expected to be approximately negative $65 million, driven primarily by the impact of restructuring costs associated with the inflation offset program.
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

Capital Resources
As of June 30, 2026, our outstanding debt totaled $4.3 billion, which is net of debt issuance costs and unamortized discounts of $168 million. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 term loan credit agreement governing the senior secured term loan due 2028 (the “2028 Term Loan") provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the 2028 Term Loan. Currently interest rates on the majority of our debt, net of cash and hedging impacts from interest rate swaps, is fixed, such that we are not significantly impacted by changes in interest rates.
From time to time, we review and consider opportunities to refinance or repurchase our existing debt, as well as conduct debt or equity offerings to support future strategic investments, support operational requirements, provide additional liquidity, or pay down debt. Global capital markets experienced sustained volatility throughout 2025 and have remained uncertain in 2026 primarily due to the expansion of regional conflicts in the Middle East into broader maritime and energy supply chain disruptions, ongoing trade frictions and tariff related disruptions, and continued ambiguity regarding inflation trends and the future path of U.S. monetary policy. Subject to these market conditions, we may opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness. Any such action will depend on market conditions and various other factors existing at that time.
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
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. The Securitization Facility also contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The June 2029 Notes (as defined below) also include various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the June 2029 Notes contain customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of June 30, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility, the June 2029 Notes and the 2025 Pari Passu Loan Agreement (as defined below).
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
Exchangeable Notes
As of June 30, 2026, we had $50 million aggregate principal amount of our 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes") outstanding. The 2026 Exchangeable Notes matured on August 1, 2026, and were settled with cash.
On May 18, 2026, Sabre GLBL issued $150 million aggregate principal amount of newly-issued 7.00% senior exchangeable notes due 2031 (the "2031 Exchangeable Notes" and together with the 2025 Exchangeable Notes and 2026 Exchangeable Notes, the "Exchangeable Notes"). Concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 2026 Exchangeable Notes at par plus accrued and unpaid interest (the "May 2026 Exchangeable Notes Transaction"). In connection with this transaction, we paid approximately $5 million in third-party fees plus $2 million of accrued and unpaid interest. We determined that the May 2026 Exchangeable Notes Transaction represents a debt extinguishment and therefore recognized an immaterial loss on extinguishment of debt during the six months ended June 30, 2026. We intend to use the net proceeds of $50 million to repay, repurchase or otherwise retire from time to time the remaining $50 million of 2026 Exchangeable Notes outstanding. Ultimately, the May 2026 Exchangeable Notes Transaction will not result in any incremental indebtedness being incurred.
Securitization Facility
On August 4, 2026, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity, entered into an amendment of the Securitization Facility that is expected to become effective on September 30, 2026, subject to certain conditions precedent.  Upon effectiveness, the amendment will extend the maturity of the Securitization Facility to September 28, 2029, subject to certain springing maturity conditions. In addition, upon effectiveness the amendment will increase the overall size of the existing AR Facility from $115 million to $130 million, while the size of the FILO Facility would remain $120 million, resulting in an increase of the overall size of the Securitization Facility to $250 million.  Upon effectiveness, borrowings under the AR Facility will have an interest rate of SOFR plus an applicable margin of 275 basis points, and borrowings under the FILO Facility will have an interest rate of SOFR plus an applicable margin of 625 basis points.

Cash Flows

	Six Months Ended June 30,
	2026	2025

	(Amounts in thousands)
Cash used in operating activities	$(98,011)	$(281,841)
Cash used in investing activities	(47,632)	(30,083)
Cash (used in) provided by financing activities	(68,880)	34,500
Cash provided by (used in) discontinued operations	3,568	(24,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,154)	3,453
Decrease in cash, cash equivalents and restricted cash	$(213,109)	$(298,375)
Operating Activities
Cash used in operating activities totaled $98 million for the six months ended June 30, 2026. The $184 million increase in operating cash flow from the same period in the prior year was primarily due to payments in the prior year of previously paid-in-kind interest and accrued interest of $227 million in connection with refinancing our Senior Secured Term Loan Due 2028, a $23 million decrease in variable-based compensation payments, and an increase in revenue primarily from an increase in transaction volume, partially offset by a $78 million increase in interest payments in connection with our debt, $36 million of severance payments made in connection with the inflation offset program, $8 million in payments primarily associated with employee retention plans and a contribution of $4 million to our defined benefit pension plan.
Investing Activities
For the six months ended June 30, 2026, we used $48 million of cash for capital expenditures primarily related to software developed for internal use.
For the six months ended June 30, 2025, we used $39 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $9 million.
Financing Activities
For the six months ended June 30, 2026, financing activities used $69 million. Significant highlights of our financing activities include:
•payments of $100 million on our 2025 Exchangeable Notes; $92 million on our June 2027 Notes, $2 million on our December 2027 Notes, and $2 million on our 2024 Term Loan B-2, 2025 Term Loan B-1, and 2025 Term Loan B-2;
•proceeds of $150 million from the issuance of the 2031 Exchangeable Notes;
•net payments paid on behalf of Hospitality Solutions under the transition services agreement of $10 million;
•payment of $8 million for debt discount and issuance costs;
•net payments of $5 million from the settlement of employee stock awards.
•net payments of $2 million on borrowings on our AR Facility; and
•proceeds of $2 million for final cash settlement as a result of the sale of assets.
For the six months ended June 30, 2025, financing activities provided $35 million. Significant highlights of our financing activities include:
•proceeds of $1.325 billion from the issuance of the July 2030 Notes;
•payments of $700 million on our then-outstanding Senior Secured Term Loan Due 2028, $325 million on our then-outstanding June 2027 Notes, $183 million on our then-outstanding 2025 Exchangeable Notes, $10 million on our then-outstanding April 2025 Notes, and $6 million on our then-outstanding 2021 Term Loan B-1, 2024 Term Loan B-1 and 2024 Term Loan B-2;
•payment of $71 million for debt discount and issuance costs;
•net proceeds of $15 million on borrowings on our AR Facility; and
•net payments of $10 million from the settlement of employee stock awards.

Discontinued Hospitality Solutions Business
Cash provided by discontinued operations totaled $4 million for the six months ended June 30, 2026. The $28 million increase in cash flow from the same period in the prior year was primarily due to the payment of approximately $39 million of interest in the prior year period.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
We had no off balance sheet arrangements during the six months ended June 30, 2026 and year ended December 31, 2025.
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of low cost carriers/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new Sabre MosaicTM Marketplace ("Marketplace") agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our business as a marketplace due to our more limited content.
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
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively flat when compared to 2025. While we believe this to be unlikely, this program may be disruptive to our operations and could yield unanticipated consequences, such as unplanned attrition, increased difficulties in our day-to-day operations and reduced employee morale. Any unplanned attrition could result in the need for contract support at unplanned additional expense or harm our productivity. In addition, we may not realize the entire anticipated goals and expected cost savings of this program due to unforeseen difficulties, delays or unexpected cost. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
As noted, the regulations and sanctions that apply to us are complex. While we have a compliance program in place to help us address these requirements, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to legal and reputational consequences, including civil and criminal penalties. In the third quarter of 2022, we identified elements of our sanctions compliance program that were not functioning as intended, which we believe we have substantially addressed. In identifying these elements, we became aware that we received payments that were not material in amount from an air carrier in Russia for Marketplace services, which may have violated U.K. sanctions. We voluntarily disclosed the receipt of these payments to the U.K. Office of Financial Sanctions Implementation (OFSI), and have fully cooperated with all requests from OFSI following the disclosure. In January 2026, OFSI provided us with a notice of its intention to impose a monetary penalty in relation to this matter. In the second quarter of 2026, we entered into a settlement agreement with OFSI and, in connection with this settlement, paid a monetary penalty to OFSI. We accrued an amount for the penalty in our financial results for the quarter ended December 31, 2025; this accrual and the payment did not have a material adverse impact on our financial condition or results of operation.
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
We have a significant amount of indebtedness. As of June 30, 2026, we had $4.3 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Failure to make any required payments or comply with other covenants under the agreements governing our indebtedness could result in an event of default and acceleration of amounts due. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Our stock began trading on the Nasdaq stock market ("Nasdaq") in 2014 and we can provide no assurance that we will be able to continue to maintain an active trading market on Nasdaq or any other exchange in the future. If an active market for our common stock is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.
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
Our consolidated balance sheets as of June 30, 2026 contained goodwill and intangible assets, net totaling $2.7 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Nasdaq rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we annually evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of each fiscal year the effectiveness of those controls. In connection with the Section 404 requirements, both we and our independent registered public accounting firm test our internal controls and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of June 30, 2026, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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
New tax laws, such as the One Big Beautiful Bill Act (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources"), statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase our compliance, operating and other costs, as well as the costs of our products and services. The Organization for Economic Co-operation and Development (OECD) has released Model Rules for a global minimum tax rate of 15% that would apply to multinational entities. Over 140 countries have agreed to enact legislation to implement these rules, with several already enacting domestic laws to do so. In some countries where we operate the new rules were effective in the year 2025 with more expected in the year 2026. The OECD released the Side-by-Side (SbS) administrative guidance on January 5, 2026, introducing new safe harbors and simplifications under the Pillar Two GloBE rules to reduce compliance burdens for multinational entities. We continue to monitor the SbS implementation in the countries where we operate. Additionally, several countries, primarily in Europe, have adopted digital services taxes ("DST") on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. Canada repealed its DST on March 26, 2026, and we reversed our accrual for these taxes in our selling, general and administrative costs. Other countries continue to propose DST legislation, which we monitor closely. We continue to evaluate the potential effects that the DST may have on our operations, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook.” The future total impact of DST, including on our global operations, is uncertain, as additional countries enact a DST, and our business and financial condition could be adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the six months ended June 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of June 30, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.162†*	Form of Executive Restricted Stock Unit Grant Agreement under Sabre Corporation 2026 Omnibus Incentive Compensation Plan
10.163†*	Form of Executive Restricted Stock Unit Grant Agreement under Sabre Corporation 2026 Omnibus Incentive Compensation Plan
10.164†*	Form of Executive Restricted Stock Unit Grant Agreement under Sabre Corporation 2026 Omnibus Incentive Compensation Plan
10.165†*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Annual Grant) under Sabre Corporation 2026 Director Equity Compensation Plan
10.166
Indenture, dated as of May 18, 2026, among Sabre GLBL Inc., Sabre Corporation and Sabre Holdings, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2026).

10.167
Form of 7.00% Exchangeable Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2026).

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

SABRE CORPORATION
(Registrant)
Date:	August 6, 2026	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)