Form 10-Q
period 2026-09-30
Sabre Corp
filed 2026-11-05
CIK 1597033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 30, 2026, 403,788,741 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$738,426	$715,183	$2,210,713	$2,104,458
Cost of revenue, excluding technology costs	316,389	313,074	961,834	914,899
Technology costs	176,272	168,009	522,752	515,810
Selling, general and administrative	136,409	140,475	408,071	399,595
Operating income	109,356	93,625	318,056	274,154
Other expense:
Interest expense, net	(123,393)	(111,312)	(370,124)	(332,346)
Loss on extinguishment of debt	—	—	(2,958)	(85,182)
Equity method income	593	377	1,739	1,780
Other, net	(15,860)	6,929	(2,698)	6,432
Total other expense, net	(138,660)	(104,006)	(374,041)	(409,316)
Loss from continuing operations before income taxes	(29,304)	(10,381)	(55,985)	(135,162)
(Benefit) provision for income taxes	(3,273)	(58,546)	(2,975)	21,068
(Loss) income from continuing operations	(26,031)	48,165	(53,010)	(156,230)
Income (loss) from discontinued operations, net of tax	483	800,313	(685)	783,725
Net (loss) income	(25,548)	848,478	(53,695)	627,495
Net (loss) attributable to noncontrolling interests	(386)	(266)	(498)	(221)
(Loss) income attributable to common stockholders	$(25,162)	$848,744	$(53,197)	$627,716

Basic net loss per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.06)	$0.12	$(0.13)	$(0.40)
Income from discontinued operations	—	2.03	—	2.01
Net (loss) income per common share	$(0.06)	$2.15	$(0.13)	$1.61
Diluted net loss per share attributable to common stockholders:
(Loss) income from continuing operations	$(0.06)	$0.12	$(0.13)	$(0.40)
Income from discontinued operations	—	1.86	—	2.01
Net (loss) income per common share	$(0.06)	$1.98	$(0.13)	$1.61
Weighted-average common shares outstanding:
Basic	403,618	394,580	399,406	390,616
Diluted	403,618	429,253	399,406	390,616
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(25,548)	$848,478	$(53,695)	$627,495
Other comprehensive income, net of tax:

Unrealized foreign currency translation adjustment	(138)	(1,549)	(1,428)	4,676
Realized foreign currency translation from divestiture of business	—	(3,621)	—	(3,621)
Foreign currency translation adjustments	(138)	(5,170)	(1,428)	1,055
Retirement-related benefit plans:
Net actuarial gain (loss), net of taxes of nil in all periods	394	80	222	(3,258)
Amortization of prior service credits, net of taxes of nil in all periods	(358)	(358)	(1,074)	(1,074)
Amortization of actuarial losses, net of taxes of nil in all periods	1,012	730	3,037	2,191
Net change in retirement-related benefit plans, net of tax	1,048	452	2,185	(2,141)
Derivatives:
Unrealized gains, net of taxes of nil in all periods	—	38	77	27
Reclassification adjustment for realized losses, net of taxes of nil in all periods	—	144	1,316	438
Net change in derivatives, net of tax	—	182	1,393	465
Share of other comprehensive income (loss) of equity method investments	305	(138)	(490)	(109)
Other comprehensive income (loss)	1,215	(4,674)	1,660	(730)
Comprehensive (loss) income	(24,333)	843,804	(52,035)	626,765
Less: Comprehensive loss attributable to noncontrolling interests	386	266	498	221
Comprehensive (loss) income attributable to Sabre Corporation	$(23,947)	$844,070	$(51,537)	$626,986

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$588,340	$791,555
Restricted cash	99,285	118,558
Accounts receivable, net of allowance for credit losses of $21,161 and $17,953	405,899	311,870
Prepaid expenses and other current assets	101,808	74,055
Total current assets	1,195,332	1,296,038
Property and equipment, net of accumulated depreciation of $1,767,894 and $1,724,044	278,338	255,323
Equity method investments	23,228	23,082
Goodwill	2,383,162	2,384,191
Acquired customer relationships, net of accumulated amortization of $810,718 and $796,767	145,279	159,326
Other intangible assets, net of accumulated amortization of $604,793 and $595,403	116,093	125,556
Deferred income taxes	4,227	3,874
Other assets, net	252,695	254,738
Total assets	$4,398,354	$4,502,128

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$224,415	$260,035
Accrued compensation and related benefits	86,074	103,521
Accrued subscriber incentives	319,122	289,095
Deferred revenues	54,432	58,413
Other accrued liabilities	204,387	256,856
Current portion of debt	72,711	245,651
Total current liabilities	961,141	1,213,571
Deferred income taxes	40,487	36,614
Other noncurrent liabilities	159,516	173,172
Long-term debt	4,294,436	4,103,208
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	10,938	12,057
Stockholders’ deficit
Common Stock: $0.01 par value; 1,000,000 authorized shares; 439,565 and 427,366 shares issued, 403,787 and 395,004 shares outstanding at September 30, 2026 and December 31, 2025, respectively	4,396	4,274
Additional paid-in capital	3,375,723	3,351,111
Treasury Stock, at cost, 35,778 and 32,362 shares at September 30, 2026 and December 31, 2025, respectively	(542,686)	(537,197)
Accumulated deficit	(3,855,732)	(3,802,535)
Accumulated other comprehensive loss	(64,996)	(66,656)
Noncontrolling interest	15,131	14,509
Total stockholders’ deficit	(1,068,164)	(1,036,494)
Total liabilities and stockholders’ deficit	$4,398,354	$4,502,128

See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net (loss) income	$(53,695)	$627,495
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	80,503	77,983
Stock-based compensation expense	49,906	34,772
Amortization of upfront incentive consideration	36,296	28,299
Amortization of debt discount and issuance costs	30,438	21,206
Loss on extinguishment of debt	2,958	85,182
Provision for expected credit losses	6,567	3,302
Deferred income taxes	3,424	6,736
Other	2,466	(5,302)
Dividends received from equity method investments	1,030	1,103
Loss (income) from discontinued operations	685	(783,725)
Payment of previously paid-in-kind interest	—	(199,938)
Paid-in-kind interest	—	28,327
Gain on sale of assets	—	(5,191)
Changes in operating assets and liabilities:
Accounts and other receivables	(100,122)	(139,093)
Prepaid expenses and other current assets	(23,535)	19,674
Capitalized implementation costs	(3,934)	(7,059)
Upfront incentive consideration	(20,487)	(15,681)
Other assets	(27,943)	(3,045)
Accrued compensation and related benefits	(48,404)	(61,497)
Accounts payable and other accrued liabilities	(43,834)	58,193
Deferred revenue including upfront solution fees	(14,980)	(19,896)
Cash used in operating activities	(122,661)	(248,155)
Investing Activities
Additions to property and equipment	(70,493)	(59,419)
Proceeds from sale of assets	—	9,267
Other investing activities	520	(200)
Cash used in investing activities	(69,973)	(50,352)
Financing Activities
Payments on borrowings from lenders	(1,429,110)	(2,048,415)
Proceeds on borrowings from lenders	1,415,801	1,325,000
Proceeds from borrowings under Securitization Facility	157,650	108,950
Payments on borrowings under Securitization Facility	(146,650)	(112,750)
Debt prepayment fees and issuance costs	(13,715)	(71,519)
Net (Payments) Receipts on Behalf under TSA	(12,007)	4,628
Net payment on the settlement of equity-based awards	(5,491)	(10,302)
Other financing activities	2,000	—
Cash used in financing activities	(31,522)	(804,408)
Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	218	(19,139)
Cash provided by investing activities	4,331	1,054,898
Cash provided by discontinued operations	4,549	1,035,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,881)	4,385
Decrease in cash, cash equivalents and restricted cash	(222,488)	(62,771)
Cash, cash equivalents and restricted cash at beginning of period	910,113	745,518
Cash, cash equivalents and restricted cash at end of period	$687,625	$682,747
Non-cash additions to property and equipment for continuing operations	$—	$254
See Notes to Consolidated Financial Statements.

SABRE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders'Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	427,366,641	$4,274	$3,351,111	32,362,434	$(537,197)	$(3,802,535)	$(66,656)	$14,509	$(1,036,494)
Comprehensive income	—	—	—	—	—	8,116	(604)	325	7,837
Settlement of stock-based awards	374,924	4	—	68,533	(105)	—	—	—	(101)
Stock-based compensation expense	—	—	3,078	—	—	—	—	—	3,078
Balance at March 31, 2026	427,741,565	$4,278	$3,354,189	32,430,967	$(537,302)	$(3,794,419)	$(67,260)	$14,834	$(1,025,680)
Comprehensive loss	—	—	—	—	—	(36,151)	1,049	345	(34,757)
Settlement of stock-based awards	11,526,615	115	(1)	3,268,912	(5,218)	—	—	—	(5,104)
Stock-based compensation expense	—	—	10,386	—	—	—	—	—	10,386
Other	—	—	—	—	—	—		—	—
Balance at June 30, 2026	439,268,180	$4,393	$3,364,574	35,699,879	$(542,520)	$(3,830,570)	$(66,211)	$15,179	$(1,055,155)
Comprehensive loss	—	—	—	—	—	(25,162)	1,215	(48)	(23,995)
Settlement of stock-based awards	296,578	3	—	77,888	(166)	—	—	—	(163)
Stock-based compensation expense	—	—	11,149	—	—	—	—	—	11,149
Balance at September 30, 2026	439,564,758	$4,396	$3,375,723	35,777,767	$(542,686)	$(3,855,732)	$(64,996)	$15,131	$(1,068,164)

	Stockholders’ Deficit
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	414,753,676	$4,147	$3,304,466	28,822,484	$(526,789)	$(4,327,152)	$(73,747)	$14,376	$(1,604,699)
Comprehensive income	—	—	—	—	—	35,335	(1,571)	675	34,439
Settlement of stock-based awards	2,465,135	25	(1)	734,400	(2,444)	—	—	—	(2,420)
Stock-based compensation expense	—	—	13,662	—	—	—	—	—	13,662
Balance at March 31, 2025	417,218,811	$4,172	$3,318,127	29,556,884	$(529,233)	$(4,291,817)	$(75,318)	$15,051	$(1,559,018)
Comprehensive loss	—	—	—	—	—	(256,364)	5,515	400	(250,449)
Settlement of stock-based awards	9,383,719	94	(1)	2,547,751	(7,529)	—	—	—	(7,436)
Stock-based compensation expense	—	—	12,593	—	—	—	—	—	12,593
Balance at June 30, 2025	426,602,530	$4,266	$3,330,719	32,104,635	$(536,762)	$(4,548,181)	$(69,803)	$15,451	$(1,804,310)
Comprehensive loss	—	—	—	—	—	848,744	(4,674)	249	844,319
Settlement of stock-based awards	575,948	6	—	194,436	(327)	—	—	—	(321)
Stock-based compensation expense	—	—	9,243	—	—	—	—	—	9,243
Other	—	—	260	—	—	1	—	—	261
Balance at September 30, 2025	427,178,478	$4,272	$3,340,222	32,299,071	$(537,089)	$(3,699,436)	$(74,477)	$15,700	$(950,808)
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
Recent events—Effective in 2026, we have updated the terminology used to describe our revenue to better reflect our evolving brand identity and market positioning. Historically referred to as “Distribution” and “IT Solutions”, these revenue streams have been renamed to “Marketplace” and “Airline Technology”, respectively. The specific revenue from products, services, and underlying solutions offered within each category remain unchanged.
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
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
The following table presents our assets and liabilities with customers as of September 30, 2026 and December 31, 2025 (in thousands).

Account	Consolidated Balance Sheet Location	September 30, 2026	December 31, 2025
Contract assets and customer advances and discounts(1)	Prepaid expenses and other current assets / other assets, net	$14,001	$16,692
Trade and unbilled receivables, net	Accounts receivable, net	394,327	308,825
Long-term trade unbilled receivables, net	Other assets, net	4,739	7,795
Contract liabilities	Deferred revenues / other noncurrent liabilities	81,787	96,753
______________________
(1) Includes contract assets of $3 million as of September 30, 2026 and $4 million as of December 31, 2025.
During the nine months ended September 30, 2026, we recognized revenue of approximately $21 million from contract liabilities that existed as of January 1, 2026. Our long-term trade unbilled receivables, net relate to fixed license fees billed over the contractual period and recognized when the customer gains control of the software. We evaluate collectability of our accounts receivable based on a combination of factors and record reserves as described further in Note 7. Credit Losses.
Revenue
The following table presents our disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketplace	$593,952	$575,308	$1,788,802	$1,690,189
Airline Technology	144,474	139,875	421,911	414,269
Total Sabre Revenue	$738,426	$715,183	$2,210,713	$2,104,458
We may occasionally recognize revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended September 30, 2026, the impact on revenue recognized in the current period from performance obligations partially or fully satisfied in the previous period is not material.
Our air booking cancellation reserve totaled $15 million and $13 million as of September 30, 2026, and December 31, 2025, respectively.
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
3. Discontinued Operations and Dispositions
On April 27, 2025, we entered into a definitive purchase agreement with an affiliate of TPG (the “Buyer”), an unrelated party, pursuant to which the Buyer agreed to purchase our Hospitality Solutions business, and on July 3, 2025, we closed the transaction for estimated cash proceeds of $965 million, net (the "Hospitality Solutions Sale"). In the first quarter of 2026, we finalized our net working capital adjustments, resulting in an additional $4 million of cash proceeds for final cash proceeds of $969 million, net. Cash proceeds are net of cash acquired by the Buyer, fees, and estimated taxes. We recognized a pre-tax gain on sale of $821 million (after-tax $723 million) in the third quarter of 2025, which is recorded in other, net, within discontinued operations in our consolidated statements of operations during the year ended December 31, 2025. Adjustments to the gain in the fourth quarter of 2025 and the first nine months of 2026 were immaterial. The operating results of our Hospitality Solutions business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The presentation of discontinued operations excludes general corporate overhead and other costs that do not meet the requirements to be presented as discontinued operations. Interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale as well as the related loss on extinguishment of debt is classified as discontinued operations within our results of operations in the prior year period. See Note 8. Debt for further details.

In connection with the closing of the Hospitality Solutions Sale, we entered into transition services agreements ("TSA") with the Buyer, under which we provide transition services consisting of technology, employment, administrative and other services for up to an eighteen month period to help provide for an orderly transition and facilitate the ongoing operations of the Hospitality Solutions business following the close. Consideration received under the agreements is primarily based on actual costs incurred for each service provided. Amounts due for transition services provided to the Hospitality Solutions business under the TSA, net of direct and incremental costs to provide the services, are recorded to other, net, within continuing operations in our consolidated statements of operations during the three and nine months ended September 30, 2026 and presented within the operating activities section of the statement of cash flows. Service charges under the TSA were approximately $18 million and $64 million for the three and nine months ended September 30, 2026, respectively, and $20 million for both the three and nine months ended September 30, 2025. Cash receipts related to the TSA charges were approximately $43 million and $13 million for the nine months ended September 30, 2026 and 2025, respectively. Under the TSA, we also collect funds and make payments on behalf of Hospitality Solutions. These net receipts or payments are presented as Net Receipts (Payments) on Behalf under TSA within the financing activities section of the statement of cash flows.
Additionally, at the time of sale, Hospitality Solutions entered into certain long-term agreements with us to continue to utilize our Marketplace for bookings which generates revenue for us. Consideration received under these revenue agreements has been assessed and determined to be at fair value. Revenue earned and cash received since the closing of the Hospitality Solutions Sale related to these agreements was approximately $17 million and $22 million, respectively, for the three months ended September 30, 2026, approximately $50 million and $45 million, respectively, for the nine months ended September 30, 2026 and approximately $11 million and $3 million, respectively, for both the three and nine months ended September 30, 2025. Historically, Travel Solutions recognized inter-segment revenue for bookings generated by our Hospitality Solutions business. Revenue that was previously eliminated but is now in our results of continuing operations was immaterial for the three months ended September 30, 2025 and $23 million for the nine months ended September 30, 2025.

The following table presents the major categories of income from discontinued operations related to the Hospitality Solutions business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$2,106	$—	$174,317
Cost of revenue, excluding technology costs	—	513	—	83,923
Technology costs	—	—	184	41,991
Selling, general and administrative	—	—	133	26,986
Operating income	—	1,593	(317)	21,417
Other expense:
Interest expense, net	—	(2,732)	—	(42,070)
Loss on extinguishment of debt	—	(13,519)	—	(13,519)
Other, net	743	821,330	396	825,019
Total other expense, net	743	805,079	396	769,430
Income (loss) from discontinuing operations before income taxes	743	806,672	79	790,847
Provision for income taxes(1)	260	6,359	764	7,122
Net (loss) income from discontinued operations	$483	$800,313	$(685)	$783,725
______________________

(1) We used an intra-period tax allocation to allocate the provision for income taxes for all periods presented between continuing operations and discontinued operations.

The following table presents selected financial information related to cash flows from discontinued operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in) operating activities	$218	$(19,139)
Cash provided by investing activities	4,331	1,054,898
Cash provided by discontinued operations	$4,549	$1,035,759
Non-cash additions to property and equipment	$—	$4,657

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
As the common shares are redeemable upon the occurrence of conditions not solely within our control, we recorded the noncontrolling interest as redeemable and classified it as temporary equity within our consolidated balance sheet initially at fair value. The noncontrolling interest is adjusted each reporting period for loss or income attributable to the noncontrolling interest. As of September 30, 2026 and 2025, the redeemable noncontrolling interest was $11 million.
The following table presents the changes in redeemable noncontrolling interest of a consolidated subsidiary in temporary equity during the period ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Redeemable noncontrolling interest, beginning of period	$12,057	$12,928
Net loss attributable to redeemable noncontrolling interest	(1,119)	(1,628)
Redeemable noncontrolling interest, end of period	$10,938	$11,300

5. Restructuring Activities
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to largely offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively comparable to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $64 million in costs primarily associated with our workforce. These restructuring costs are comprised of $60 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been paid related to other restructuring costs.
The following table summarizes the accrued liability for severance and related benefits costs as recorded within accrued compensation and related benefits within our consolidated balance sheets, related to this inflation offset program (in thousands):

Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$47,769
Charges	13,654
Cash Payments	(46,197)
Non-Cash Adjustments	(961)
Balance as of September 30, 2026	$14,265
This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.
6. Income Taxes

    For the nine months ended September 30, 2026, we recognized $3 million of income tax benefit for continuing operations, compared to an income tax expense of $21 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026, represents the rate expected for the year applied to year to date earnings before tax and the impact of certain discrete items in the quarter. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of withholding tax receivables and related interest.
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
Our allowance for credit losses relates to all financial assets, primarily trade receivables due in less than one year recorded in Accounts Receivable, net on our consolidated balance sheets. Our allowance for credit losses for the nine months ended September 30, 2026 for our portfolio segment is summarized as follows (in thousands):

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$17,953
Provision for expected credit losses	6,567
Write-offs	(3,332)
Other	(27)
Balance at September 30, 2026	$21,161

8. Debt
As of September 30, 2026 and December 31, 2025, our outstanding debt included in our consolidated balance sheets totaled $4,367 million and $4,349 million, respectively, which are net of debt issuance costs of $57 million and $60 million, respectively, and unamortized discounts of $190 million and $123 million, respectively. The following table sets forth the face values of our outstanding debt as of September 30, 2026 and December 31, 2025 (in thousands):

	Rate	Maturity	September 30, 2026	December 31, 2025
Senior secured credit facilities:
2024 Term Loan B-1	S(1) + 6.00%	November 2029	397,100	397,100
2024 Term Loan B-2	S(1) + 6.00%	November 2029	73,688	74,250
2025 Term Loan B-1	S(1) + 6.25%	July 2029	286,078	288,240
2025 Term Loan B-2	S(1) + 6.25%	July 2029	86,109	86,760
Securitization facility:
AR Facility	S(1) + 2.75%(2)	March 2029(2)	93,000	82,000
FILO Facility	S(1) + 6.25%	March 2029(2)	120,000	120,000
7.32% senior exchangeable notes due 2026	7.32%	August 2026	—	150,000
7.00% senior exchangeable notes due 2031	7.00%	May 2031(3)	150,000	—
8.625% senior secured notes due 2027	8.625%	June 2027	—	91,607
11.25% senior secured notes due 2027	11.25%	December 2027	—	1,558
10.75% senior secured notes due 2029	10.75%	November 2029	193,827	445,715
11.125% senior secured notes due 2030	11.125%	July 2030	1,325,000	1,325,000
10.75% senior secured notes due 2030	10.750%	March 2030	469,802	469,802
11.125% senior secured notes due 2029	11.125%	June 2029	69,318	1,000,000
9.875% senior secured notes due 2032	9.875%	October 2032	1,350,000	—
Face value of total debt outstanding			4,613,922	4,532,032
Less current portion of debt outstanding			(73,818)	(247,665)
Face value of long-term debt outstanding			$4,540,104	$4,284,367
______________________

(1) Represents the Secured Overnight Financing Rate ("SOFR").
(2) The Securitization Facility (as defined below) is subject to certain "springing" maturity conditions; the maturity may extend to September 2029 at the latest.
(3) The 2031 Exchangeable Notes (as defined below) contractually mature in May 2031; however, the holders possess a non-contingent, unilateral option to require us to repurchase all or any portion of their notes at 100% of the principal amount plus accrued and unpaid interest, exercisable solely on May 15, 2029.
We had outstanding letters of credit totaling $11 million as of both September 30, 2026 and December 31, 2025, which were secured by a $21 million cash collateral deposit account which is presented in restricted cash on our consolidated balance sheets as of September 30, 2026 and December 31, 2025.
The weighted average interest rate on our short-term borrowings, which include the current portions of the 2025 Term Loan B-1, 2025 Term Loan B-2, 2024 Term Loan B-2 and June 2029 Notes (as defined below), is 11.06% as of September 30, 2026.
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

Refinancing Transactions
On December 9, 2025, we entered into a tenth and eleventh amendment (together, the “2025 Term Loan B Amendments”) to the Amended and Restated Credit Agreement pursuant to which Sabre GLBL agreed to exchange $347 million of the then-existing senior secured term loans (the “Existing Term Loans”) for $375 million of new senior secured term loans maturing on July 30, 2029 (the “2025 Term Loans”). The 2025 Term Loan B Amendments included the application of the proceeds of a new $288 million and $87 million term loan “B” facility (the “2025 Term Loan B-1” and the”2025 Term Loan B-2”, respectively), borrowed by Sabre GLBL under our Amended and Restated Credit Agreement, with the effect of extending the maturity of approximately $347 million of the existing Term Loan B credit facility under the Amended and Restated Credit Agreement. Sabre GLBL did not receive any cash proceeds from the exchange. We incurred third-party fees of approximately $5 million plus $2 million of accrued and unpaid interest, which were paid in cash, during the year ended December 31, 2025. We determined that the Term Loan B Amendments represent a debt modification and therefore we expensed all $5 million of third-party costs, to other, net in our consolidated statements of operations for the year ended December 31, 2025 and are included in cash flow from operations as paid. The 2025 Term Loan B-1 and 2025 Term Loan B-2 mature on July 30, 2029. They offer us the ability to prepay or repay with a 1.0% call premium on or prior to the six-month anniversary of the amendment effective date, or without a call premium thereafter. The 2025 Term Loans bear interest at term SOFR, plus an applicable margin of 625 basis points, or at base rate, plus an applicable margin of 525 basis points. The term SOFR for the 2025 Term Loans is subject to a floor of 0.50% per annum and the base rate is subject to a floor of 1.50% per annum. Except for the extended maturity and new pricing terms, the 2025 Term Loans have substantially similar terms as the Existing Term Loans, including guarantees and security interests.
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
Financial Covenants
Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. We are further required to pay down the term loans with proceeds from certain asset sales, if not reinvested into the business within 15 months, as defined in the Amended and Restated Credit Agreement. As of September 30, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement.
Interest Rate Swaps
Interest rate swaps outstanding during the nine months ended September 30, 2026 and 2025, are as follows:

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

Senior Secured Notes
On June 4, 2025, Sabre GLBL issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of our then-outstanding principal under the 2023 intercompany secured term loan agreement (the "2023 Pari Passu Loan Agreement") with Sabre Financial Borrower, LLC (“Sabre Financial Borrower”), our indirect, consolidated subsidiary, which applied such amounts toward full prepayment of Sabre Financial Borrower’s then-outstanding senior secured term loan due 2028; and (ii) to repurchase $325 million in principal amount of our then-outstanding 8.625% senior secured notes due 2027 (the "June 2027 Notes") (the “June 2025 Refinancing”). Interest on the July 2030 Notes is due semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026, at a rate of 11.125% per year, and the notes mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows as of December 31, 2025. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows as of December 31, 2025. The July 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
In December 2025, Sabre Financial Borrower entered into a series of transactions governing Sabre Financial Borrower's then-newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, subject to Sabre Financial Borrower using the proceeds from the June 2029 Notes for an intercompany loan to Sabre GLBL. On December 5, 2025, Sabre Financial Borrower borrowed the full $1 billion amount under the June 2029 Notes and lent the funds to Sabre GLBL under the 2025 Pari Passu Loan Agreement. Sabre Financial Borrower’s obligations under the June 2029 Notes were required to be guaranteed on a secured basis by Sabre Financing Holdings LLC (“Sabre Financing”) and, up to an amount of $400 million certain of our existing and future foreign subsidiaries (the “Foreign Guarantors”). The June 2029 Notes paid interest semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026, at a rate of 11.125% per year, and were scheduled to mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were redeemed in the first quarter of 2026), plus $15 million of accrued interest and $13 million of third party costs related to these transactions (refer to the 2025 Term Loan B Amendments above and December 2025 Senior Secured Exchange Transaction defined below for more details). The remaining proceeds were partially used to pay $19 million in debt issuance costs. On September 28, 2026, approximately $931 million of the June 2029 Notes were repaid as part of the September 2026 Tender Offers (as defined below), with the remaining principal amounts repaid on October 13, 2026. Refer to paragraph below for more details on the September 2026 Senior Secured Refinance (as defined below).
On December 8, 2025, Sabre GLBL exchanged approximately $379 million in principal amount of our 10.750% senior secured notes due November 2029 (the “November 2029 Notes”), $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of our then-outstanding 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount (the "December 2025 Senior Secured Exchange Transaction"). The March 2030 Notes bear interest at a rate of 10.750% per annum, and interest payments are due semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The March 2030 Notes mature on March 15, 2030. We incurred $7 million in fees, along with $11 million in accrued and unpaid interest. We determined that the December 2025 Senior Secured Exchange Transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statements of operations for the year ended December 31, 2025 and included in cash flow from operations as paid. The March 2030 Notes are jointly and severally, irrevocably and unconditionally guaranteed by Sabre Holdings and all of Sabre GLBL’s restricted subsidiaries that guarantee Sabre GLBL’s credit facilities governed by the Amended and Restated Credit Agreement.
On December 23, 2025, we issued a notice of full redemption to redeem all $92 million in aggregate principal amount of the June 2027 Notes on March 1, 2026 for a redemption price equal to 102.156% of the aggregate principal amount of the June 2027 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On December 23, 2025, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2027 Notes of $98 million, which is an amount sufficient to fully pay the redemption price. The $98 million is presented in restricted cash on our consolidated balance sheet as of December 31, 2025 and is made up of the following: $92 million principal amount due, $2 million call premium and $4 million of accrued interest through February 28, 2026. On March 1, 2026, we completed the redemption of the June 2027 Notes at the redemption price described above and recognized a loss on extinguishment of debt of approximately $3 million during the nine months ended September 30, 2026. The debt was repaid by the trustee at the early call price on March 2, 2026 under the terms of the notes.

On January 22, 2026, we repaid the outstanding balance of our December 2027 Notes of $2 million in full, inclusive of redemption premiums and accrued and unpaid interest.
On September 28, 2026, Sabre Financial Borrower issued $1.35 billion of 9.875% senior secured notes due 2032 (the “October 2032 Notes”) subject to Sabre Financial Borrower using the proceeds from the October 2032 Notes for an intercompany loan to Sabre GLBL (the "2026 Pari Passu Loan") and related intercompany loan agreement (the "2026 Pari Passu Loan Agreement"). On September 28, 2026, Sabre Financial Borrower borrowed the full $1.35 billion amount under the October 2032 Notes and lent the funds to Sabre GLBL under the 2026 Pari Passu Loan Agreement. Concurrently with the issuance of the October 2032 Notes, Sabre completed a tender offer to repurchase approximately $931 million in principal amount of our June 2029 Notes and approximately $252 million in principal amount of our November 2029 Notes (the "September 2026 Tender Offers" and combined with the issuance of the October 2032 Notes, the “September 2026 Senior Secured Refinance”). These transactions incurred $84 million in lender fees consisting primarily of early tender consideration, $40 million in accrued and unpaid interest, and $22 million in third party fees.
The gross proceeds of $1.35 billion received from the sale of the October 2032 Notes were ultimately used to repay the principal balances under the September 2026 Tender Offers, as well as lender fees, accrued interest, and $14 million of third party costs related to these transactions. The remaining proceeds were used to partially fund the satisfaction and discharge of the remaining balance on the June 2029 Notes. Remaining costs related to satisfaction and discharge and additional third party fees were paid with cash on hand. We determined that the September 2026 Senior Secured Refinance, including the impact of the early tender consideration, represents a debt modification for lenders who participated in the September 2026 Tender Offers. Participation by new lenders was accounted for as a new issuance of debt.  Therefore, $19 million of third party costs were expensed in other, net in our consolidated statements of operations for the nine months ended September 30, 2026 and included in cash flow from operations, as they are paid, while $3 million of third party costs will be capitalized and amortized over the term of the October 2032 Notes and included in cash flow from financing, as they are paid. In addition, $84 million of lender fees will be capitalized and amortized over the term of the October 2032 Notes and included in cash flow from financing.
Sabre Financial Borrower's obligations under the October 2032 Notes were required to be guaranteed on a secured basis by Sabre Financing and, up to an amount of $400 million certain of our Foreign Guarantors. The October 2032 Notes pay interest semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2027, at a rate of 9.875% per year, and will mature on October 15, 2032.
On September 28, 2026, we issued a notice of full redemption to redeem all $69 million in aggregate principal amount of the June 2029 Notes on October 13, 2026 for a redemption price equal to 109.250% of the aggregate principal amount of the June 2029 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On September 28, 2026, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2029 Notes of $78 million, which is an amount sufficient to fully pay the redemption price. The $78 million is presented in restricted cash on our consolidated balance sheet as of September 30, 2026 and is made up of the following: $69 million principal amount due, $6 million call premium and $3 million of accrued interest through October 12, 2026. The debt was repaid by the trustee on October 13, 2026.
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
On August 4, 2026, Sabre Securitization entered into a further amendment of the Securitization Facility that became effective on September 30, 2026. The amendment extended the maturity of the Securitization Facility to September 28, 2029, subject to certain springing maturity conditions, and reduced the drawn fee rates. In addition, the amendment increased the overall size of the existing AR Facility from $115 million to $130 million, while the size of the FILO Facility remained $120 million, resulting in an increase of the overall size of the Securitization Facility to $250 million. We incurred additional fees of $4 million, which were funded with cash on hand. Of these fees, $3 million will be capitalized and amortized to the springing maturity date of March 15, 2029, and the remaining $1 million were expensed to other, net in our consolidated statement of operations for the three and nine months ended September 30, 2026 and included in cash flow from operations as paid.
The amount available for borrowings at any one time under the Securitization Facility is limited to a borrowing base calculated based on the outstanding balance of eligible receivables, subject to certain reserves. As of September 30, 2026, we had $213 million outstanding under the Securitization Facility, consisting of $93 million under the AR Facility and $120 million outstanding under the FILO Facility.
The FILO Facility bears interest at SOFR plus a drawn fee initially in the amount of 8.00% per annum, plus a 0.10% SOFR adjustment. Subsequently, the drawn fee was reduced to 6.25% under the fourth amendment, effective September 30, 2026. Interest and fees payable by Sabre Securitization under the FILO Facility are due monthly.
Borrowings under the AR Facility bear interest at a rate equal to SOFR, subject to a 0% floor, plus a drawn fee, initially in the amount of 2.25%, plus a 0.10% SOFR adjustment. In connection with the issuance of the FILO Facility, the initial drawn fee rate was increased from 2.25% to 4.00%. Subsequently, the drawn fee was reduced to a fixed rate of 2.75% under the fourth amendment, effective September 30, 2026. Sabre Securitization also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by Sabre Securitization under the AR Facility are due monthly. Unamortized net debt issuance costs related to our AR Facility are $2 million as of September 30, 2026 and $1 million as of December 31, 2025, which are recorded in other assets, net in our consolidated balance sheets.
In connection with the Securitization Facility, certain of our subsidiaries (the “Originators”) have sold and contributed, and will continue to sell or contribute, substantially all of their accounts receivable and certain related assets (collectively, the “Receivables”) to Sabre Securitization to be held as collateral for borrowings under the Securitization Facility. Sabre Securitization’s assets are not available to satisfy the obligations of Sabre Corporation or any of its affiliates. Under the terms of the Securitization Facility, the lenders under the AR Facility and FILO Facility would have a senior priority claim to the assets of Sabre Securitization, which will primarily consist of the Receivables of the Originators participating in the Securitization Facility. As of September 30, 2026, $356 million of Receivables are held as assets by Sabre Securitization, consisting of $351 million of accounts receivable and $5 million of other assets, net in our consolidated balance sheets.
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
The Securitization Facility contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. As of September 30, 2026, we were in compliance with the financial covenants of the Securitization Facility.
Exchangeable Notes
On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of its then-outstanding 4.000% senior exchangeable notes due 2025 (the “2025 Exchangeable Notes”) for $150 million aggregate principal amount of Sabre GLBL's 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes") and approximately $30 million of cash. On May 18, 2026, Sabre GLBL issued $150 million aggregate principal amount of newly-issued 7.00% senior exchangeable notes due 2031 (the "2031 Exchangeable Notes" and together with the 2025 Exchangeable Notes and 2026 Exchangeable Notes, the "Exchangeable Notes"). Concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 2026 Exchangeable Notes at par plus accrued and unpaid interest (the "May 2026 Exchangeable Notes Transaction"). In connection with this transaction, we paid approximately $5 million in third-party fees plus $2 million of accrued and unpaid interest. We determined that the May 2026 Exchangeable Notes Transaction represents a debt extinguishment and therefore recognized an immaterial loss on extinguishment of debt during the nine months ended September 30, 2026. We used the net proceeds of $50 million to repay the remaining $50 million of 2026 Exchangeable Notes when they matured on August 1, 2026. Ultimately, the May 2026 Exchangeable Notes Transaction did not result in any incremental indebtedness being incurred.
The 2031 Exchangeable Notes are senior, unsecured obligations of Sabre GLBL, accrue interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026, at a rate of 7.00% per year, and mature on May 15, 2031, unless earlier repurchased, redeemed or exchanged in accordance with specified circumstances and terms of the indenture governing the 2031 Exchangeable Notes (the "2031 Exchangeable Notes Indenture"). As of September 30, 2026, we have $150 million aggregate principal amount of 2031 Exchangeable Notes outstanding.
Under the terms of the 2031 Exchangeable Notes Indenture, the 2031 Exchangeable Notes are exchangeable into common stock of Sabre Corporation (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended September 30, 2026, if the last reported sale price per share of our common stock exceeds 130% of the exchange price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of the 2031

Exchangeable Notes, as determined following a request by a holder in accordance with the procedures in the 2031 Exchangeable Notes Indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the exchange rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the 2031 Exchangeable Notes Indenture);
•upon the occurrence of specified corporate events;
•on or after November 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, May 15, 2031; or
•if Sabre GLBL calls any note for redemption, then the holder may exchange such note at any time before the close of business on the second business day immediately before the related redemption date.
With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the 2031 Exchangeable Notes Indenture), the holders of the 2031 Exchangeable Notes may require us to repurchase all or part of the principal amount of the 2031 Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the 2031 Exchangeable Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. As of September 30, 2026, none of the conditions allowing holders of the 2031 Exchangeable Notes to exchange have been met.
The 2031 Exchangeable Notes are exchangeable at their holder’s election into shares of our common stock based on an initial exchange rate of 447.2272 shares of common stock per $1,000 principal amount of the 2031 Exchangeable Notes, which is equivalent to an initial exchange price of approximately $2.24 per share. The exchange rate is subject to anti-dilution and other adjustments. Upon exchange, Sabre GLBL will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If a “Make-Whole Fundamental Change” (as defined in the 2031 Exchangeable Notes Indenture) occurred with respect to any 2031 Exchangeable Note and the exchange date for the exchange of such 2031 Exchangeable Note occurred during the related “Make-Whole Fundamental Change Exchange Period” (as defined in the 2031 Exchangeable Notes Indenture), then, subject to the provisions set forth in the 2031 Exchangeable Notes Indenture, the exchange rate applicable to such exchange would have been increased by a number of shares set forth in the table contained in the 2031 Exchangeable Notes Indenture, based on a function of the time since origination and our stock price on the date of the occurrence of such Make-Whole Fundamental
The 2031 Exchangeable Notes will not be redeemable at our option prior to May 21, 2029. On or after May 21, 2029, Sabre GLBL may redeem for cash all or any portion of the 2031 Exchangeable Notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of our common stock exceeds 130% of the exchange price then in effect for a specified period of time ending on, and including, the trading day immediately preceding the date we provide notice of redemption, subject to the other limitations set forth in the 2031 Exchangeable Notes Indenture.
Holders of the 2031 Exchangeable Notes may require Sabre GLBL to repurchase for cash all or any portion of their notes on May 15, 2029, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
Debt issuance costs were amortized over the contractual life of the 2025 Exchangeable Notes and the 2026 Exchangeable Notes. Debt issuance costs for the 2031 Exchangeable Notes are amortized from the date of issuance to May 15, 2029, the date on which the holders have a non-contingent, unilateral right to require us to repurchase the notes. Debt issuance costs are amortized through interest expense, within our results from continuing operations. The effective interest rate at September 30, 2026 is 8.37% for the 2031 Exchangeable Notes and the effective interest rates at September 30, 2025 were 8.82% and 4.78% for the 2026 Exchangeable Notes and 2025 Exchangeable Notes, respectively.

The following table sets forth the carrying value of the Exchangeable Notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
	2031 Exchangeable Notes	2026 Exchangeable Notes
Principal	$150,000	$150,000
Less: Unamortized debt issuance costs	4,830	1,274
Net carrying value	$145,170	$148,726

The following table sets forth interest expense recognized related to the Exchangeable Notes for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	2026 Exchangeable Notes	2031 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes	2026 Exchangeable Notes	2031 Exchangeable Notes	2025 Exchangeable Notes	2026 Exchangeable Notes
Contractual interest expense	$305	$2,625	$—	$2,745	$4,921	$3,879	$2,138	$8,235
Amortization of debt issuance costs	62	407	—	515	974	599	414	1,511

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
The following tables present our assets (liabilities) that are required to be measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value at Reporting Date Using
Assets:	September 30, 2026	Level 1	Level 2	Level 3
Money market funds	$288,220	$288,220	$—	$—
Time deposits	27,349	—	27,349	—
Investment in securities	761	761	—	—
Total assets	$316,330	$288,981	$27,349	$—

		Fair Value at Reporting Date Using
Assets:	December 31, 2025	Level 1	Level 2	Level 3
Money market funds	$410,493	$410,493	$—	$—
Time deposits	30,280	—	30,280	—
Investment in securities	633	633	—	—
Total assets	$441,406	$411,126	$30,280	$—

Liabilities:
Derivatives
Interest rate swap contracts	$(1,381)	$—	$(1,381)	$—
Total liabilities	$(1,381)	$—	$(1,381)	$—

There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three and nine months ended September 30, 2026.
Other Financial Instruments
The carrying value of our financial instruments including cash and cash equivalents, restricted cash and accounts receivable approximates their fair values due to the short term nature of these instruments. The fair values of our 2031 Exchangeable Notes, senior secured notes due 2027, 2029, 2030 and 2032 and term loans under our Amended and Restated Credit Agreement are determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. The fair value of the FILO Facility was determined using a valuation model that includes certain assumptions and Level 3 inputs. The outstanding principal balances of our AR Facility and FILO Facility approximated their fair value as of September 30, 2026 and December 31, 2025.
The following table presents the fair value and carrying value of our senior notes and borrowings under our senior secured credit facilities as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026		As of December 31, 2025
Financial Instrument	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)
2024 Term Loan B-1	375,920	392,978	355,652	392,183
2024 Term Loan B-2	69,757	73,620	66,500	74,169
2025 Term Loan B-1	273,741	267,109	294,725	265,206
2025 Term Loan B-2	81,535	79,637	88,712	78,911
7.32% senior exchangeable notes due 2026	—	—	133,701	150,000
7.00% senior exchangeable notes due 2031	196,597	150,000	—	—
8.625% senior secured notes due 2027	—	—	93,342	91,607
11.25% senior secured notes due 2027	—	—	1,609	1,548
11.125% senior secured notes due 2029	75,860	69,318	1,015,660	1,000,000
10.75% senior secured notes due 2029	191,471	185,443	379,250	422,816
10.75% senior secured notes due 2030	446,509	414,874	386,274	406,318
11.125% senior secured notes due 2030	1,252,933	1,325,000	1,114,418	1,325,000
9.875% senior secured notes due 2032	1,350,196	1,254,980	—	—
______________________
(1)Excludes net unamortized debt issuance costs.
Assets that are Measured at Fair Value on a Nonrecurring Basis
We assess goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if indicators arise. We continually monitor events and changes in circumstances such as changes in market conditions, near and long-term demand and other relevant factors, that could indicate that the fair value of any one of our reporting units may more likely than not have fallen below its respective carrying amount. We have not identified any triggering events or changes in circumstances since the performance of our annual goodwill impairment test that would require us to perform another goodwill impairment test. We did not record any goodwill impairment charges for the three and nine months ended September 30, 2026.

10. Accumulated Other Comprehensive Loss
As of September 30, 2026 and December 31, 2025, the components of accumulated other comprehensive loss, net of related deferred income taxes, are as follows (in thousands):

	September 30, 2026	December 31, 2025
Defined benefit pension and other postretirement benefit plans	$(68,418)	$(70,603)
Unrealized foreign currency translation gain	7,001	8,757
Unrealized loss on interest rate swaps	—	(1,721)
Share of other comprehensive loss of equity method investments	(3,579)	(3,089)
Total accumulated other comprehensive loss, net of tax	$(64,996)	$(66,656)

The amortization of actuarial losses and periodic service credits associated with our retirement-related benefit plans is primarily included in other, net in our consolidated statements of operations. As of September 30, 2026, we have contributed $7 million to our defined benefit pension plan in 2026. Based on current assumptions, we expect to make additional contributions of up to $2 million in 2026 to our defined benefit pension plan.
11. Stock and Stockholders' Equity
Liability-classified stock-based payment awards
In the first quarter of 2026, we adopted a short-term incentive compensation program for non-executive team members. Under this program, participants are eligible to receive fully-vested shares of our common stock which would be issued in early 2027, contingent upon the achievement of specific performance metrics. We account for the potential issuance of these shares of common stock as stock-based payment awards granted under this program. Stock-based compensation expense associated with these awards for the three months ended September 30, 2026 was $13 million, of which approximately $1 million is included in cost of revenue, excluding technology costs, $5 million is included in technology costs and $7 million is included in selling, general and administrative expenses, in our consolidated statement of operations. Stock-based compensation expense associated with these awards for the nine months ended September 30, 2026 was $25 million, of which approximately $1 million is included in cost of revenue, excluding technology costs, $11 million is included in technology costs and $13 million is included in selling, general and administrative expenses, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of our common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $25 million of stock-based compensation expense we have recognized in connection with these awards during the nine months ended September 30, 2026 is included in accrued compensation and related benefits on our consolidated balance sheet.
Exchangeable Notes
On April 17, 2020, we issued $345 million aggregate principal amount of the 2025 Exchangeable Notes. On March 19, 2024, Sabre GLBL exchanged $150 million aggregate principal amount of our then-outstanding 2025 Exchangeable Notes for $150 million aggregate principal amount of the 2026 Exchangeable Notes and approximately $30 million of cash. On May 18, 2026, we issued $150 million aggregate principal amount of the 2031 Exchangeable Notes. Substantially concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 2026 Exchangeable Notes. Under the terms of the 2031 Exchangeable Notes Indenture, the 2031 Exchangeable Notes are exchangeable into our common stock under specified circumstances, at our election. As of September 30, 2026, we had $150 million of aggregate principal amount of 2031 Exchangeable Notes outstanding. The 2025 Exchangeable Notes and 2026 Exchangeable Notes matured on April 15, 2025 and August 1, 2026, respectively, and were settled with cash.
Share Repurchase Program
In February 2017, we announced the approval of a multi-year share repurchase program (the “Share Repurchase Program”) to purchase up to $500 million of Sabre's common stock outstanding. Repurchases under the Share Repurchase Program may take place in the open market or privately negotiated transactions. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the nine months ended September 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

12. Earnings Per Share
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
(Loss) income from continuing operations	$(26,031)	$48,165	$(53,010)	$(156,230)
Less: Net loss attributable to noncontrolling interests	(386)	(266)	(498)	(221)
Net (loss) income from continuing operations available to common stockholders, basic	(25,645)	48,431	(52,512)	(156,009)
Add: Interest expense and amortization of debt discount and issuance costs for exchangeable notes, net of tax	—	2,526	—	—
Net (loss) income from continuing operations available to common stockholders, diluted	$(25,645)	$50,957	$(52,512)	$(156,009)
Denominator:
Basic weighted-average common shares outstanding	403,618	394,580	399,406	390,616
Add: Dilutive effect of restricted stock awards	—	1,340	—	—
Add: Dilutive effect of exchangeable notes	—	33,333	—	—
Diluted weighted-average common shares outstanding	403,618	429,253	399,406	390,616
(Loss) income per share from continuing operations:
Basic	$(0.06)	$0.12	$(0.13)	$(0.40)
Diluted	$(0.06)	$0.12	$(0.13)	$(0.40)
Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding plus the effect of all dilutive common stock equivalents during each period. The diluted weighted-average common shares outstanding calculation excludes 10 million and 3 million of dilutive restricted stock awards for the three and nine months ended September 30, 2026, respectively, and 4 million of dilutive restricted stock awards for the nine months ended September 30, 2025, as their effect would be anti-dilutive given the net loss incurred in the period. In addition, the calculation of diluted weighted-average common shares outstanding excludes the impact of 3 million and 9 million of anti-dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2026, respectively, and 8 million and 1 million of anti-dilutive stock options and restricted stock awards for the three and nine months ended September 30, 2025, respectively.
We have used the if-converted method for calculating any potential dilutive effect of the Exchangeable Notes on our diluted net income per share. Under the if-converted method, the 2025 Exchangeable Notes and 2026 Exchangeable Notes are assumed to be converted at the beginning of each period they were outstanding and the 2031 Exchangeable Notes are assumed to be converted at the issuance date of May 18, 2026. The resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Exchangeable Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 67 million resulting common shares related to the 2031 Exchangeable Notes for both the three and nine months ended September 30, 2026, and approximately 42 million resulting common shares related to the then-outstanding Exchangeable Notes for the nine months ended September 30, 2025, are not included in the dilutive weighted-average common shares outstanding calculation as their effect would be anti-dilutive given the net loss incurred in the periods.
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
If the DIT were to fully prevail on outstanding claims against us, including SAPPL, and other group companies, that have not been dismissed, we could be subject to taxes, interest and penalties of approximately $23 million as of September 30, 2026. We intend to continue to aggressively defend against each of the foregoing claims. Although we do not believe that the outcome of the proceedings will result in a material impact on our business or financial condition, litigation is by its nature uncertain. We do not believe this outcome is more likely than not and therefore have not made any provisions or recorded any liability for the potential resolution of any of these claims.
Litigation Relating to Routine Proceedings
We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.
Other Tax Matters
We operate in numerous jurisdictions in which taxing authorities may challenge our position with respect to income and non-income based taxes. We routinely receive inquiries and may also from time to time receive challenges or assessments from these taxing authorities. With respect to non-income based taxes, we recognize liabilities when we determine it is probable that amounts will be owed to the taxing authorities and such amounts are estimable. As of September 30, 2026, we have made provisions or recorded liabilities as required for any claims that may be made against positions taken. We intend to vigorously defend our positions against any claims that are not insignificant, including through litigation when necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains information that may constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of continuing operations, our prospects and strategies for future growth, the development and introduction of new technologies and products, expectations regarding cost reductions, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “expects,” “outlook,” "intends," "will," "may," "believes," “pro forma,” “plans,” “predicts,” “potential,” "possible," “estimates,” “intends,” “should,” “could,” “anticipates,” “likely,” “commit,” “guidance,” “anticipate,” “incremental,” “provisional,” “preliminary,” “forecast,” “continue,” “strategy,” “objective,” “project,” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions and are subject to risks, uncertainties and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Certain of these risks, uncertainties and changes in circumstances are described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in the “Risk Factors” and “Forward-Looking Statements” sections included in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, outlook, guidance, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. Unless required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events after the date they are made.
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
A significant portion of our revenue is generated through transaction-based fees that we charge to our customers. We generate revenue from our distribution activities through transaction fees for bookings on our Sabre Mosaic® Marketplace ("Marketplace"), as well as product revenue from agency solutions offerings such as payments and media, and from our Sabre Mosaic® Airline Technology ("Airline Technology") through recurring usage-based fees for the use of our SaaS and hosted systems, as well as upfront fees and professional services fees.
Recent Developments Affecting our Results of Operations
Inflation offset program
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to largely offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively comparable to 2025. Since we began this program in the fourth quarter of 2025, we have incurred $64 million in costs primarily associated with our workforce. These restructuring costs are comprised of $60 million that has been or will be paid in cash for severance and related benefits costs and $4 million that has been paid related to other restructuring costs. This program will be implemented through 2027 and may result in additional restructuring charges as we continue to evaluate third-party costs including our geographic and real estate footprints. Total costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026.

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
Travel Industry and Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has recently come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first three quarters of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years; however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air Marketplace bookings, and those pressures had and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the fourth quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year.
We believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months; however, given the uncertain economic environment and the recent impacts on air Marketplace volume growth, we will continue to monitor our liquidity levels and take additional steps should we determine they are necessary. See “—Recent Events Impacting Our Liquidity and Capital Resources” and “—Senior Secured Credit Facilities.” During recent years, we refinanced portions of our debt which resulted in higher interest rates than prior years, increasing our current and future interest expense.
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
We generate revenue through bookings processed through our Marketplace, adjusted for estimated cancellations of those bookings. Other Marketplace revenue includes product revenue from agency solutions offerings such as payments and media. We also generate revenue from Airline Technology activities from our product offerings including platform product offerings across the full retailing lifecycle from network planning and offer creation to payments, servicing, and disruption recovery. Additionally, we generate revenue through software licensing and maintenance fees. Recognition of license fees upon delivery has previously resulted and will continue to result in periodic fluctuations in revenue recognized.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of professional service fees, costs to defend legal disputes, provision for expected credit losses, non-recoverable taxes, indirect taxes, other overhead costs, and personnel-related expenses, including stock-based compensation, for employees engaged in sales, sales support, account management and who administratively support the business in finance, legal, human resources, information technology and communications. Depreciation and amortization included in selling, general and administrative expenses is associated with property and equipment, acquired customer relationships, trademarks and brand names purchased through acquisitions or established through the take private transaction in 2007, which includes a remaining useful life of 11 years as of September 30, 2026 for trademarks and brand names.
Key Metrics
“Marketplace Bookings” and “passengers boarded” are the primary metrics we utilize to measure operating performance. We generate revenue for each booking, which includes bookings made through our Marketplace (e.g., Air, Lodging, Car, Rail and Tour) and through our equity method investments in cases where we are paid directly by the travel supplier. Air bookings are presented net of bookings cancelled within the period presented. We also recognize Airline Technology revenue from recurring usage-based fees for passengers boarded. These key metrics allow management to analyze customer volume over time for each of our product lines to monitor industry trends and analyze performance. We believe that these key metrics are useful for investors and other third parties as indicators of our financial performance and industry trends. While these metrics are based on what we believe to be reasonable estimates of our transaction counts for the applicable period of measurement, there are inherent challenges associated with their measurement. In addition, we are continually seeking to improve our estimates of these metrics, and these estimates may change due to improvements or changes in our methodology.
The following table sets forth these key metrics for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marketplace Bookings - Air	79,428	80,542	(1.4)%	242,477	238,514	1.7%
Marketplace Bookings - Lodging and Other	15,702	14,593	7.6%	45,531	43,275	5.2%
Total Marketplace Bookings	95,130	95,135	—%	288,008	281,789	2.2%
Passengers Boarded	185,642	182,212	1.9%	529,768	519,391	2.0%
Non‑GAAP Financial Measures and Related Limitations
We have included both financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as certain supplemental non‑GAAP financial measures, including Adjusted Net Income (Loss) from continuing operations (“Adjusted Net Income (Loss)”), Adjusted EBITDA, Free Cash Flow, and ratios derived from these measures. The non‑GAAP financial measures are presented in addition to, and not as a substitute for, financial results prepared in accordance with GAAP. GAAP financial measures are presented with equal or greater prominence wherever non‑GAAP financial measures are discussed.
Definitions
Adjusted Net Income (Loss) is defined as (loss) income from continuing operations adjusted to exclude acquisition‑related amortization; restructuring and other costs; loss on extinguishment of debt; other, net; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the related tax impacts of these adjustments.
Adjusted EBITDA is defined as (loss) income from continuing operations adjusted to exclude depreciation and amortization of property and equipment; amortization of capitalized implementation costs; acquisition‑related amortization; restructuring and other costs; interest expense, net; other, net; loss on extinguishment of debt; disposition‑related costs; litigation costs, net; indirect tax matters; stock‑based compensation; and the provision for income taxes.
Free Cash Flow is defined as cash used in operating activities, less cash used for additions to property and equipment.
Adjusted Net Income (Loss) from continuing operations per share is defined as Adjusted Net Income (Loss) divided by diluted weighted‑average common shares outstanding.
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
Limitations of Non‑GAAP Financial Measures
Adjusted Net Income (Loss), Adjusted EBITDA, Free Cash Flow, and related ratios are not recognized measures under GAAP and have inherent limitations as analytical tools. Accordingly, they should not be considered in isolation or as substitutes for net (loss) income, (loss) income from continuing operations, or cash flows from operating activities prepared in accordance with GAAP.
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
•Adjusted Net Income (Loss) and Adjusted EBITDA do not reflect changes in, or cash requirements associated with, working capital.
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

The following table sets forth the reconciliation of (Loss) income from continuing operations to Adjusted Net Income (Loss) from continuing operations and (Loss) income from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income from continuing operations	$(26,031)	$48,165	$(53,010)	$(156,230)
Adjustments:
Acquisition-related amortization(1a)	7,730	7,730	23,190	23,194
Restructuring and other costs(2)	3,307	3,815	15,131	3,815
Loss on extinguishment of debt	—	—	2,958	85,182
Other, net(3)	15,860	(6,929)	2,698	(6,432)
Disposition-related costs(4)	—	720	—	1,240
Indirect tax matters(5)	(268)	3,915	(3,497)	(4,036)
Stock-based compensation(6)	23,663	11,170	49,906	34,772
Stockholder matter costs(7)	7	—	3,549	—
Tax impact of adjustments(8)	28,121	(73,466)	(31,684)	8,578
Adjusted Net Income (Loss) from continuing operations	$52,389	$(4,880)	$9,241	$(9,917)
Adjusted Net Income (Loss) from continuing operations per share	$0.11	$(0.01)	$0.02	$(0.03)
Adjusted diluted weighted-average common shares outstanding(9)	480,743	394,580	469,705	390,616

(Loss) income from continuing operations	$(26,031)	$48,165	$(53,010)	$(156,230)
Adjustments:
Depreciation and amortization of property and equipment(1b)	16,294	16,484	48,716	46,099
Amortization of capitalized implementation costs(1c)	3,011	2,797	8,597	8,690
Acquisition-related amortization(1a)	7,730	7,730	23,190	23,194
Restructuring and other costs(2)	3,307	3,815	15,131	3,815
Interest expense, net	123,393	111,312	370,124	332,346
Other, net(3)	15,860	(6,929)	2,698	(6,432)
Loss on extinguishment of debt	—	—	2,958	85,182
Disposition-related costs(4)	—	720	—	1,240
Indirect tax matters(5)	(268)	3,915	(3,497)	(4,036)
Stock-based compensation(6)	23,663	11,170	49,906	34,772
Stockholder matter costs(7)	7	—	3,549	—
(Benefit) provision for income taxes	(3,273)	(58,546)	(2,975)	21,068
Adjusted EBITDA	$163,693	$140,633	$465,387	$389,708
The following tables present information from our statements of cash flows and set forth the reconciliation of cash used in operating activities, the most directly comparable GAAP measure, to Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(122,661)	$(248,155)
Cash used in investing activities	(69,973)	(50,352)
Cash used in financing activities	(31,522)	(804,408)

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(122,661)	$(248,155)
Additions to property and equipment	(70,493)	(59,419)
Free Cash Flow	$(193,154)	$(307,574)
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
(3) Other, net includes $19 million in debt modification costs related to the financing activity that occurred in the third quarter of 2026, $15 million of transition services agreement income, net, in the current year period and a gain on the sale of assets of $5 million recognized in the prior year period. In addition, all periods presented include foreign exchange gains and losses related to the remeasurement of foreign currency denominated balances included in our consolidated balance sheets into the relevant functional currency.
(4) Disposition-related costs represent fees and expenses incurred associated with disposition-related activities.
(5) Indirect tax matters represents charges and adjustments to charges associated with certain digital services taxes ("DST") and other indirect tax matters related to historical periods, which may ultimately be settled in cash, and certain foreign non-income tax litigation matters. See detailed disclosures regarding these matters included in the Liquidity and Capital Resources and Risk Factors sections.
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
(9) The Adjusted diluted weighted-average common shares outstanding calculation includes approximately 10 million and 3 million of dilutive restricted stock awards for the three and nine months ended September 30, 2026, respectively, and approximately 67 million resulting common shares related to the 2031 Exchangeable Notes for the three and nine months ended September 30, 2026, respectively.
Results of Operations
The following table sets forth our consolidated statements of operations data for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)		(Amounts in thousands)
Revenue	$738,426	$715,183	$2,210,713	$2,104,458
Cost of revenue, excluding technology costs	316,389	313,074	961,834	914,899
Technology costs	176,272	168,009	522,752	515,810
Selling, general and administrative	136,409	140,475	408,071	399,595
Operating income	109,356	93,625	318,056	274,154
Interest expense, net	(123,393)	(111,312)	(370,124)	(332,346)
Loss on extinguishment of debt	—	—	(2,958)	(85,182)
Equity method income	593	377	1,739	1,780
Other, net	(15,860)	6,929	(2,698)	6,432
Loss from continuing operations before income taxes	(29,304)	(10,381)	(55,985)	(135,162)
(Benefit) provision for income taxes	(3,273)	(58,546)	(2,975)	21,068
(Loss) income from continuing operations	$(26,031)	$48,165	$(53,010)	$(156,230)

Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Revenue	$738,426	$715,183	$23,243	3%
Revenue increased $23 million, or 3%, for the three months ended September 30, 2026 compared to the same period in the prior year, primarily due to:
•a $19 million, or 3%, increase in Marketplace revenue driven by a $14 million increase in transaction-based revenue primarily due to favorable rate impacts and a $5 million increase in product-based revenue; and
•a $5 million or 3%, increase in Airline Technology revenue driven by a $2 million increase in volume growth and a $3 million increase in other revenue.

Cost of revenue, excluding technology costs

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$316,389	$313,074	$3,315	1%
Cost of revenue, excluding technology costs, increased $3 million, or 1%, for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to an increase in incentive consideration due to an increase in rates and transaction mix.
Technology Costs

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Technology costs	$176,272	$168,009	$8,263	5%
Technology costs increased by $8 million or 5%, for the three months ended September 30, 2026 compared to the same period in the prior year driven by a $6 million increase in transaction volumes and a $2 million increase in labor and professional services primarily due to a $10 million increase in employee bonus and stock compensation expense compared to a reduction in variable-based compensation in the prior year period, partially offset by a $8 million decrease due to the inflation offset program.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Selling, general and administrative	$136,409	$140,475	$(4,066)	(3)%
Selling, general and administrative expenses decreased $4 million, or 3%, for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to an $8 million decrease in indirect taxes primarily related to an indirect tax refund, partially offset by a $4 million increase in labor and professional services primarily due to a $13 million increase in employee bonus and stock compensation expense compared to a reduction in variable based compensation in the prior year, partially offset by a $9 million decrease due to the inflation offset program.
Interest expense, net

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Interest expense, net	$123,393	$111,312	$12,081	11%

Interest expense increased $12 million, or 11%, during the three months ended September 30, 2026 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2025. See Note 8. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in the prior year period.
Other, net

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Other, net	$15,860	$(6,929)	$22,789	(329)%
Other, net increased $23 million for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to $19 million in debt modification costs related to the financing activity that occurred in the third quarter of 2026 and $4 million of transition services agreement expense, net, associated with the Hospitality Solutions Sale. See Note 8. Debt for further details regarding debt transactions.
Benefit for Income Taxes

	Three Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Benefit for income taxes	$(3,273)	$(58,546)	$55,273	(94)%

For the three months ended September 30, 2026, we recognized $3 million of income tax benefit for continuing operations, compared to an income tax benefit of $59 million for the three months ended September 30, 2025. The effective tax rate is primarily impacted by changes in the valuation allowance, tax permanent differences and tax credits plus the impact of the discrete recognition of tax benefits resulting from the settlement of tax matters.
Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Revenue	$2,210,713	$2,104,458	$106,255	5%
Revenue increased $106 million, or 5%, for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to:
•a $99 million, or 6%, increase in Marketplace revenue driven by a $83 million increase in transaction-based revenue due to favorable rate impacts and a 2% increase in Marketplace bookings to 288 million, and a $16 million increase in product-based revenue; and
•an $8 million, or 2%, increase in Airline Technology revenue driven by a $4 million increase in volume growth and a $4 million increase in other revenue.
Cost of revenue, excluding technology costs

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Cost of revenue, excluding technology costs	$961,834	$914,899	$46,935	5%
Cost of revenue, excluding technology costs, increased $47 million, or 5%, for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to a $47 million increase in incentive consideration due to an increase in rates, transaction mix and volume, and a $1 million increase in labor and professional services partially due to a restructuring charge associated with the inflation offset program in the current period.
Technology Costs

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Technology costs	$522,752	$515,810	$6,942	1%

Technology costs increased $7 million, or 1%, for the nine months ended September 30, 2026 compared to the same period in the prior year driven by a $12 million increase in transaction volumes and a $3 million increase in depreciation and amortization, partially offset by a $9 million decrease in labor and professional services primarily due to a $13 million decrease due to the inflation offset program, partially offset by a $4 million increase in employee bonus and stock compensation expense compared to a reduction in variable-based compensation in the prior year period.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Selling, general and administrative	$408,071	$399,595	$8,476	2%

Selling, general and administrative expenses increased $8 million, or 2%, for the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to a $4 million increase in the provision for credit losses and a $4 million increase due to professional services costs associated with stockholder matters.
Interest expense, net

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Interest expense, net	$370,124	$332,346	$37,778	11%
Interest expense increased $38 million, or 11% during the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to additional interest incurred since the prior year period in connection with the financing activities that occurred during 2025. See Note 8. Debt for further details. Interest expense, net from continuing operations excludes interest expense associated with the debt that was required to be repaid with the proceeds from the Hospitality Solutions Sale, in the prior year period.
Loss on extinguishment of debt
We recognized a loss on extinguishment of debt of $3 million during the nine months ended September 30, 2026 primarily due to the early redemption of our 8.625% senior secured notes due 2027, in the first quarter of 2026. We recognized a loss on extinguishment of debt of $85 million during the nine months ended September 30, 2025, as a result of the refinancing activity that occurred in the second quarter of 2025. See Note 8. Debt for further details.
Other, net

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
Other, net	$2,698	$(6,432)	$9,130	(142)%
Other, net increased $9 million for the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to $19 million in debt modification costs related to the financing activity that occurred in the third quarter of 2026 and a gain on the sale of assets of $5 million recognized in the prior year period, partially offset by $15 million of transition services agreement income, net, associated with the Hospitality Solutions disposition and a $1 million decrease due to realized and unrealized foreign currency exchange losses in the current period. See Note 8. Debt for further details regarding debt transactions.
(Benefit) provision for Income Taxes

	Nine Months Ended September 30,
	2026	2025	Change

	(Amounts in thousands)
(Benefit) provision for income taxes	$(2,975)	$21,068	$(24,043)	(114)%

For the nine months ended September 30, 2026, we recognized an income tax benefit of $3 million for continuing operations, compared to an income tax expense of $21 million for the nine months ended September 30, 2025. The effective tax rate decreased for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to an increase in U.S. permanent adjustments recorded in the current period, offset by various discrete items recorded in each of the respective nine month periods. The difference between our effective tax rates and the U.S. federal statutory income tax rate primarily results from valuation allowances, our geographic mix of taxable income in various tax jurisdictions, tax permanent differences and tax credits.

Liquidity and Capital Resources
Our current principal source of liquidity is our cash and cash equivalents on hand. As of September 30, 2026 and December 31, 2025, our cash and cash equivalents and outstanding letters of credit were as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$588,340	$791,555
Outstanding balance under the AR Facility(1)	93,000	82,200
Available undrawn balance under the AR Facility(1)	—	—
Outstanding letters of credit under the bilateral letter of credit facility	10,696	10,963
Available under the bilateral letter of credit facility	9,304	9,037
______________________
(1)AR Facility (as defined below) does not include the "first-in, last-out" term loan tranche (the "FILO Facility") under the accounts receivable securitization facility (the "Securitization Facility").
As of September 30, 2026, we had $93 million outstanding under the revolving tranche under the Securitization Facility (the "AR Facility"). The AR Facility matures on September 28, 2029 and allows us the ability to prepay the principal amount prior to the maturity date without penalty. See Note 8. Debt.
We consider cash equivalents to be highly liquid investments that are readily convertible into cash. Securities with contractual maturities of three months or less, when purchased, are considered cash equivalents. We record changes in a book overdraft position, in which our bank account is not overdrawn but recently issued and outstanding checks result in a negative general ledger balance, as cash flows from financing activities. We invest in a money market fund which is classified as cash and cash equivalents in our consolidated balance sheets and statements of cash flows. We held no short-term investments as of September 30, 2026 and December 31, 2025. We had $21 million held as cash collateral for standby letters of credit in restricted cash on our consolidated balance sheets as of September 30, 2026 and December 31, 2025, $78 million in restricted cash for purposes of redeeming the 11.125% senior secured notes due 2029, in the fourth quarter of 2026, on our consolidated balance sheet as of September 30, 2026 and $98 million in restricted cash for purposes of redeeming the 8.625% senior secured notes due 2027, in the first quarter of 2026, on our consolidated balance sheet as of December 31, 2025.
Liquidity Outlook
The travel ecosystem has shifted over the past few years, resulting in the changing needs of our airline, hotel and agency customers, for which we have established strategic priorities with the goal of achieving sustainable long-term growth. Industry air distribution volume growth has come under pressure due to conflict in the Middle East, which may continue into the future and could impact our rate of growth. In the first three quarters of 2026, we have experienced year-on-year bookings growth due to implementation of certain commercial wins from recent years; however, the onset of the conflict in the Middle East and resulting increase in fuel prices created headwinds that impacted air distribution bookings, and those pressures had and may continue to have a negative impact on our bookings. In the near term, we expect these trends to continue into the fourth quarter of 2026 and anticipate low-to-mid-single-digit air bookings growth for the year. These changes have had, and we believe they will continue to have, a significant negative impact on our financial results and liquidity, and this negative impact may continue. Given the uncertain economic environment, we cannot provide assurance that the assumptions used to estimate our liquidity requirements will be accurate. However, based on our assumptions and estimates with respect to our financial condition, we believe that we have resources to sufficiently fund our liquidity requirements over at least the next twelve months.
In 2024 and 2025, we refinanced and extended the maturity on portions of our debt, which increased our interest rates at the time of these transactions and reduced our liquidity due to our utilizing cash from our balance sheet. In addition, during this period, we repaid debt using cash from our balance sheet of $96 million. Further, we used proceeds of $822 million from the sale of Hospitality Solutions to pay down debt and added approximately $135 million of cash to the balance sheet, in accordance with the terms of the Amended and Restated Credit Agreement, dated as of February 19, 2013 (the "Amended and Restated Credit Agreement"). In 2026, we refinanced portions of our debt, which reduced our interest rates and extended the maturities on the related debt. We believe our cash position and the liquidity measures we have taken will provide additional flexibility as we manage through continued headwinds.
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to largely offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively comparable to 2025. Costs associated with this program are expected to be approximately $65 million, with the significant majority of disbursements occurring in 2026. We are currently evaluating measures to enhance our financial position, which may include implementing additional refinancings, profit improvement initiatives, and other operational efficiencies; these actions may result in the incurrence of initial upfront costs.
We utilize cash and cash equivalents primarily to pay our operating expenses, make capital expenditures, invest in our information technology infrastructure, products and offerings, pay taxes, service our debt as it becomes due, and pay other long-term liabilities. Free cash flow is calculated as cash flow from operations reduced by additions to property and equipment. Cash provided by operations for full year 2026 is expected to be approximately $45 million and free cash flow is expected to be approximately negative $50 million, driven primarily by the impact of restructuring costs associated with the inflation offset program.
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
On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have accounted for the effects of the OBBBA in our consolidated financial statements, and certain provisions of OBBBA, such as the reinstatement of bonus depreciation, full expensing of R&D expenses, and increases in the limitation of interest deductibility, have provided a U.S. federal cash tax benefit for 2025. We continue to monitor the conformity or non conformity to OBBBA by the states in which we have a presence to determine impact to income tax. Countries primarily in Europe continue to propose DSTs in addition to countries that have already enacted DSTs. DSTs are assessed on revenue earned by multinational companies from the provision of certain digital services, such as the use of an online marketplace, regardless of physical presence. Canada repealed their DST on March 26, 2026, and we reversed our accrual for these taxes. As DSTs are proposed, enacted or changed in jurisdictions around the world, we monitor such legislation and determine its applicability to our operations in these jurisdictions. We record DST in selling, general and administrative costs in the consolidated statements of operations.
Capital Resources
As of September 30, 2026, our outstanding debt totaled $4.4 billion, which is net of debt issuance costs and unamortized discounts of $247 million. During 2024 and 2025, we refinanced portions of our debt which resulted in interest rates higher than prior years, increasing current and future interest expense. Through June 4, 2025, the 2023 term loan credit agreement governing the senior secured term loan due 2028 (the “2028 Term Loan") provided the ability for interest to be payable-in-kind, such that amounts due were capitalized into the note balance at the payment date rather than paid in cash, reducing our near-term cash payments for interest on this debt. On June 4, 2025, we repaid all outstanding borrowings under the 2028 Term Loan. Currently interest rates on the majority of our debt, net of cash, is fixed, such that we are not significantly impacted by changes in interest rates.
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

Under the Amended and Restated Credit Agreement, the loan parties are subject to certain customary non-financial covenants, including restrictions on incurring certain types of indebtedness, creation of liens on certain assets, making of certain investments, and payment of dividends. The Securitization Facility also contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold and securing the loans made by the lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The June 2029 Notes and October 2032 Notes (both, as defined below) also include various non-financial covenants, including restrictions on making certain investments, disposition activities and affiliate transactions. In addition, the June 2029 Notes and October 2032 Notes contain customary prepayment events and financial and negative covenants and other representations, covenants and events of default based on, but in certain instances more restrictive than, the Amended and Restated Credit Agreement. As of September 30, 2026, we were in compliance with all covenants under the terms of the Amended and Restated Credit Agreement, the Securitization Facility, the June 2029 Notes, the October 2032 Notes, the 2025 Pari Passu Loan Agreement (as defined below) and the 2026 Pari Passu Loan Agreement (as defined below).
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
Senior Secured Notes
On June 4, 2025, we issued $1.325 billion aggregate principal amount of 11.125% Senior Secured Notes due 2030 (the “July 2030 Notes”). The net proceeds from the issuance were used (i) to fully prepay $900 million of our then-outstanding principal under the 2023 intercompany secured term loan agreement (the "2023 Pari Passu Loan Agreement") with Sabre Financial Borrower, LLC (“Sabre Financial Borrower”), our indirect, consolidated subsidiary, which applied such amounts toward full prepayment of Sabre Financial Borrower's then-outstanding 2028 Term Loan; and (ii) to repurchase $325 million in principal amount of our then-outstanding 8.625% senior secured notes due 2027 (the "June 2027 Notes") (the “June 2025 Refinancing”). The July 2030 Notes bear interest at a rate of 11.125% per year, and mature on July 15, 2030. As a result of the refinancing, Sabre GLBL incurred additional indebtedness of $100 million. In connection with the June 2025 Refinancing, we repaid an aggregate of $1.225 billion in outstanding principal, $44 million in related fees, $34 million in accrued and unpaid interest, and $27 million in third-party fees. We concluded that the June 2025 Refinancing represented a debt extinguishment and therefore recognized a loss on extinguishment of debt during the year ended December 31, 2025 of approximately $85 million. Cash proceeds from the new issuance, payments for the debt principal prepayment (excluding previously capitalized interest amounts) as well as third-party costs and fees paid to lenders that were directly related to the debt extinguishment were reflected as financing cash flows within our consolidated statements of cash flows as of December 31, 2025. Payments associated with interest previously capitalized are reflected as operating cash flows within our consolidated statement of cash flows as of December 31, 2025.

On December 5, 2025, Sabre Financial Borrower entered into a series of transactions governing Sabre Financial Borrower's then-newly issued 11.125% senior secured notes due 2029 (the “June 2029 Notes”) and an intercompany loan agreement (the "2025 Pari Passu Loan Agreement"). The June 2029 Notes were issued in an aggregate principal amount of $1 billion, paid interest at a rate of 11.125% per year, and were scheduled to mature on June 15, 2029. The proceeds of $1 billion received from the sale of the June 2029 Notes were used to repay $627 million of our outstanding term loans and $287 million of our existing senior secured notes (inclusive of $93 million that were redeemed in the first quarter of 2026). The remaining proceeds were partially used to pay $19 million in debt issuance costs. On September 28, 2026, approximately $931 million of the June 2029 Notes were repaid as part of the September 2026 Tender Offers (as defined below), with the remaining principal amounts repaid on October 13, 2026. Refer to paragraph below for more details on the September 2026 Senior Secured Refinance (as defined below).
On December 8, 2025, we exchanged approximately $379 million in principal of the 10.750% senior secured notes due November 2029 (the “November 2029 Notes”), $240 million in principal amount of the June 2027 Notes and $44 million in principal amount of our then-outstanding 11.250% senior secured notes due December 2027 (the “December 2027 Notes”) for approximately $470 million of new 10.750% senior secured notes due March 2030 (the “March 2030 Notes”) and $237 million in cash, inclusive of early exchange consideration, which was recorded as a discount. The March 2030 Notes bear interest at a rate of 10.750% and mature on March 15, 2030. We determined this transaction, including the impact of the early exchange consideration, represents a debt modification and therefore, expensed $7 million of debt modification costs in other, net in our consolidated statement of operations for the year ended December 31, 2025 and included them in cash flow from operations as paid as of December 31, 2025.
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
On September 28, 2026, Sabre Financial Borrower issued $1.35 billion of 9.875% senior secured notes due 2032 (the “October 2032 Notes”) subject to Sabre Financial Borrower using the proceeds from the October 2032 Notes for an intercompany loan to Sabre GLBL (the "2026 Pari Passu Loan") and related intercompany loan agreement (the "2026 Pari Passu Loan Agreement"). On September 28, 2026, Sabre Financial Borrower borrowed the full $1.35 billion amount under the October 2032 Notes and lent the funds to Sabre GLBL under the 2026 Pari Passu Loan Agreement. Concurrently with the issuance of the October 2032 Notes, Sabre completed a tender offer to repurchase approximately $931 million in principal amount of our June 2029 Notes and approximately $252 million in principal amount of our November 2029 Notes (the "September 2026 Tender Offers" and combined with the issuance of the October 2032 Notes, the “September 2026 Senior Secured Refinance”). These transactions incurred $84 million in lender fees consisting primarily of early tender consideration, $40 million in accrued and unpaid interest, and $22 million in third party fees.
The gross proceeds of $1.35 billion received from the sale of the October 2032 Notes were ultimately used to repay the principal balances under the September 2026 Tender Offers, as well as lender fees, accrued interest, and $14 million of third party costs related to these transactions. The remaining proceeds were used to partially fund the satisfaction and discharge of the remaining balance on the June 2029 Notes. Remaining costs related to satisfaction and discharge and additional third party fees were paid with cash on hand. We determined that the September 2026 Senior Secured Refinance, including the impact of the early tender consideration, represents a debt modification for lenders who participated in the September 2026 Tender Offers. Participation by new lenders was accounted for as a new issuance of debt. Therefore, $19 million of third party costs were expensed in other, net in our consolidated statements of operations for the nine months ended September 30, 2026 and included in cash flow from operations as paid, while $3 million of third party costs will be capitalized and amortized over the term of the October 2032 Notes and included in cash flow from financing as paid. In addition, $84 million of lender fees will be capitalized and amortized over the term of the October 2032 Notes and included in cash flow from financing.
On September 28, 2026, we issued a notice of full redemption to redeem all $69 million in aggregate principal amount of the June 2029 Notes on October 13, 2026 for a redemption price equal to 109.250% of the aggregate principal amount of the June 2029 Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On September 28, 2026, we irrevocably deposited or caused to be deposited funds in trust solely for the benefit of holders of the June 2029 Notes of $78 million, which is an amount sufficient to fully pay the redemption price. The $78 million is presented in restricted cash on our consolidated balance sheet as of September 30, 2026 and is made up of the following: $69 million principal amount due, $6 million call premium and $3 million of accrued interest through October 12, 2026. The debt was repaid by the trustee on October 13, 2026.
Exchangeable Notes
On May 18, 2026, Sabre GLBL issued $150 million aggregate principal amount of newly-issued 7.00% senior exchangeable notes due 2031 (the "2031 Exchangeable Notes"). Concurrently with the issuance of the 2031 Exchangeable Notes, we used a portion of the net proceeds to fund the repurchase of $100 million in aggregate principal amount of the outstanding 7.32% senior exchangeable notes due 2026 (the "2026 Exchangeable Notes") at par plus accrued and unpaid interest (the "May 2026 Exchangeable Notes Transaction"). In connection with the May 2026 Exchangeable Notes Transaction, we paid approximately $5 million in third-party fees plus $2 million of accrued and unpaid interest. We determined that the May 2026 Exchangeable Notes Transaction represents a debt extinguishment and therefore recognized an immaterial loss on extinguishment of debt during the nine months ended September 30, 2026. We used the net proceeds of $50 million to repay the remaining $50 million of 2026 Exchangeable Notes when they matured on August 1, 2026. Ultimately, the May 2026 Exchangeable Notes Transaction did not result in any incremental indebtedness being incurred.
Securitization Facility
On August 4, 2026, Sabre Securitization, LLC, our indirect, consolidated subsidiary and a special purpose entity, entered into an amendment of the Securitization Facility that became effective on September 30, 2026. The amendment extended the maturity of the Securitization Facility to September 28, 2029, subject to certain springing maturity conditions, and reduced the drawn fee rates. In addition, the amendment increased the overall size of the existing AR Facility from $115 million to $130 million, while the size of the FILO Facility remained $120 million, resulting in an increase of the overall size of the Securitization Facility to $250 million.  Borrowings under the AR Facility have an interest rate of SOFR plus an applicable margin of 275 basis points, and borrowings under the FILO Facility will have an interest rate of SOFR plus an applicable margin of 625 basis points. We incurred additional fees of $4 million, which were funded with cash on hand. Of these fees, $3 million will be capitalized and amortized to the springing maturity date of March 15, 2029, and the remaining $1 million were expensed to other, net in our consolidated statement of operations for the three and nine months ended September 30, 2026 and included in cash flow from operations as paid.
Cash Flows

	Nine Months Ended September 30,
	2026	2025

	(Amounts in thousands)
Cash used in operating activities	$(122,661)	$(248,155)
Cash used in investing activities	(69,973)	(50,352)
Cash used in financing activities	(31,522)	(804,408)
Cash provided by discontinued operations	4,549	1,035,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,881)	4,385
Decrease in cash, cash equivalents and restricted cash	$(222,488)	$(62,771)
Operating Activities
Cash used in operating activities totaled $123 million for the nine months ended September 30, 2026. The $125 million increase in operating cash flow from the same period in the prior year was primarily due to payments in the prior year of previously paid-in-kind interest and accrued interest of $227 million in connection with refinancing our Senior Secured Term Loan Due 2028, a $44 million decrease in interest payments in connection with our debt, a $23 million decrease in variable-based compensation payments, and an increase in revenue primarily from an increase in transaction volume, partially offset by $46 million of severance payments made in connection with the inflation offset program, $8 million in payments primarily associated with employee retention plans and a contribution of $7 million to our defined benefit pension plan.
Investing Activities
For the nine months ended September 30, 2026, we used $70 million of cash for capital expenditures primarily related to software developed for internal use.
For the nine months ended September 30, 2025, we used $59 million of cash for capital expenditures primarily related to software developed for internal use, partially offset by the proceeds received from the sale of assets of $9 million.
Financing Activities
For the nine months ended September 30, 2026, financing activities used $32 million. Significant highlights of our financing activities include:
•payments of $931 million on our June 2029 Notes, $252 million on our November 2029 Notes, $150 million on our 2026 Exchangeable Notes; $92 million on our June 2027 Notes, $3 million on our 2024 Term Loan B-2, 2025 Term Loan B-1, and 2025 Term Loan B-2 and $2 million on our December 2027 Notes;
•proceeds of $1,266 million from the issuance of the October 2032 Notes and $150 million from the issuance of the 2031 Exchangeable Notes;
•net payments paid on behalf of Hospitality Solutions under the transition services agreement of $12 million;
•payment of $14 million for debt discount and issuance costs;
•net payments of $5 million from the settlement of employee stock awards;
•net payments of $11 million on borrowings on our AR Facility; and

•proceeds of $2 million for final cash settlement as a result of the sale of assets.
For the nine months ended September 30, 2025, financing activities used $804 million. Significant highlights of our financing activities include:
•payments of $806 million on our then-outstanding 2021 Term Loan B-1, 2021 Term Loan B-2, 2022 Term Loan B-1, 2022 Term Loan B-2, 2024 Term Loan B-1 and 2024 Term Loan B-2, $700 million on our then-outstanding Senior Secured Term Loan Due 2028, $325 million on our then-outstanding June 2027 Notes, $183 million on our then-outstanding 2025 Exchangeable Notes, $23 million on our then-outstanding September 2025 Notes and $10 million on our then-outstanding April 2025 Notes;
•proceeds of $1.325 billion from the issuance of the July 2030 Notes;
•payment of $72 million for debt discount and issuance costs;
•net payments of $10 million from the settlement of employee stock awards;
•net payments of $4 million on borrowings on our AR Facility; and
•net receipts received on behalf of Hospitality Solutions under the TSA of $5 million.
Discontinued Hospitality Solutions Business
Cash provided by discontinued operations totaled $5 million for the nine months ended September 30, 2026. The $1,031 million decrease in cash flow from the same period in the prior year was primarily due to the Hospitality Solutions Sale in the prior year period.
Contractual Obligations
There were no material changes to our future minimum contractual obligations since December 31, 2025, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2026.
We had no off balance sheet arrangements during the nine months ended September 30, 2026 and year ended December 31, 2025.
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
Travel suppliers continue to look for ways to decrease their costs and to increase their control over distribution. For example, consolidation in the airline industry, the growth of low cost carriers/hybrids and macroeconomic factors, among other things, have driven some airlines to negotiate for lower fees during contract renegotiations, thereby exerting increased pricing pressure on our business, which, in turn, negatively affects our revenues and margins. In addition, travel suppliers’ use of multiple distribution channels may also adversely affect our contract renegotiations with these suppliers and negatively impact our revenue. Furthermore, as we attempt to renegotiate new Sabre Mosaic® Marketplace ("Marketplace") agreements with our travel suppliers, they may withhold some or all of their content (fares and associated economic terms) for distribution exclusively through their direct distribution channels (for example, the relevant airline’s website) or offer travelers more attractive terms for content available through those direct channels after their contracts expire. As a result of these sources of negotiating pressure, we have in the past and may in the future have to decrease our prices to retain their business. If we are unable to renew our contracts with these travel suppliers on similar economic terms or at all, or if our ability to provide this content is similarly impeded, this would also adversely affect the value of our business as a marketplace due to our more limited content.
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
In 2026, we continued to implement a program that began in the fourth quarter of 2025, designed to largely offset normal inflationary pressures over the next two to three years, with the goal of keeping technology costs and selling, general and administrative costs relatively comparable to 2025. While we believe this to be unlikely, this program may be disruptive to our operations and could yield unanticipated consequences, such as unplanned attrition, increased difficulties in our day-to-day operations and reduced employee morale. Any unplanned attrition could result in the need for contract support at unplanned additional expense or harm our productivity. In addition, we may not realize the entire anticipated goals and expected cost savings of this program due to unforeseen difficulties, delays or unexpected cost. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to risks associated with payment card industry data ("PCI") compliance.
The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. The cost of compliance with PCI DSS is significant and may increase as the requirements change. We are assessed periodically for assurance and successfully completed our last annual assessment in September 2026. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. See “—Security incidents expose us to liability and could damage our reputation and our business.” Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.
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
Trade and economic sanctions or other restrictions imposed by the United States, the United Kingdom, the European Union, or other regions or countries could restrict or impact our ability to operate in or provide certain services to restricted markets or parties. Further, the United States has imposed economic sanctions, and could impose further sanctions in the future, that affect transactions with designated countries, including but not limited to, Cuba, Iran and North Korea, and nationals and others of those countries, and certain specifically targeted individuals and entities engaged in conduct detrimental to U.S. national security interests. Certain United States sanction programs have experienced recent policy or regulatory modifications, including expanded country-specific, entity-based, and secondary sanctions. However, significant targeted restrictions remain, and shifts in regulatory enforcement priorities or sanctions policy may occur rapidly and without prior notice. As a result, we may face compliance risk, reputational harm, or operational disruption arising from evolving compliance regimes.
We have Marketplace contracts with carriers that fly to Cuba, Iran and North Korea; however, these carriers are based outside those countries and are neither owned by those governments or their nationals, nor are they themselves subject to sanctions. With respect to Iran and, North Korea, we believe that our activities are designed to comply with certain information and travel-related exemptions. With respect to Cuba, we have advised the Office of Foreign Assets Control (“OFAC”) that we display on our Marketplace flight information for, and support booking and ticketing of, services of non-Cuban airlines that offer service to Cuba. Based on advice of counsel, we believe these activities fall under an exemption from OFAC regulations applicable to the transmission of information and informational materials and transactions related thereto. We believe that our activities with respect to these countries are known to OFAC and other regulators. We note, however, that sanctions regulations and related interpretive guidance are complex and subject to varying interpretations. Due to this complexity, a regulator’s interpretation of its own regulations and guidance may vary on a case-by-case basis. As a result, we cannot provide any guarantees that a regulator will not challenge the activities described above in the future. Because sanctions enforcement, particularly under OFAC, operates on a strict liability basis and applies to indirect, intermediary, or third party payment processing, any failure or perceived non-compliance could lead to substantial monetary penalties, reputational damage, or operational restrictions, which could have a material adverse effect on our results of operations.
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
As noted, the regulations and sanctions that apply to us are complex. While we have a compliance program in place to help us address these requirements, there can be no assurance that we will be able to consistently address them in an effective manner. Any failure to comply with these sanctions, export controls and related rules and regulations may subject us to legal, financial, and reputational consequences, including substantial per-transaction civil penalties, administrative enforcement actions, criminal penalties, or civil settlement obligations.
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
For example, during the third quarter of 2025, we sold our Hospitality Solutions business. See “Recent Developments Affecting our Results of Operations—Sale of Hospitality Solutions Business.” We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the sale of the Hospitality Solutions business, including any expected optimization of our core business, long-term growth, improvements in our capital structure, future debt refinancings, and other business opportunities that may be facilitated by the sale of the Hospitality Solutions business. In addition, these benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the sale of the Hospitality Solutions business will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the sale of the Hospitality Solutions business or effectively utilize the proceeds from the sale could have an adverse impact on our business, financial condition and results of operations.
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
We have a significant amount of indebtedness. As of September 30, 2026, we had $4.4 billion of indebtedness outstanding which is net of debt issuance costs and unamortized discounts. Our substantial level of indebtedness increases the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to our long-term indebtedness include: (1) increased vulnerability to general adverse economic and industry conditions; (2) higher interest expense if interest rates increase on our floating rate borrowings and our hedging strategies do not effectively mitigate the effects of these increases or if we have to incur additional indebtedness in a higher interest rate environment; (3) the need to divert a significant portion of our cash flow from operations to payments on our indebtedness and interest, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes; (4) limited ability to refinance our existing indebtedness or to obtain additional financing on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy; (5) limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and (6) a competitive disadvantage compared to our competitors that have less debt. Failure to make any required payments or comply with other covenants under the agreements governing our indebtedness could result in an event of default and acceleration of amounts due. Subject to market conditions, we have previously, and may in the future, opportunistically refinance portions of our debt in the near term which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher stock dilution.
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
Delisting from any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.
We may recognize impairments on long-lived assets, including goodwill and other intangible assets, or recognize impairments on our equity method investments.
Our consolidated balance sheets as of September 30, 2026 contained goodwill and intangible assets, net totaling $2.6 billion. Future acquisitions that result in the recognition of additional goodwill and intangible assets would cause an increase in these types of assets. We do not amortize goodwill and intangible assets that are determined to have indefinite useful lives, but we amortize definite-lived intangible assets on a straight-line basis over their useful economic lives, which range from four to thirty years, depending on classification. We evaluate goodwill for impairment on an annual basis or earlier if impairment indicators exist and we evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of definite-lived intangible assets used in combination to generate cash flows largely independent of other assets may not be recoverable. We record an impairment charge whenever the estimated fair value of our reporting units or of such intangible assets is less than its carrying value. The fair values used in our impairment evaluation are estimated using a combined approach based upon discounted future cash flow projections and observed market multiples for comparable businesses. Changes in estimates based on changes in risk-adjusted discount rates, future booking and transaction volume levels, travel supplier capacity and load factors, future price levels, rates of growth including long-term growth rates, rates of increase in operating expenses, cost of revenue and taxes, and changes in realization of estimated cost-saving initiatives could result in material impairment charges.
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
We are subject to a variety of taxes in many jurisdictions globally, including income taxes in the United States at the federal, state, and local levels, and in many other countries. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix or magnitude of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities, including the estimation of valuation allowances. Such changes could result in an increase or decrease in the effective tax rate applicable to all or a portion of our income or losses which would impact our profitability. We consider the undistributed capital investments in our foreign subsidiaries to be indefinitely reinvested as of September 30, 2026, and, accordingly, have not provided deferred taxes on any outside basis differences for most subsidiaries.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases are made pursuant to a multi-year share repurchase program (the “Share Repurchase Program”) authorized by our board of directors on February 6, 2017. This program was announced on February 7, 2017 and allows for the purchase of up to $500 million of outstanding shares of our common stock in privately negotiated transactions or in the open market, or otherwise. On March 16, 2020, we announced the suspension of share repurchases under the Share Repurchase Program in conjunction with certain cash management measures we undertook as a result of the market conditions caused by COVID-19. During the nine months ended September 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program. As of September 30, 2026, the Share Repurchase Program remains suspended and approximately $287 million remains authorized for repurchases.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
10.168
Fourth Amendment to Receivables Financing Agreement, dated as of August 4, 2026, among Sabre Securitization, LLC, as borrower, Sabre Corporation, as parent, Sabre GLBL, Inc., Sabre Asia PTE. Ltd and Sabre Global Technologies Limited, as servicers, PNC Bank, National Association, as administrative agent and Class A Lender Representative, Centerbridge Credit CS, L.P., as Class B Lender Representative, the lenders party thereto, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

10.169
Indenture, dated as of September 28, 2026, among Sabre Financial Borrower, LLC, each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2026).

10.170
Form of 9.875% Senior Secured Notes due 2032 ((incorporated by reference to Exhibit 4.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2026).

10.171
Pledge and Security Agreement, dated as of September 28, 2026 among Sabre Financial Borrower, LLC, Sabre Financing Holdings and Wilmington Trust, National Association, as collateral agent ((incorporated by reference to Exhibit 10.1 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2026).

10.172
First Lien Pari Passu Credit Agreement, dated as of September 28, 2026 among Sabre GLBL Inc., as borrower, Sabre Holdings Corporation, as holdings, Sabre Financial Borrower, LLC, as lender, and Wilmington Trust, National Association, as administrative agent ((incorporated by reference to Exhibit 10.2 of Sabre Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2026).

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

SABRE CORPORATION
(Registrant)
Date:	November 5, 2026	By:	/s/ Michael Randolfi
Michael Randolfi
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)